Form 10-Q
period 1996-06-29
R & B INC
filed 1996-08-08
CIK 868780

- - - --------------------------------------------------------------------------------





                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                                        -------------------

                                            FORM 10-Q

                                       -------------------


                    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended June 29, 1996

                                                OR

                  |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

                                       -------------------


                                  Commission file number 0-18914

                                            R&B, INC.
                                Incorporated pursuant to the Laws
                               of the Commonwealth of Pennsylvania

                                       -------------------


                           IRS - Employer Identification No. 23-2078856

                       3400 East Walnut Street, Colmar, Pennsylvania 18915
                                          (215) 997-1800

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 1, 1996 the Registrant had 7,984,946 common shares, $.01 par value, outstanding.

- - - --------------------------------------------------------------------------------

                                            R & B, INC.

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                           JUNE 29, 1996


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Income:
                   Thirteen Weeks Ended June 29, 1996 and July 1, 1995    3
                   Twenty-six Weeks Ended June 29, 1996 and July 1, 1995  4

               Balance Sheets.......................................      5

               Statement of Shareholders' Equity....................      6

               Statements of Cash Flows.............................      7

               Notes to Financial Statements........................      8

        Item 2.Management's Discussion and
                   Analysis of Results of Operations and
                   Financial Condition..............................     11

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................     15

        Item 6.Exhibits and Reports on Form 8-K.....................     15

        Signature     ..............................................     16

                                  PART I.  FINANCIAL INFORMATION


                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)



                                                              For the Thirteen Weeks Ended
                                                              -----------------------------
                                                                   June 29,       July 1,
(in thousands, except per share data)                               1996       1995
- - - -------------------------------------------------------------------------------------------

Net Sales                                                            $39,678        $31,562
Cost of goods sold                                                    24,510         19,469
- - - -------------------------------------------------------------------------------------------
         Gross profit                                                 15,168         12,093
Selling, general and administrative expenses                          11,125          8,431
- - - -------------------------------------------------------------------------------------------
         Income from operations                                        4,043          3,662
Interest expense, net                                                  1,023            949
- - - -------------------------------------------------------------------------------------------
         Income before taxes                                           3,020          2,713
Provision for taxes                                                    1,098            909
- - - -------------------------------------------------------------------------------------------
         Net Income                                                 $  1,922        $ 1,804
===========================================================================================
Earnings Per Share                                                  $   0.24        $  0.23
===========================================================================================
Average Shares Outstanding                                             7,983          7,979
===========================================================================================



      The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)




                                                              For the Twenty-six Weeks Ended
                                                              -----------------------------
                                                                   June 29,       July 1,
(in thousands, except per share data)                               1996       1995
- - - -------------------------------------------------------------------------------------------

Net Sales                                                            $72,218        $59,899
Cost of goods sold                                                    44,292         37,402
- - - -------------------------------------------------------------------------------------------
         Gross profit                                                 27,926         22,497
Selling, general and administrative expenses                          21,708         16,318
- - - -------------------------------------------------------------------------------------------
         Income from operations                                        6,218          6,179
Interest expense, net                                                  1,990          1,794
- - - -------------------------------------------------------------------------------------------
         Income before taxes                                           4,228          4,385
Provision for taxes                                                    1,543          1,550
- - - -------------------------------------------------------------------------------------------
         Net Income                                                  $ 2,685        $ 2,835
===========================================================================================
Earnings Per Share                                                   $  0.34        $  0.36
===========================================================================================
Average Shares Outstanding                                             7,983          7,969
===========================================================================================



      The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                    CONSOLIDATED BALANCE SHEETS


                                                        June 29,        December 30,
 (in thousands, except share data)                         1996              1995
- - - --------------------------------------------------- ----------------- -----------------
                                                       (unaudited)

Assets
Current Assets:
   Cash and cash equivalents                                 $  1,711          $  1,247
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $8,413 and $7,479        33,319            22,996
  Inventories                                                  41,507            34,948
  Deferred income taxes                                         1,935             1,910
  Prepaids and other current assets                               640             1,348
- - - --------------------------------------------------- ----------------- -----------------
     Total current assets                                      79,112            62,449
- - - --------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             14,663            13,270
Intangible Assets                                              31,540            28,028
Other Assets                                                    2,644             2,728
- - - --------------------------------------------------- ----------------- -----------------
      Total                                                  $127,959          $106,475
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                           $ 5,746          $  3,076
  Accounts payable                                             10,455             4,711
  Accrued compensation                                          2,353             1,926
  Other accrued liabilities                                     2,116             1,177
- - - --------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  20,670            10,890
Long-Term Debt                                                 55,524            46,629
Deferred Income Taxes                                             845               735
Commitments and Contingencies  (Note 5)
Shareholders' Equity:
   Common stock, par value $.01; authorized
     25,000,000 shares; issued 7,984,946 and 7,982,561             80                80
  Additional paid-in capital                                   29,671            29,657
  Retained earnings                                            21,169            18,484
    Total shareholders' equity                                 50,920            48,221
- - - --------------------------------------------------- ----------------- -----------------
      Total                                                  $127,959          $106,475
=================================================== ================= =================

     The accompanying Notes are an integral part of these Consolidated Financial Statements.


                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                            (unaudited)




                                           Common Stock
                                      -----------------------
                                                                 Additional
                                        Shares        Par         Paid-In        Retained
(in thousands, except share data)       Issued       Value        Capital        Earnings        Total
- - - ------------------------------------  -----------  ----------  -------------- -------------- --------------
Balance at December 30, 1995            7,982,561         $80         $29,657        $18,484        $48,221
Common stock sold to
  Employee Stock Purchase Plan                385           -               2              -              2
Shares issued under
  Incentive Stock Plan                      2,000           -              12              -             12
Net income                                      -           -               -          2,685          2,685
Balance at June 29, 1996                7,984,946         $80         $29,671        $21,169        $50,920
====================================  ===========  ==========  ============== ============== ==============

      The accompanying Notes are an integral part of these Consolidated Financial Statements.


                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)


                                                                   For the Twenty-six Weeks Ended
                                                               --------------------------------------
                                                                    June 29,            July 1,
(in thousands)                                                        1996                1995
- - - -------------------------------------------------------------- ------------------ -------------------

Cash Flows from Operating Activities:
Net income                                                                 $2,685              $2,835
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                            2,044               1,381
   Provision for doubtful accounts                                             87                   -
   Provision for deferred income tax                                           85                (140)
Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                    (8,834)             (1,387)
    Inventories                                                            (3,613)             (6,147)
    Prepaids and other current assets                                         846                 106
    Other assets                                                               38                 257
    Accounts payable                                                        5,069              (2,096)
    Other accrued liabilities                                                 797               2,112
- - - -------------------------------------------------------------- ------------------ -------------------
       Cash provided by (used in) operating activities                       (796)             (3,079)
- - - -------------------------------------------------------------- ------------------ -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                 (2,739)               (841)
   Short-term investments                                                       -                 600
   Business acquisitions                                                   (5,228)            (38,665)
- - - -------------------------------------------------------------- ------------------ -------------------
      Cash used in investing activities                                    (7,967)            (38,906)
- - - -------------------------------------------------------------- ------------------ -------------------
Cash Flows from Financing Activities:
  ACTIVITIES:  a
   Net proceeds from revolving credit                                         875              16,950
   Proceeds from term loans                                                12,000              25,000

   Repayment of term loans and capitalized lease obligations               (3,662)               (781)
   Proceeds from common stock issuances                                        14                 148
   Increase in cash overdraft                                                   -                 246
- - - -------------------------------------------------------------- ------------------ -------------------
       Cash provided by financing activities                                9,227              41,563
- - - -------------------------------------------------------------- ------------------ -------------------
Net Increase (Decrease) in Cash and Cash Equivalents                          464                (422)
Cash and Cash Equivalents, Beginning of Period                              1,247                 422
- - - -------------------------------------------------------------- ------------------ -------------------
Cash and Cash Equivalents, End of Period                                   $1,711            $      -
============================================================== ================== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                         $1,446              $1,610
    Cash paid for income taxes                                            $   863              $1,245

     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                   R&B, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 1996 AND JULY 1, 1995
                                          (UNAUDITED)



1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 29, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1996. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 30, 1995.



2. Inventories

        Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:

                       June 29,     December 30,
(in thousands)           1996           1995
- - - ------------------- -------------- --------------
Bulk product               $20,594        $20,812
Finished product            15,655         10,345
Packaging materials          5,258          3,791
- - - ------------------- -------------- --------------
Total                      $41,507        $34,948
=================== ============== ==============



3. Intangible Assets

        Intangible assets consist of goodwill, patents and a non-compete covenant. Goodwill is amortized over a period of 40 years with patents and the non-compete covenant amortized over the specific life of each asset. At June 29, 1996, goodwill was $29,577,000, patents were $1,709,000 and the non-compete covenant was $254,000. Amortization of these assets was $551,000 for the twenty-six week period ended June 29, 1996.

4. Long-Term Debt

        Long-term debt consists of borrowings under bank credit facilities, industrial revenue bonds and capitalized lease obligations as follows:

                                        June 29,          December 30,
(in thousands)                            1996                1995
- - - --------------------------------- -------------------- ------------------
Bank credit facility -
    Term loans                                 $33,850            $23,500
    Revolving credit                            20,050             18,550
Industrial revenue bonds                         4,307              4,453
Capitalized lease obligations                    3,063              3,202
- - - --------------------------------- -------------------- ------------------
    Total                                       61,270             49,705
Less: Current portion                          (5,746)            (3,076)
- - - --------------------------------- -------------------- ------------------
    Total long-term debt                       $55,524            $46,629
================================= ==================== ==================

        In April 1996, the Company amended its credit facility to include a new $12,000,000 term loan with interest at a floating rate equal, at the Company's option, to Libor plus 150 basis points, or the bank's prime rate. The loan has a five year term and is payable in equal monthly principal payments of $200,000 beginning in May 1996. Borrowings under the revolving credit portion of the existing credit facility and the new term loan are subject to a borrowing base computation equal to 80% of qualified receivables and 50% of qualified inventories, as defined. Further amendments were made to the agreement including a reduction in the ownership percentage that the original shareholders must maintain from 40% to 25% and a reduction to certain of the financial ratio covenants.

        In May 1996, the Company entered into an interest rate swap agreement with the agent bank of the syndicate of commercial banks providing the Company's credit facility. The swap agreement has the effect of fixing the interest rate on $11.1 million of term debt to 7.32% from a floating rate of Libor plus 1.1%. The Company is exposed to credit loss in the event of nonperformance under the interest rate swap agreement by the agent bank, however, such nonperformance is not anticipated.

5. Commitments and Contingencies

        Purchase Commitments - At June 29, 1996, the Company had commitments to purchase inventory of approximately $3,076,000. In conjunction therewith, the Company has entered into irrevocable commercial letter of credit agreements with a bank. As collateral for the letters of credit, the bank has the same security and guarantees as with the Company's credit facility.


6. Acquisitions

        Dorman - In January 1995, the Company acquired the Dorman Products Division ("Dorman") of SDI Operating Partners, L.P.. Dorman is one of the nation's oldest suppliers of automotive aftermarket parts and fasteners. The acquisition was effected through the payment of approximately $38.5 million in cash, plus the assumption of certain liabilities including approximately $5.0 million in assumption of Industrial Revenue Bonds. The Company accounted for this acquisition using the purchase method of accounting, which resulted in the recording of goodwill of $26.3 million.

        Cosmos - In August 1995, the Company acquired the outstanding common stock of Cosmos International, Inc. ("Cosmos"), a privately held supplier of protective boots for the constant velocity joints on front-wheel drive vehicles, located in Minnesota. The Company paid approximately $3.6 million in cash. The acquisition was accounted for by the purchase method, which resulted in the recording of goodwill and other intangible assets of $2.5 million.

        MPI - In January 1996, the Company acquired the assets of Motor Power Industries Corporation and subsidiary ("MPI"). MPI is a national supplier of auto parts to car dealers, auto salvage yards, specialty rebuilders and niche markets with annual sales of approximately $18 million in 1995. The acquisition was effected through the payment of approximately $5.2 million in cash, plus the assumption of certain liabilities including bank debt of $2.3 million. The acquisition was accounted for by the purchase method, which resulted in the recording of goodwill of $4.0 million.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS



General

    Over the periods presented, the Company has focused its efforts on providing an expanding array of new product offerings and strengthening its relationships with its customers. To that end, the Company has made significant investments to increase market penetration, primarily in the form of product development, customer service, customer credits and allowances, and strategic acquisitions.

    The Company calculates its net sales by subtracting credits and allowances from gross sales. Credits and allowances include costs for co-operative advertising, product returns, discounts given to customers who purchase new products for inclusion in their stores, and the cost of competitors' products that are purchased from the customer in order to induce a customer to purchase new product lines from the Company. The credits and allowances are designed to increase market penetration and increase the number of product lines carried by customers by displacing competitors' products within customers' stores and promoting consolidation of customers' suppliers.

    The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter in the Company's results of operations.

    Over the periods presented, the Company has increased the percentage of products sold to its major customers, in part due to consolidation within the automotive aftermarket. As a general rule, sales to the Company's major customers are at lower margins than sales to other customers.

    In January 1995, the Company acquired the Dorman Products ("Dorman") division of SDI Operating Partners L.P. ("SDI"). Dorman is one of the nation's oldest suppliers of automotive aftermarket parts and fasteners.

    In August 1995, the Company acquired all of the outstanding common stock of Cosmos International, Inc. ("Cosmos"), a privately held supplier of protective boots for the constant velocity (CV) joints on front-wheel drive vehicles, located in Elbow Lake, Minnesota.

    In January 1996, the Company acquired the assets of Motor Power Industries Corporation and subsidiary ("MPI"). MPI is a national supplier of auto parts to car dealers, auto salvage yards, specialty rebuilders and niche markets.

Results of Operations

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Income.

                                               Percentage of Net Sales
                        ---------------------------------------------------------------------
                           For the Thirteen Weeks Ended     For the Twenty-six Weeks Ended
                        --------------------------------- -----------------------------------
                           June 29,          July 1,          June 29,          July 1,
                             1996              1995             1996              1995
- - - ----------------------- ---------------  ---------------- ---------------- ------------------
Net sales                         100.0%           100.0%           100.0%             100.0%
Cost of goods sold                 61.8              61.7             61.3               62.4
- - - ----------------------- ---------------  ---------------- ---------------- ------------------
Gross profit                       38.2              38.3             38.7               37.6
Selling, general and
 administrative expenses           28.0              26.7             30.1               27.3
- - - ----------------------- ---------------  ---------------- ---------------- ------------------
Income from operations             10.2              11.6              8.6               10.3
Interest expense, net               2.6               3.0              2.8                3.0
- - - ----------------------- ---------------  ---------------- ---------------- ------------------
Income before taxes                 7.6               8.6              5.8                7.3
Provision for taxes                 2.8               2.9              2.1                2.6
- - - ----------------------- ---------------  ---------------- ---------------- ------------------
Net income                            4.8%             5.7%           3.7%               4.7%

======================= ===============  ================ ================ ==================


Thirteen Weeks Ended June 29, 1996 Compared to Thirteen Weeks Ended July 1, 1995

    Net sales increased to $39.7 million for the thirteen weeks ended June 29, 1996 from $31.6 million for the same period in 1995, an increase of 25.7%. This increase resulted primarily from increased sales due to the Cosmos and MPI acquisitions, as well as sales to the Company's largest customers from both existing and new product lines.

    Cost of goods sold for the thirteen weeks ended June 29, 1996 increased to $24.5 million from $19.5 million for the same period in 1995, an increase of 25.9%. As a percent of net sales, cost of goods sold for the thirteen weeks ended June 29, 1996 remained essentially unchanged from the same period in 1995.

    Selling, general and administrative expenses for the thirteen weeks ended June 29, 1996 increased to $11.1 million from $8.4 million for the thirteen weeks ended July 1, 1995, an increase of 32.0%. This increase was the result of approximately: $1.5 million representing the operating expenses of the newly acquired businesses (Cosmos and MPI); $0.6 million attributable to shipping labor and overhead costs; $0.5 million in selling expenses including freight; and $0.2 million in marketing expenses including expenses associated with the recently introduced Dorman catalog.

    Interest expense, net, increased to $1.0 million for the thirteen weeks ended June 29, 1996 from $0.9 million for the thirteen weeks ended July 1, 1995. This increase was the result of additional interest expense on borrowings used to acquire Cosmos and MPI.

    A provision for income taxes of $1.1 million was recorded for the thirteen weeks ended June 29, 1996 and $0.9 million was recorded for the thirteen weeks ended July 1, 1995. The Company's effective tax rate was 36.4% for the thirteen weeks ended June 29, 1996 and 33.5% for the thirteen weeks ended July 1, 1995. The increase in the effective tax rate is primarily the result of increased effective state tax rates.

    Net income increased to $1.9 million for the thirteen weeks ended June 29, 1996 from $1.8 million for the thirteen weeks ended July 1, 1995. As a percentage of net sales, net income decreased to 4.8% for the thirteen week period in 1996 from 5.7% for the same period in 1995.

Twenty-six Weeks Ended June 29, 1996 Compared to
Twenty-six Weeks Ended July 1, 1995

    Net sales increased to $72.2 million for the twenty-six weeks ended June 29, 1996 from $59.9 million for the same period in 1995, an increase of 20.6%. This increase resulted primarily from increased sales due to the Cosmos and MPI acquisitions, as well as sales to the Company's largest customers from both existing and new product lines.

    Cost of goods sold for the twenty-six weeks ended June 29, 1996 increased to $44.3 million from $37.4 million for the same period in 1995, an increase of 18.4%. As a percent of net sales, cost of goods sold for the twenty-six weeks ended June 29, 1996 decreased to 61.3% from 62.4% for the same period in 1995. The decrease was primarily due to an improved sales mix of higher margin products.

    Selling, general and administrative expenses for the twenty-six weeks ended June 29, 1996 increased to $21.7 million from $16.3 million for the twenty-six weeks ended July 1, 1995, an increase of 33.0%. This increase was the result of approximately: $2.8 million representing the operating expenses of the newly acquired businesses (Cosmos and MPI); $2.1 million attributable to shipping labor and overhead costs; $0.8 million in selling expenses including freight; and $0.5 million in marketing expenses including expenses associated with the recently introduced Dorman catalog.

    Interest expense, net, increased to $2.0 million for the twenty-six weeks ended June 29, 1996 from $1.8 million for the twenty-six weeks ended July 1, 1995. This increase was the result of additional interest expense on borrowings used to acquire Cosmos and MPI.

    A provision for income taxes of $1.5 million was recorded for the twenty-six weeks ended June 29, 1996 and $1.6 million was recorded for the twenty-six weeks ended July 1, 1995. The Company's effective tax rate was 36.5% for the twenty-six weeks ended June 29, 1996 and 35.3% for the twenty-six weeks ended July 1, 1995. The increase in the effective tax rate is primarily the result of increased effective state tax rates.

    Net income decreased to $2.7 million for the twenty-six weeks ended June 29, 1996 from $2.8 million for the twenty-six weeks ended July 1, 1995. As a percentage of net sales, net income decreased to 3.7% for the twenty-six week period in 1996 from 4.7% for the same period in 1995.

Liquidity and Capital Resources

    The Company has financed its growth primarily through cash flow from its operations, borrowings under its credit facility and industrial revenue bonds. Working capital was $58.4 million as of June 29, 1996 and $53.2 million as of July 1, 1995. The Company believes that the cash generated from operations and borrowings available under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

    Net cash used by operating activities was $0.8 million and $3.1 million for the twenty-six weeks ended June 29, 1996 and July 1, 1995, respectively. These amounts represent net income plus depreciation and amortization less changes in working capital. During 1996, the most significant changes were increases in accounts receivable, accounts payable, and inventories. During 1995, the most significant changes were increases in inventories, accounts payable and other accrued liabilities.

    Net cash used in investing activities amounted to $8.0 million and $38.9 million for the twenty-six weeks ended June 29, 1996 and July 1, 1995, respectively. In 1996, the acquisition of MPI and additions to property, plant and equipment including progress payments for the addition at our Warsaw, Kentucky facility represented nearly all of the total investing activities. In 1995, the acquisition of Dorman accounted for nearly all of the investing activities.

    Net cash provided by financing activities amounted to $9.2 million and $41.6 million for the twenty-six weeks ended June 29, 1996 and July 1, 1995, respectively. In 1996, cash was received from the Company's credit facility and a new term loan, offset somewhat by the payoff of the debt assumed with the acquisition of MPI and the continued pay down of term debt and capitalized lease obligations. In 1995, nearly all of the funds were provided by borrowings under the Company's credit facility.

    The Acquisition of Dorman. Dorman was acquired from SDI with the payment of cash consideration in the amount of approximately $38.5 million and the assumption of certain liabilities, including approximately $5.0 million in assumption of Industrial Revenue Bonds ("Bonds"). Pursuant to the Asset Purchase Agreement, the purchase price is subject to adjustment based upon changes in Dorman's balance sheet between June 30, 1994 and December 31, 1994. The Company has made a claim to SDI under this provision. In addition, Dorman has filed a complaint in the United States District Court for the Eastern District of Pennsylvania against SDI for damages resulting from, among other things, an alleged breach of various representations and warranties contained in the Asset Purchase Agreement. SDI has filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania against Dorman and the Company for damages relating to certain accounts receivable and is seeking declaratory judgment that SDI has not breached the representations and warranties of the Asset Purchase Agreement as alleged by Dorman in the Federal Court action. In May 1996 the issues were consolidated and will proceed in the Court of Common Pleas.

    The Acquisition of Cosmos. Cosmos was acquired with the payment of cash con-sideration in the amount of approximately $3.6 million.

    The Acquisition of MPI. MPI was acquired with the payment of cash consideration in the amount of approximately $5.2 million and the assumption of certain liabilities, including approximately $2.3 million in the assumption of bank debt. Pursuant to the Asset Purchase Agreement, the purchase price is subject to adjustment based upon changes in MPI's balance sheet between May 31, 1995 and December 31, 1995.

    Commercial Borrowings. In January 1995, the Company expanded its credit facility to $60,000,000 from a syndicate of commercial banks comprised of CoreStates Bank, N.A. (agent), The Fifth Third Bank N.A. and NBD Bank. The credit facility consists of a term portion of $25,000,000, a revolving credit portion of $30,000,000, and a letter of credit portion of $5,000,000 used to secure the Bonds. The term portion of the facility bears interest at a floating rate equal, at the Company's option, to Libor plus 110 basis points, or CoreStates Bank, N.A.'s prime rate, has a seven-year term and requires graduated amortization payments in the amount of $2.5 million in 1996 increasing by $0.5 million each year thereafter with a final payment of $6.0 million in 2001. The revolving credit portion bears interest at a floating rate equal, at the Company's option, to Libor plus 85 basis points, or CoreStates Bank, N.A.'s prime rate, and has a three year commitment. In April 1996, the Company amended its credit facility to include a new $12,000,000 term loan with interest at a floating rate equal, at the Company's option, to Libor plus 150 basis points, or the bank's prime rate. The loan has a five year term and is payable in equal monthly principal payments of $200,000 beginning in May 1996. Borrowings under the revolving credit portion of the existing credit facility and the new term loan are subject to a borrowing base computation equal to 80% of qualified receivables and 50% of qualified inventories, as defined. The credit facility is secured by the stock of the Company's subsidiaries and first priority liens on the Company's and subsidiaries assets, including accounts receivable, inventory and all other tangible or intangible property. At June 29, 1996, the Company had borrowings of $33.9 million under the term loans and $20.0 million under the revolving facility (see also Note 4).

    Industrial Revenue Bonds. Construction of the Company's Warsaw, Kentucky facility in 1990 was funded by the Bonds. The Bonds bear interest at an annual rate of 4% payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due in July, 2009.

    Capitalized Leases. The Company's leases for its Pennsylvania and Georgia facilities are recorded as capitalized leases in the Company's financial state-ments.

Impact of Inflation

    The Company has not generally been adversely affected by inflation. The Company believes that price increases resulting from inflation generally could be passed on to its customers, since prices charged by the Company are not set by long-term contracts.

New Accounting Standards

    The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of" in 1995. This Statement, issued in March 1995, requires that long-lived assets, including certain identifiable intangible assets, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company's adoption of FASB Statement No. 121 had no impact on its financial position or results of operations.

PART II: OTHER INFORMATION


Item 1. Legal Proceedings

    In addition to commitments and obligation which arise in the ordinary course of business, the Company is subject to various claims and legal actions from time to time involving contracts, competitive practices, trademark rights, product liability claims and other matters arising out of the conduct of the Company's business.

    On February 27, 1996, the Company's subsidiary, Dorman Products of America, Ltd. ("Dorman"), filed a complaint in the United States District Court for the Eastern District of Pennsylvania against SDI Operating Partners, L.P. ("SDI") for damages resulting from, inter alia, an alleged breach of various representations and warranties contained in the Asset Purchase Agreement dated as of October 5, 1994 between Dorman and SDI. On April 25, 1996, SDI filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania against Dorman and the Company for damages of approximately $450,000 resulting from, inter alia, Dorman's alleged failure to use its "best efforts" to assist SDI in collecting certain past due accounts receivable which were not transferred to Dorman as a result of the acquisition. In addition, SDI is seeking declaratory judgment that SDI has not breached the representations and warranties of the Asset Purchase Agreement as alleged by Dorman in the federal court action. In May 1996 the issues were consolidated and will proceed in the Court of Common Pleas.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit No.              Description

    27                       Financial Data Schedule

(b) Reports on Form 8-K

    None

                                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   R & B, INC.



Date   August 2, 1996                              Richard Berman
                                                   Richard Berman
                                                   President




Date    August 2, 1996                             Malcolm Walter
                                                   Malcolm Walter
                                                   Chief Financial Officer