Form 10-Q
period 1996-09-28
R & B INC
filed 1996-11-12
CIK 868780

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

                       For the quarterly period ended September 28, 1996

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

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 1, 1996 the Registrant had 8,025,196 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                            R & B, INC.

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                        SEPTEMBER 28, 1996


                                                                           Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Income:
                   Thirteen  Weeks Ended  September  28, 1996 and
                    September 30, 1995..............................        3
                   Thirty-nine  Weeks  Ended  September  28,  1996  and
                    September 30, 1995..............................        4

               Balance Sheets.......................................        5

               Statement of Shareholders' Equity....................        6

               Statements of Cash Flows.............................        7

               Notes to Financial Statements........................        8

        Item 2.Management's Discussion and
                   Analysis of Results of Operations and
                   Financial Condition..............................       11

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................       15

        Item 6.Exhibits and Reports on Form 8-K.....................       15

        Signature     ..............................................       16

                                  PART I.  FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)



                                                              For the Thirteen Weeks Ended
                                                              ----------------------------
                                                              September 28, September 30,
(in thousands, except per share data)                               1996       1995
------------------------------------------------------------------------------------------

Net Sales                                                            $38,529       $29,473
Cost of goods sold                                                    23,416        17,894
------------------------------------------------------------------------------------------
         Gross profit                                                 15,113        11,579
Selling, general and administrative expenses                          10,842         8,454
------------------------------------------------------------------------------------------
         Income from operations                                        4,271         3,125
Interest expense, net                                                  1,095           920
------------------------------------------------------------------------------------------
         Income before taxes                                           3,176         2,205
Provision for taxes                                                    1,169           787
------------------------------------------------------------------------------------------
         Net Income                                                  $ 2,007       $ 1,418
==========================================================================================
Earnings Per Share                                                  $   0.25       $  0.18
==========================================================================================
Average Shares Outstanding                                             7,997         7,985
==========================================================================================



      The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)




                                                              For the Thirty-nine Weeks Ended
                                                              -----------------------------
                                                              September 28,  September 30,
(in thousands, except per share data)                               1996       1995
-------------------------------------------------------------------------------------------

Net Sales                                                           $110,747        $89,371
Cost of goods sold                                                    67,708         55,294
-------------------------------------------------------------------------------------------
         Gross profit                                                 43,039         34,077
Selling, general and administrative expenses                          32,550         24,772
-------------------------------------------------------------------------------------------
         Income from operations                                       10,489          9,305
Interest expense, net                                                  3,085          2,715
-------------------------------------------------------------------------------------------
         Income before taxes                                           7,404          6,590
Provision for taxes                                                    2,712          2,337
-------------------------------------------------------------------------------------------
         Net Income                                               $    4,692       $  4,253
===========================================================================================
Earnings Per Share                                                $     0.59      $    0.53
===========================================================================================
Average Shares Outstanding                                             7,988          7,975
===========================================================================================



      The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                    CONSOLIDATED BALANCE SHEETS


                                                      September 28      December 30,
 (in thousands, except share data)                         1996              1995
--------------------------------------------------- ----------------- -----------------
                                                       (unaudited)

 Assets
  Current Assets:
   Cash and cash equivalents                                 $  1,945          $  1,247
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $8,488 and $7,479        34,433            22,996
  Inventories                                                  42,586            34,948
  Deferred income taxes                                         1,935             1,910
  Prepaids and other current assets                               357             1,348
--------------------------------------------------- ----------------- -----------------
     Total current assets                                      81,256            62,449
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             14,959            13,270
Intangible Assets                                              31,126            28,028
Other Assets                                                    2,666             2,728
--------------------------------------------------- ----------------- -----------------
      Total                                                  $130,007          $106,475
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                           $ 5,881          $  3,076
  Accounts payable                                              9,162             4,711
  Accrued compensation                                          2,577             1,926
  Other accrued liabilities                                     2,287             1,177
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  19,907            10,890
Long-Term Debt                                                 56,063            46,629
Deferred Income Taxes                                             845               735
Commitments and Contingencies  (Note 5)
Shareholders' Equity:
   Common stock, par value $.01; authorized
     25,000,000 shares; issued 8,025,110 and 7,982,561             80                80
  Additional paid-in capital                                   29,936            29,657
  Retained earnings                                            23,176            18,484
    Total shareholders' equity                                 53,192            48,221
--------------------------------------------------- ----------------- -----------------
      Total                                                  $130,007          $106,475
=================================================== ================= =================

     The accompanying Notes are an integral part of these Consolidated Financial Statements.



                          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                            (unaudited)




                                           Common Stock
                                      -----------------------
                                                                 Additional
                                        Shares        Par         Paid-In        Retained
(in thousands, except share data)       Issued       Value        Capital        Earnings        Total
------------------------------------  -----------  ----------  -------------- -------------- --------------
Balance at December 30, 1995            7,982,561         $80         $29,657        $18,484        $48,221
Common stock sold to
  Employee Stock Purchase Plan                460           -               3              -              3
Common stock sold to
  401(k) Retirement Plan                   39,464           -             261              -            261
Shares issued under
  Incentive Stock Plan                      2,625           -              15              -             15
Net income                                      -           -               -          4,692          4,692
Balance at September 28, 1996           8,025,110         $80         $29,936        $23,176        $53,192
====================================  ===========  ==========  ============== ============== ==============

      The accompanying Notes are an integral part of these Consolidated Financial Statements.


                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)


                                                                  For the Thirty-nine Weeks Ended
                                                               --------------------------------------
                                                                 September 28,       September 30,
(in thousands)                                                        1996                1995
-------------------------------------------------------------- ------------------ -------------------

Cash Flows from Operating Activities:
Net income                                                                 $4,692              $4,253
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                            2,988               2,083
   Provision for doubtful accounts                                             87                   -
   Provision for deferred income tax                                           85                (130)
Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                    (9,948)             (2,210)
    Inventories                                                            (4,692)             (4,523)
    Prepaids and other current assets                                       1,257                 232
    Other assets                                                               16                 344
    Accounts payable                                                        3,776              (2,557)
    Other accrued liabilities                                               1,192               3,081
-------------------------------------------------------------- ------------------ -------------------
       Cash provided by (used in) operating activities                       (547)                573
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                 (3,693)             (1,202)
   Short-term investments                                                       -                 600
   Business acquisitions                                                   (5,228)            (42,307)
-------------------------------------------------------------- ------------------ -------------------
      Cash used in investing activities                                    (8,921)            (42,909)
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Financing Activities:
  ACTIVITIES:  a
   Net proceeds from revolving credit                                       2,925              18,950
   Proceeds from term loans                                                12,000              25,000

   Repayment of term loans and capitalized lease obligations               (5,038)             (1,417)
   Proceeds from common stock issuances                                       279                 148
   Increase in cash overdraft                                                   -                   -
-------------------------------------------------------------- ------------------ -------------------
       Cash provided by financing activities                               10,166              42,681
-------------------------------------------------------------- ------------------ -------------------
Net Increase in Cash and Cash Equivalents                                     698                 345
Cash and Cash Equivalents, Beginning of Period                              1,247                 422
-------------------------------------------------------------- ------------------ -------------------
Cash and Cash Equivalents, End of Period                                   $1,945             $   767
============================================================== ================== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                         $2,762              $2,846
    Cash paid for income taxes                                             $1,513              $1,778

     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                   R&B, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
                                          (UNAUDITED)



1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the Thirty-nine week period ended September 28, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 1996. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 30, 1995.



2. Inventories

        Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:

                     September 28,   December 30,
(in thousands)           1996            1995
------------------- --------------- ---------------
Bulk product                $20,339         $20,812
Finished product             16,672          10,345
Packaging materials           5,575           3,791
------------------- --------------- ---------------
Total                       $42,586         $34,948
=================== =============== ===============



3. Intangible Assets

        Intangible assets consist of goodwill, patents and a non-compete covenant. Goodwill is amortized over a period of 40 years with patents and the non-compete covenant amortized over the specific life of each asset. At September 28, 1996, goodwill was $29,241,000, patents were $1,643,000 and the non-compete covenant was $242,000. Amortization of these assets was $826,000 for the thirty-nine week period ended September 28, 1996.

4. Long-Term Debt

        Long-term debt consists of borrowings under bank credit facilities, industrial revenue bonds and capitalized lease obligations as follows:

                                     September 28,        December 30,
(in thousands)                            1996                1995
--------------------------------- -------------------- ------------------
Bank credit facility -
    Term loans                                 $32,625            $23,500
    Revolving credit                            22,100             18,550
Industrial revenue bonds                         4,224              4,453
Capitalized lease obligations                    2,995              3,202
--------------------------------- -------------------- ------------------
    Total                                       61,944             49,705
Less: Current portion                          (5,881)            (3,076)
--------------------------------- -------------------- ------------------
    Total long-term debt                       $56,063            $46,629
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

5. Commitments and Contingencies

        Purchase Commitments - At September 28, 1996, the Company had commitments to purchase inventory of approximately $2,950,000. In conjunction therewith, the Company has entered into irrevocable commercial letter of credit agreements with a bank. As collateral for the letters of credit, the bank has the same security and guarantees as with the Company's credit facility.


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

        Cosmos - In August 1995, the Company acquired the outstanding common stock of Cosmos International, Inc. ("Cosmos"), a privately held supplier of protective boots for the constant velocity joints on front-wheel drive vehicles. The Company paid approximately $3.6 million in cash. The acquisition was accounted for by the purchase method, which resulted in the recording of goodwill and other intangible assets of $2.5 million.

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

    In August 1995, the Company acquired all of the outstanding common stock of Cosmos International, Inc. ("Cosmos"), a privately held supplier of protective boots for the constant velocity (CV) joints on front- wheel drive vehicles.

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

                                               Percentage of Net Sales
                        ---------------------------------------------------------------------
                           For the Thirteen Weeks Ended     For the Thirty-nine Weeks Ended
                        --------------------------------- -----------------------------------
                         September 28,    September 30,    September 28,     September 30,
                             1996              1995             1996              1995
----------------------- ---------------  ---------------- ---------------- ------------------
Net sales                         100.0%            100.0%           100.0%             100.0%
Cost of goods sold                 60.8              60.7             61.1               61.9
----------------------- ---------------  ---------------- ---------------- ------------------
Gross profit                       39.2              39.3             38.9               38.1
Selling, general and
 administrative expenses           28.1              28.7             29.4               27.7
----------------------- ---------------  ---------------- ---------------- ------------------
Income from operations             11.1              10.6              9.5               10.4
Interest expense, net               2.9               3.1              2.8                3.0
----------------------- ---------------  ---------------- ---------------- ------------------
Income before taxes                 8.2               7.5              6.6                7.4
Provision for taxes                 3.0               2.7              2.4                2.6
----------------------- ---------------  ---------------- ---------------- ------------------
Net income                          5.2%              4.8%             4.2%               4.8%
======================= ===============  ================ ================ ==================


Thirteen Weeks Ended September 28, 1996 Compared to
Thirteen Weeks Ended September 30, 1995

    Net sales increased to $38.5 million for the thirteen weeks ended September 28, 1996 from $29.5 million for the same period in 1995, an increase of 30.7%. This increase resulted primarily from sales related to the Cosmos and MPI acquisitions, as well as sales to the Company's largest customers from both existing and new product lines.

    Cost of goods sold for the thirteen weeks ended September 28, 1996 increased to $23.4 million from $17.9 million for the same period in 1995, an increase of 30.9%. As a percent of net sales, cost of goods sold for the thirteen weeks ended September 28, 1996 remained essentially unchanged from the same period in 1995.

    Selling, general and administrative expenses for the thirteen weeks ended September 28, 1996 increased to $10.8 million from $8.5 million for the thirteen weeks ended September 30, 1995, an increase of 28.2%. This increase was the result of approximately: $1.6 million representing the operating expenses of the newly acquired businesses (Cosmos and MPI); $0.6 million attributable to shipping labor and overhead costs; and $0.2 million in selling expenses including freight.

    Interest expense, net, increased to $1.1 million for the thirteen weeks ended September 28, 1996 from $0.9 million for the thirteen weeks ended September 30, 1995. This increase was the result of additional interest expense on borrowings used to acquire Cosmos and MPI.

    A provision for income taxes of $1.2 million was recorded for the thirteen weeks ended September 28, 1996 and $0.8 million was recorded for the thirteen weeks ended September 30, 1995. The Company's effective tax rate was 36.8% for the thirteen weeks ended September 28, 1996 and 35.7% for the thirteen weeks ended September 30, 1995. The increase in the effective tax rate is primarily the result of increased effective state tax rates.

    Net income increased to $2.0 million for the thirteen weeks ended September 28, 1996 from $1.4 million for the thirteen weeks ended September 30, 1995. As a percentage of net sales, net income increased to 5.2% for the thirteen week period in 1996 from 4.8% for the same period in 1995.

Thirty-nine Weeks Ended September 28, 1996 Compared to
Thirty-nine Weeks Ended September 30, 1995

    Net sales increased to $110.7 million for the thirty-nine weeks ended September 28, 1996 from $89.4 million for the same period in 1995, an increase of 23.9%. This increase resulted primarily from sales related to the Cosmos and MPI acquisitions, as well as sales to the Company's largest customers from both existing and new product lines.

    Cost of goods sold for the thirty-nine weeks ended September 28, 1996 increased to $67.7 million from $55.3 million for the same period in 1995, an increase of 22.5%. As a percent of net sales, cost of goods sold for the thirty-nine weeks ended September 28, 1996 decreased to 61.1% from 61.9% for the same period in 1995. The decrease was primarily due to an improved sales mix of higher margin products.

    Selling, general and administrative expenses for the thirty-nine weeks ended September 28, 1996 increased to $32.6 million from $24.8 million for the thirty-nine weeks ended September 30, 1995, an increase of 31.4%. This increase was the result of approximately: $4.4 million representing the operating expenses of the newly acquired businesses (Cosmos and MPI); $2.0 million attributable to shipping labor and overhead costs; $0.6 million in administrative expenses; $0.4 million in selling expenses including freight; and $0.4 million in marketing expenses including expenses associated with the recently introduced Dorman catalog.

    Interest expense, net, increased to $3.1 million for the thirty-nine weeks ended September 28, 1996 from $2.7 million for the thirty-nine weeks ended September 30, 1995. This increase was the result of additional interest expense on borrowings used to acquire Cosmos and MPI.

    A provision for income taxes of $2.7 million was recorded for the thirty-nine weeks ended September 28, 1996 and $2.3 million for the thirty-nine weeks ended September 30, 1995. The Company's effective tax rate was 36.6% for the thirty-nine weeks ended September 28, 1996 and 35.5% for the thirty-nine weeks ended September 30, 1995. The increase in the effective tax rate is primarily the result of increased effective state tax rates.

    Net income increased to $4.7 million for the thirty-nine weeks ended September 28, 1996 from $4.3 million for the thirty-nine weeks ended September 30, 1995. As a percentage of net sales, net income decreased to 4.2% for the thirty-nine week period in 1996 from 4.8% for the same period in 1995.

Liquidity and Capital Resources

    The Company has financed its growth primarily through cash flow from its operations, borrowings under its credit facility and industrial revenue bonds. Working capital was $61.3 million as of September 28, 1996 and $53.5 million as of September 30, 1995. The Company believes that the cash generated from operations and borrowings available under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

    Net cash used by operating activities was $0.5 million for the thirty-nine weeks ended September 28, 1996 compared to net cash generated by operating activities of $0.6 million for the thirty-nine weeks ended September 30, 1995. These amounts represent net income plus depreciation and amortization less changes in working capital. During 1996, the most significant changes were increases in accounts receivable, accounts payable, and inventories. During 1995, the most significant changes were increases in inventories, accounts payable and other accrued liabilities.

    Net cash used in investing activities amounted to $8.9 million and $42.9 million for the thirty-nine weeks ended September 28, 1996 and September 30, 1995, respectively. In 1996, the acquisition of MPI and additions to property, plant and equipment including progress payments for the addition at our Warsaw, Kentucky facility represented nearly all of the total investing activities. In 1995, the acquisition of Dorman and Cosmos accounted for nearly all of the investing activities.

    Net cash provided by financing activities amounted to $10.2 million and $42.7 million for the thirty-nine weeks ended September 28, 1996 and September 30, 1995, respectively. In 1996, cash was received from the Company's credit facility and a new term loan, offset somewhat by the payoff of the debt assumed with the acquisition of MPI and the continued pay down of term debt and capitalized lease obligations. In 1995, nearly all of the funds were provided by borrowings under the Company's credit facility.

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

    Commercial Borrowings. In January 1995, the Company expanded its credit facility to $60,000,000 from a syndicate of commercial banks comprised of CoreStates Bank, N.A. (agent), The Fifth Third Bank N.A. and First Chicago NBD Corporation (formerly NBD Bank). The credit facility consists of a term portion of $25,000,000, a revolving credit portion of $30,000,000, and a letter of credit portion of $5,000,000 used to secure the Bonds. The term portion of the facility bears interest at a floating rate equal, at the Company's option, to Libor plus 110 basis points, or CoreStates Bank, N.A.'s prime rate, has a seven-year term and requires graduated amortization payments in the amount of $2.5 million in 1996 increasing by $0.5 million each year thereafter with a final payment of $6.0 million in 2001. The revolving credit portion bears interest at a floating rate equal, at the Company's option, to Libor plus 85 basis points, or CoreStates Bank, N.A.'s prime rate, and has a three year commitment. In April 1996, the Company amended its credit facility to include a new $12,000,000 term loan with interest at a floating rate equal, at the Company's option, to Libor plus 150 basis points, or the bank's prime rate. The loan has a five year term and is payable in equal monthly principal payments of $200,000 beginning in May 1996. Borrowings under the revolving credit portion of the existing credit facility and the new term loan are subject to a borrowing base computation equal to 80% of qualified receivables and 50% of qualified inventories, as defined. The credit facility is secured by the stock of the
Company's subsidiaries and first priority liens on the Company's and subsidiaries assets, including accounts receivable, inventory and all other tangible or intangible property. At September 28, 1996, the Company had borrowings of $32.6 million under the term loans and $22.1 million under the revolving facility (see also Note 4).

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

    On February 27, 1996, the Company's subsidiary, Dorman Products of America, Ltd. ("Dorman"), filed a complaint in the United States District Court for the Eastern District of Pennsylvania against SDI Operating Partners, L.P. ("SDI") for damages resulting from, inter alia, an alleged breach of various representations and warranties contained in the Asset Purchase Agreement dated as of October 5, 1994 between Dorman and SDI. On April 25, 1996, SDI filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania against Dorman and the Company for damages of approximately $450,000 resulting from, inter alia, Dorman's alleged failure to use its "best efforts" to assist SDI in collecting certain past due accounts receivable which were not transferred to Dorman as a result of the acquisition. In addition, SDI is seeking declaratory judgment that SDI has not breached the representations and warranties of the Asset Purchase Agreement as alleged by Dorman in the federal court action. In May 1996, the issues were consolidated and will proceed in the Court of Common Pleas.

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


                                                   R & B, INC.



Date   November 11, 1996                           Richard Berman
                                                   Richard Berman
                                                   President




Date    November 11, 1996                          Malcolm Walter
                                                   Malcolm Walter
                                                   Chief Financial Officer