Form 10-K
period 1996-12-28
R & B INC
filed 1997-03-27
CIK 868780

--------------------------------------------------------------------------------


                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549
                                        -------------------

                                            FORM 10-K

                                       -------------------

                     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                          For the fiscal year ended December 28, 1996

                                                OR

                  |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
                                       -------------------

                                  Commission file number 0-18914

                                            R&B, INC.
                                Incorporated pursuant to the Laws
                               of the Commonwealth of Pennsylvania
                                       -------------------

                           IRS - Employer Identification No. 23-2078856

                       3400 East Walnut Street, Colmar, Pennsylvania 18915
                                          (215) 997-1800
                                       -------------------
                Securities Registered pursuant to Section 12(b) of the Act: NONE
                Securities Registered pursuant to Section 12(g) of the Act:
                                  Common Stock, $0.01 Par Value
                                       -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 11, 1997 the Registrant had 8,026,254 common shares, $.01 par value,
outstanding,   and  the   aggregate   market  value  of  voting  stock  held  by
non-affiliates of the Registrant was $32,017,212.

                               DOCUMENTS INCORPORATED BY REFERENCE

PART III - Certain information from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 14, 1997.

--------------------------------------------------------------------------------

                                            R & B, INC.

                                INDEX TO ANNUAL REPORT ON FORM 10-K
                                         DECEMBER 28, 1996

                                              Part I
                                                                            Page
Item 1.  Business. . . . . . .  . . . . . . . . . . . . . .  . . . . . . . .  3
               General. . . . . . . . . . . . . . . . . . . . . . . . . . .   3
               The Automotive Aftermarket. . . . . . . . . . . . . . . . . .  3
               Products. . . .  . . . . . . . . . . . . . . . . . . . . . . . 4
               Product Development. . . . . . . . . . . . . . . . . . . . . . 5
               Sales and Marketing. . . . . . . . . . . . . . . . . . . . . . 6
               Manufacturing. . . . . . . . . . . . . . . . . . . . . . . . . 6
               Packaging, Inventory and Shipping. . . . . . . . . . . . . . . 7
               Competition. . . . . . . . . . . . . . . . . . . . . . . . . . 7
               Proprietary Rights. . . . . . . . . . . . . . . . . . . . . .  8
               Employees. . . . . . . . . . . . . . . . . . . . . . . . . . . 8
               Investment Considerations. . . . . . . . . . . . . . . . . . . 8

Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .11
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .12
Item 4.1 Certain Executive Officers of the Registrant. . . . . . . . . . . . .12

                                              Part II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters14
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . 14
Item 7.  Management's Discussion and Analysis of Results of Operations and
          Financial Condition. . . .. . . . . . . . . . . . . . . . . . . . . 15
Item 8.  Consolidated Financial Statements and Supplementary Data. .. . . .   19
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.. . . . . . . . . . . . . . . . . . . . . . .  35

                                             Part III

Item 10.  Directors and Executive Officers of the Registrant. . . . . . . .   35
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . .   36
Item 12.  Security Ownership of Certain Beneficial Owners and Management. . . 36
Item 13.  Certain Relationships and Related Transactions. . . . . . . . . .   36

                                              Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. .  36
               Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .  40
               Report of Independent Public Accountants on Financial
                 Statement Schedule.. . . . . . . . . . . . .  . . . . . . .  41
               Financial Statement Schedule. . . . . . . . . . . . . . . . .  42

                                              PART I

Item 1. Business.

General

        R&B, Inc. was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, "R&B" or the "Company" refers to R&B, Inc. and its subsidiaries. Effective January 1, 1995, the Company acquired the Dorman Products ("Dorman") division of SDI Operating Partners L.P. ("SDI").

        The Company is a leading supplier of "hard-to-find" parts and fasteners for the automotive aftermarket, a market segment which it helped to establish. The Company designs, packages and markets over 30,000 different automotive replacement parts and fasteners manufactured to its specifications, with approximately half consisting of "hard-to-find" parts and fasteners. "Hard-to-find" parts are those which were traditionally available to consumers only from original equipment manufacturers or junk yards and include, among other parts, window handles, headlamp aiming screws, power steering filler caps, pedal pads and carburetor pre-heater hoses. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 70% of the Company's products are sold under its brand names and the remainder are sold for resale under customers' private labels, other brands or in bulk. The Company's products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, The Pep Boys and Western Auto), national, regional and local warehouse distributors (such as Auto Value, Carquest and NAPA) and parts and automobile manufacturers or dealers for resale under their own private labels (such as Moog and Raybestos).

The Automotive Aftermarket

        The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for sales of approximately $66 billion in 1995, and parts for heavy duty trucks, which ac counted for sales of approximately $26 billion in 1995. The Company currently markets products primarily for pas senger cars and light trucks.

        Two distinct groups of end-users buy replacement automotive parts: (i) individual consumers, who purchase parts to perform "do-it-yourself" repairs on their own vehicles; and (ii) professional installers, which include automotive repair shops and the service departments of automobile dealers. The individual consumer market is typically supplied through retailers and through the retail arms of warehouse distributors. Automotive repair shops generally purchase parts through local independent parts wholesalers and through national warehouse distributors. Automobile dealer service departments generally obtain parts through the distribution systems of automobile manufacturers and specialized national and regional warehouse distributors.

        The increasing complexity of automobiles and the number of different makes and models of automobiles have resulted in a significant increase in the number of products required to service the domestic and foreign automotive fleet. Accordingly, the number of parts required to be carried by retailers and wholesale distributors has increased substantially. These pressures to include more products in inventory and the significant consolidation among distributors of automotive replacement parts have in turn resulted in larger distributors.

        Retailers and others who purchase aftermarket automotive repair and replacement parts for resale are con strained in the short-term to a finite amount of space in which to display and stock products. Thus, the reputation for quality, customer service and line profitability which a supplier enjoys is a significant factor in a purchaser's decision as to which product lines to carry in the limited space available. Further, because of the efficiencies achieved through the ability to order all or part of a complete line of products from one supplier (with possible volume discounts), as opposed to satisfying the same requirements through a variety of different sources, retailers and other purchasers of automotive parts seek to purchase products from fewer but stronger suppliers.

Products

        The Company sells over 30,000 different automotive replacement parts and fasteners to meet a variety of needs, including "hard-to-find" parts sold primarily under the HELP!(R) brand name, a comprehensive array of fasteners for use by commercial automotive repair facilities and sold under the Dorman(R) and Service Supply!(R) brand names, and traditional automotive replacement parts sold under the Company's other brand names as well as under customers' private label brands. The Company markets these parts primarily through its Motormite
(R) and Dorman(R) divisions. Many of the Company's parts are sold under "dual brands" in order to provide the Company's customers with an individualized identity or to satisfy a particular brand preference. For example, a customer could purchase a line of window handles under either the Motormite (R) HELP!(R) brand or the Dorman (R) brand. Certain of the Company's brands, such as Metal Work!TM, are offered as a single brand through both the Motormite (R) and Dorman(R) divisions. Approximately 70% of the Company's revenues are derived from products sold under its more than fifty brand names including, among others, the following:


* HELP!(R)         - An extensive array of replacement parts, including window handles, knobs and switches, door handles, control knobs, cigarette lighters, interior trim parts, pedal pads, wheel center caps, headlamp aiming screws and retainer rings, license plate frames and parts, windshield washer parts, hood latch release cables, radiator parts, battery hold-down bolts, valve train parts, spring U-bolts, tailgate cables, and power steering filler caps

* Dorman  (R)      - An  extensive  array  of  replacement
                   parts,   including  many  hard-to-find   parts  and
                   fasteners. The Dorman brand is designed to provide the customer with a competitive brand alternative.

* Mighty Lift!(R)  - Trunk, hood and hatchback lift supports and component parts

* Steady Lift(R)   - Trunk, hood and hatchback lift supports and component parts

* Speedi-Boot!TM   - Constant velocity joint boots and clamps

* Quick-Boot(R)    - Constant velocity joint boots and clamps

* Mighty Flow!(R)  - Air intake, carburetor preheater and defroster duct hoses

* Start!TM         - Alternator and starter repair components

* Look!(R)         - Sideview mirror glass

* Clutch-In!TM     - Clutch cables, bushings, forks and pilot tools

* Cable-All!TM     - Accelerator, detent and transhift cables

* Gear-Up!(R)      - Flywheels, ring gears and flex plates

* Cool-Aid!(R)     - Air conditioning O-rings, gaskets, valves, tubes and
                   switches

* Strut-Tite!(R)   - Strut mounts and related parts

* Conduct-Tite!(R) - Electrical connectors

* Oil-Tite!(R)     - Oil drain plugs and gaskets

* Wheel-Tite!(R)   - Wheel studs and lug nuts

* HPX(R)           - High performance fasteners

* Metal Work!TM    - A program of metal-working  related
                   categories,    including   welding   supplies   and
                   accessories,   cutting   equipment   and  supplies,
                   abrasives and related tools and brushes for hand and power applications

* Safety Counts!TM - Safety products relating to compliance items, gear for personal protection and first aid


        The remainder of the Company's revenues are generated by the sale of parts packaged by the Company, or others, for sale in bulk or under the private labels of parts manufacturers (such as Moog and Raybestos), national warehouse distributors (such as NAPA) and automobile manufacturers or their dealers (such as Ford's "Motorcraft" brand and General Motors' "AC/Delco" brand). During the years ended December 1996, 1995 and 1994, the Company's Mighty Lift! and private label lines of lift supports (which includes more than 200 different models) accounted for approximately 10%, 11% and 15% of gross sales, respectively. No other single group of related products accounted for more than 10% of the Company's sales.


Product Development

        Product development is central to the Company's business. The development of a broad range of products, many of which are not conveniently or economically available elsewhere, has in part, enabled the Company to grow to its present size and is important to its future growth. In developing its products, the Company's strategy has been to design and package its parts so as to make them better and easier to install and/or use than the original parts they replace and to sell automotive parts for the broadest possible range of uses. Through careful evaluation, exacting design and precise tooling, the Company is frequently able to offer products which fit a broader range of makes and models than the original equipment parts they replace, such as an innovative neoprene replacement oil drain plug which fits not only a variety of Chevrolet models, but also Fords, Chryslers and a range of foreign makes. This assists retailers and other purchasers in maximizing the productivity of the limited space available for each class of part sold. Further, where possible, the Company improves its parts so they are better than the parts they replace. Thus, many of the Company's products are simpler to install or use, such as a replacement "split boot" for a constant velocity joint that can be installed without disassembling the joint itself and a replacement spare tire hold-down bolt that is longer and easier to thread than the original equipment bolt it replaced. In addition, the Company often packages different items in complete kits to ease installation.

        Ideas for expansion of the Company's product lines arise through a variety of sources. The Company main tains an in-house engineering staff that routinely generates ideas for new parts and expansion of existing lines. Fur ther, the Company maintains an "800" telephone number and an Internet site for "New Product Suggestions" and receives, either directly or through its sales force, many ideas from the Company's customers as to which types of presently unavailable parts the ultimate consumers are seeking.

        Each new product idea is reviewed by the Company's engineering staff, as well as by members of the production, sales, finance, marketing and administrative staffs. In determining whether to produce an individual part or a line of related parts, the Company considers the number of vehicles of a particular model to which the part may be applied, the potential for modifications which will allow the product to be used over a broad range of makes and models, the average age of the vehicles in which the part would be used and the failure rate of the part in question.

This review process winnows the many new product suggestions to those most likely to enhance the Company's existing product lines or to support new product lines.


Sales and Marketing

        The Company markets its parts to three groups of purchasers who in turn supply individual consumers and professional installers:

               (i) Approximately 40% of the Company's revenues are generated from sales to automotive aftermarket retailers (such as AutoZone, The Pep Boys and Western Auto), local independent parts wholesalers and national general merchandise chain retailers. The Company sells some of its products to virtually all major chains of automotive aftermarket retailers;

               (ii) Approximately 35% of the Company's revenues are generated from sales to warehouse distributors (such as Auto Value, Carquest and NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

               (iii) The balance of the Company's revenues are generated from sales to special markets, which include, among others, salvage yards, automobile dealers and the parts distribution systems of parts and automobile manufacturers (such as Moog and Raybestos).

        The Company utilizes a number of different methods to sell its products. The Company's approximately 100 person direct sales force solicits purchases of the Company's products directly from customers, as well as managing the activities of more than 15 independent manufacturer's representative agencies. The Company uses an independent manufacturer's representative to help service existing retail customers, providing frequent on-site contact. The sales focus is designed to increase sales by adding new product lines and expanding product selection within existing customers and secure new customers. For certain of its major customers, and its private label purchasers, the Company relies primarily upon the direct efforts of its sales force, who, together with the Company's executive officers, coordinate the more complex pricing and ordering requirements of these accounts.

        The Company's sales efforts are not directed merely at selling individual products, but rather more broadly towards selling groups of related products that can be displayed on attractive Company-designed display systems, thereby maximizing each customer's ability to present the Company's product line within the confines of the available area.

        The Company prepares a number of catalogs, application guides and training materials designed to describe the Company's products and other applications as well as to train the customers' salesmen in the promotion and sale of the Company's products. Every two to three years the Company prepares a new master catalog which lists all of its products. The catalog is updated periodically through supplements.

        The Company currently services approximately 10,000 active accounts. During 1996 and 1995, one customer (AutoZone), who purchased more than 20 different product lines representing over 2,000 parts from the Company, accounted for approximately 14% of sales each year. During 1994, two customers (AutoZone and The Pep Boys), each accounted for 10% or more of sales and in the aggregate accounted for 28% of sales.

Manufacturing

        Substantially all of the products sold by the Company are manufactured to its specifications by third parties, although replacement sideview mirror glass (sold under its Look! trademark), is manufactured by the Company through its Accurate Manufactured Products division. Because numerous contract manufacturers are available to manufacture its products, the Company is not dependent upon the services of any one contract manufacturer or any small group of them, except that one manufacturer, who supplies 10% of the Company's inventory purchases, supplies nearly all of the Company's lift supports. There are, however, seven manufacturers available to supply lift supports . In 1996, as a percentage of the total dollar volume of purchases made by the Company, approximately 65% of the Company's products were purchased from various suppliers throughout the United States and approximately 35% of the Company's products were purchased from a variety of foreign countries.

        Once a new product has been developed, the Company's engineering department produces detailed en gineering drawings and prototypes which are used to solicit bids for manufacture from a variety of vendors in the United States and abroad. After a vendor is selected, tooling for a production run is produced by the vendor at the Company's expense. A pilot run of the product is produced and subjected to rigorous testing by the Company's en gineering department and, on occasion, by outside testing laboratories and facilities in order to evaluate the precision of manufacture and the resiliency and structural integrity of the materials used. If acceptable, the product then moves into full production.


Packaging, Inventory and Shipping

        Finished products are received at one or more of the Company's facilities, depending on the type of part. Samples of each shipment are tested upon receipt. If cleared, these shipments of finished parts are logged into the Company's computerized production tracking systems and staged for packaging.

        The Company employs a variety of custom-designed packaging machines for "blister packaging," in which individual parts are dropped into plastic "blister" cups to which a preprinted card backing with appropriate graphics is sealed, and for "skinning," in which parts are pre-positioned on a printed card backing, over which a malleable plastic "skin" is laid and fixed by vacuum- and heat-treatment processes. In either event, the printed card contains the Company's label (or a private label), a part number, a universal packaging bar code suitable for electronic scanning, a description of the part and appropriate installation instructions. Products are also sold in bulk to automotive parts manufacturers and packagers. Computerized tracking systems, mechanical counting devices and experienced workers combine to assure that the proper variety and number of parts meet the correct packaging and backing materials at the appropriate places and times to produce the required quantities of finished products.

        Completed inventory is stocked in the warehouse portions of the Company's facilities and is organized ac cording to historical popularity in order to aid in retrieval for shipping. The Company strives to maintain a level of inventory to adequately meet current customer order demand with additional inventory to satisfy new customer orders and special programs. In the aggregate, this has resulted in approximately a two month supply of its products, packaged and readily available for shipment, and a three to four month supply of product in finished bulk form ready for packaging.

        The Company ships its products from all of its locations, either by contract carrier, common carrier or parcel service. Products are generally shipped to the customer's central warehouse for redistribution within their network. In certain circumstances, at the request of the customer, the Company ships directly to the customer's stores.



Competition

        The replacement automotive parts industry is highly competitive. Various competitive factors affecting the automotive aftermarket are price, product quality, breadth of product line, range of applications and customer serv ice. Substantially all of the Company's products are subject to competition with similar products manufactured by other manufacturers of aftermarket automotive repair and replacement parts. Some of these competitors are divisions and subsidiaries of companies much larger than the Company, and possess a longer history of operations and greater financial and other resources than the Company. Further, some of the Company's private label customers also compete with the Company.

Proprietary Rights

        While the Company takes steps to register its trademarks when possible, it does not believe that trademark registration is generally important to its business. Similarly, while the Company actively seeks patent protection for the products and improvements which it develops, it does not believe that patent protection is generally important to its business.

Employees

        At December 28, 1996, the Company had 1035 employees, of whom 952 were employed full-time and 83 were employed part-time. Of these employees, 747 were engaged in production, inventory, or quality control, 44 were involved in engineering and product development, 160 were employed in sales and order entry, and the remaining 84, including the Company's 10 executive officers, were devoted to administration, finance and strategic planning.

        No employee is covered by any collective bargaining agreement. The Company considers its relations with its employees to be generally good.


Investment Considerations

        Increasing Service Life. Advancing technology and competitive pressures have compelled original equipment automobile and parts manufacturers to use parts with longer service lives, which are covered by longer and more comprehensive warranties. This may have the effect of reducing demand for the Company's products by delaying the onset of repair conditions requiring their use.

        Competition for Shelf Space. Since the amount of space available to a retailer and other purchasers of the Company's products is limited, the Company's products compete with other automotive aftermarket products, some of which are entirely dissimilar and otherwise non-competitive (such as car waxes and engine oil), for shelf and floor space. No assurance can be given that additional space will be available in a customers' stores to support expansion of the number of products offered by the Company.

        Concentration of Sales to Certain Customers. A significant percentage of the Company's sales have been, and will continue to be, concentrated among a relatively small number of customers. In 1996, the Company's four largest customers accounted for approximately 35% of the Company's net sales. The
Company anticipates that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on the Company's sales and operating results. The Company has been advised by a significant customer, Monroe Auto Equipment Co. ("Monroe"), that they intend to manufacture or source directly some of the products they currently purchase from the Company. The Company plans to aggressively find new customers for these products. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business-Sales and Marketing."

        Dependence on Senior Management. The success of the Company's business will continue to be dependent upon Richard N. Berman, Chairman of the Board, President and Chief Executive Officer and Steven L. Berman, Executive Vice President, Secretary-Treasurer and Director. The loss of the services of one or both of these individuals could have a material adverse effect on the Company's business.

        Dividend Policy. The Company does not intend to pay cash dividends for the foreseeable future. Rather, the Company intends to retain its earnings, if any, for the operation and expansion of the Company's business.

        Control by Officers, Directors and Family Members. Richard N. Berman and Steven L. Berman, who are officers and directors of the Company, their father, Jordan S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, beneficially own approximately 48% of the outstanding Common Stock and are able to elect the Board of Directors, determine the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and control the policies of the Company. A covenant in the Company's credit facility provides that Richard N. Berman, Steven L. Berman, Jordan S. Berman, Marc H. Berman and Fred B. Berman must maintain a 25% interest in the Company, and maintain control as that term is defined in Rule 12b-2 of the Securities Act of 1934, as amended. See Note 5 of Notes to Consolidated Financial Statements.

        Possible Environmental Liability.  See "Legal Proceedings."

Item 2.  Properties.

Facilities

        The Company's principal offices are located on a 30 acre tract in Colmar, Pennsylvania. The tract contains a 334,000 square foot building and two adjoining buildings, which have an aggregate area of approximately 17,000 square feet. Approximately 326,500 square feet of these three structures are used for receiving, packaging, warehousing and shipping and approximately 24,500 square feet are used for executive and administrative purposes. A 97,000 square foot Company facility in Carrollton, Georgia also houses packaging production lines, distribution facilities and a warehouse. Both the Pennsylvania and Georgia facilities are leased by the Company from two partnerships (the "partnerships") of which Richard N. Berman, President and Chief Executive Officer of the Company, and Steven L. Berman, Executive Vice President of the Company, their father, Jordan S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners.

        Under the lease for the Pennsylvania property, the Company paid rent of $2.87 per square foot ($1.0 million per year) in 1996. Under the lease for the Georgia property, the Company paid rent of $2.41 per square foot ($0.2 million per year) in 1996. The rents payable on both the Pennsylvania and Georgia properties will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. In addition, the Company's revised lease for its Pennsylvania property grants the lessor the right, exercisable at its option on January 1, 2000, to increase the rent to an amount determined by an independent appraiser to be the then fair market rent. The Pennsylvania lease provides that, after giving effect to the foregoing adjustments, the rent payable for a given year will be reduced if, and to the extent that, it exceeds the Company's pre-tax income (before actual rent expense under the lease) for the preceding fiscal year; provided that the rent will not be reduced below $0.6 million ($1.62 per square foot). The leases for the Pennsylvania and Georgia properties are "net" leases, under which the Company is responsible for all expenses attributable to the leased properties (including maintenance and repair) and for the conduct of its operations in compliance with all applicable laws and regulations. The Company's lease for its Pennsylvania property provides that, as between the Company and the related partnership lessor, the lessor and its partners will bear any environmental liability and all related expenses, including legal expenses, incurred by the Company or the lessor as a result of matters which arose other than from activities of the Company (although for any environmental liability arising from the Company's activities, the Company will bear all such liability and any related expenses, including legal expenses, incurred by the Company or the lessor). The Pennsylvania lease will expire on December 28, 2002, and the Georgia lease will expire on January 2, 2005. In the opinion of management, the terms of these leases are no less favorable than those which could have been obtained from an unaffiliated party.

        The Pennsylvania property is being purchased by the partnerships from the Montgomery County Industrial Development Corporation ("MCIDC") under an installment sale agreement. MCIDC has, in turn, borrowed ap proximately $1,971,000 from CoreStates Bank, N.A. ("CoreStates") and approximately $1,161,000 from the Pen nsylvania Industrial Development Authority ("PIDA") to fund in full its purchase and development of the Pennsyl vania property. The partnerships' payments to MCIDC under the installment sale agreement are required to be at least equal to the principal and interest payable by MCIDC under these two loans, and the Company's rental pay ments on the Pennsylvania property are required to be at least equal to the partnership's payments under the install ment sale agreement with MCIDC. The Company has guaranteed the obligations of the partnerships and MCIDC to CoreStates and of MCIDC to PIDA. Under the provisions of the agreement pursuant to which the partnerships acquired the Colmar property, the partnerships may be required to indemnify the seller of that property for environmental liabilities which existed at the time of the sale.

        A third Company facility, located on a 23 acre tract in Warsaw, Kentucky, is a 185,000 square foot office building and warehouse. Approximately 160,000 square feet of this structure is used for receiving, packaging, warehousing and shipping and approximately 25,000 square feet is used for sales and administrative purposes. An approximately 100,000 square foot expansion was completed in April 1996. The Kentucky facility is being purchased, pursuant to a lease purchase agreement, from the City of Warsaw, Kentucky (the "City"). The City's acquisition of the fee interest and building construction was financed with $6,500,000 Floating/Fixed Rate Industrial Building Revenue Bonds, Series 1988 (SDI Operating Partners L.P. Project) (the "Bonds"). Under the lease agreement for the Kentucky property, the Company pays interest monthly on the Bonds at a floating rate, and makes a monthly "sinking fund" payment to cover the annual principal payment of $300,000 or $350,000 in alternating years, with the final payment due in July, 2009. In 1996 the Company paid $300,000 in principal and $160,000 in interest under the Bonds.

        A fourth Company facility, located in Elbow Lake, Minnesota is a 18,000 square foot office and warehouse facility. The building and five acre tract is owned by the Company.

        A fifth Company facility is a 32,000 square foot office and warehouse facility located in Jessup, Maryland. The Maryland facility is occupied pursuant to a written lease which expires in November 1998, but includes an option, exercisable by the Company, to renew for an additional five year term.

        A sixth facility, located in Cape Canaveral, Florida, is a 5,000 square foot facility, used primarily for telemarketing. The Florida facility is occupied on a month-to-month basis under a written lease agreement.



Item 3.  Legal Proceedings.

        In addition to commitments and obligation which arise in the ordinary course of business, the Company is subject to various claims and legal actions from time to time involving contracts, competitive practices, trademark rights, product liability claims and other matters arising out of the conduct of the Company's business.

        The Company's primary operating facility in Colmar, Pennsylvania, which is leased from the partnership, is located within an area identified by the Environmental Protection Agency ("EPA") as a possible source or location of volatile organic chemical contamination. In November 1990, the EPA sent a general notice letter to certain present and former owners and operators of properties within this area, informing them that they may be liable under the Comprehensive Environmental Response, Compensation and Liability Act with respect to this contamination. As a current operator of the Colmar property, the Company received such a general notice letter. The Company may be deemed jointly and severally liable, together with all other potentially responsible parties, for (i) the costs of performing a study of the nature and extent of the contamination and the possible alternatives for remediation, if any, as well as
(ii) the costs of effectuating that remediation. The Company's operations do not generally have, and have not generally had, an adverse impact upon the environment or produce or use the materials of environmental concern that caused the contamination being investigated by the EPA and the Company believes that its Colmar site has not historically been a source of such contamination, although the Company has been told that such material may have been used in limited quantities by a prior operator of the facility. The Company's lease for its Colmar facility provides that, as between the Company and the related partnership lessor, the lessor and its partners will bear any environmental liability and all related expenses, including legal expenses, incurred by the Company or the lessor as a result of the presence of hazardous substances at the facility (although for any environmental liability arising from the Company's activities, the Company will bear all such liability and any related expenses, including legal expenses, incurred by the Company or the lessor).

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



Item 4.  Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 1996.


Item 4.1  Certain Executive Officers of the Registrant.

        The following table sets forth certain information with respect to the executive officers of the Company:

Name                         Age       Position with the Company

Richard N. Berman            40        President, Chief Executive Officer,
                                       Chairman of the Board of Directors,
                                       and Director

Steven L. Berman             37        Executive Vice President, Secretary-
                                       Treasurer, and Director

David A. Eustice             36        Vice President, Operations

Nicholas J. Golaski          42        Vice President, IS

Kenneth W. Husband           40        Vice President, Purchasing

Donald W. Jacobs             40        Vice President, Marketing and Engineering

James F. Koleszar            43        Vice President, Sales

Barry D. Myers               37        Vice President, General Counsel and
                                       Assistant Secretary

Ken W. Parman                35        Vice President, Sales - R&B Automotive

Malcolm S. Walter            43        Chief Financial Officer

        Richard N. Berman has been President, Chief Executive Officer and a Director of the Company since its inception in October 1978. He is a graduate of the University of Pennsylvania.

        Steven L. Berman has been Executive Vice-President, Secretary-Treasurer and a Director of the Company since its inception.He attended Temple University.

        David A. Eustice joined the Company in December 1996 as Vice President, Operations. Prior to joining the Company Mr. Eustice was the Vice President of Operations with the Baldwin Hardware Division of Masco Corporation. Baldwin is a high end manufacturer and international distributor of architectural hardware. From August 1990 to January 1994, Mr. Eustice was a Senior Project Manager for USC Consulting, a operational improvement firm. While with USC Consulting, Mr. Eustice consulted to clients including IBM, Copper Industries, PPG Industries and Masco Corporation. He is a graduate of The State University of New York at Buffalo.

        Nicholas J. Golaski joined the Company in August 1996 as the Vice President, Information Services. Prior to joining the Company Mr. Golaski was a Senior Vice President of Ridgely Violetta, Inc., a management consulting firm which provides assistance in strategic planning, marketing, and information technology. From February 1995 to January 1996, Mr. Golaski was a Business Area Manager for DSA, a software engineering and systems integration firm. Prior to 1995 Mr. Golaski was Manager, Information Services of Sealed Air Corporation, a manufacturer of protective packaging materials. He is a graduate of Sacred Heart University.

        Kenneth W. Husband has been an employee of the Company since January 1980, and has been Vice President, Purchasing for more than five years. He is a graduate of The Pennsylvania State University.

        Donald W. Jacobs joined the Company in July 1995 as Vice President, Marketing and Engineering. Prior to joining the Company, Mr. Jacobs was Director of Marketing at Greenlee Textron, Inc., where he was responsible for all product management and marketing functions. Prior to January 1995, Mr. Jacobs was Manager of Product Management at Ideal Industries, Inc., where he directed all product management. He is a graduate of Cardinal Stritch College.

        James F. Koleszar has been an employee of the Company for more than five years, and has been Vice Presi dent, Sales since June 1992. He attended the Detroit College of Business.

        Barry D. Myers has been an employee of the Company since March 1988, and has been Vice President, General Counsel and Assistant Secretary for more than five years. He is a graduate of Moravian College and Syracuse University College of Law, and is a member of the Pennsylvania Bar.

        Kenneth W. Parman has been an employee of the Company for more than five years, and has been Vice President, Sales - R&B Automotive since February 1996. He is a graduate of the University of Toledo.

        Malcolm S. Walter joined the Company in January 1996 as the Chief Financial Officer. Prior to joining the Company, Mr. Walter was a principal of Malcolm S. Walter & Associates, a management consulting firm, which provides assistance in financing, strategic planning, and budgeting. From August 1994 to July 1995, Mr. Walter was the President and founder of iTravel, a developer of CD-ROM products for the leisure travel industry. Prior to August 1994, Mr. Walter was Chief Financial Officer and then General Manager of the Multimedia division, of Ensoniq, a computer hardware company. He is a graduate of the Wharton School and is a Certified Public Accountant.

                                              PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

        The Company's shares of common stock are traded publicly in the over-the-counter market under the NASDAQ system. At March 11, 1997, there were 115 holders of record of common stock, representing more than 2,500 beneficial owners. The last price for the Company's common stock on March 11, 1997, as reported by NASDAQ, was $7.88 per share. Since the Company's initial public offering, it has paid no cash dividends. The Company does not presently contemplate paying any such dividends in the foreseeable future. The range of high and low sales price for the Company's common stock for each quarterly period of 1996 and 1995 are as follows:


                             1996                    1995
                   ------------------------ -----------------------
                      High         Low         High        Low
------------------ ----------- ------------ ---------- ------------
First Quarter              $7.38        $5.88      $7.00        $5.75
Second Quarter              7.63         5.38       8.25         5.75
Third Quarter               8.25         6.25       9.63         7.50
Fourth Quarter              8.50         7.00       9.25         6.133




Item 6.  Selected Financial Data.

                               Selected Consolidated Financial Data



                                                          Year Ended December
                               -------------------------------------------------------------------------
(in thousands, except per share data1996           1995          1994           1993           1992
                                                   ----

-----------------------------  --------------  ------------ -------------- --------------- -------------

Income Statement Data:
   Net sales                         $146,952      $113,826        $65,792         $62,342       $47,448
   Income from operations              13,244        10,455          5,597           7,745         6,307
   Net income                           5,662         4,433          3,226           4,525         3,531
   Earnings per share               0.71           0.56                         0.41           0.53
Balance Sheet Data:
   Total assets                       128,970       106,475         52,437          47,368        33,048
   Working capital                     63,368        51,559         38,940          36,701        21,583
   Long-term debt                      56,248        46,629          3,202           3,444         3,665
   Shareholders' equity                54,169        48,221         43,638          40,268        23,844



Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

       In January 1995, the Company acquired the Dorman Products ("Dorman") division of SDI Operating Partners L.P. ("SDI"). Dorman is one of the nation's oldest suppliers of automotive aftermarket parts and fasteners. For the year ended December 31, 1994, Dorman had net sales of $37.3 million.

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

       The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The year ended December 31, 1994 was a fifty-three week year.

Results of Operations

       The following table sets forth, for the periods indicated, the percentage of net sales represented by cer tain items in the Company's Consolidated Statements of Income.


                                             Percentage of Net Sales
                             -------------------------------------------------------
                                                   Year Ended
                             -------------------------------------------------------
                                December 28,      December 30,      December 31,
                                    1996              1995              1994
---------------------------  ------------------ ---------------- -------------------
Net sales                                  100.0%           100.0%              100.0%
Cost of goods sold                          61.9             61.2                62.9
---------------------------  ------------------ ---------------- -------------------
Gross profit                                38.1             38.8                37.1
Selling, general and
  administrative expenses                   29.1             29.6                28.6
---------------------------  ------------------ ---------------- -------------------
Income from operations                       9.0              9.2                 8.5
Interest expense, net                        2.9              3.2                 0.5
---------------------------  ------------------ ---------------- -------------------
Income before taxes                          6.1              6.0                 8.0
Provision for taxes                          2.2              2.1                 3.1
---------------------------  ------------------ ---------------- -------------------
Net income                                   3.9%             3.9%                4.9%
===========================  ================== ================ ===================



1996 Compared to 1995

       Net sales increased to $147.0 million in 1996 from $113.8 million in 1995, an increase of 29.1%. This increase resulted primarily from increased sales due to the MPI and Cosmos acquisitions as well as sales to the Company's largest customers from both existing and new product lines. One customer, Monroe Auto Equipment Co. ("Monroe"), has indicated that beginning in 1997, they plan to manufacture or source directly some of the products they currently purchase from the Company. Sales of these product to Monroe amounted to approximately $6.0 million in 1996. The Company plans to aggressively seek new customers for these products.

       Cost of goods sold for 1996 increased to $90.9 million from $69.7 million for 1995, an increase of 30.4%. As a percentage of net sales, cost of goods sold for 1996 increased to 61.9% from 61.2% for 1995. The increase was primarily due to the acquisition of MPI which, as a distributor, achieves a lower margin.

   Selling, general and administrative expenses for 1996 increased to $42.8 million from $33.7 million for 1995, an increase of 27.2%. This increase was the result of approximately: $5.7 million representing the operating expenses of the newly acquired businesses (MPI and Cosmos); $1.5 million attributable to shipping labor and overhead costs; $0.9 million in selling expenses including freight and catalog amortization; and $0.5 million in administrative expenses including professional fees.

   Interest expense, net, increased to $4.3 million for 1996 from $3.6 million for 1995. This increase was the result of additional interest expense on borrowings used to acquire MPI and Cosmos.

   A provision for income taxes of $3.3 million was recorded for 1996 and $2.4 million was recorded for 1995. The Company's effective tax rate was 36.7% for 1996 and 35.5% for 1995. The increase in the effective tax rate is primarily the result of higher state taxes.

   Net income increased $1.3 million, or 27.7% to $5.7 million for 1996 from
$4.4 million for 1995.   As a percentage of net sales, net income remained
unchanged at 3.9%.


1995 Compared to 1994

   Net sales increased to $113.8 million in 1995 from $65.8 million in 1994, an increase of 73.0%. This increase resulted primarily from increased sales due to the Dorman acquisition as well as increased sales to most of the Company's largest customers from both existing and new product lines. Net sales outpaced the growth of customer credits and allowances resulting in a decline of customer credits and allowance as a percent of net sales to 17.9% in 1995 from 18.4% in 1994.

   Cost of goods sold for 1995 increased to $69.7 million from $41.4 for 1994, an increase of 68.5%. As a percentage of net sales, cost of goods sold for 1995 declined to 61.2% from 62.9% for 1994. The decrease was primarily due to the acquisition of Dorman where the mix of higher margin products offset somewhat the general trend of increased sales at lower margins.

       Selling, general and administrative expenses for 1995 increased to $33.7 million from $18.8 million for 1994, an increase of 78.7%. This increase was the result of approximately: $7.9 million attributable to additional personnel, higher levels of wages, additional costs for employee benefit programs primarily as a result of the Dorman acquisition; $2.3 million attributable to increases in building and equipment expenses, including depreciation; $1.0 million attributable to higher sales travel costs relating to additional salesmen; $0.8 million attributable to amortization of intangibles from the Dorman and Cosmos acquisitions; and the remainder attributable to general increases in professional fees, catalog amortization and bad debt expense. As a percentage of net sales, selling, general and administrative expenses for 1995, exclusive of goodwill amortization, remained essentially unchanged from 1994.

       Interest expense, net, increased to $3.6 million for 1995 from $0.4 million for 1994. This increase was the result of additional interest expense due to the acquisition of Dorman and Cosmos.

       A provision for income taxes of $2.4 million was recorded for 1995 and $2.0 million was recorded for 1994. The Company's effective tax rate was 35.5% for 1995 and 38.5% for 1994. The decrease in the effective tax rate is primarily the result of lower state taxes.

       Net income increased $1.2 million, or 37.4% to $4.4 million for 1995 from $3.2 million for 1994. As a percentage of net sales, net income decreased to 3.9% for 1995 from 4.9% for 1994.



Liquidity and Capital Resources

       The Company has financed its growth primarily through cash flow from its operations, borrowings under its credit facility and industrial revenue bonds. Working capital was $63.4 million as of December 28, 1996 and $51.6 million as of December 30, 1995. The Company believes that cash generated from operations and borrowings available under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

       Net cash used by operating activities was $1.9 million in 1996. Net cash of $2.6 million was provided by operating activities for 1995 with net cash used of $2.2 million for 1994. These amounts represent net income plus depreciation and amortization less changes in working capital. During 1996, net income plus non-cash charges generated $9.9 million of operating cash flow which was reduced by a $11.8 million use of cash as a result of working capital increases necessary to support the increase in sales For 1995 and 1994, cash generated from net income and non-cash charges was offset by increased working capital needs, the most significant of which was for accounts receivable and inventories.

       Net cash used in investing activities amounted to $9.0 million, $43.5 million and $1.4 million in 1996, 1995 and 1994, respectively. In 1996, the largest part of the investing activities was $5.2 million for the acquisition of MPI, with the balance represented by increased warehouse space and equipment. In 1995, the acquisitions of Dorman and Cosmos for $41.8 million represented nearly all of the total investing activities. In 1994, these funds were used for packaging equipment, tooling, computer equipment and deferred acquisition costs, offset by funds received from short term investments.

       Net cash provided by financing activities amounted to $10.5 million and $41.6 million for 1996 and 1995, respectively, with net cash used of $0.1 million in 1994. For 1996 and 1995, cash was received from commercial borrowings under the Company's credit facility, offset somewhat by the scheduled term debt payments and the continued paydown of capitalized lease obligations. In 1994, the Company paid off its remaining long-term debt and continued the paydown of its capitalized lease obligations.

       The Acquisition of MPI. MPI was acquired with the payment of cash consideration in the amount of approximately $5.2 million and the assumption of certain liabilities, including approximately $2.3 million in the assumption of bank debt.

       The Acquisition of Dorman. Dorman was acquired from SDI with the payment of cash consideration in the amount of approximately $38.5 million and the assumption of certain liabilities, including approximately $5.0 million in assumption of Industrial Revenue Bonds ("Bonds"). Pursuant to the Asset Purchase Agreement, the purchase price is subject to adjustment based upon changes in Dorman's balance sheet between June 30, 1994 and December 31, 1994. The Company has made a claim to SDI under this provision. In addition, Dorman has filed a complaint against SDI for damages resulting from, among other things, an alleged breach of various representations and warranties contained in the Asset Purchase Agreement.

       The Acquisition of Cosmos. Cosmos was acquired with the payment of cash consideration in the amount of approximately $3.6 million.

       Commercial Borrowings. In January 1995, the Company expanded its credit facility to $60.0 million from a syndicate of commercial banks comprised of CoreStates Bank, N.A. (agent), The Fifth Third Bank N.A. and First Chicago NBD Corporation (formerly NBD Bank). The credit facility consists of a term portion of $25.0 million (1995 Term Loan), a revolving credit portion of $30.0 million, and a letter of credit portion of $5.0 million used to secure the Bonds. The term portion of the facility bears interest at a floating rate equal, at the Company's option, to Libor plus 110 basis points, or CoreStates Bank, N.A.'s prime rate, has a seven-year term and requires graduated amortization payments in the amount of $3.0 million in 1997 increasing by $0.5 million each year thereafter with a final payment of $6.0 million in 2001. The revolving credit portion bears interest at a floating rate equal, at the Company's option, to Libor plus 85 basis points, or CoreStates Bank, N.A.'s prime rate, and expires January 15, 1998. In April 1996, the Company amended its credit facility to include a new $12.0 million term loan (1996 Term Loan) with interest at a floating rate equal, at the Company's option to Libor plus 150 basis points, or the bank's prime rate. The loan has a five year term and is payable in equal monthly principal payments of $200,000 beginning in May 1996.

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

       In December 1996, the revolving credit portion of the facility was increased from $30.0 million to $35.0 million. Borrowings under the revolving credit portion of the facility and the 1996 Term Loan are subject to a borrowing base computation equal to 80% of qualified receivables and 50% of qualified inventories, as defined. The credit facility is secured by the stock of the
Company's subsidiaries and first priority liens on the Company's and subsidiaries assets, including accounts receivable, inventory and all other tangible or intangible property. At December 28, 1996, the Company had borrowings of $31.4 million under the term loans and $23.9 million under the revolving facility and has $11.1 million of borrowing capacity under the revolving facility (see Note 5).

       Industrial Revenue Bonds. Construction of the Company's Warsaw, Kentucky facility in 1990 was funded by the Bonds. The Bonds bear interest at an annual rate of 4% payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due in July, 2009.

       Capitalized Leases. The Company's leases for its Pennsylvania and Georgia facilities are recorded as capitalized leases in the Company's financial statements.

       Foreign Currency Fluctuations. In 1996, approximately 35% of the Company's products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuation in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, to the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase. The Company attempts to lessen the impact of these currency fluctuations by resourcing its purchases to other countries.

Impact of Inflation

       The Company has not generally been adversely affected by inflation. The Company believes that price increases resulting from inflation generally could be passed on to its customers, since prices charged by the Company are not set by long-term contracts.

Cautionary Statement Regarding Forward Looking Statements

       Certain statements periodically made by or on behalf of the Company and certain statements contained herein including statements in Management's Discussion and Analysis of Financial Condition and Results of Operation; certain statements contained in Business, such as statements regarding litigation; and certain other statements contained herein regarding matters that are not historical fact are forward looking statements (as such term is defined in the Securities Act of 1933), and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that cause actual results to differ materially include but are not limited to and those factors discussed in "Business - Investment Considerations."


Item 8.  Consolidated Financial Statements and Supplementary Data.

       The financial statement schedules of the Company that are filed with this Report on Form 10-K are listed in Item 14(a)(2), Part IV, of this Report.

                            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To R & B, Inc.:

We have audited the accompanying consolidated balance sheets of R&B, Inc. (a Pennsylvania corporation) and subsidiaries as of December 28, 1996 and December 30, 1995 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of R&B, Inc. and subsidiaries as of December 28, 1996 and December 30, 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.

                                                        Arthur Andersen LLP

Philadelphia, PA
February 26, 1997



                                   R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF INCOME



                                                       For the Year Ended
                                         ----------------------------------------------
                                           December 28,   December 30,  December 31,
(in thousands, except per share data)           1996        1995           1994
---------------------------------------------------------------------------------------
Net Sales                                        $146,952       $113,826        $65,792
Cost of goods sold                                 90,892         69,713         41,362
---------------------------------------------------------------------------------------
         Gross profit                              56,060         44,113         24,430
Selling, general and administrative expenses       42,816         33,658         18,833
---------------------------------------------------------------------------------------
         Income from operations                    13,244         10,455          5,597
Interest expense, net                               4,305          3,580            350
---------------------------------------------------------------------------------------
         Income before taxes                        8,939          6,875          5,247
Provision for taxes                                 3,277          2,442          2,021
---------------------------------------------------------------------------------------
         Net Income                              $  5,662       $  4,433        $ 3,226
=======================================================================================
Earnings Per Share                                  $0.71          $0.56          $0.41
=======================================================================================
Average Shares Outstanding                          7,997          7,978          7,950
=======================================================================================



     The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                   R&B, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS


                                                      December 28,      December 30,
 (in thousands, except share data)                         1996              1995
--------------------------------------------------- ----------------- -----------------

Assets
Current Assets:
   Cash and cash equivalents                              $       923          $  1,247
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $11,305 and $7,479       35,134            22,996
  Inventories                                                  41,652            34,948
  Deferred income taxes                                         2,748             1,910
  Prepaids and other current assets                               606             1,348
--------------------------------------------------- ----------------- -----------------
     Total current assets                                      81,063            62,449
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             14,567            13,270
Intangible Assets                                              30,850            28,028
Other Assets                                                    2,490             2,728
--------------------------------------------------- ----------------- -----------------
      Total                                                  $128,970          $106,475
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                           $ 6,066          $  3,076
  Accounts payable                                              7,146             4,711
  Accrued compensation                                          2,220             1,926
  Other accrued liabilities                                     2,263             1,177
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  17,695            10,890
Long-Term Debt                                                 56,248            46,629
Deferred Income Taxes                                             858               735
Commitments and Contingencies  (Note 10)
Shareholders' Equity:
   Common stock, par value $.01; authorized
     25,000,000 shares; issued 8,026,254 and 7,982,561             80                80
  Additional paid-in capital                                   29,943            29,657
  Retained earnings                                            24,146            18,484
    Total shareholders' equity                                 54,169            48,221
--------------------------------------------------- ----------------- -----------------
      Total                                                  $128,970          $106,475
=================================================== ================= =================

    The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                   R&B, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                           Common Stock
                                      -----------------------
                                                                 Additional
                                        Shares        Par         Paid-In        Retained
(in thousands, except share data)       Issued       Value        Capital        Earnings        Total
------------------------------------  -----------  ----------  -------------- -------------- --------------
Balance at December 25, 1993            7,942,084         $80         $29,363        $10,825        $40,268
Common stock sold to
  Employee Stock Purchase Plan              2,077           -              12              -             12
Common stock sold to
  401(k) Retirement Plan                   14,317           -             132              -            132
Net income                                      -           -               -          3,226          3,226
Balance at December 31, 1994            7,958,478          80          29,507         14,051         43,638
Common stock sold to
  Employee Stock Purchase Plan                710           -               4              -              4
Common stock sold to
  401(k) Retirement Plan                   23,373           -             146              -            146
Net income                                      -           -               -          4,433          4,433
Balance at December 30, 1995            7,982,561          80          29,657         18,484         48,221
Common stock sold to
  Employee Stock Purchase Plan                604           -               3              -              3
Common stock sold to
  401(k) Retirement Plan                   39,464           -             261              -            261
Shares issued under
  Incentive Stock Plan                      3,625           -              22              -             22
Net income                                      -           -               -          5,662          5,662
Balance at December 28, 1996          8,026,254110        $80         $29,943        $24,146        $54,169
====================================  ===========  ==========  ============== ============== ==============

     The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                   R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Year Ended
                                                         -------------------------------------------------
                                                           December 28,    December 30,     December 31,
(in thousands)                                                 1996             1995            1994
-------------------------------------------------------- ---------------- --------------- ----------------


Cash Flows from Operating Activities:
Net income                                                         $5,662          $4,433           $3,226
Adjustments to reconcile net income to cash (used in)
iprovided
by ni
   provided by operating activities:
   Depreciation and amortization                                    4,422           3,806            1,394
   Provision for doubtful accounts                                    519             467               59
   Provision for deferred income tax                                 (715)           (462)            (218)
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                           (11,081)            190           (4,116)
    Inventories                                                    (3,758)         (4,145)          (4,593)
    Prepaids and other current assets                                 991            (171)             503
    Other assets                                                     (484)           (985)             (41)
    Accounts payable                                                1,760          (1,880)           1,597
    Other accrued liabilities                                         811           1,396               30
-------------------------------------------------------- ---------------- --------------- ----------------
       Cash (used in) provided by operating activities             (1,873)          2,649           (2,159)
-------------------------------------------------------- ---------------- --------------- ----------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                         (3,766)         (2,218)          (2,245)
   Short-term investments                                               -             600            1,100
   Business acquisitions                                           (5,228)        (41,835)            (290)
-------------------------------------------------------- ---------------- --------------- ----------------
      Cash used in investing activities                            (8,994)        (43,453)          (1,435)
-------------------------------------------------------- ---------------- --------------- ----------------
Cash Flows from Financing Activities:
  ACTIVITIES:  a
   Net proceeds from revolving credit                               5,300          18,550                -
   Proceeds from term loans                                        12,000          25,000                -

   Repayment of term loans and capitalized lease obligations       (7,043)         (2,071)            (220)
   Proceeds from common stock issuances                               286             150              144
-------------------------------------------------------- ---------------- --------------- ----------------
       Cash provided by (used in) financing activities             10,543          41,629              (76)
-------------------------------------------------------- ---------------- --------------- ----------------
Net (Decrease) Increase in Cash and Cash Equivalents                 (324)            825           (3,670)
Cash and Cash Equivalents, Beginning of Year                        1,247             422            4,092
-------------------------------------------------------- ---------------- --------------- ----------------
Cash and Cash Equivalents, End of Year                            $   923         $ 1,247          $   422
======================================================== ================ =============== ================
Supplemental Cash Flow Information
    Cash paid for interest expense                                 $3,740          $3,376          $   510
    Cash paid for income taxes                                     $3,702          $3,269           $1,535
    The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                  R&B, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements
                                      December 28, 1996


1.  Summary of Significant Accounting Policies

         R&B, Inc. (the "Company") is principally engaged in the business of selling a broad range of "hard-to-find" replacement auto parts and fasteners for the automotive aftermarket to retailers, wholesalers and others for use in the repair and maintenance of automobiles and trucks.

         The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The year ended December 31, 1994 was a fifty-three week year.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Statements of Cash Flows - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Inventories - Inventories are stated at the lower of average cost or market.

         Property and Depreciation - Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives, which range from three to fifteen years, using the straight-line method for financial statement reporting purposes and accelerated methods for income tax purposes. Properties under capitalized leases are amortized over the related lease terms (15 years). The costs of maintenance and repairs are expensed as incurred. Renewals and betterments are capitalized.

         Intangible Assets - The Company adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of
Long-lived Assets and Long-lived Assets to be Disposed Of" in 1995. In connection with the adoption of SFAS 121, it is the Company's policy to review goodwill and other intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount of goodwill and other intangible assets is not recoverable, it is the Company's policy to reduce the carrying amount of such assets to fair value. The adoption of SFAS 121 had no impact on the Company's financial position or results of operations.

         Intangible assets consist of goodwill, patents and a non-compete covenant. Goodwill is amortized over a period of 40 years with patents and the non-compete covenant amortized over the specific life of each asset. At December 28, 1996, goodwill was $29.0 million, patents were $1.6 million and the non-compete covenant was $0.2 million. At December 30, 1995, goodwill was $25.9 million, patents were $1.8 million and the non-compete covenant was $0.3 million. Amortization of these assets was $1.1 million in 1996, $0.8 million in 1995 and no amortization in 1994.

         Other Assets - Other assets consist of credits associated with certain customer multi-year sales arrangements which are capitalized and amortized against current and future sales; costs incurred for the preparation and printing of product catalogs which are capitalized and amortized upon distribution; and deferred financing costs which are capitalized and amortized over the term of the related financing agreement.

         Income Taxes - Income taxes include federal and state taxes with deferred tax benefits and liabilities arising from temporary differences between financial and tax reporting.

         Stock-based Compensation - The Company applies Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for this plan. Accordingly, no compensation expense has been recognized. Had compensation expense for this plan been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the impact on the Company's earnings in both 1996 and 1995 would not be material.

        Revenue Recognition - The Company records sales when its products are shipped. A provision is recorded for anticipated returns or allowances, based primarily on historical experience and current estimates.

        Earnings Per Share - Earnings per share is computed based on the weighted-average number of shares outstanding during the period. Employee stock options have been excluded from the calculation as their dilutive effect is not material.


2.   Inventories
               Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                        December 28,       December 30,
(in thousands)              1996               1995
--------------------- -----------------  -----------------
Bulk product                    $19,365            $20,812
Finished product                 16,907             10,345
Packaging materials               5,380              3,791
--------------------- -----------------  -----------------
Total                           $41,652            $34,948
===================== =================  =================

3.   Property, Plant  and Equipment

        Property, plant and equipment consist of the following:


                                         December 28,         December 30,
(in thousands)                                   1996                 1995
----------------------------------- ----------------- --- ----------------
Property under
  capitalized leases                           $4,430               $4,430
Buildings                                       5,440                5,440
Machinery, equipment and
   tooling                                      8,985                7,923
Furniture,  fixtures and
   leasehold improvements                       2,985                1,034
Computer and other
  office equipment                              3,932                3,077
----------------------------------- ----------------- --- ----------------
Total                                          25,772               21,904
Less-accumulated  depreciation               (11,205)               (8,634)
----------------------------------- ----------------- --- ----------------
Property, plant and equipment, net            $14,567              $13,270
=================================== ================= === ================


4.   Acquisitions

        Dorman - In January 1995, the Company acquired the Dorman Products Division of SDI Operating Partners, L.P.. Dorman is one of the nation's oldest suppliers of automotive aftermarket parts and fasteners with annual sales in 1994 of approximately $37.0 million. The Company accounted for this acquisition using the purchase method of accounting, which resulted in the recording of goodwill of $26.3 million. The pro forma results for the year ended December 31, 1994, as if the acquisition had occurred on January 1, 1994, are as follows:


(in thousands, except per share data)     1994
---------------------------------- -------------------
Net sales                                     $103,077
Net income                                       3,570
Earnings per share                        $0.45

        The acquisition was effected by the payment of cash consideration in the amount of approximately $38.5 million and the assumption of certain liabilities, including approximately $5.0 million in Industrial Revenue Bonds ("Bonds") used to finance the construction of Dorman's warehouse and office facility. Pursuant to the Asset Purchase Agreement, the purchase price is subject to adjustment based upon changes in Dorman's balance sheet between June 30, 1994 and December 31, 1994. The Company has made a claim to SDI under this provision. In addition, a complaint has been filed against SDI for damages resulting from, among other things, an alleged breach of various representations and warranties contained in the Asset Purchase Agreement.

        Cosmos - In August 1995, the Company acquired the outstanding common stock of CosmosInternational, Inc., a privately held supplier of protective boots for the constant velocity joints on front-wheel drive vehicles, located in Minnesota. The Company paid approximately $3.6 million in cash. The acquisition was accounted for by the purchase method, which resulted in the recording of goodwill and other intangible assets of $2.5 million.

        MPI - In January 1996, the Compay acquired the assets of Motor Power Industries Corporation and subsidiary ("MPI"). MPI is a national supplier of auto parts to car dealers, auto salvage yards, specialty rebuilders and niche markets. MPI was acquired with the payment of cash consideration in the amount of approximately $5.2 million and the assumption of certain liabilities, including approximately $2.3 million in the assumption of bank debt. The Company accounted for this acquisition using the purchase method of accounting, which resulted in the recording of goodwill of $3.9 million..


5.  Long-Term Debt

      Long-term debt consists of borrowings under bank credit facilities, industrial revenue bonds and capitalized lease obligations as follows:


                                     December 28,        December 30,
 (in thousands)                           1996                1995
--------------------------------- ------------------- -------------------
Bank credit facility -
    1995 Term Loan                            $21,000             $23,500
    1996 Term Loan                             10,400                   -
    Revolving credit                           23,850              18,550
Industrial revenue bonds                        4,138               4,453
Capitalized lease obligations                   2,926               3,202
--------------------------------- ------------------- -------------------
    Total                                      62,314              49,705
Less: Current portion                         (6,066)             (3,076)
--------------------------------- ------------------- -------------------
    Total long-term debt                      $56,248             $46,629
================================= =================== ===================


      Bank Credit Facility - In January 1995, the Company expanded its credit facility to $60.0 million from a syndicate of commercial banks comprised of CoreStates Bank, N.A. (agent), The Fifth Third Bank N.A. and First Chicago NBD Corporation (formerly NBD Bank). The credit facility consists of a term portion of $25.0 million (1995 Term Loan), a revolving credit portion of $30.0 million, and a letter of credit portion of $5.0 million used to secure the Bonds. The term portion of the facility bears interest at a floating rate equal, at the Company's option, to Libor plus 110 basis points, or CoreStates Bank, N.A.'s prime rate, has a seven-year term and requires graduated amortization payments in the amount of $3.0 million in 1997 increasing by $0.5 million each year thereafter with a final payment of $6.0 million in 2001. The revolving credit portion bears interest at a floating rate equal, at the Company's option, to Libor plus 85 basis points, or CoreStates Bank, N.A.'s prime rate, and expires January 15, 1998. In April 1996, the Company amended its credit facility to include a new $12.0 million term loan (1996 Term Loan) with interest at a floating rate equal, at the Company's option, to Libor plus 150 basis points, or the bank's prime rate. The loan has a five year term and is payable in equal monthly principal payments of $0.2 million beginning in May 1996. In May 1996, the Company entered into an interest rate swap agreement with the agent bank of the syndicate of commercial banks providing the Company's credit facility. The swap agreement has the effect of fixing the interest rate on $11.1 million of term debt to 7.32% from a floating rate of Libor plus 1.1%. The Company is exposed to credit loss in the event of nonperformance under the interest rate swap agreement by the agent bank, however, such nonperformance is not anticipated. In December 1996, the revolving credit portion of the facility was increased from $30.0 million to $35.0 million. Borrowings under the revolving credit portion of the facility and the 1996 Term Loan are subject to a borrowing base computation equal to 80% of qualified receivables and 50% of qualified inventories, as defined. The credit facility is secured by the stock of the Company's subsidiaries and first priority liens on the Company's assets, including accounts receivable, inventory and all other tangible or intangible property.

      The term loan agreement, as amended, requires that the original shareholders must maintain at least 25% ownership of the Company and maintain control as that term is defined in Rule 12b-2 of the Securities Act of 1934, as amended, as well as meet certain financial covenants such as minimum tangible net worth and minimum debt to lease payment service rates.

      The average amount outstanding was $52.8 million and $40.8 million during 1996 and 1995, respectively. The maximum outstanding during 1996 was $60.5 million and $45.0 million during 1995.

      Industrial Revenue Bonds - In connection with the acquisition of Dorman, the Company assumed certain liabilities, including balances outstanding under Industrial Revenue Bonds (see Note 4). The Bonds bear interest at an annual rate of 4% payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due in July, 2009. The Bonds are secured by the Company's warehouse and office facility in Warsaw, Kentucky.

      Capitalized Lease Obligations - The Company's capitalized lease obligation for its primary operating facility is with a partnership related to the Company by common ownership ( "Partnership 1") (see Note 7) and is payable monthly in installments of $47,500 including interest imputed at 13.96% through December 2002. The lease provides for contingent rental payments to Partnership 1 in amounts that, when added to the annual capitalized lease payments, do not exceed the fair market rental rate of the facility. The contingent rental payments are determined on an annual basis to approximate the change in the Consumer Price Index and are payable only to the extent that the Company has available sufficient pre-tax income in the preceding fiscal year to support the increase. The net book value of the assets under this capitalized lease was $1.4 million at December 28, 1996 and $1.7 million at December 30, 1995 (see Note 10).

      In January 1990, the Company entered into a capitalized lease arrangement for certain office and warehouse facilities in Georgia with a partnership related to the Company by common ownership ("Partnership 2"). The lease is payable through January 2005 at $9,600 per month including interest imputed at 10.97%. The lease also provides for an annual adjustment in an amount which will approximate the change in the Consumer Price Index. The net book value of the assets under this capitalized lease was $456,000 at December 28, 1996 and $531,000 at December 30, 1995 (see Note 10).

      Aggregate annual principal payments applicable to long-term debt as of December 28, 1996 are as follows:



(in thousands)
---------------------------
 1997                $6,066
 1998                30,411
 1999                 7,163
 2000                 7,672
 2001                 7,688
Thereafter            3,314
---------------------------
Total               $62,314
===========================

      The following is a schedule of approximate annual future minimum lease payments under the capitalized leases with Partnership 1 and Partnership 2 for the Company's primary operating facility and for the additional office and warehouse facility (exclusive of contingent rental payments) as of December 28, 1996:

 (in thousands)
1997                                                        $685
1998                                                         686
1999                                                         685
2000                                                         686
2001                                                         685
Thereafter                                                   926
--------------------------------------------- ------------------
Total payments                                             4,353
Less - amounts  representing interest                     (1,427)
--------------------------------------------- ------------------
Total principal  payments                                 $2,926
============================================= ==================


6.  Operating Lease Commitments and Rent Expense

      The Company leases certain equipment and automobiles under noncancelable operating leases. Approximate future minimum rental payments under these leases are summarized as follows:


 (in thousands)
1997               $  567
1998                  472
1999                   19
---------  --------------
Total              $1,058
=========  ==============

      Rent expense, which includes rental adjustment payments and contingent rentals paid to related parties (see Notes 5 and 7) of $0.6 million, $0.5 million and $0.5 million in 1996, 1995 and 1994, respectively, was $1.5 million in 1996, $1.2 million in 1995 and $0.6 million in 1994.

7.   Related Party Transactions

      The Company has entered into capital leases for two operating facilities with Partnership 1 and Partnership 2 (see Notes 5 and 10). The Company has guaranteed the mortgages of Partnership 1 and Partnership 2 on these facilities. These guarantees at December 28, 1996 were approximately $2,461,000. Total interest expense on these capitalized leases was $411,000 in 1996, $442,000 in 1995 and $474,000 in 1994.

      The Company also has sales and purchases with companies related by common control or ownership. Such transactions are as follows:


 (in thousands)        Sales        Purchases
--------------- ------------ ----------------
1996                    $381              $12
1995                     384               16
1994                     508               21

      The Company has related party accounts receivable of $39,000 and $33,000 at December 28, 1996 and December 30, 1995, respectively.

8. Income Taxes

      The components of the income tax provision are as follows:


 (in thousands)                       1996              1995             1994
------------------------------- ----------------- ---------------- ----------------

Federal:
  Current                                  $3,845           $2,544           $1,838
  Deferred                                  (689)            (412)            (198)
------------------------------- ----------------- ---------------- ----------------
      Subtotal                              3,156            2,132            1,640
------------------------------- ----------------- ---------------- ----------------
State:
  Current                                     147              360              401
  Deferred                                   (26)             (50)             (20)
------------------------------- ----------------- ---------------- ----------------
      Subtotal                                121              310              381
------------------------------- ----------------- ---------------- ----------------
      Total                                $3,277           $2,442           $2,021
=============================== ================= ================ ================

      The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective rate:


                                         1996         1995         1994
---------------------------------------------------------------------------
Federal taxes at statutory rate              34.0%        34.0%       34.0%
State taxes, net of Federal tax benefit       3.3%         2.4%        4.5%
Benefit of contributed property             (0.6)%       (0.9%)           -
---------------------------------------------------------------------------
Effective tax rate                           36.7%        35.5%       38.5%
===========================================================================

             Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:


                                           December 28,        December 30,
 (in thousands)                                1996                1995
--------------------------------------  ------------------- -------------------
Assets:
    Inventories                                        $960              $1,008
    Accounts receivables                              1,588                 638
    Capitalized leases                                  397                 359
    Accrued expenses                                    314                 284
--------------------------------------  ------------------- -------------------
        Gross deferred assets                         3,259               2,289
--------------------------------------  ------------------- -------------------
Liabilities:
    Depreciation                                        410                 397
    Goodwill                                            843                 400
    Other                                               116                 317
--------------------------------------  ------------------- -------------------
        Gross deferred liabilities                    1,369               1,114
--------------------------------------  ------------------- -------------------
    Net deferred asset                               $1,890              $1,175
======================================  =================== ===================


9.  Business Segments

      During 1996 and 1995, one customer accounted for approximately 14% of sales. During 1994, two customers each accounted for 10% or more of sales and in the aggregate accounted for 28% of sales. Except for the lift support product line, which accounted for approximately 10%, 11% and 15% of gross sales in 1996, 1995, and 1994 respectively, no other product line accounted for more than 10% of sales. Export sales, primarily to Canada and Holland in 1996 and 1995 and Canada in 1994 were $3.4 million in 1996, $2.4 million in 1995, and $0.8 million in 1994.

10.   Commitments and Contingencies

      Environmental Matters - The Company's primary operating facility in Colmar, Pennsylvania, which is leased from Partnership 1, is located within an area identified by the Environmental Protection Agency ("EPA") as a possible source or location of volatile organic chemical contamination. In November 1990, the EPA sent a general notice letter to certain present and former owners and operators of properties within this area, informing them that they may be liable under the Comprehensive Environmental Response, Compensation and Liability Act with respect to this contamination. As a current operator of the Colmar property, the Company received such a general notice letter. The Company may be deemed jointly and severally liable, together with all other potentially responsible parties, for (i) the costs of performing a study of the nature and extent of the contamination and the possible alternatives for remediation, if any, as well as (ii) the costs of effectuating that remediation. The Company revised its lease agreement for its Colmar facility effective December 1990 to provide that, as between the Company and Partnership 1, Partnership 1 will bear any environmental liability and all related expenses, including legal expenses, incurred by the Company or Partnership 1 as a result of matters which arose other than from activities of the Company. The Company believes that the ultimate outcome of this matter will not have a material adverse impact upon the financial position of the Company.

      Shareholder Agreement - A shareholder agreement was entered into in September 1990 and subse quently amended in December 1992 and September 1993. Under the agreement, each of Richard Berman, Steven Berman, Jordan Berman, Marc Berman and Fred Berman has granted the others of them rights of first refusal, exercisable on a pro rata basis or in such other proportions as the exercising shareholders may agree, to purchase shares of the common stock of the Company which any of them, or upon their deaths their respective estates, proposes to sell to third parties. The Company has agreed with these shareholders that, upon their deaths, to the extent that any of their shares are not purchased by any of these surviving shareholders and may not be sold without registration under the Securities Exchange Act of 1933, as amended (the "1933 Act"), the Company will use its best efforts to cause those shares to be registered under the 1933 Act. The expenses of any such registration will be borne by the estate of the deceased shareholder.

      Purchase Commitments - At December 28, 1996, the Company had commitments to purchase inventory of approximately $1.9 million. In conjunction therewith, the Company has entered into irrevocable commercial letter of credit agreements with a bank. As collateral for the letters of credit, the bank has the same security, guarantees and requires compliance with the same covenants as on the Company's debt (see Note 5).

      Leases - In accordance with the contingent rental provisions of the lease agreement for the Company's primary operating facility (see Note 5), management expects that, effective January 1997, the total monthly lease payments will be increased from approximately $84,000 to approximately $87,000.

11.  Capital Stock

      Undesignated Stock - The Company has 75,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by the Board of Directors.

      Incentive Stock Plan - In September 1990, the Board of Directors approved an incentive stock plan to issue as options, up to 322,500 shares of common stock, to employees, directors, consultants and advisors of the Company or its affiliates with no one "individual" to receive more than 10% of the total. All options shall be granted within ten years of the plan adoption date with the exercise price and period determined by the Board of Directors on a discretionary basis but the option price per share shall not be less than 100% of the fair market value of a share on the date of grant (not less than 110% if granted to an individual possessing more than 10% of the voting rights of the Company's outstanding capital stock). No more than $100,000 of options
may be exercised by one individual in any calendar year.   The following is a
summary of transactions under the plan:



                                                       Number of Shares
                                 -------------------------------------------------------------
                                                                                   Available
                                  Option Price                                    for Future
                                    Per Share      Outstanding     Exercisable      Grants
-------------------------------- ---------------  -------------- --------------- -------------


Balance at December 25, 1993         $8.875               16,000               -       306,500
   Became exercisable                                          -          13,000             -
   Canceled                                              (3,000)               -         3,000
-------------------------------- ---------------  -------------- --------------- -------------
Balance at December 31, 1994         $8.875               13,000          13,000       309,500
   Became exercisable                                          -          10,500             -
   Options granted                 5.75 - 7.75            22,250               -      (22,250)
-------------------------------- ---------------  -------------- --------------- -------------
Balance at December 30, 1995       5.75 - 8.875           35,250          23,500       287,250
   Became exercisable                                          -           9,750             -
   Exercised                       5.75 - 6.125          (3,625)         (3,625)             -
   Canceled                        6.75 - 8.875          (4,000)               -         4,000
   Options granted                 6.75 - 7.50           211,000               -     (211,000)
                                 $8.875777
-------------------------------- ---------------  -------------- --------------- -------------
Balance at December 28, 1996     $5.75 - $8.875          238,625          29,625        80,250
================================ ===============  ============== =============== =============


      Employee Stock Purchase Plan - In March 1992, the Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Plan permits the granting of options to purchase up to 300,000 shares of common stock by the employees of the Company. In any given year, employees may purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expire on the last day of the fiscal year. During 1996, optionees had exercised rights to purchase 604 shares at prices from $4.89 to $7.12 per share for total net proceeds of $3,400.

      401(k) Retirement Plan - The Company's 401(k) retirement plan was amended in 1992 to permit contributions in cash or kind, including Company qualified securities. The Company accrued for a discretionary contribution for 1996 which will be funded in early 1997 consisting of cash and approximately 39,400 shares of Company common stock at a value of approximately $278,000. The Company made a discretionary contribution for 1995 consisting of cash and 39,500 shares of Company common stock, issued in 1996, at a value of approximately $261,000.

Supplementary Financial Information

Quarterly Results of Operations:

      The following is a summary of the unaudited quarterly results of operations for the years ended December 28, 1996 and December 30, 1995:



(in thousands, except per shareFirstnQuarter   Second Quarter        Third Quarter    Fourth Quarter
------------------------------ --------------- ----------------- --- ---------------- ----------------
                                                                1996
                               -----------------------------------------------------------------------
Net Sales                              $32,540           $39,678              $38,529          $36,205
Income from operations                   2,175             4,043                4,271            2,755
Net income                                 763             1,922                2,007              970
Earnings per share                        0.10              0.24                 0.25             0.12
                                                                1995
                               -----------------------------------------------------------------------
Net sales                              $28,336           $31,562              $29,473          $24,455
Income from operations                   2,518             3,662                3,125            1,150
Net income                               1,031             1,804                1,418              180
Earnings per share                        0.13              0.23                 0.18             0.02




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None




                                             PART III

Item 10. Directors and Executive Officers of the Registrant.

      Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1997.

      Information concerning executive officers of the Company who are not also directors is presented in Item 4.1, Part I of this Report on Form 10-K.

Item 11. Executive Compensation.

      Incorporated by reference to the section entitled "Executive Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1997.



Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1997.



Item 13. Certain Relationships and Related Transactions.

      Incorporated by reference to the section entitled "Executive Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1997.
 .

                                              PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules and Reports on
            Form 8-K.

      (a)(1) Consolidated Financial Statements. The consolidated financial statements of the Company and related documents are listed in
             Item 8, Part II, of this Report on Form 10-K.

             Report of Independent Public Accountants
             Consolidated Balance Sheets as of December 28, 1996 and December 30, 1995

             Consolidated Statements of Income for the years ended December 28, 1996, December 30, 1995 and December 31, 1994

             Consolidated Statements of Shareholders' Equity for the years ended December 28, 1996, December 30, 1995 and December 31, 1994.

             Consolidated Statements of Cash Flows for the years ended December 28, 1996, December 30, 1995 and December 31, 1994.

             Notes to Consolidated Financial Statements

             (a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Report on Form 10-K:
                                                                            Page

    Report of Independent Public Accountants on Financial Statement Schedule. 41
    Schedule II - Valuation and Qualifying Accounts.........................  42

      (a)(3) Exhibits.

Number        Title

2.1 (1) Asset Purchase Agreement, dated as of October 5, 1994, between the Company and SDI Operating Partners, L.P., for the acquisition of the Dorman Products Division.

2.1.1 (2)     Amendment to the Asset Purchase Agreement,  dated as of October 5,
              1994, between the Company and SDI Operating Partners, L.P., for the acquisition of the Dorman Products Division.

2.1.2 (2)     Exhibit List to the Asset Purchase Agreement,  dated as of October
              5, 1994, between the Company and SDI Operating Partners, L.P., for the acquisition of the Dorman Products Division.

3.1 (3)       Amended and Restated Articles of Incorporation of the Company.

3.2 (3)       Bylaws of the Company.

4.1 (3)       Specimen Common Stock Certificate of the Company.

4.2 (3)       Shareholders' Agreement, dated September 17, 1990.

4.2.1 (4)     Amendment to Shareholders' Agreement, dated December 29, 1992, amending 4.2.

4.2.2 (5)     Amendment to Shareholders' Agreement, dated September 14, 1993, amending 4.2.

4.2.3 (6)     Amendment to Shareholders' Agreement, dated March 14, 1994, amending 4.2.

10.1 (3)+     Employment Agreement, dated September 17, 1990, between the
              Company and Richard Berman.

10.1.1 (3)+   Agreement, dated September 17, 1990, between the Company and
              Richard Berman, amending 10.1

10.1.2 (5)+   Agreement, dated September 13, 1993, between the Company and
              Richard Berman, amending 10.1.

10.2 (3)+     Employment Agreement, dated September 17, 1990, between the
              Company and Steven Berman.

10.2.1 (3)+   Letter  Agreement,  dated September 17, 1990,  between the Company and Steven Berman, amending 10.2.

10.2.2 (5)+   Agreement, dated September 13, 1993, between the Company and
              Steven Berman, amending 10.1.

10.3 (3) Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.

10.3.1 (5)    Amendment to Lease,  dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.3.

10.3.2 Assignment of Lease, dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP 1, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania, assigning 10.3. (filed with this report)

10.4 (3) Lease, dated January 3, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 390 Old Bremen Road, Carrollton, Georgia.

10.4.1 (5)    Amendment to Lease,  dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 390 Old Bremen Road, Carrollton, Georgia, amending 10.4.

10.4.2 (6)    Amendment to Lease,  dated February 17, 1994,  between the Company and the Berman Real Estate Partnership, for premises located at 390 Old Bremen Road, Carrollton, Georgia, amending 10.4.

10.5 (9) Amended and Restated Credit Agreement by and Among the Company and CoreStates Bank, N.A. for Itself and as Agent, The Fifth Third Bank and NBD Bank dated as of January 1, 1995.

10.6 (3)+     R&B, Inc. 1990  Incentive Stock Plan.

10.6.1 (3)+   Amendment No. 1 to R&B, Inc. 1990 Incentive Stock Plan.

10.6.2 (5)+   Amendment No. 2 to R&B, Inc. 1990 Incentive Stock Plan.

10.7 (4)+     R&B, Inc. 401(k) Retirement Plan and Trust.

10.7.1 (8)+   Amendment No. 1 to the R&B, Inc. 401(k) Retirement Plan and Trust.

10.8 (4)+     R&B, Inc. Employee Stock Purchase Plan.

21            Subsidiaries of the Company (filed with this report)

24            Consent of Arthur Andersen LLP (filed with this report)

27            Financial Data Schedule (filed with this report)
-------------------------
+ Management Contracts and Compensatory Plans, Contracts or Arrangements.
(1) Incorporated by reference to Form 8-K dated October 12, 1994.
(2)  Incorporated by reference to Form 8-K dated January 3, 1995.
(3) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).
(4) Incorporated by reference to the Exhibits files with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
(5) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740).
(6) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1993.

(7) Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 26, 1994. 8 Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994. 9 Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K dated January 3, 1995 and filed January 17, 1995.


        (b) Reports on Form 8-K.

        None

                                            SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      R&B, Inc.

Date: March 24, 1997                  By:   Richard N. Berman
                                           -----------------------

                                      Richard N. Berman, Chairman, President
                                      and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                Capacity                      Date

  Richard N. Berman              President, Chief Executive    March 24, 1997
   Richard N. Berman             Officer, and Chairman of the
                                 Board of Directors
                                 (principal executive officer)

 Malcolm S. Walter               Chief Financial Officer       March 24, 1997
   Malcolm S. Walter             (principal financial officer)

 Steven L. Berman                 Executive Vice President,     March 24, 1997
   Steven L. Berman               Secretary-Treasurer, and
                                  Director



 George L. Bernstein               Director                      March 24, 1997
   George L. Bernstein


 Edgar W. Levin                    Director                      March 24, 1997
   Edgar W. Levin


 John F. Creamer, Jr.              Director                      March 24, 1997
   John F. Creamer, Jr.

 Jack A. Robinson                  Director                      March 24, 1997
   Jack A. Robinson

                              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON FINANCIAL STATEMENT SCHEDULE

To R&B, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of R&B, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 26, 1997. Our audits were made for the purpose of forming an opinion on those financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   Arthur Andersen LLP

Philadelphia, PA
February 26, 1997



                                             SCHEDULE II
                                  VALUATION AND QUALIFYING ACCOUNTS
(in thousands)                                                   For the Year Ended
----------------------------------------------- -----------------------------------------------------
                                                   December 28,       December 30,     December 31,
                                                       1996               1995             1994
                                                ------------------  ---------------- ----------------

Allowance for doubtful accounts:
     Balance, beginning of period                             $653              $226             $211
     Provision                                                 519               467               59
     Charge-offs                                             (210)              (40)             (44)
----------------------------------------------- ------------------  ---------------- ----------------
     Balance, end of period                                   $962              $653             $226
=============================================== ==================  ================ ================
Allowance for customer credits:
     Balance, beginning of period                           $6,826            $3,429           $2,409
     Provision                                              26,427            20,338           12,081
     Charge-offs                                          (22,910)          (16,941)         (11,061)
----------------------------------------------- ------------------  ---------------- ----------------
     Balance, end of period                                $10,343            $6,826           $3,429
=============================================== ==================  ================ ================