Form 10-Q
period 1997-03-29
R & B INC
filed 1997-05-13
CIK 868780

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

                         For the quarterly period ended March 29, 1997

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

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 9, 1997 the Registrant had 8,026,298 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                   R & B, INC. AND SUBSIDIARIES

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                          MARCH 29, 1997


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Income:
                   Thirteen Weeks Ended March 29, 1997 and March 30, 1996 3

               Balance Sheets.......................................      4

               Statements of Cash Flows.............................      5

               Notes to Financial Statements........................      6

        Item 2.Management's Discussion and
                   Analysis of Results of Operations and
                   Financial Condition..............................      7

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................     11

        Item 6.Exhibits and Reports on Form 8-K.....................     11

        Signature     ..............................................     12

                                  PART I.  FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)



                                                              For the Thirteen Weeks Ended
                                                              -----------------------------
                                                                  March 29,      March 30,
(in thousands, except per share data)                               1997       1996
-------------------------------------------------------------------------------------------

Net Sales                                                            $33,299        $32,540
Cost of goods sold                                                    19,994         19,782
-------------------------------------------------------------------------------------------
         Gross profit                                                 13,305         12,758
Selling, general and administrative expenses                          10,692         10,583
-------------------------------------------------------------------------------------------
         Income from operations                                        2,613          2,175
Interest expense, net                                                  1,100            967
-------------------------------------------------------------------------------------------
         Income before taxes                                           1,513          1,208
Provision for taxes                                                      552            445
-------------------------------------------------------------------------------------------
         Net Income                                                 $    961          $ 763
===========================================================================================
Earnings Per Share                                                  $   0.12        $  0.10
===========================================================================================
Average Shares Outstanding                                             8,027          7,983
===========================================================================================



      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                        March 29,       December 28,
 (in thousands, except share data)                         1997              1996
--------------------------------------------------- ----------------- -----------------
                                                       (unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                  $ 3,240             $ 923
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $8,078 and $11,305       34,388            35,134
  Inventories                                                  42,407            41,652
  Deferred income taxes                                         2,748             2,748
  Prepaids and other current assets                               510               606
--------------------------------------------------- ----------------- -----------------
     Total current assets                                      83,293            81,063
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             14,355            14,567
Intangible Assets                                              30,575            30,850
Other Assets                                                    3,227             2,490
--------------------------------------------------- ----------------- -----------------
      Total                                                  $131,450          $128,970
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                           $ 6,202           $ 6,066
  Accounts payable                                              7,496             7,146
  Accrued compensation                                          2,285             2,220
  Other accrued liabilities                                     3,233             2,263
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  19,216            17,695
Long-Term Debt                                                 56,246            56,248
Deferred Income Taxes                                             858               858
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
     25,000,000 shares; issued 8,026,254 and 8,026,254             80                80
  Additional paid-in capital                                   29,943            29,943
  Retained earnings                                            25,107            24,146
    Total shareholders' equity                                 55,130            54,169
--------------------------------------------------- ----------------- -----------------
      Total                                                  $131,450          $128,970
=================================================== ================= =================

     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)


                                                                    For the Thirteen Weeks Ended
                                                               --------------------------------------
                                                                   March 29,           March 30,
(in thousands)                                                        1997                1996
-------------------------------------------------------------- ------------------ -------------------

Cash Flows from Operating Activities:
Net income                                                                $   961                $763
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                             1079                 896
   Provision for doubtful accounts                                             68                  87
   Provision for deferred income tax                                            -                  85
Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                       678              (4,934)
    Inventories                                                              (755)             (1,386)
    Prepaids and other current assets                                          95                 716
    Other assets                                                             (852)                 17
    Accounts payable                                                          350               4,711
    Other accrued liabilities                                               1,035                (184)
-------------------------------------------------------------- ------------------ -------------------
       Cash provided by operating activities                                2,659                 771
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                   (476)             (1,025)
   Business acquisitions                                                        -              (5,228)

-------------------------------------------------------------- ------------------ -------------------
      Cash used in investing activities                                      (476)             (6,253)
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Financing Activities:
   Net proceeds from revolving credit                                       1,650               8,525
   Repayment of term loans and capitalized lease obligations               (1,516)             (2,496)

-------------------------------------------------------------- ------------------ -------------------
       Cash provided by financing activities                                  134               6,029
-------------------------------------------------------------- ------------------ -------------------
Net Increase in Cash and Cash Equivalents                                   2,317                 547
Cash and Cash Equivalents, Beginning of Period                                923               1,247
-------------------------------------------------------------- ------------------ -------------------
Cash and Cash Equivalents, End of Period                                   $3,240              $1,794
============================================================== ================== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                         $  732             $   870
    Cash paid for income taxes                                             $  590             $   132


   The accompanying Notes are an integral part of these Consolidated Financial Statements.

                               R&B, INC. AND SUBSIDIARIES

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRTEEN WEEKS ENDED MARCH 29, 1997 AND MARCH 30, 1996 (UNAUDITED)



1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 29, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 1997. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 28, 1996.



2. Inventories

        Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:

                      March 29,     December 28,
(in thousands)           1997           1996
------------------- -------------- --------------
Bulk product               $20,003        $19,365
Finished product            16,651         16,907
Packaging materials          5,753          5,380
------------------- -------------- --------------
Total                      $42,407        $41,652
=================== ============== ==============


3. Intangible Assets

        Intangible assets consist of goodwill, patents and a non-compete covenant. Goodwill is amortized over a period of 40 years with patents and the non-compete covenant amortized over the specific life of each asset. At March 29, 1997, goodwill was $28.9 million, patents were $1.5 million and the non-compete covenant was $0.2 million. Amortization of these assets was $0.3 million and $0.3 in the first quarter of 1997 and 1996, respectively.

4. Earnings Per Share

        In February 1997, the Financial Accounting Standards Board issued Statement 128 (FAS 128), Earnings Per Share (EPS). This statement is effective for both interim and annual financial statements for periods ending after December 15, 1997. FAS 128 replaces primary and fully diluted EPS as required by Accounting Principles Opinion No.15 (APB 15) with basic and diluted EPS, respectively. Under the terms of this statement, basic EPS is calculated using the weighted average shares of common stock outstanding during the applicable period, and diluted EPS is calculated using the weighted average shares of common stock outstanding during the applicable period and the effects of any potentially dilutive securities such as stock options. The Company expects that basic EPS and diluted EPS will not be materially different to EPS as previously reported by the Company under APB 15.

                                   R&B, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS



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

                             Percentage of Net Sales
                          For the Thirteen Weeks Ended
                                        --------------------------------------------------
                                                March 29,                March 30,
                                                  1997                      1996
--------------------------------------- ------------------------- ------------------------
Net sales                                                  100.0%                   100.0%
Cost of goods sold                                           60.0                     60.8
--------------------------------------- ------------------------- ------------------------
Gross profit                                                 40.0                     39.2
Selling, general and administrative expenses                 32.1                     32.5
--------------------------------------- ------------------------- ------------------------
Income from operations                                        7.8                      6.7
Interest expense, net                                         3.3                      3.0
--------------------------------------- ------------------------- ------------------------
Income before taxes                                           4.5                      3.7
Provision for taxes                                           1.7                      1.4
--------------------------------------- ------------------------- ------------------------
Net income                                                   2.9%                     2.3%
======================================= ========================= ========================



Thirteen Weeks Ended March 29, 1997 Compared to
Thirteen Weeks Ended March 30, 1996


    Net sales increased to $33.3 million for the thirteen weeks ended March 29, 1997 from $32.5 million for the same period in 1996, an increase of 2.3%. This increase resulted from increased sales in all segments of our core business.

    Cost of goods sold for the thirteen weeks ended March 29, 1997 increased to $20.0 million from $19.8 million for the same period in 1996, an increase of 1.1%. As a percent of net sales, cost of goods sold for the thirteen weeks ended March 29, 1997 decreased to 60.0% from 60.8% for the thirteen weeks ended March 30, 1996. The decrease was primarily due to an improved sales mix of higher margin products.

    Selling, general and administrative expenses for the thirteen weeks ended March 29, 1997 increased to $10.7 million from $10.6 million for the thirteen weeks ended March 30, 1996, an increase of 1.0%. As a percent of net sales, selling, general and administrative expenses decreased to 32.1% from 32.5%. This decrease was the result of leveraging higher sales against a fixed expense base.

    Interest expense, net, increased to $1.1 million for the thirteen weeks ended March 29, 1997 from $1.0 million for the thirteen weeks ended March 30, 1996. This increase was the result of additional interest expense on borrowings for increased working capital requirements.

    A provision for income taxes of $0.6 million was recorded for the thirteen weeks ended March 29, 1997 and $0.4 million was recorded for the thirteen weeks ended March 30, 1996. The Company's effective tax rate was 36.5% for the thirteen weeks ended March 29, 1997 and 36.9% for the thirteen weeks ended March 30, 1996. The decrease in the effective tax rate is primarily the result of lower state taxes.

    Net income increased to $1.0 million for the thirteen weeks ended March 29, 1997 from $0.8 million for the thirteen weeks ended March 30, 1996. As a percentage of net sales, net income increased to 2.9% for the thirteen week period in 1997 from 2.3% for the same period in 1996.

Liquidity and Capital Resources

    The Company has financed its growth primarily through cash flow from its operations and borrowings under its credit facility. Working capital was $64.1 million as of March 29, 1997 and $56.4 million as of March 30, 1996. The Company believes that the cash generated from operations and borrowings available under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

    Net cash provided by operating activities was $2.7 million for the thirteen weeks ended March 29, 1997 and $0.8 million for the thirteen weeks ended March 30, 1996. These amounts represent net income plus depreciation and amortization less changes in working capital. During 1997, the most significant changes were increases in other accrued liabilities, other assets and inventories. During 1996, the most significant changes were increases in accounts receivable, accounts payable and inventories.

    Net cash used in investing activities amounted to $0.5 million and $6.3 million for the thirteen weeks ended March 29, 1997 and March 30, 1996, respectively. In 1997, additions to property, plant and equipment accounted for all of the cash used. In 1996, the acquisition of MPI and and additions to property, plant and equipment including progress payments for the addition at our Warsaw, Kentucky facility represented nearly all of the total investing activities.

    Net cash provided by financing activities amounted to $0.1 million and $6.0 million for the thirteen weeks ended March 29, 1997 and March 30, 1996, respectively. In 1997, proceeds from the Company's revolving credit facility nearly equaled the repayment of term loans and capitalized lease obligations. In 1996, cash was received from the Company's credit facility, offset somewhat by the payoff of the debt assumed with the acquisition of MPI and the continued paydown of capitalized lease obligations.

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

    In December 1996, the revolving credit portion of the facility was increased from $30.0 million to $35.0 million. Borrowings under the revolving credit portion of the facility and the 1996 Term Loan are subject to a borrowing base computation equal to 80% of qualified receivables and 50% of qualified inventories, as defined. The credit facility is secured by the stock of the
Company's subsidiaries and first priority liens on the Company's and subsidiaries assets, including accounts receivable, inventory and all other tangible or intangible property. At March 29, 1997, the Company had borrowings of $30.1 million under the term loans and $25.5 million under the revolving facility and has $9.5 million of borrowing capacity under the revolving facility.

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


                                                   R & B, INC.



Date   May 13, 1997                                \s\ Richard Berman
                                                   Richard Berman
                                                   President




Date    May 13, 1997                               \s\ Malcolm Walter
                                                   Malcolm Walter
                                                   Chief Financial Officer