Form 10-Q
period 1997-06-28
R & B INC
filed 1997-08-11
CIK 868780

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

                         For the quarterly period ended June 28, 1997

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

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 1, 1997 the Registrant had 8,026,384 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                            R & B, INC.

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                           June 28, 1997


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Income:
                   Thirteen Weeks Ended June 28, 1997 and June 29, 1996 3 Twenty-six Weeks Ended June 28, 1997 and June 29, 1996 4

               Balance Sheets.......................................      5

               Statements of Cash Flows.............................      6

               Notes to Financial Statements........................      7

        Item 2.Management's Discussion and
                   Analysis of Financial Condition and
                   Results of Operations............................      8

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................     12

        Item 6.Exhibits and Reports on Form 8-K.....................     12

        Signature     ..............................................     13

                                  PART I.  FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)



                                                              For the Thirteen Weeks Ended
                                                              -----------------------------
                                                                   June 28,       June 29,
(in thousands, except per share data)                               1997       1996
-------------------------------------------------------------------------------------------

Net Sales                                                            $40,959        $39,678
Cost of goods sold                                                    25,045         24,510
-------------------------------------------------------------------------------------------
         Gross profit                                                 15,914         15,168
Selling, general and administrative expenses                          11,310         11,125
-------------------------------------------------------------------------------------------
         Income from operations                                        4,604          4,043
Interest expense, net                                                  1,055          1,023
-------------------------------------------------------------------------------------------
         Income before taxes                                           3,549          3,020
Provision for taxes                                                    1,296          1,098
-------------------------------------------------------------------------------------------
         Net Income                                                  $ 2,253        $ 1,922
===========================================================================================
Earnings Per Share                                                   $  0.28        $  0.24
===========================================================================================
Average Shares Outstanding                                             8,026          7,983
===========================================================================================



      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)




                                                              For the Twenty-six Weeks Ended
                                                              -----------------------------
                                                                   June 28,       June 29,
(in thousands, except per share data)                               1997       1996
-------------------------------------------------------------------------------------------

Net Sales                                                            $74,258        $72,218
Cost of goods sold                                                    45,039         44,292
-------------------------------------------------------------------------------------------
         Gross profit                                                 29,219         27,926
Selling, general and administrative expenses                          22,002         21,708
-------------------------------------------------------------------------------------------
         Income from operations                                        7,217          6,218
Interest expense, net                                                  2,155          1,990
-------------------------------------------------------------------------------------------
         Income before taxes                                           5,062          4,228
Provision for taxes                                                    1,848          1,543
-------------------------------------------------------------------------------------------
         Net Income                                                  $ 3,214        $ 2,685
===========================================================================================
Earnings Per Share                                                   $  0.40        $  0.34
===========================================================================================
Average Shares Outstanding                                             8,026          7,983
===========================================================================================



      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                        June 28,        December 28,
 (in thousands, except share data)                         1997              1996
--------------------------------------------------- ----------------- -----------------
                                                      (unaudited)
Assets
Current Assets:

   Cash and cash equivalents                                 $  1,932             $ 923
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $9,400 and $11,305       36,806            35,134
  Inventories                                                  37,808            41,652
  Deferred income taxes                                         2,748             2,748
  Prepaids and other current assets                               439               606
--------------------------------------------------- ----------------- -----------------
     Total current assets                                      79,733            81,063
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             15,024            14,567
Intangible Assets                                              30,298            30,850
Other Assets                                                    2,486             2,490
--------------------------------------------------- ----------------- -----------------
      Total                                                  $127,541          $128,970
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                           $ 6,338           $ 6,066
  Accounts payable                                              8,319             7,146
  Accrued compensation                                          2,535             2,220
  Other accrued liabilities                                     3,012             2,263
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  20,204            17,695
Long-Term Debt                                                 49,095            56,248
Deferred Income Taxes                                             858               858
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
     25,000,000 shares; issued 8,026,364 and 8,026,254             80                80
  Additional paid-in capital                                   29,944            29,943
  Retained earnings                                            27,360            24,146
    Total shareholders' equity                                 57,384            54,169
--------------------------------------------------- ----------------- -----------------
      Total                                                  $127,541          $128,970
=================================================== ================= =================

     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)


                                                                   For the Twenty-six Weeks Ended
                                                               --------------------------------------
                                                                    June 28,           June 29,
(in thousands)                                                        1997                1996
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Operating Activities:
Net income                                                                 $3,214              $2,685
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                            2,196               2,044
   Provision for doubtful accounts                                            183                  87
   Provision for deferred income tax                                            -                  85
Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                    (1,855)             (8,834)
    Inventories                                                             3,844              (3,613)
    Prepaids and other current assets                                         167                 846
    Other assets                                                             (226)                 38
    Accounts payable                                                        1,173               5,069
    Other accrued liabilities                                               1,064                 797
-------------------------------------------------------------- ------------------ -------------------
       Cash provided by (used in) operating activities                      9,760                (796)
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                 (1,871)             (2,739)
   Business acquisitions                                                        -              (5,228)
-------------------------------------------------------------- ------------------ -------------------
      Cash used in investing activities                                    (1,871)             (7,967)
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Financing Activities:
  ACTIVITIES:  a
   Net (repayments of) proceeds from revolving credit                      (3,850)                875
   Proceeds from term loans                                                     -              12,000

   Repayment of term loans and capitalized lease obligations               (3,031)             (3,662)
   Proceeds from common stock issuances                                         1                  14
-------------------------------------------------------------- ------------------ -------------------
       Cash (used in) provided by financing activities                     (6,880)              9,227
-------------------------------------------------------------- ------------------ -------------------
Net Increase in Cash and Cash Equivalents                                   1,009                 464
Cash and Cash Equivalents, Beginning of Period                                923               1,247
-------------------------------------------------------------- ------------------ -------------------
Cash and Cash Equivalents, End of Period                                   $1,932              $1,711
============================================================== ================== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                         $1,971              $1,446
    Cash paid for income taxes                                             $1,290                $863
     The accompanying Notes are an integral part of these Consolidated Financial
Statements.

                                   R&B, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 1997 AND JUNE 29, 1996
                                         (UNAUDITED)



1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 28, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 1997. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 28, 1996.



2. Inventories

        Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:

                       June 28,     December 28,
(in thousands)           1997           1996
------------------- -------------- --------------
Bulk product               $19,454        $19,365
Finished product            13,048         16,907
Packaging materials          5,306          5,380
------------------- -------------- --------------
Total                      $37,808        $41,652
=================== ============== ==============


3. Intangible Assets

        Intangible assets consist of goodwill, patents and a non-compete covenant. Goodwill is amortized over a period of 40 years with patents and the non-compete covenant amortized over the specific life of each asset. At June 28, 1997, goodwill was $28.7 million, patents were $1.4 million and the non-compete covenant was $0.2 million. Amortization of these assets was $0.6 million and $0.6 million in the twenty-six weeks of 1997 and 1996, respectively.

4. Net Income Per Common Share

        In February 1997, the Financial Accounting Standards Board issued Statement 128 (FAS 128), Earnings Per Share (EPS). This statement is effective for both interim and annual financial statements for periods ending after December 15, 1997. FAS 128 replaces primary and fully diluted EPS as required by Accounting Principles Opinion No 15 (APB 15) with basic and diluted EPS, respectively. Under the terms of this statement, basic EPS is calculated using the weighted average shares of common stock outstanding during the applicable period, and diluted EPS is calculated using the weighted average shares of common stock outstanding during the applicable period and the effects of any potentially dilutive securities such as stock options. The Company expects that basic EPS and diluted EPS will not be materially different to EPS as previously reported by the Company under APB 15.

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

                                               Percentage of Net Sales
                        ---------------------------------------------------------------------
                           For the Thirteen Weeks Ended     For the Twenty-six Weeks Ended
                        --------------------------------- -----------------------------------
                           June 28,          June 29,         June 28,          June 29,
                             1997              1996             1997              1996
----------------------- ---------------  ---------------- ---------------- ------------------
Net sales                        100.0%            100.0%           100.0%             100.0%
Cost of goods sold                 61.1              61.8             60.7               61.3
----------------------- ---------------  ---------------- ---------------- ------------------
Gross profit                       38.9              38.2             39.3               38.7
Selling, general and
 administrative expenses           27.6              28.0             29.6               30.1
----------------------- ---------------  ---------------- ---------------- ------------------
Income from operations             11.3              10.2              9.7                8.6
Interest expense, net               2.6               2.6              2.9                2.8
----------------------- ---------------  ---------------- ---------------- ------------------
Income before taxes                 8.7               7.6              6.8                5.8
Provision for taxes                 3.2               2.8              2.5                2.1
----------------------- ---------------  ---------------- ---------------- ------------------
Net income                          5.5%             4.8%             4.3%               3.7%
======================= ===============  ================ ================ ==================


Thirteen Weeks Ended June 28, 1997 Compared to
Thirteen Weeks Ended June 29, 1996

    Net sales increased to $41.0 million for the thirteen weeks ended June 28, 1997 from $39.7 million for the same period in 1996, an increase of 3.2%. This increase resulted primarily from increased sales in the retail segment of our core business.

    Cost of goods sold for the thirteen weeks ended June 28, 1997 increased to $25.0 million from $24.5 million for the same period in 1996, an increase of 2.2%. As a percent of net sales, cost of goods sold for the thirteen weeks ended June 28, 1997 decreased to 61.1% from 61.8% for the same period in 1996. This decrease was the result of improved efficiency in the packaging of the Company's products.

    Selling, general and administrative expenses for the thirteen weeks ended June 28, 1997 increased to $11.3 million from $11.1 million for the thirteen weeks ended June 29, 1996, an increase of 1.7%. As a percent of net sales, selling, general and administrative expenses for the thirteen weeks ended June 28, 1997 decreased to 27.6% from 28.0% for the same period in 1996. This decrease was the result of leveraging higher sales against a fixed expense base.

    Interest expense, net, increased to $1.1 million for the thirteen weeks ended June 28, 1997 from $1.0 million for the thirteen weeks ended June 29, 1996. This increase was the result of additional interest expense on borrowings for increased working capital requirements.

    A provision for income taxes of $1.3 million was recorded for the thirteen weeks ended June 28, 1997 and $1.1 million was recorded for the thirteen weeks ended June 29, 1996. The Company's effective tax rate remained essentially unchanged at 36.5% for the thirteen weeks ended June 28, 1997 and 36.4% for the thirteen weeks ended June 29, 1996.

    Net income increased to $2.3 million for the thirteen weeks ended June 28, 1997 from $1.9 million for the thirteen weeks ended June 29, 1996, an increase of 17.2%. As a percentage of net sales, net income increased to 5.5% for the thirteen week period in 1997 from 4.8% for the same period in 1996.

Twenty-six Weeks Ended June 28, 1997 Compared to
Twenty-six Weeks Ended June 29, 1996

    Net sales increased to $74.3 million for the twenty-six weeks ended June 28, 1997 from $72.2 million for the same period in 1996, an increase of 2.8%. This increase resulted primarily from increased sales in the retail segment of the Company's business.

    Cost of goods sold for the twenty-six weeks ended June 28, 1997 increased to $45.0 million from $44.3 million for the same period in 1996, an increase of 1.7%. As a percent of net sales, cost of goods sold for the twenty-six weeks ended June 28, 1997 decreased to 60.7% from 61.3% for the same period in 1996. The decrease was primarily the result of improved efficiency in the packaging of the Company's products.

    Selling, general and administrative expenses for the twenty-six weeks ended June 28, 1997 increased to $22.0 million from $21.7 million for the twenty-six weeks ended June 29, 1996, an increase of 1.4%. As a percent of net sales, selling, general and administrative expenses for the twenty-six weeks ended June 28, 1997 decreased to 29.6% from 30.1% for the same period in 1996. This decrease was the result of leveraging higher sales against a fixed expense base.

    Interest expense, net, increased to $2.2 million for the twenty-six weeks ended June 28, 1997 from $2.0 million for the twenty-six weeks ended June 29, 1996. This increase was the result of additional interest expense on borrowings for increased working capital requirements.

    A provision for income taxes of $1.8 million was recorded for the twenty-six weeks ended June 28, 1997 and $1.5 million was recorded for the twenty-six weeks ended June 29, 1996. The Company's effective tax rate was 36.5% for the twenty-six weeks ended June 28, 1997 and June 29, 1996.

    Net income increased to $3.2 million for the twenty-six weeks ended June 28, 1997 from $2.7 million for the twenty-six weeks ended June 29, 1996. As a percentage of net sales, net income increased to 4.3% for the twenty-six week period in 1996 from 3.7% for the same period in 1996.

Liquidity and Capital Resources

    The Company has financed its growth primarily through cash flow from its operations and borrowings under its credit facility. Working capital was $59.5 million as of June 28, 1997 and $58.4 million as of June 29, 1996. The Company believes that the cash generated from operations and borrowings available under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

    Net cash provided by operating activities was $9.8 million for the twenty-six weeks ended June 28, 1997. Net cash used in operating activities was $0.8 million for the twenty-six weeks ended June 29, 1996. These amounts represent net income plus depreciation and amortization less changes in working capital. During 1997, the most significant changes were increases in accounts receivable, accounts payable and other accrued liabilities offset somewhat by a decrease in inventories. During 1996, the most significant changes were increases in accounts receivable, accounts payable, and inventories.

    Net cash used in investing activities amounted to $1.9 million for the twenty-six weeks ended June 28, 1997 and $8.0 million for the twenty-six weeks ended June 29, 1996. In 1997, the additions to property, plant and equipment accounted for all of the cash used in investing activities. In 1996, the acquisition of MPI and additions to property, plant and equipment including progress payments for the addition at our Warsaw, Kentucky facility represented nearly all of the total investing activities.

    Net cash used in financing activities amounted to $6.9 million for the twenty-six weeks ended June 28, 1997 and net cash provided by financing activities amounted to $9.2 million for the twenty-six weeks ended June 29, 1996. In 1997, cash was used to paydown a portion of the revolving credit facility and the continued paydown of term debt and capitalized lease obligations. In 1996, cash was received from the Company's credit facility and a new term loan, offset somewhat by the payoff of the debt assumed with the acquisition of MPI and the continued pay down of term debt and capitalized lease obligations.

    The Acquisition of MPI. In 1996 MPI was acquired with the payment of cash consideration in the amount of approximately $5.2 million and the assumption of certain liabilities, including approximately $2.3 million in the assumption of bank debt.

    Commercial Borrowings. The Company's credit facility is $60.0 million from a syndicate of commercial banks comprised of CoreStates Bank, N.A. (agent), The Fifth Third Bank N.A. and First Chicago NBD Corporation (formerly NBD Bank). The credit facility consists of a term portion of $25.0 million (1995 Term Loan), a revolving credit portion of $30.0 million, and a letter of credit portion of $5.0 million used to secure the Bonds. The term portion of the facility bears interest at a floating rate equal, at the Company's option, to Libor plus 110 basis points, or CoreStates Bank, N.A.'s prime rate, has a seven-year term and requires graduated amortization payments in the amount of $3.0 million in 1997 increasing by $0.5 million each year thereafter with a final payment of $6.0 million in 2001. The revolving credit portion bears interest at a floating rate equal, at the Company's option, to Libor plus 85 basis points, or CoreStates Bank, N.A.'s prime rate, and expires January 15, 1998. In April 1996, the Company amended its credit facility to include a new $12.0 million term loan (1996 Term Loan) with interest at a floating rate equal, at the Company's option to Libor plus 150 basis points, or the bank's prime rate. The loan has a five year term and is payable in equal monthly principal payments of $200,000.

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

    In December 1996, the revolving credit portion of the facility was increased from $30.0 million to $35.0 million. Borrowings under the revolving credit portion of the facility and the 1996 Term Loan are subject to a borrowing base computation equal to 80% of qualified receivables and 50% of qualified inventories, as defined. The credit facility is secured by the stock of the
Company's subsidiaries and first priority liens on the Company's and subsidiaries assets, including accounts receivable, inventory and all other tangible or intangible property. At June 28, 1997, the Company had borrowings of $28.7 million under the term loans and $20.0 million under the revolving facility and has $13.0 million of borrowing capacity under the revolving facility.

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

Cautionary Statement Regarding Forward Looking Statements

    Certain statements periodically made by or on behalf of the Company and certain statements contained herein including statements in Management's Discussion and Analysis of Financial Condition and Results of Operation and certain other statements contained herein regarding matters that are not historical fact are forward looking statements (as such term is defined in the Securities Act of 1933), and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that cause actual results to differ materially include but are not limited to and those factors discussed in "Business - Investment Considerations" included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996.

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


                                                   R & B, INC.



Date   August 1, 1997                              Richard Berman
                                                   Richard Berman
                                                   President




Date    August 1, 1997                             Malcolm Walter
                                                   Malcolm Walter
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer