Form 10-Q
period 1997-09-27
R & B INC
filed 1997-11-12
CIK 868780

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

                       For the quarterly period ended September 27, 1997

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

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 10, 1997 the Registrant had 8,065,761 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                            R & B, INC.

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                        September 27, 1997


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Income:
                 Thirteen Weeks Ended September 27, 1997 and
                   September 28, 1996                                     3
                 Thirty-nine  Weeks Ended  September  27, 1997 and
                   September 28, 1996                                     4

               Balance Sheets.......................................      5

               Statements of Cash Flows.............................      6

               Notes to Financial Statements........................      7

        Item 2.Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations.............................      9

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................     14

        Item 6.Exhibits and Reports on Form 8-K.....................     14

        Signature     ..............................................     15

                                  PART I.  FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)



                                                              For the Thirteen Weeks Ended
                                                              -----------------------------
                                                              September 27,  September 28,
(in thousands, except per share data)                              1997        1996
-------------------------------------------------------------------------------------------

Net Sales                                                            $40,817        $38,529
Cost of goods sold                                                    24,669         23,416
-------------------------------------------------------------------------------------------
         Gross profit                                                 16,148         15,113
Selling, general and administrative expenses                          11,525         10,842
-------------------------------------------------------------------------------------------
         Income from operations                                        4,623          4,271
Interest expense, net                                                    974          1,095
-------------------------------------------------------------------------------------------
         Income before taxes                                           3,649          3,176
Provision for taxes                                                    1,319          1,169
-------------------------------------------------------------------------------------------
         Net Income                                                  $ 2,330        $ 2,007
===========================================================================================
Earnings Per Share                                                  $   0.29        $  0.25
===========================================================================================
Average Shares Outstanding                                             8,031          7,997
===========================================================================================



      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)




                                                              For the Thirty-nine Weeks Ended
                                                              -----------------------------
                                                              September 27,  September 28,
(in thousands, except per share data)                               1997       1996
-------------------------------------------------------------------------------------------

Net Sales                                                           $115,075       $110,747
Cost of goods sold                                                    69,708         67,708
-------------------------------------------------------------------------------------------
         Gross profit                                                 45,367         43,039
Selling, general and administrative expenses                          33,527         32,550
-------------------------------------------------------------------------------------------
         Income from operations                                       11,840         10,489
Interest expense, net                                                  3,129          3,085
-------------------------------------------------------------------------------------------
         Income before taxes                                           8,711          7,404
Provision for taxes                                                    3,167          2,712
-------------------------------------------------------------------------------------------
         Net Income                                                  $ 5,544        $ 4,692
===========================================================================================
Earnings Per Share                                                  $   0.69        $  0.59
===========================================================================================
Average Shares Outstanding                                             8,028          7,988
===========================================================================================



      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                      September 27,     December 28,
 (in thousands, except share data)                         1997              1996
--------------------------------------------------- ----------------- -----------------
                                                       (unaudited)

Assets
Current Assets:
   Cash and cash equivalents                                    $ 208             $ 923
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $10,414 and $11,305      41,548            35,134
  Inventories                                                  39,201            41,652
  Deferred income taxes                                         2,748             2,748
  Prepaids and other current assets                               461               606
--------------------------------------------------- ----------------- -----------------
     Total current assets                                      84,166            81,063
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             15,748            14,567
Intangible Assets                                              30,023            30,850
Other Assets                                                    2,409             2,490
--------------------------------------------------- ----------------- -----------------
      Total                                                  $132,346          $128,970
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                           $ 6,475           $ 6,066
  Accounts payable                                             10,996             7,146
  Accrued compensation                                          2,786             2,220
  Other accrued liabilities                                     3,363             2,263
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  23,620            17,695
Long-Term Debt                                                 47,876            56,248
Deferred Income Taxes                                             858               858
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
     25,000,000 shares; issued 8,065,761 and 8,026,254             81                80
  Additional paid-in capital                                   30,221            29,943
  Retained earnings                                            29,690            24,146
    Total shareholders' equity                                 59,992            54,169
--------------------------------------------------- ----------------- -----------------
      Total                                                  $132,346          $128,970
=================================================== ================= =================

     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)


                                                                  For the Thirty-nine Weeks Ended
                                                               --------------------------------------
                                                                 September 27,       September 28,
(in thousands)                                                        1997                1996
-------------------------------------------------------------- ------------------ -------------------

Cash Flows from Operating Activities:
Net income                                                                 $5,544              $4,692
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                            3,316               2,988
   Provision for doubtful accounts                                            298                  87
   Provision for deferred income tax                                            -                  85
Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                    (6,712)             (9,948)
    Inventories                                                             2,451              (4,692)
    Prepaids and other current assets                                         145               1,257
    Other assets                                                             (268)                 16
    Accounts payable                                                        3,850               3,776
    Other accrued liabilities                                               1,666               1,192
-------------------------------------------------------------- ------------------ -------------------
       Cash provided by (used in) operating activities                     10,290                (547)
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                 (3,321)             (3,693)
   Business acquisitions                                                        -              (5,228)
-------------------------------------------------------------- ------------------ -------------------
      Cash used in investing activities                                    (3,321)             (8,921)
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Financing Activities:
   Net (repayments of) proceeds from revolving credit                      (3,450)              2,925
   Proceeds from term loans                                                     -              12,000
   Repayment of term loans and capitalized lease obligations               (4,513)             (5,038)
   Proceeds from common stock issuances                                       279                 279
-------------------------------------------------------------- ------------------ -------------------
       Cash (used in) provided by financing activities                     (7,684)             10,166
-------------------------------------------------------------- ------------------ -------------------
Net Increase (Decrease) in Cash and Cash Equivalents                         (715)                698
Cash and Cash Equivalents, Beginning of Period                                923               1,247
-------------------------------------------------------------- ------------------ -------------------
Cash and Cash Equivalents, End of Period                                    $ 208              $1,945
============================================================== ================== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                         $2,866              $2,762
    Cash paid for income taxes                                             $2,265              $1,513


     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                   R&B, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
                                         (UNAUDITED)



1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 27, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 1997. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 28, 1996.



2. Inventories

        Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                     September 27,   December 28,
(in thousands)           1997            1996
------------------- --------------- ---------------
Bulk product                $20,939         $19,365
Finished product             13,291          16,907
Packaging materials           4,971           5,380
------------------- --------------- ---------------
Total                       $39,201         $41,652
=================== =============== ===============


3. Intangible Assets

        Intangible assets consist of goodwill, patents and a non-compete covenant. Goodwill is amortized over a period of 40 years with patents and the non-compete covenant amortized over the specific life of each asset. At September 27, 1997, goodwill was $28.4 million, patents were $1.4 million and the non-compete covenant was $0.2 million. Amortization of these assets was $0.8 million and $0.8 million in the thirty-nine weeks of 1997 and 1996, respectively.

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

5. Subsequent Events

        On October 20, 1997, the Company announced that it had signed a letter of intent to acquire selective assets of the Service Line Division ("Champ") of Standard Motor Products, Inc. for approximately net asset value less a reserve for certain costs and contingencies. Headquartered in Edwardsville, Kansas, the Service Line Division includes the Champ Service Line, APS service Line and Pik-A-Nut. Champ has annual sales of approximately $40 million. The transaction is expect to close on June 30, 1998, and is subject to certain pre-closing conditions and post-closing adjustments. The transaction is expected to be non-dilutive.

            On November 3, 1997 the Company announced that it had signed a letter of intent to acquire Scan-Tech USA/Sweden AB and related assets("Scan-Tech")for $1 million in cash, 350,000 shares of the Company's common stock and the assumption of approximately $1 million in bank debt. The transfer of common stock is contingent on several factors including future financial performance of Scan-Tech and continued involvement by existing management. Headquartered in Stockholm, Sweden, Scan-Tech is a privately held company which distributes replacement automotive parts, primarily Volvo and Saab, throughout Europe, Russia, the Middle East and the Far East. Scan-Tech has annual net sales of approximately $10 million. The transaction is expected to be completed in January 1998, and is subject to certain pre-closing conditions and post-closing adjustments. The transaction is expected to be non-dilutive.

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

                                               Percentage of Net Sales
                        ---------------------------------------------------------------------
                           For the Thirteen Weeks Ended     For the Thirty-nine Weeks Ended
                        --------------------------------- -----------------------------------
                         September 27,    September 28,    September 27,     September 28,
                             1997              1996             1997              1996
----------------------- ---------------  ---------------- ---------------- ------------------
Net sales                        100.0%            100.0%           100.0%             100.0%
Cost of goods sold                 60.4              60.8             60.6               61.1
----------------------- ---------------  ---------------- ---------------- ------------------
Gross profit                       39.6              39.2             39.4               38.9
Selling, general and
 administrative expenses           28.3              28.2             29.1               29.4
----------------------- ---------------  ---------------- ---------------- ------------------
Income from operations             11.3              11.0             10.3                9.5
Interest expense, net               2.4               2.8              2.7                2.8
----------------------- ---------------  ---------------- ---------------- ------------------
Income before taxes                 8.9               8.2              7.6                6.7
Provision for taxes                 3.2               3.0              2.8                2.5
----------------------- ---------------  ---------------- ---------------- ------------------
Net income                          5.7%             5.2%             4.8%               4.2%
======================= ===============  ================ ================ ==================


Thirteen Weeks Ended September 27, 1997 Compared to Thirteen Weeks Ended September 28, 1996

    Net sales increased to $40.8 million for the thirteen weeks ended September 27, 1997 from $38.5 million for the same period in 1996, an increase of 5.9%. This increase resulted primarily from increased sales in the retail segment of our core business and increased sales at our MPI subsidiary.

    Cost of goods sold for the thirteen weeks ended September 27, 1997 increased to $24.7 million from $23.4 million for the same period in 1996, an increase of 5.4%. As a percent of net sales, cost of goods sold for the thirteen weeks ended September 27, 1997 decreased to 60.4% from 60.8% for the same period in 1996. This decrease was the result of improved efficiency in the packaging of the Company's products and improved sourcing.

    Selling, general and administrative expenses for the thirteen weeks ended September 27, 1997 increased to $11.5 million from $10.3 million for the thirteen weeks ended September 28, 1996, an increase of 6.3%. As a percent of net sales, selling, general and administrative expenses for the thirteen weeks ended September 27, 1997 increased slightly to 28.3% from 28.2% for the same period in 1996.

    Interest expense, net, decreased to $1.0 million for the thirteen weeks ended September 27, 1997 from $1.1 million for the thirteen weeks ended September 28, 1996. This decrease was the result of reduced borrowings due to debt repayments during the second and third quarters of 1997.

    A provision for income taxes of $1.3 million was recorded for the thirteen weeks ended September 27, 1997 and $1.2 million was recorded for the thirteen weeks ended September 28, 1996. The Company's effective tax rate decreased to 36.1% for the thirteen weeks ended September 27, 1997 from 36.8% for the thirteen weeks ended September 28, 1996 due to reductions in state tax rates.

    Net income increased to $2.3 million for the thirteen weeks ended September 27, 1997 from $2.0 million for the thirteen weeks ended September 28, 1996, an increase of 16.1%. As a percentage of net sales, net income increased to 5.7% for the thirteen week period in 1997 from 5.2% for the same period in 1996.

Thirty-nine Weeks Ended September 27, 1997 Compared to Thirty-nine Weeks Ended
 September 28, 1996

    Net sales increased to $115.1 million for the thirty-nine weeks ended September 27, 1997 from $110.7 million for the same period in 1996, an increase of 3.9%. This increase resulted primarily from increased sales in the retail segment of the Company's business.

    Cost of goods sold for the thirty-nine weeks ended September 27, 1997 increased to $69.7 million from $67.7 million for the same period in 1996, an increase of 3.0%. As a percent of net sales, cost of goods sold for the thirty-nine weeks ended September 27, 1997 decreased to 60.6% from 61.1% for the same period in 1996. The decrease was primarily the result of improved efficiency in the packaging of the Company's products.

    Selling, general and administrative expenses for the thirty-nine weeks ended September 27, 1997 increased to $33.5 million from $32.6 million for the thirty-nine weeks ended September 28, 1996, an increase of 3.0%. As a percent of net sales, selling, general and administrative expenses for the thirty-nine weeks ended September 27, 1997 decreased to 29.1% from 29.4% for the same period in 1996. This decrease was the result of leveraging higher sales against a fixed expense base.

    Interest expense, net, remained constant at $3.1 million for the thirty-nine weeks ended September 27, 1997 and September 28, 1996.

    A provision for income taxes of $3.2 million was recorded for the thirty-nine weeks ended September 27, 1997 and $2.7 million was recorded for the thirty-nine weeks ended September 28, 1996. The Company's effective tax rate was 36.4% for the thirty-nine weeks ended September 27, 1997 and 36.6% for the same period in 1996.

    Net income increased to $5.5 million for the thirty-nine weeks ended September 27, 1997 from $4.7 million for the thirty-nine weeks ended September 28, 1996. As a percentage of net sales, net income increased to 4.8% for the thirty-nine week period in 1996 from 4.2% for the same period in 1996.

Liquidity and Capital Resources

    The Company has financed its growth primarily through cash flow from its operations and borrowings under its credit facility. Working capital was $60.5 million as of September 27, 1997 and $61.3 million as of September 28, 1996. The Company believes that the cash generated from operations and borrowings available under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

    Net cash provided by operating activities was $10.3 million for the thirty-nine weeks ended September 27, 1997. Net cash used in operating activities was $0.5 million for the thirty-nine weeks ended September 28, 1996. These amounts represent net income plus depreciation and amortization less changes in working capital. During 1997, the most significant changes were increases in accounts receivable, accounts payable and other accrued liabilities offset somewhat by a decrease in inventories. During 1996, the most significant changes were increases in accounts receivable, inventories and accounts payable.

    Net cash used in investing activities amounted to $3.3 million for the thirty-nine weeks ended September 27, 1997 and $8.9 million for the thirty-nine weeks ended September 28, 1996. In 1997, the additions to property, plant and equipment accounted for all of the cash used in investing activities. In 1996, the acquisition of MPI and additions to property, plant and equipment including progress payments for the addition at our Warsaw, Kentucky facility represented nearly all of the total investing activities.

    Net cash used in financing activities amounted to $7.7 million for the thirty-nine weeks ended September 27, 1997 and net cash provided by financing activities amounted to $10.2 million for the thirty-nine weeks ended September 28, 1996. In 1997, cash was used to paydown a portion of the revolving credit facility and the continued paydown of term debt and capitalized lease obligations. In 1996, cash was received from the Company's credit facility and a new term loan, offset somewhat by the payoff of the debt assumed with the acquisition of MPI and the continued pay down of term debt and capitalized lease obligations.

    The Acquisition of MPI. In 1996 MPI was acquired with the payment of cash consideration in the amount of approximately $5.2 million and the assumption of certain liabilities, including approximately $2.3 million in the assumption of bank debt.

    Commercial Borrowings. The Company's credit facility is $60.0 million from a syndicate of commercial banks comprised of CoreStates Bank, N.A. (agent), The Fifth Third Bank N.A. and National City Bank of Pennsylvania. The credit facility consists of a term portion of $25.0 million (1995 Term Loan), a revolving credit portion of $30.0 million, and a letter of credit portion of $5.0 million used to secure the Bonds. The term portion of the facility bears interest at a floating rate equal, at the Company's option, to Libor plus 110 basis points, or CoreStates Bank, N.A.'s prime rate, has a seven-year term and requires graduated amortization payments in the amount of $3.0 million in 1997 increasing by $0.5 million each year thereafter with a final payment of $6.0 million in 2001. The revolving credit portion bears interest at a floating rate equal, at the Company's option, to Libor plus 85 basis points, or CoreStates Bank, N.A.'s prime rate, and expires January 15, 1999. In April 1996, the Company amended its credit facility to include a new $12.0 million term loan (1996 Term Loan) with interest at a floating rate equal, at the Company's option to Libor plus 150 basis points, or the bank's prime rate. The loan has a five year term and is payable in equal monthly principal payments of $200,000.

    In May 1996, the Company entered into an interest rate swap agreement with the agent bank of the syndicate of commercial banks providing the Company's credit facility. The swap agreement has the effect of fixing the interest rate on $8.2 million of term debt to 7.32% from a floating rate of Libor plus 1.1%. The Company is exposed to credit loss in the event of nonperformance under the interest rate swap agreement by the agent bank, however, such nonperformance is not anticipated.

    In December 1996, the revolving credit portion of the facility was increased from $30.0 million to $35.0 million. Borrowings under the revolving credit portion of the facility and the 1996 Term Loan are subject to a borrowing base computation equal to 80% of qualified receivables and 50% of qualified inventories, as defined. The credit facility is secured by the stock of the
Company's subsidiaries and first priority liens on the Company's and subsidiaries assets, including accounts receivable, inventory and all other tangible or intangible property. At September 27, 1997, the Company had borrowings of $27.4 million under the term loans and $20.4 million under the revolving facility and has $12.5 million of borrowing capacity under the revolving facility.

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


                                                   R & B, INC.



Date   November 12, 1997                           Richard Berman
                                                   Richard Berman
                                                   President




Date    November 12, 1997                          Malcolm Walter
                                                   Malcolm Walter
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer