Form 10-K
period 1997-12-27
R & B INC
filed 1998-03-27
CIK 868780

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

                          For the fiscal year ended December 27, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 20, 1998 the Registrant had 8,068,002 common shares, $.01 par value,
outstanding,   and  the   aggregate   market  value  of  voting  stock  held  by
non-affiliates of the Registrant was $43,081,005.

                               DOCUMENTS INCORPORATED BY REFERENCE

PART III - Certain information from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 14, 1998.

--------------------------------------------------------------------------------

                                            R & B, INC.

                                INDEX TO ANNUAL REPORT ON FORM 10-K
                                         DECEMBER 27, 1997

                                              Part I
                                                                            Page
Item 1.  Business. . . . . . . . . . . . . . . . . . . . . .  . . . . . . . .  3
               General. . . . . . . . .. . . . . . . . . . . . . . . . . . .   3
               The Scan-Tech Transaction  . . . . . . . . . . . . . . . . . .  3
               The Automotive Aftermarket. . . . . . . . . . . . . . . . .. .  3
               Products. . . .  . . . . . . . . . . . . . . . . . . . . . . .  4
               Product Development. . . . . . . . . . . . . . . . . . . . . .  5
               Sales and Marketing. . . . . . . . . . . . . . . . . . . . . .  6
               Manufacturing. . . . . . . . . . . . . . . . . . . . . . . . .  7
               Packaging, Inventory and Shipping. . . . . . . . . . . . . . .  7
               Competition. . . . . . . . . . . . . . . . . . . . . . . . . .  8
               Proprietary Rights. . . . . . . . . . . . . . . . . . . . . .   8
               Employees. . . . . . . . . . . . . . . . . . . . . . . . . . .  8
               Scan-Tech. . . . . . . . . . . . . . . . . . . . . . . . . . .  8
               Investment Considerations. . . . . . . . . . . . . . . . . . .  8

Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .11
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . .12
Item 4.1 Certain Executive Officers of the Registrant. . . . . . . . . . . . .12

                                              Part II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters14
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . . 14
Item 7.  Management's Discussion and Analysis of Results of Operations and
          Financial Condition.. . . . . . . . . . . . . . . . . . . .  . . .  15
Item 8.  Consolidated Financial Statements and Supplementary Data. . .. . .   20
Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.. . . . . . . . . . . . . . . . . . . . . . .  36

                                             Part III

Item 10.  Directors and Executive Officers of the Registrant. . . . . . . .   36
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . .   36
Item 12.  Security Ownership of Certain Beneficial Owners and Management. .   36
Item 13.  Certain Relationships and Related Transactions. . . . . . . . . .   37

                                              Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. .  37
               Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .  40
               Report of Independent Public Accountants on Financial
                Statement Schedule. .. . . . . . . . . . . . . . . . . . . .  41
               Financial Statement Schedule. . . . . . . . . . . . . . . . .  42

                                              PART I

Item 1. Business.

General

        R&B, Inc. was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, "R&B" or the "Company" refers to R&B, Inc. and its subsidiaries.

        The Company is a leading supplier of "hard-to-find" parts and fasteners for the automotive aftermarket, a market segment which it helped to establish. The Company designs, packages and markets over 30,000 different automotive replacement parts and fasteners manufactured to its specifications, with approximately half consisting of "hard-to-find" parts and fasteners. "Hard-to-find" parts are those which were traditionally available to consumers only from original equipment manufacturers or junk yards and include, among other parts, window handles, headlamp aiming screws, power steering filler caps, pedal pads and carburetor pre-heater hoses. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 78% of the Company's products are sold under its brand names and the remainder are sold for resale under customers' private labels, other brands or in bulk. The Company's products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, The Pep Boys and Western Auto), national, regional and local warehouse distributors (such as Auto Value, Carquest and NAPA) and parts and automobile manufacturers or dealers for resale under their own private labels (such as Moog and Raybestos).

The Scan-Tech Transaction

        Effective as of January 1, 1998, the Company completed its acquisition of all of the outstanding stock of Scan-Tech USA/Sweden, A.B. and Scan-Tech USA, Ltd. and related tooling assets (collectively "Scan-Tech") pursuant to Stock and Asset Purchase Agreements dated as of January 1, 1998. Scan-Tech, headquartered in Stockholm, Sweden, distributes automotive replacement parts, primarily Saab and Volvo, throughout Europe, the Middle East, the Far East and North America. The Company acquired all of the operations of Scan-Tech and intends to continue the operations in substantially the same form.

The Automotive Aftermarket

        The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for sales of approximately $67 billion in 1996, and parts for heavy duty trucks, which ac counted for sales of approximately $26.5 billion in 1996. The Company currently markets products primarily for passenger cars and light trucks.

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


Products

        The Company sells over 30,000 different automotive replacement parts and fasteners to meet a variety of needs, including "hard-to-find" parts sold primarily under the HELP!(R) brand name, a comprehensive array of fasteners for use by commercial automotive repair facilities and sold under the Dorman(R) and Service Supply!(R) brand names, and traditional automotive replacement parts sold under the Company's other brand names as well as under customers' private label brands. The Company markets these parts primarily through its Motormite
(R) and Dorman(R) divisions. Many of the Company's parts are sold under "dual brands" in order to provide the Company's customers with an individualized identity or to satisfy a particular brand preference. For example, a customer could purchase a line of window handles under either the Motormite (R) HELP!(R) brand or the Dorman (R) brand. Certain of the Company's brands, such as Metal Work!TM, are offered as a single brand through both the Motormite (R) and Dorman
(R) divisions. Approximately 78% of the Company's revenues are derived from products sold under its more than fifty brand names including, among others, the following:


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

* SafetyXCounts!TM           - Safety products relating to compliance items,
                             gear for personal protection and first aid


        The remainder of the Company's revenues are generated by the sale of parts packaged by the Company, or others, for sale in bulk or under the private labels of parts manufacturers (such as Moog and Raybestos), national warehouse distributors (such as NAPA) and automobile manufacturers or their dealers (such as Ford's "Motorcraft" brand and General Motors' "AC/Delco" brand). During the year ended December 1997, no single product or related group of products accounted for more than 10% of gross sales. During the years ended December 1996 and 1995, the Company's Mighty Lift! and private label lines of lift supports (which includes more than 200 different models) accounted for approximately 10% and 11% of gross sales, respectively.


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


Sales and Marketing

        The Company markets its parts to three groups of purchasers who in turn supply individual consumers and professional installers:

               (i) Approximately 47% of the Company's revenues are generated from sales to automotive aftermarket retailers (such as AutoZone, The Pep Boys and Western Auto), local independent parts wholesalers and national general merchandise chain retailers. The Company sells some of its products to virtually all major chains of automotive aftermarket retailers;

               (ii) Approximately 38% of the Company's revenues are generated from sales to warehouse distributors (such as Auto Value, Carquest and NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

               (iii) The balance of the Company's revenues are generated from sales to special markets, which include, among others, salvage yards, automobile dealers and the parts distribution systems of parts and automobile manufacturers (such as Moog and Raybestos).

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

        The Company currently services approximately 10,000 active accounts. During 1997, two customers (AutoZone and The Pep Boys), each accounted for 10% or more of sales and in the aggregate accounted for 24% of sales. During 1996 and 1995, one customer (AutoZone), who purchased more than 20 different product lines representing over 2,000 parts from the Company, accounted for approximately 14% of sales each year.

Manufacturing

        Substantially all of the products sold by the Company are manufactured to its specifications by third parties, although replacement sideview mirror glass (sold under its Look! trademark), is manufactured by the Company through its Accurate Manufactured Products division. Because numerous contract manufacturers are available to manufacture its products, the Company is not dependent upon the services of any one contract manufacturer or any small group of them, so no one vendor supplies 10% or more of the Company's products. In 1997, as a percentage of the total dollar volume of purchases made by the Company, approximately 60% of the Company's products were purchased from various suppliers throughout the United States and approximately 40% of the Company's products were purchased from a variety of foreign countries.

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

Employees

        At December 27, 1997, the Company had 931 employees, of whom 865 were employed full-time and 66 were employed part-time. Of these employees, 641 were engaged in production, inventory, or quality control, 49 were involved in engineering and product development, 144 were employed in sales and order entry, and the remaining 97, including the Company's 9 executive officers, were devoted to administration, finance and strategic planning.

        No employee is covered by any collective bargaining agreement. The Company considers its relations with its employees to be generally good.


Scan-Tech

        The following describes the business of Scan-Tech, which was acquired by the Company. Scan-Tech is now a wholly-owned subsidiary of the Company.

        Scan-Tech is an international distributor of automotive replacement parts, primarily Saab and Volvo, headquartered in Stockholm, Sweden. Scan-Tech sells over 5,000 different parts, including suspension parts and engine and transmission mounts throughout Europe, the Middle East, the Far East and North America. Scan-Tech sources its products globally, with no one supplier representing more than 10% of its purchases. Scan-Tech sells to over 300 active customers, with no one customer accounting for more than 10% of sales.

        At December 31, 1997, Scan-Tech had 21 employees. As a result of the acquisition, the Company does not expect the number of employees to change materially.


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

        Concentration of Sales to Certain Customers. A significant percentage of the Company's sales have been, and will continue to be, concentrated among a relatively small number of customers. In 1997, the Company's two largest customers (AutoZone and The Pep Boys) accounted for approximately 24% of the Company's net sales. The Company anticipates that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on the Company's sales and operating results. In 1997, Monroe Auto Equipment Co. ("Monroe") began to manufacture or source directly a series of products previously purchased from the Company, with a resulting reduction of sales to the Company of approximately $5.0 million. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business-Sales and Marketing."

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

        Under the lease for the Pennsylvania property, the Company paid rent of $3.12 per square foot ($1.0 million per year) in 1997. Under the lease for the Georgia property, the Company paid rent of $2.48 per square foot ($0.2 million per year) in 1997. The rents payable on both the Pennsylvania and Georgia properties will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. In addition, the Company's revised lease for its Pennsylvania property grants the lessor the right, exercisable at its option on January 1, 2000, to increase the rent to an amount determined by an independent appraiser to be the then fair market rent. The Pennsylvania lease provides that, after giving effect to the foregoing adjustments, the rent payable for a given year will be reduced if, and to the extent that, it exceeds the Company's pre-tax income (before actual rent expense under the lease) for the preceding fiscal year; provided that the rent will not be reduced below $0.6 million ($1.62 per square foot). The leases for the Pennsylvania and Georgia properties are "net" leases, under which the Company is responsible for all expenses attributable to the leased properties (including maintenance and repair) and for the conduct of its operations in compliance with all applicable laws and regulations. The Company's lease for its Pennsylvania property provides that, as between the Company and the related partnership lessor, the lessor and its partners will bear any environmental liability and all related expenses, including legal expenses, incurred by the Company or the lessor as a result of matters which arose other than from activities of the Company (although for any environmental liability arising from the Company's activities, the Company will bear all such liability and any related expenses, including legal expenses, incurred by the Company or the lessor). The Pennsylvania lease will expire on December 28, 2002, and the Georgia lease will expire on January 2, 2005. In the opinion of management, the terms of these leases are no less favorable than those which could have been obtained from an unaffiliated party.

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

        A third Company facility, located on a 23 acre tract in Warsaw, Kentucky, is a 185,000 square foot office building and warehouse. Approximately 160,000 square feet of this structure is used for receiving, packaging, warehousing and shipping and approximately 25,000 square feet is used for sales and administrative purposes. An approximately 100,000 square foot expansion was completed in April 1996. The Kentucky facility is being purchased, pursuant to a lease purchase agreement, from the City of Warsaw, Kentucky (the "City"). The City's acquisition of the fee interest and building construction was financed with $6,500,000 Floating/Fixed Rate Industrial Building Revenue Bonds, Series 1988 (SDI Operating Partners L.P. Project) (the "Bonds"). Under the lease agreement for the Kentucky property, the Company pays interest monthly on the Bonds at a floating rate, and makes a monthly "sinking fund" payment to cover the annual principal payment of $300,000 or $350,000 in alternating years, with the final payment due in July, 2009. In 1997 the Company paid $300,000 in principal and $160,000 in interest under the Bonds.

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


Scan-Tech Facilities

        Scan-Tech's principal office and warehouse is a 14,500 square foot facility located in a suburb of Stockholm, Sweden. The Stockholm facility is occupied pursuant to a written lease which expires in September, 1999.

        A second facility, located in Alexandria, Minnesota, is a 4,500 square foot warehouse and office facility. The Minnesota facility is occupied pursuant to a written lease which expires in September 1998.


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



Item 4.  Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 1997.


Item 4.1  Certain Executive Officers of the Registrant.

        The following table sets forth certain information with respect to the executive officers of the Company:

Name                    Age  Position with the Company

Richard N. Berman        41  President, Chief Executive Officer, Chairman of the
                             Board of Directors, and Director

Steven L. Berman         38  Executive Vice President, Secretary-Treasurer, and
                             Director

Edward L. Dean           41  Vice President, Marketing and Engineering

David A. Eustice         37  Chief Operating Officer

Kenneth W. Husband       41  Vice President, Purchasing

Ronald R. Montgomery     56  Vice President, Sales

Barry D. Myers           38  Vice President, General Counsel and Assistant
                             Secretary

Ken W. Parman            36  Vice President, Sales - R&B Automotive

Malcolm S. Walter        44  Chief Financial and Accounting Officer

        Richard N. Berman has been President, Chief Executive Officer and a Director of the Company since its inception in October 1978. He is a graduate of the University of Pennsylvania.

        Steven L. Berman has been Executive Vice-President, Secretary-Treasurer and a Director of the Company since its inception.He attended Temple University.

        Edward L. Dean joined the Company in November 1997 as Vice President, Marketing. Prior to joining the Company Mr. Dean was the Vice President of Sales with Angelo Brothers Co., a lighting products company. He is a graduate of The State University of New York at Buffalo.

        David A. Eustice joined the Company in December 1996 as Vice President, Operations and was named Chief Operating Officer in January 1998. Prior to joining the Company Mr. Eustice was the Vice President of Operations with the Baldwin Hardware Division of Masco Corporation. Baldwin is a high end manufacturer and international distributor of architectural hardware. From
August 1990 to January 1994, Mr. Eustice was a Senior Project Manager for USC Consulting, a operational improvement firm. While with USC Consulting, Mr. Eustice consulted to clients including IBM, Copper Industries, PPG Industries and Masco Corporation. He is a graduate of The State University of New York at Buffalo.

        Kenneth W. Husband has been an employee of the Company since January 1980, and has been Vice President, Purchasing for more than five years. He is a graduate of The Pennsylvania State University.

        Ronald R. Montgomery joined the Company in June 1997 as Vice President, Sales. Prior to joining the Company Mr. Montgomery was Senior Vice President, Sales for the Coleman Company, responsible for North American sales in the outdoor and camping equipment division. From December 1979 to October 1995, Mr. Montgomery held various senior sales positions with Black & Decker, Inc. He is a graduate of Miami University (Ohio).

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

                                              PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

        The Company's shares of common stock are traded publicly in the over-the-counter market under the NASDAQ system. At March 20, 1998, there were 100 holders of record of common stock, representing more than 2,000 beneficial owners. The last price for the Company's common stock on March 20, 1998, as reported by NASDAQ, was $10.56 per share. Since the Company's initial public offering, it has paid no cash dividends. The Company does not presently contemplate paying any such dividends in the foreseeable future. The range of high and low sales price for the Company's common stock for each quarterly period of 1997 and 1996 are as follows:


                             1997                    1996
                   ------------------------ -----------------------
                      High         Low         High        Low
------------------ ----------- ------------ ---------- ------------
First Quarter              $8.38        $7.13      $7.38        $5.88
Second Quarter              8.25         7.25       7.63         5.38
Third Quarter               9.13         7.88       8.25         6.25
Fourth Quarter             10.25         8.58       8.50         7.00




Item 6.  Selected Financial Data.

                               Selected Consolidated Financial Data



                                                          Year Ended December
                               -------------------------------------------------------------------------
(in thousands, except per share data1997           1996          1995           1994           1993
-----------------------------  --------------  ------------ -------------- --------------- -------------

Income Statement Data:
   Net sales                         $153,046      $146,952       $113,826         $65,792       $62,342
   Income from operations              14,784        13,244         10,455           5,597         7,745
                                                                    5,5973
   Net income                           6,714         5,662          4,433           3,226         4,525
   Basic and diluted earnings per        0.83          0.71           0.56            0.41          0.65
      share
Balance Sheet Data:
   Total assets                       128,707       128,970        106,475          52,437        47,368
   Working capital                     58,609        63,368         51,559          38,940        36,701
   Long-term debt                      44,336        56,248         46,629           3,202         3,444
   Shareholders' equity                61,162        54,169         48,221          43,638        40,268


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

       The Company may experience significant fluctuations from quarter to quarter in its results of operations due to the timing of orders placed by the Company's customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

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


                                             Percentage of Net Sales
                             -------------------------------------------------------
                                                   Year Ended
                             -------------------------------------------------------
                                December 27,      December 28,      December 30,
                                    1997              1996              1995
---------------------------  ------------------ ---------------- -------------------
Net sales                            100.0%           100.0%              100.0%
Cost of goods sold                    60.8             61.9                61.2
---------------------------  ------------------ ---------------- -------------------
Gross profit                          39.2             38.1                38.8
Selling, general and
  administrative expenses             29.6             29.1                29.6
---------------------------  ------------------ ---------------- -------------------
Income from operations                 9.6              9.0                 9.2
Interest expense, net                  2.7              2.9                 3.2
---------------------------  ------------------ ---------------- -------------------
Income before taxes                    6.9              6.1                 6.0
Provision for taxes                    2.5              2.2                 2.1
---------------------------  ------------------ ---------------- -------------------
Net income                             4.4%             3.9%                3.9%
===========================  ================== ================ ===================

1997 Compared to 1996

       Net sales increased to $153.0 million in 1997 from $147.0 million in 1996, an increase of 4.1%. This increase resulted from an $8.0 million increase in core business sales due to increased product line penetration with existing customers and a $3.0 million increase in sales at MPI due largely to new products, offset by the loss of $5.0 million in sales to Monroe Equipment Co. who, in 1997, began to manufacture or source directly a series of products previously purchased from the Company.

       Cost of goods sold increased to $93.0 million in 1997 from $90.9 million in 1996, an increase of 2.4%. As a percentage of net sales, cost of goods sold decreased in 1997 to 60.8% from 61.9% in 1996. This improvement resulted primarily from a reduction in the labor content of the Company's products due to improved efficiency and productivity.

       Selling, general and administrative expenses for 1997 increased to $45.2 million from $42.8 million in 1996, an increase of 5.6%. As a percentage of net sales, selling, general and administrative expenses increased in 1997 to 29.6% from 29.1% in 1996. This increase was the result of approximately: $1.8 million in salaries and related benefits due to the Company's annual increase in wages, the hiring of three vice presidents to complete the management team, and an increase in medical benefits; $0.4 million or 8.0% increase in MPI's expenses compared to a sales increase of 16.1%; and $0.4 million increase in consulting fees primarily associated with the operational productivity improvement project.

       Interest expense, net, decreased to $4.2 million in 1997 from $4.3 million in 1996. This decrease resulted from the debt repayments during 1997.

       A provision for income taxes was recorded in 1997 of $3.9 million and $3.3 million in 1996. The Company's effective tax rate was 36.5% in 1997 and 36.7% in 1996. This change reflects slightly lower effective state taxes due to revenue shifts and asset allocations.

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



Liquidity and Capital Resources

   The Company has financed its growth primarily through cash flow from its operations, borrowings under its credit facility and industrial revenue bonds. Working capital was $58.6 million as of December 27, 1997 and $63.4 million as of December 28, 1996. The Company believes that cash generated from operations and borrowings available under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future (see also Note 12).

   Net cash provided by operating activities was $16.3 million in 1997 and $2.6 million in 1995 while net cash used in operating activities amounted to $1.9 million in 1996. These amounts represent net income plus depreciation and amortization less changes in working capital. During 1997, net income plus non-cash charges generated $13.9 million of operating cash flow which was increased by $2.4 million resulting from a $3.4 million reduction in inventories and a $3.2 million increase in accounts payable and other accrued liabilities offset by an increase of $2.8 million in accounts receivable and $1.4 million in prepaids and other assets. During 1996, net income plus non-cash charges generated $9.9 million of operating cash flow which was reduced by a $11.8 million use of cash as a result of working capital increases necessary to support the increase in sales. For 1995, cash generated from net income and non-cash charges was offset by increased working capital needs, the most significant of which was for inventories.

   Net cash used in investing activities amounted to $4.5 million, $9.0 million, and $43.5 million in 1997, 1996 and 1995, respectively. In 1997, these funds were used to purchase computer equipment, machinery, packaging equipment and tooling. In 1996, the largest part of the investing activities was $5.2 million for the acquisition of MPI, with the balance represented by increased warehouse space and equipment. In 1995, the acquisitions of Dorman and Cosmos for $41.8 million represented nearly all of the total investing activities.

   Net cash used in financing activities amounted to $11.1 million in 1997 while net cash provided by financing activities amounted to $10.5 million and $41.6 million for 1996 and 1995, respectively. In 1997 cash was used to reduce the amounts outstanding under the Company's revolving credit facility and for repayments of term debt and capital lease obligations. For 1996 and 1995, cash was received from commercial borrowings under the Company's credit facility, offset somewhat by the scheduled term debt payments and the continued paydown of capitalized lease obligations.

   The Acquisition of MPI. In 1996, MPI was acquired with the payment of cash consideration in the amount of approximately $5.2 million and the assumption of certain liabilities, including approximately $2.3 million in the assumption of bank debt.

   The Acquisition of Dorman. In 1995, Dorman was acquired from SDI with the payment of cash consideration in the amount of approximately $38.5 million and the assumption of certain liabilities, including approximately $5.0 million in assumption of Industrial Revenue Bonds ("Bonds"). Pursuant to the Asset Purchase Agreement, the purchase price is subject to adjustment based upon changes in Dorman's balance sheet between June 30, 1994 and December 31, 1994. The Company has made a claim to SDI under this provision. In addition, Dorman has filed a complaint against SDI for damages resulting from, among other things, an alleged breach of various representations and warranties contained in the Asset Purchase Agreement.

   The Acquisition of Cosmos. In 1995, Cosmos was acquired with the payment of cash consideration in the amount of approximately $3.6 million.

   The Scan-Tech Transaction. In January 1998, the Company acquired the outstanding stock of Scan-Tech USA/Sweden AB and related entities ("Scan-Tech"). Headquartered in Stockholm, Sweden, Scan-Tech is a distributor of replacement automotive parts, primarily Volvo and Saab, throughout Europe, the United States, Russia, the Middle East and the Far East with annual sales of approximately $10 million in 1997. The acquisition was effected through the payment of $1 million in cash, 350,000 shares of the Company's common stock and the assumption of certain liabilities including approximately $0.8 million in bank debt. Of the shares, 250,000 will vest over four years and will be included in the computation of the purchase price. The remaining 100,000 are subject to performance criteria and will be included in the computation of purchase price as the criteria are met.

   Commercial Borrowings. In January 1995, the Company expanded its credit facility to $60.0 million from a syndicate of commercial banks comprised of CoreStates Bank, N.A. (agent), The Fifth Third Bank N.A. and a third bank who was replaced by National City Bank in 1997. The credit facility consists of a term portion of $25.0 million (1995 Term Loan), a revolving credit portion of $30.0 million, and a letter of credit portion of $5.0 million used to secure the Bonds. The term portion of the facility bears interest at a floating rate equal, at the Company's option, to Libor plus 110 basis points, or CoreStates Bank, N.A.'s prime rate, has a seven-year term and requires graduated amortization payments in the amount of $3.5 million in 1998 increasing by $0.5 million each year thereafter with a final payment of $6.0 million in 2001. The revolving credit portion bears interest at a floating rate equal, at the Company's option, to Libor plus 85 basis points, or CoreStates Bank, N.A.'s prime rate, and expires January 31, 2001. In April 1996, the Company amended its credit facility to include a new $12.0 million term loan (1996 Term Loan) with interest at a floating rate equal, at the Company's option to Libor plus 150 basis points, or the bank's prime rate. The loan has a five year term and is payable in equal monthly principal payments of $200,000.

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

   In December 1996, the revolving credit portion of the facility was increased from $30.0 million to $35.0 million. Borrowings under the revolving credit portion of the facility and the 1996 Term Loan are subject to a borrowing base computation equal to 80% of qualified receivables and 50% of qualified inventories, as defined. The credit facility is secured by the stock of the
Company's subsidiaries and first priority liens on the Company's and subsidiaries assets, including accounts receivable, inventory and all other tangible or intangible property. At December 27, 1997, the Company had borrowings of $26.0 million under the term loans and $18.5 million under the revolving facility and has $16.5 million of borrowing capacity under the revolving facility (see Note 5).

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

   Foreign Currency Fluctuations. In 1997, approximately 40% of the Company's products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuation in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, to the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase. The Company attempts to lessen the impact of these currency fluctuations by resourcing its purchases to other countries.

Year 2000 Compliance

   The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems ("Programs"). The Company has been evaluating its Programs to identify potential Year 2000 compliance problems. This evaluation has led to the selection and implementation of a comprehensive enterprise resource planning package and related programs ("New System") expected to be operational by the second quarter of 1998. This New System will be used in several key areas of the company's business including inventory purchasing and management, production planning, forecasting, pricing, sales, shipping and financial reporting and will replace the majority of the Company's current Programs. Those Programs not replaced by the New System are also being evaluated for Year 2000 compliance and appropriate adjustments have been or will be made to bring them into compliance either through modification or replacement.

   Based on present information, the Company believes that it will be able to achieve Year 2000 compliance through a combination of installation of the New System and modification to other Programs, however, no assurance can be given that these efforts will be successful. The Company expects that the investment in capital expenditures to implement the New System will be approximately $3.5 million ($2.2 million incurred as of December 27, 1997) and that the expenses associated with modification of other Programs will not be material.

   Further, in the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business operations could be adversely affected.

Impact of Inflation

   The Company has not generally been adversely affected by inflation. The Company believes that price increases resulting from inflation generally could be passed on to its customers, since prices charged by the Company are not set by long-term contracts.

Cautionary Statement Regarding Forward Looking Statements

   Certain statements periodically made by or on behalf of the Company and certain statements contained herein including statements in Management's Discussion and Analysis of Financial Condition and Results of Operation; certain statements contained in Business, such as statements regarding litigation; and certain other statements contained herein regarding matters that are not historical fact are forward looking statements (as such term is defined in the Securities Act of 1933), and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that cause actual results to differ materially include but are not limited to those factors discussed in "Business - Investment Considerations."

Item 8.  Financial Statements and Supplementary Data.

   The financial statement schedules of the Company that are filed with this Report on Form 10-K are listed in Item 14(a)(2), Part IV, of this Report.


                            Report of Independent Public Accountants

To R & B, Inc.:

We have audited the accompanying consolidated balance sheets of R&B, Inc. (a Pennsylvania corporation) and subsidiaries as of December 27, 1997 and December 28, 1996 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of R&B, Inc. and subsidiaries as of December 27, 1997 and December 28, 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 27, 1997, in conformity with generally accepted accounting principles.


                                                Arthur Andersen LLP



Philadelphia, PA
February 19, 1998


                                   R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF INCOME




                                                       For the Year Ended
                                         ----------------------------------------------
                                           December 27,   December 28,  December 30,
(in thousands, except per share data)           1997        1996           1995
---------------------------------------------------------------------------------------

Net Sales                                        $153,046       $146,952       $113,826
Cost of goods sold                                 93,032         90,892         69,713
---------------------------------------------------------------------------------------
         Gross profit                              60,014         56,060         44,113
Selling, general and administrative expenses       45,230         42,816         33,658
---------------------------------------------------------------------------------------
         Income from operations                    14,784         13,244         10,455
Interest expense, net                               4,205          4,305          3,580
---------------------------------------------------------------------------------------
         Income before taxes                       10,579          8,939          6,875
Provision for taxes                                 3,865          3,277          2,442
---------------------------------------------------------------------------------------
         Net Income                               $ 6,714        $ 5,662        $ 4,433
=======================================================================================
Basic and Diluted Earnings Per Share              $  0.83        $  0.71        $  0.56
=======================================================================================
Average Shares Outstanding                          8,043          7,997          7,978
=======================================================================================



     The accompanying Notes are an integral part of these Consolidated Financial Statements.




                                   R&B, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS


                                                      December 27,      December 28,
 (in thousands, except share data)                         1997              1996
--------------------------------------------------- ----------------- -----------------
Assets
Current Assets:
   Cash and cash equivalents                                 $  1,601          $    923
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $7,214 and $11,305       37,536            35,134
  Inventories                                                  38,264            41,652
  Deferred income taxes                                         1,186             2,748
  Prepaids and other current assets                             1,461               606
--------------------------------------------------- ----------------- -----------------
     Total current assets                                      80,048            81,063
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             16,382            14,567
Intangible Assets                                              29,747            30,850
Other Assets                                                    2,530             2,490
--------------------------------------------------- ----------------- -----------------
      Total                                                  $128,707          $128,970
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                          $  6,611          $  6,066
  Accounts payable                                              8,982             7,146
  Accrued compensation                                          2,923             2,220
  Other accrued liabilities                                     2,923             2,263
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  21,439            17,695
Long-Term Debt                                                 44,336            56,248
Deferred Income Taxes                                           1,770               858
Commitments and Contingencies  (Note 10)
Shareholders' Equity:
   Common stock, par value $.01; authorized
     25,000,000 shares; issued 8,066,543 and 8,026,254             81                80
  Additional paid-in capital                                   30,221            29,943
  Retained earnings                                            30,860            24,146
    Total shareholders' equity                                 61,162            54,169
--------------------------------------------------- ----------------- -----------------
      Total                                                  $128,707          $128,970
=================================================== ================= =================

    The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                   R&B, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                           Common Stock
                                      -----------------------
                                                                 Additional
                                        Shares        Par         Paid-In        Retained
(in thousands, except share data)       Issued       Value        Capital        Earnings        Total
------------------------------------  -----------  ----------  -------------- -------------- --------------
Balance at December 31, 1994            7,958,478         $80         $29,507        $14,051        $43,638
Common stock issued to
  Employee Stock Purchase Plan                710           -               4              -              4
Common stock issued to
  401(k) Retirement Plan                   23,373           -             146              -            146
Net income                                      -           -               -          4,433          4,433
Balance at December 30, 1995            7,982,561          80          29,657         18,484         48,221
Common stock issued to
  Employee Stock Purchase Plan                604           -               3              -              3
Common stock issued to
  401(k) Retirement Plan                   39,464           -             261              -            261
Shares issued under                         3,625           -              22              -             22
  Incentive Stock Plan
Net income                                      -           -               -          5,662          5,662
Balance at December 28, 1996            8,026,254          80          29,943         24,146         54,169
Common stock issued to
  Employee Stock Purchase Plan                717           -               1              -              1
Common stock issued to
  401(k) Retirement Plan                   39,377           1             277              -            278
Shares issued under
  Incentive Stock Plan                        195           -               -              -              -
Net income                                      -           -               -          6,714          6,714
Balance at December 27, 1997          8,066,543110        $81         $30,221        $30,860        $61,162
====================================  ===========  ==========  ============== ============== ==============

     The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                   R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the Year Ended
                                                         -------------------------------------------------
                                                           December 27,    December 28,     December 30,
(in thousands)                                                 1997             1996            1995
-------------------------------------------------------- ---------------- --------------- ----------------
Cash Flows from Operating Activities:
Net income                                                         $6,714          $5,662           $4,433
Adjustments to reconcile net income to cash provided by
  (used in)operating activities:
   Depreciation and amortization                                    4,258           4,422            3,806
   Provision for doubtful accounts                                    417             519              467
   Provision for deferred income tax                                2,474            (715)            (462)
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                            (2,819)        (11,081)             190
    Inventories                                                     3,388          (3,758)          (4,145)
    Prepaids and other current assets                                (855)            991             (171)
    Other assets                                                     (499)           (484)            (985)
    Accounts payable                                                1,836           1,760           (1,880)
    Other accrued liabilities                                       1,363             811            1,396
-------------------------------------------------------- ---------------- --------------- ----------------
       Cash provided by (used in) operating activities             16,277          (1,873)           2,649
-------------------------------------------------------- ---------------- --------------- ----------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                         (4,511)         (3,766)          (2,218)
   Short-term investments                                               -               -              600
   Business acquisitions                                                -          (5,228)         (41,835)
-------------------------------------------------------- ---------------- --------------- ----------------
      Cash used in investing activities                            (4,511)         (8,994)         (43,453)
-------------------------------------------------------- ---------------- --------------- ----------------
Cash Flows from Financing Activities:
   Net repayment or proceeds from revolving credit                 (5,350)          5,300           18,550
   Proceeds from term loans                                             -          12,000           25,000

   Repayment of term loans and capitalized lease obligations       (6,017)         (7,043)          (2,071)
   Proceeds from common stock issuances                               279             286              150
-------------------------------------------------------- ---------------- --------------- ----------------
       Cash (used in) provided by financing activities            (11,088)         10,543           41,629
-------------------------------------------------------- ---------------- --------------- ----------------
Net Increase (Decrease) in Cash and Cash Equivalents                  678            (324)             825
Cash and Cash Equivalents, Beginning of Year                          923           1,247              422
-------------------------------------------------------- ---------------- --------------- ----------------
Cash and Cash Equivalents, End of Year                            $ 1,601           $ 923        $   1,247
======================================================== ================ =============== ================
Supplemental Cash Flow Information
    Cash paid for interest expense                                 $3,627          $3,740           $3,376
    Cash paid for income taxes                                     $3,068          $3,702           $3,269

  The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                  R&B, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements
                                      December 27, 1997


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

         Intangible assets consist of goodwill, patents and a non-compete covenant. Goodwill is amortized over a period of 40 years with patents and the non-compete covenant amortized over the specific life of each asset. At December 27, 1997, goodwill was $28.3 million, patents were $1.3 million and the non-compete covenant was $0.2 million. Amortization of these assets was $1.1 million in 1997 and 1996, and $0.8 million in 1995.

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

         Earnings  Per  Share  - The  Company  adopted  Statement  of  Financial
Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" in 1997. In conformity with SFAS 128, the Company has included basic and diluted earnings per share on the face of the Statements of Income for each year presented. Employee stock options had no impact on earnings per share.



2.   Inventories

         Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                        December 27,       December 28,
(in thousands)              1997               1996
--------------------- -----------------  -----------------
Bulk product                    $21,800            $19,365
Finished product                 12,737             16,907
Packaging materials               3,727              5,380
--------------------- -----------------  -----------------
Total                           $38,264            $41,652
===================== =================  =================

3.   Property, Plant  and Equipment

         Property, plant and equipment consist of the following:


                                         December 27,         December 28,
(in thousands)                                1997                 1996
----------------------------------- ----------------- --- ----------------
Property under
  capitalized leases                           $4,430               $4,430
Buildings                                       7,007                7,007
Machinery, equipment and
   tooling                                      9,963                8,985
Furniture,  fixtures and
   leasehold improvements                       1,646                1,418
Computer and other
  office equipment                              7,232                3,932
----------------------------------- ----------------- --- ----------------
Total                                          30,278               25,772
Less-accumulated  depreciation               (13,896)              (11,205)
----------------------------------- ----------------- --- ----------------
Property, plant and equipment, net            $16,382              $14,567
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

         Cosmos - In August 1995, the Company acquired the outstanding common stock of Cosmos International, Inc., a privately held supplier of protective boots for the constant velocity joints on front-wheel drive vehicles, located in Minnesota. The Company paid approximately $3.6 million in cash. The acquisition was accounted for by the purchase method, which resulted in the recording of goodwill and other intangible assets of $2.5 million.

         MPI - In January 1996, the Compay acquired the assets of Motor Power Industries Corporation and subsidiary ("MPI"). MPI is a national supplier of auto parts to car dealers, auto salvage yards, specialty rebuilders and niche markets. MPI was acquired with the payment of cash consideration in the amount of approximately $5.2 million and the assumption of certain liabilities, including approximately $2.3 million in the assumption of bank debt. The Company accounted for this acquisition using the purchase method of accounting which resulted in the recording of goodwill of $3.9 million.


5.  Long-Term Debt

      Long-term debt consists of borrowings under bank credit facilities, industrial revenue bonds and capitalized lease obligations as follows:


                                     December 27,        December 28,
 (in thousands)                           1997                1996
--------------------------------- ------------------- -------------------
Bank credit facility -
    1995 Term Loan                            $18,000             $21,000
    1996 Term Loan                              8,000              10,400
    Revolving credit                           18,500              23,850
Industrial revenue bonds                        3,836               4,138
Capitalized lease obligations                   2,611               2,926
--------------------------------- ------------------- -------------------
    Total                                      50,947              62,314
Less: Current portion                         (6,611)             (6,066)
--------------------------------- ------------------- -------------------
    Total long-term debt                      $44,336             $56,248
================================= =================== ===================


      Bank Credit Facility - In January 1995, the Company expanded its credit facility to $60.0 million from a syndicate of commercial banks comprised of CoreStates Bank, N.A. (agent), The Fifth Third Bank N.A. and a third bank who was replaced by National City Bank in 1997. The credit facility consists of a term portion of $25.0 million (1995 Term Loan), a revolving credit portion of $30.0 million, and a letter of credit portion of $5.0 million used to secure the Bonds. The term portion of the facility bears interest at a floating rate equal, at the Company's option, to Libor plus 110 basis points, or CoreStates Bank, N.A.'s prime rate, has a seven-year term and requires graduated amortization payments in the amount of $3.5 million in 1998 increasing by $0.5 million each year thereafter with a final payment of $6.0 million in 2001. The revolving credit portion bears interest at a floating rate equal, at the Company's option, to Libor plus 85 basis points, or CoreStates Bank, N.A.'s prime rate, and expires January 31, 2001. In April 1996, the Company amended its credit facility to include a new $12.0 million term loan (1996 Term Loan) with interest at a floating rate equal, at the Company's option, to Libor plus 150 basis points, or the bank's prime rate. The loan has a five year term and is payable in equal monthly principal payments of $0.2 million.

      In May 1996, the Company entered into an interest rate swap agreement with the agent bank of the syndicate of commercial banks providing the Company's credit facility. The swap agreement has the effect of fixing the interest rate on $11.1 million of term debt to 7.32% from a floating rate of Libor plus 110 basis points. The Company is exposed to credit loss in the event of nonperformance under the interest rate swap agreement by the agent bank, however, such nonperformance is not anticipated.

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

      The average amount outstanding was $50.0 million and $52.8 million during 1997 and 1996, respectively. The maximum outstanding during 1997 was $58.4 million and $60.5 million during 1996.

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

      Capitalized Lease Obligations - The Company's capitalized lease obligation for its primary operating facility is with a partnership related to the Company by common ownership ( "Partnership 1") (see Note 7) and is payable monthly in installments of $47,500 including interest imputed at 13.96% through December 2002. The lease provides for contingent rental payments to Partnership 1 in amounts that, when added to the annual capitalized lease payments, do not exceed the fair market rental rate of the facility. The contingent rental payments are determined on an annual basis to approximate the change in the Consumer Price Index and are payable only to the extent that the Company has available sufficient pre-tax income in the preceding fiscal year to support the increase. The net book value of the assets under this capitalized lease was $1.2 million at December 27, 1997 and $1.4 million at December 28, 1996 (see Note 10).

      In January 1990, the Company entered into a capitalized lease arrangement for certain office and warehouse facilities in Georgia with a partnership related to the Company by common ownership ("Partnership 2"). The lease is payable through January 2005 at $9,600 per month including interest imputed at 10.97%. The lease also provides for an annual adjustment in an amount which will approximate the change in the Consumer Price Index. The net book value of the assets under this capitalized lease was $399,000 at December 27, 1997 and $456,000 at December 28, 1996 (see Note 10).

      Aggregate annual principal payments applicable to long-term debt as of December 27, 1997 are as follows:



(in thousands)
 1998                $6,611
 1999                 7,111
 2000                 7,720
 2001                26,138
 2002                   966
Thereafter            2,401
---------------------------
Total               $50,947
===========================

      The following is a schedule of approximate annual future minimum lease payments under the capitalized leases with Partnership 1 and Partnership 2 for the Company's primary operating facility and for the additional office and warehouse facility (exclusive of contingent rental payments) as of December 27, 1997:

 (in thousands)
1998                                                        $685
1999                                                         686
2000                                                         685
2001                                                         686
2002                                                         685
Thereafter                                                   241
--------------------------------------------- ------------------
Total payments                                             3,668
Less - amounts  representing interest                     (1,057)
--------------------------------------------- ------------------
Total principal  payments                                 $2,611
============================================= ==================


6.  Operating Lease Commitments and Rent Expense

      The Company leases certain equipment and automobiles under noncancelable operating leases. Approximate future minimum rental payments under these leases are summarized as follows:


 (in thousands)
1998                $ 489
1999                   20
2000                    5
---------  --------------
Total               $ 514
=========  ==============

      Rent expense, which includes rental adjustment payments and contingent rentals paid to related parties (see Notes 5 and 7) of $0.6 million, $0.6 million and $0.5 million in 1997, 1996 and 1995, respectively, was $1.3 million in 1997, $1.5 million in 1996 and $1.2 million in 1995.

7.   Related Party Transactions

      The Company has entered into capital leases for two operating facilities with Partnership 1 and Partnership 2 (see Notes 5 and 10). The Company has guaranteed the mortgages of Partnership 1 and Partnership 2 on these facilities. These guarantees at December 27, 1997 were approximately $2.5 million. Total interest expense on these capitalized leases was $370,000 in 1997, $411,000 in 1996 and $442,000 in 1995.

      The Company also has sales and purchases with companies related by common control or ownership. Such transactions are as follows:

 (in thousands)        Sales        Purchases
--------------- ------------ ----------------
1997                    $259              $30
1996                     381               12
1995                     384               16



8. Income Taxes

      The components of the income tax provision are as follows:


 (in thousands)                   1997              1996             1995
--------------------------- ----------------- ---------------- ----------------
Federal:
  Current                              $1,341           $3,845           $2,544
  Deferred                              2,384            (689)            (412)
--------------------------- ----------------- ---------------- ----------------
      Subtotal                          3,725            3,156            2,132
--------------------------- ----------------- ---------------- ----------------
State:
  Current                                  50              147              360
  Deferred                                 90             (26)             (50)
--------------------------- ----------------- ---------------- ----------------
      Subtotal                            140              121              310
--------------------------- ----------------- ---------------- ----------------
      Total                            $3,865           $3,277           $2,442
=========================== ================= ================ ================

      The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective rate:


                                         1997         1996         1995
---------------------------------------------------------------------------
Federal taxes at statutory rate              34.0%        34.0%       34.0%
State taxes, net of Federal tax benefit       3.0%         3.3%        2.4%
Benefit of contributed property             (0.5%)       (0.6%)      (0.9%)
---------------------------------------------------------------------------
Effective tax rate                           36.5%        36.7%       35.5%
===========================================================================

             Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:



                                           December 27,        December 28,
 (in thousands)                                1997                1996
--------------------------------------  ------------------- -------------------
Assets:
    Inventories                                        $846                $960
    Accounts receivables                              (492)               1,588
    Capitalized leases                                  394                 397
    Accrued expenses                                    438                 314
--------------------------------------  ------------------- -------------------
        Gross deferred assets                         1,186               3,259
--------------------------------------  ------------------- -------------------
Liabilities:
    Depreciation                                        392                 410
    Goodwill                                          1,300                 843
    Other                                                78                 116
--------------------------------------  ------------------- -------------------
        Gross deferred liabilities                    1,770               1,369
--------------------------------------  ------------------- -------------------
    Net deferred (liability) asset                  ($ 584)              $1,890
======================================  =================== ===================


9.  Business Segments

      During 1997, two customers each accounted for 10% or more of sales and in the aggregate accounted for 24% of sales. During 1996 and 1995, one customer accounted for approximately 14% of sales. Except for the lift support product line, which accounted for approximately 10% and 11% of gross sales in 1996 and 1995 respectively, no other product line accounted for more than 10% of sales. Export sales, primarily to Canada and Holland in 1997, 1996 and 1995 were $3.9 million, $3.4 million and $2.4 million, respectively.


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

      Purchase Commitments - At December 27, 1997, the Company had commitments to purchase inventory of approximately $1.6 million. In conjunction therewith, the Company has entered into irrevocable commercial letter of credit agreements with a bank. As collateral for the letters of credit, the bank has the same security, guarantees and requires compliance with the same covenants as on the Company's debt (see Note 5).

      Leases - In accordance with the contingent rental provisions of the lease agreement for the Company's primary operating facility (see Note 5), management expects that, effective January 1998, the total monthly lease payments will be increased from approximately $87,000 to approximately $89,000.






11.  Capital Stock

      Undesignated Stock - The Company has 75,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by the Board of Directors.

      Incentive Stock Plan - In September 1990, the Board of Directors approved an incentive stock plan to issue as options, up to 322,500 shares of common stock, to employees, directors, consultants and advisors of the Company or its affiliates with no one "individual" to receive more than 10% of the total. In May 1997, the shareholders approved an increase in the number of shares to 422,500. All options shall be granted within ten years of the plan adoption date with the exercise price and period determined by the Board of Directors on a discretionary basis but the option price per share shall not be less than 100% of the fair market value of a share on the date of grant (not less than 110% if granted to an individual possessing more than 10% of the voting rights of the Company's outstanding capital stock). No more than $100,000 of options may be exercised by one individual in any calendar year. The following is a summary of transactions under the plan:




                                                       Number of Shares
                                 -------------------------------------------------------------
                                                                                   Available
                                  Option Price                                    for Future
                                    Per Share      Outstanding     Exercisable      Grants
-------------------------------- ---------------  -------------- --------------- -------------


Balance at December 31, 1994         $8.875               13,000          13,000       309,500
19945
   Became exercisable                                          -          10,500             -
   Options granted                  5.75-7.75             22,250               -      (22,250)
-------------------------------- ---------------  -------------- --------------- -------------
Balance at December 30, 1995       5.75-8.875             35,250          23,500       287,250
   Became exercisable                                          -           9,750             -
   Exercised                       5.75-6.125            (3,625)         (3,625)             -
   Canceled                        6.75-8.875            (4,000)               -         4,000
   Options granted                 6.75 -7.50            211,000               -     (211,000)
-------------------------------- ---------------  -------------- --------------- -------------
Balance at December 28, 1996       5.75 - 8.875          238,625          29,625        80,250
   Increase in available shares                                -               -       100,000
   Became exercisable                                          -          44,595             -
   Exercised                           7.75                (195)           (195)             -
   Canceled                        7.00 - 8.00          (31,805)               -        31,805
   Options granted                 7.25 - 9.50           125,500               -     (125,500)
-------------------------------- ---------------  -------------- --------------- -------------
Balance at December 27, 1997      $5.75 - $9.50          332,125          74,025        86,555
================================ ===============  ============== =============== =============

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for this plan. Accordingly, no compensation expense has been recognized. The following pro forma amounts were determined as if the Company had accounted for its stock options using the fair value method (Black-Scholes pricing model).


(in thousands except per share amounts)  1997                 1996                  1995
-------------------------------- -------------------- --------------------- ---------------------

Net income:
    As reported                         $6,714               $5,662                $4,433
    Pro forma                            6,585                5,604                 4,405
Basic and diluted earnings per share:
    As reported                         $0.83                 $0.71                 $0.56
    Pro forma                           $0.82                 $0.70                 $0.55



      Employee Stock Purchase Plan - In March 1992, the Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Plan permits the granting of options to purchase up to 300,000 shares of common stock by the employees of the Company. In any given year, employees may purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expire on the last day of the fiscal year. During 1997, optionees had exercised rights to purchase 717 shares at prices from $6.27 to $8.50 per share for total net proceeds of $5,600.

      401(k) Retirement Plan - The Company's 401(k) retirement plan was amended in 1992 to permit contributions in cash or kind, including Company qualified securities. The Company accrued for a discretionary contribution for 1997 which will be funded in early 1998 consisting of cash and approximately 17,200 shares of Company common stock at a value of approximately $170,000. The Company made a discretionary contribution for 1996 consisting of cash and 39,400 shares of Company common stock, issued in 1997, at a value of approximately $278,000 and a discretionary contribution for 1995 consisting of cash and 39,500 shares of stock, issued in 1996, at a value of approximately $261,000.


12.  Subsequent Events

      The Scan-Tech Transaction - In January 1998, the Company acquired the outstanding stock of Scan-Tech USA/Sweden AB and related entities ("Scan-Tech"). Headquartered in Stockholm, Sweden, Scan-Tech is a distributor of replacement automotive parts, primarily Volvo and Saab, throughout Europe, the United States, Russia, the Middle East and the Far East with annual sales of approximately $10 million in 1997. The acquisition was affected through the payment of $1 million in cash, 350,000 shares of the Company's common stock and the assumption of certain liabilities including approximately $0.8 million in bank debt. Of the shares, 250,000 will vest over four years and will be included in the computation of the purchase price, and the computation of diluted earnings per share. The remaining 100,000 are subject to performance criteria and will be included in the computation of purchase price and diluted earnings per share as the criteria are met. The Company will account for this acquisition using the purchase method of accounting, which will result in the recording of goodwill of approximately $2.7 million.

      The Champ Transaction - In October 1997, the Company announced that it had signed a letter of intent to acquire selective assets of the Service Line Division ("Champ") of Standard Motor Products, Inc. for approximately $10 million representing the net asset value of inventories. Headquartered in Edwardsville, Kansas, the Service Line Division includes the Champ Service Line, APS Service Line and Pik-A-Nut. Champ had annual sales of approximately $40 million in 1997. The transaction is expected to close on June 30, 1998, and is subject to certain pre-closing conditions and post-closing adjustments.

      The Company has arranged for an additional $10 million in term debt from its bank syndicate which it expects to use to finance this acquisition and associated costs. The new debt, with interest at Libor plus 130 basis points, has a five-year term and will be payable in equal quarterly installments of $500,000 beginning in October 1998.

Supplementary Financial Information
Quarterly Results of Operations:

      The following is a summary of the unaudited quarterly results of operations for the years ended December 27, 1997 and December 28, 1996:


(in thousands, except per shareFirstnQuarter   Second Quarter        Third Quarter    Fourth Quarter
------------------------------ --------------- ----------------- --- ---------------- ----------------
                                                                1997
                               -----------------------------------------------------------------------
Net sales                              $33,299           $40,959              $40,817          $37,971
Income from operations                   2,613             4,604                4,623            2,944
Net income                                 961             2,253                2,330            1,170
Basic and diluted earnings per
share                                     0.12              0.28                 0.29             0.15
                                                                1996
                               -----------------------------------------------------------------------
Net sales                              $32,540           $39,678              $38,529          $36,205
Income from operations                   2,175             4,043                4,271            2,755
Net income                                 763             1,922                2,007              970
Basic and diluted earnings per
share                                     0.10              0.24                 0.25             0.12

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

                                             PART III

Item 10. Directors and Executive Officers of the Registrant.

      Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1998.

      Information concerning executive officers of the Company who are not also directors is presented in Item 4.1, Part I of this Report on Form 10-K.

Item 11. Executive Compensation.

      Incorporated by reference to the section entitled "Executive Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1998.

Item 13. Certain Relationships and Related Transactions.

      Incorporated by reference to the section entitled "Executive Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 14, 1998.

                                              PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

      (a)(1) Consolidated Financial Statements.The consolidated financial state-ments of the Company and related documents are listed in Item 8, Part II, of this Report on Form 10-K.

             Report of Independent Public Accountants

             Consolidated Statements of Income for the years ended December 27, 1997, December 28, 1996 and December 30, 1995

             Consolidated Balance Sheets as of December 27, 1997 and December 28, 1996

             Consolidated Statements of Shareholders' Equity for the years ended December 27, 1997, December 28, 1996 and December 30, 1995.

             Consolidated Statements of Cash Flows for the years ended December 27, 1997, December 28, 1996 and December 30, 1995.

             Notes to Consolidated Financial Statements

             (a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Report on Form 10-K:
                                                                            Page

             Report of Independent Public Accountants on Financial Statement
             Schedule........................................................ 41
             Schedule II - Valuation and Qualifying Accounts................  42

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

10.3.2 (10)   Assignment of Lease, dated February 24, 1997, between the Company, the Berman Real Estate  Partnership  and BREP 1, for the  premises
              located  at  3400  East  Walnut  Street,   Colmar,   Pennsylvania,
              assigning 10.3.

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

10.7.1 (8)+   Amendment No. 1 to the R&B, Inc. 401(k) Retirement Plan and Trust.

10.8 (4)+     R&B, Inc. Employee Stock Purchase Plan.

21            Subsidiaries of the Company (filed with this report)

24            Consent of Arthur Andersen LLP (filed with this report)

27            Financial Data Schedule (filed with this report)
-------------------------
+ Management Contracts and Compensatory Plans, Contracts or Arrangements.
1 Incorporated by reference to Form 8-K dated October 12, 1994.
2  Incorporated by reference to Form 8-K dated January 3, 1995.
3   Incorporated   by  reference  to  the  Exhibits  filed  with  the  Company's
Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).
4 Incorporated by reference to the Exhibits files with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
5 Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740).
6 Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
7  Incorporated  by reference to the Exhibits filed with the Company's
Quarterly  Report  on  Form  10-Q  for the  quarter  ended  March  26,  1994.
8 Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994.
9 Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K dated January 3, 1995 and filed January 17, 1995.
10 Incorporated by reference to the Exhibits files with the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

        (b) Reports on Form 8-K.

        None

                                            SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         R&B, Inc.

Date: March 27, 1998                     By:   Richard N. Berman
                                         -----------------------
                                          Richard N. Berman, Chairman, President
                                          and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature               Capacity                      Date

  Richard N. Berman             President, Chief Executive    March 27 , 1998
   Richard N. Berman            Officer, and Chairman of the
                                Board of Directors
                                (principal executive officer)

 Malcolm S. Walter              Chief Financial Officer       March 27, 1998
   Malcolm S. Walter            (principal financial and
                                accounting officer)

 Steven L. Berman               Executive Vice President,     March 27, 1998
   Steven L. Berman             Secretary-Treasurer, and
                                Director



 George L. Bernstein            Director                      March 27, 1998
   George L. Bernstein


 Edgar W. Levin                 Director                      March 27, 1998
   Edgar W. Levin


 John F. Creamer, Jr.           Director                      March 27, 1998
   John F. Creamer, Jr.

 Jack A. Robinson               Director                      March 27, 1998
   Jack A. Robinson

                              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON FINANCIAL STATEMENT SCHEDULE

To R&B, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of R&B, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 19, 1998. Our audit was made for the purpose of forming an opinion on the statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   Arthur Andersen LLP

Philadelphia, PA
     February 19, 1998



                                             SCHEDULE II
                                  VALUATION AND QUALIFYING ACCOUNTS
(in thousands)                                                   For the Year Ended
----------------------------------------------- -----------------------------------------------------
                                                   December 27,       December 28,     December 30,
                                                       1997               1996             1995
                                                ------------------  ---------------- ----------------
Allowance for doubtful accounts:
     Balance, beginning of period                             $962              $653             $226
     Provision                                                 417               519              467
     Charge-offs                                             (370)             (210)             (40)
----------------------------------------------- ------------------  ---------------- ----------------
     Balance, end of period                                 $1,009              $962             $653
=============================================== ==================  ================ ================
Allowance for customer credits:
     Balance, beginning of period                          $10,343            $6,826           $3,429
     Provision                                              23,268            26,427           20,338
     Charge-offs                                          (27,406)          (22,910)         (16,941)
----------------------------------------------- ------------------  ---------------- ----------------
     Balance, end of period                                 $6,205           $10,343           $6,826
=============================================== ==================  ================ ================