Form 10-Q
period 1998-03-28
R & B INC
filed 1998-05-11
CIK 868780

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

                         For the quarterly period ended March 28, 1998

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

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 8, 1998 the Registrant had 8,068,581 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                   R & B, INC. AND SUBSIDIARIES

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                          MARCH 28, 1998


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Income:
                   Thirteen Weeks Ended March 28, 1998 and March 29, 1997 3

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

                                  PART I.  FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)



                                                               For the Thirteen Weeks Ended
                                                              ------------------------------
                                                                   March 28,      March 29,
(in thousands, except per share data)                               1998        1997
--------------------------------------------------------------------------------------------

Net Sales                                                             $39,012        $33,299
Cost of goods sold                                                     23,985         19,994
--------------------------------------------------------------------------------------------
         Gross profit                                                  15,027         13,305
Selling, general and administrative expenses                           12,235         10,692
--------------------------------------------------------------------------------------------
         Income from operations                                         2,792          2,613
Interest expense, net                                                     940          1,100
--------------------------------------------------------------------------------------------
         Income before taxes                                            1,852          1,513
Provision for taxes                                                       676            552
--------------------------------------------------------------------------------------------
         Net Income                                                 $   1,176          $ 961
============================================================================================
Earnings Per Share
        Basic                                                           $0.14          $0.12
        Diluted                                                          0.14           0.12
Average Shares Outstanding
        Basic                                                           8,318          8,027
        Diluted                                                         8,409          8,027
============================================================================================



      The accompanying Notes are an integral part of these Consolidated Financial Statements.




                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                        March 28,       December 27,
 (in thousands, except share data)                         1998              1997
--------------------------------------------------- ----------------- -----------------
                                                       (unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                   $2,478            $1,601
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $7,332 and $7,214        38,099            37,536
  Inventories                                                  44,186            38,264
  Deferred income taxes                                         1,186             1,186
  Prepaids and other current assets                               698             1,461
--------------------------------------------------- ----------------- -----------------
     Total current assets                                      86,647            80,048
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             16,300            16,382
Intangible Assets                                              32,055            29,747
Other Assets                                                    2,471             2,530
--------------------------------------------------- ----------------- -----------------
      Total                                                  $137,473          $128,707
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                           $ 7,237            $6,611
  Accounts payable                                             12,364             8,982
  Accrued compensation                                          3,009             2,923
  Other accrued liabilities                                     4,991             2,923
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  27,601            21,439
Long-Term Debt                                                 43,120            44,336
Deferred Income Taxes                                           1,770             1,770
Commitments and Contingencies  (Note 5)
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,318,037 and 8,026,254               83                81
   Additional paid-in capital                                  32,901            30,221
   Cumulative translation adjustments                             (38)                -
   Retained earnings                                           32,036            30,860
   Total shareholders' equity                                  64,982            61,162
--------------------------------------------------- ----------------- -----------------
      Total                                                  $137,473          $128,707
=================================================== ================= =================

      The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)


                                                                    For the Thirteen Weeks Ended
                                                               --------------------------------------
                                                                   March 28,           March 29,
(in thousands)                                                        1998                1997
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Operating Activities:
Net income                                                                $ 1,176                $961
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                            1,156               1,079
   Provision for doubtful accounts                                            132                  68
Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                       282                 678
    Inventories                                                            (3,212)               (755)
    Prepaids and other current assets                                         980                  95
    Other assets                                                              (44)               (852)
    Accounts payable                                                        2,013                 350
    Other accrued liabilities                                               1,301               1,035
-------------------------------------------------------------- ------------------ -------------------
       Cash provided by operating activities                                3,784               2,659
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                   (573)               (476)
   Business acquisitions, net of cash acquired                               (980)                  -

-------------------------------------------------------------- ------------------ -------------------
      Cash used in investing activities                                    (1,553)               (476)
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Financing Activities:
  ACTIVITIES:  a
   Net proceeds from revolving credit                                         500               1,650
   Repayment of term loans and capitalized lease obligations               (1,866)             (1,516)
   Proceeds from common stock issuances                                        12                   -
-------------------------------------------------------------- ------------------ -------------------
       Cash (used in) provided by financing activities                     (1,354)                134
-------------------------------------------------------------- ------------------ -------------------
Net Increase in Cash and Cash Equivalents                                     877               2,317
Cash and Cash Equivalents, Beginning of Period                              1,601                 923
-------------------------------------------------------------- ------------------ -------------------
Cash and Cash Equivalents, End of Period                                   $2,478              $3,240
============================================================== ================== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                        $   834             $   732
    Cash paid for income taxes                                           $     32             $   590


   The accompanying Notes are an integral part of these Consolidated Financial Statements.

                          R&B, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE THIRTEEN WEEKS ENDED MARCH 28, 1998 AND MARCH 29, 1997 (UNAUDITED)



1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 1998. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 27, 1997.



2. Inventories

        Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:

                      March 28,     December 27,
(in thousands)           1998           1997
------------------- -------------- --------------
Bulk product               $22,909        $21,800
Finished product            16,945         12,737
Packaging materials          4,332          3,727
------------------- -------------- --------------
Total                      $44,186        $38,264
=================== ============== ==============


3. Intangible Assets

        Intangible assets consist of goodwill, patents and a non-compete covenant. Goodwill is amortized over a period of 40 years with patents and the non-compete covenant amortized over the specific life of each asset. At March 28, 1998, goodwill was $30.7 million, patents were $1.2 million and the non-compete covenant was $0.2 million. Amortization of these assets was $0.3 million and $0.3 in the first quarter of 1998 and 1997, respectively.

4. Earnings Per Share

        The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" in 1997. In conformity with SFAS 128, the Company has included basic and diluted earnings per share on the face of the Statements of Income for each year presented. The difference between basis and diluted average shares outstanding is the dilutive effect of stock options.

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

    In January of 1998, the Company acquired the outstanding stock of Scan-Tech USA/Sweden AB ("Scan-Tech"). Headquartered in Stockholm, Sweden, Scan-Tech is a distributor of replacement automotive parts, primarily Volvo and Saab, throughout Europe, the United States, Russia, the Middle East, and the Far East.

Results of Operations

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Income.

                                                       Percentage of Net Sales
                                                    For the Thirteen Weeks Ended
                                        --------------------------------------------------
                                                March 28,                March 29,
                                                  1998                      1997
--------------------------------------- ------------------------- ------------------------
Net sales                                                  100.0%                   100.0%
Cost of goods sold                                           61.5                     60.0
--------------------------------------- ------------------------- ------------------------
Gross profit                                                 38.5                     40.0
Selling, general and administrative expenses                 31.4                     32.2
--------------------------------------- ------------------------- ------------------------
Income from operations                                        7.1                      7.8
Interest expense, net                                         2.4                      3.3
--------------------------------------- ------------------------- ------------------------
Income before taxes                                           4.7                      4.5
Provision for taxes                                           1.7                      1.7
--------------------------------------- ------------------------- ------------------------
Net income                                                   3.0%                     2.9%
======================================= ========================= ========================



Thirteen Weeks Ended March 28, 1998 Compared to
  Thirteen Weeks Ended March 29, 1997


    Net sales increased to $39.0 million for the thirteen weeks ended March 28, 1998 from $33.3 million for the same period in 1997, an increase of 17.2%. The acquisition of Scan-Tech accounted for $3.2 million of this increase while the remaining $2.5 million resulted from increased sales in all segments of our core business, particularly the retail segment.

    Cost of goods sold for the thirteen weeks ended March 28, 1998 increased to $24.0 million from $20.0 million for the same period in 1997, an increase of 20.0%. As a percent of net sales, cost of goods sold for the thirteen weeks ended March 28, 1998 increased to 61.5% from 60.0% for the thirteen weeks ended March 29, 1997. This percentage increase resulted from the acquisition of Scan-Tech, which realizes lower gross margins than the Company's historical levels, and increased sales to the Company's largest customers, which have relatively lower margins.

    Selling, general and administrative expenses for the thirteen weeks ended March 28, 1998 increased to $12.2 million from $10.7 million for the thirteen weeks ended March 29, 1997, an increase of 14.4%. As a percent of net sales, however, selling, general and administrative expenses decreased to 31.4% from 32.1%. The increase of $1.5 million includes the expenses for Scan-Tech ($0.3 million), recruiting fees for new employees, increased salaries, freight, commissions and amortization of goodwill associated with Scan-Tech.

    Interest expense, net, decreased to $0.9 million for the thirteen weeks ended March 28, 1998 from $1.1million for the thirteen weeks ended March 29, 1997. This decrease was the result of lower borrowings.

    A provision for income taxes of $0.7 million was recorded for the thirteen weeks ended March 28, 1998 and $0.6 million was recorded for the thirteen weeks ended March 29, 1997. The Company's effective tax rate was 36.5% for both periods.

    Net income increased to $1.2 million for the thirteen weeks ended March 28, 1998 from $1.0 million for the thirteen weeks ended March 29, 1997. As a percentage of net sales, net income increased to 3.0% for the thirteen week period in 1998 from 2.9% for the same period in 1997.

Liquidity and Capital Resources

    The Company has financed its growth primarily through cash flow from its operations and borrowings under its credit facility. Working capital was $59.0 million as of March 28, 1998 and $64.1 million as of March 29, 1997. The Company believes that the cash generated from operations and borrowings available under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

    Net cash provided by operating activities was $3.8 million for the thirteen weeks ended March 28, 1998 and $2.7 million for the thirteen weeks ended March 29, 1997. These amounts represent net income plus depreciation and amortization less changes in working capital. During 1998, the most significant changes were increases in inventories, accounts payable and other accrued liabilities. During 1997, the most significant changes were increases in other accrued liabilities, other assets and inventories.

    Net cash used in investing activities amounted to $1.6 million and $0.5 million for the thirteen weeks ended March 28, 1998 and March 29, 1997, respectively. In 1998, the acquisition of Scan-Tech and additions to property, plant and equipment accounted for the investing activities. In 1997, additions to property, plant and equipment accounted for all of the cash used.

    Net cash used in financing activities amounted to $1.3 million for the thirteen weeks ended March 28, 1998 and net cash provided by financing activities amounted to $0.1 million for the thirteen weeks ended March 29, 1997. In 1998, repayments of term loans and capitalized leases was partially offset by advances under the Company's revolving credit facility. In 1997, proceeds from the Company's revolving credit facility nearly equaled the repayment of term loans and capitalized lease obligations.

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

    In December 1996, the revolving credit portion of the facility was increased from $30.0 million to $35.0 million. Borrowings under the revolving credit portion of the facility and the 1996 Term Loan are subject to a borrowing base computation equal to 80% of qualified receivables and 50% of qualified inventories, as defined. The credit facility is secured by the stock of the
Company's subsidiaries and first priority liens on the Company's and subsidiaries assets, including accounts receivable, inventory and all other tangible or intangible property. At March 28, 1998, the Company had borrowings of $24.5 million under the term loans and $19.0 million under the revolving facility and has $16.0 million of borrowing capacity under the revolving facility.

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

    Foreign Currency Fluctuations. Approximately 40% of the Company's products are purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuation in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, to the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase. The Company attempts to lessen the impact of these currency fluctuations by resourcing its purchases to other countries.

Impact of Inflation

    The Company has not generally been adversely affected by inflation. The Company believes that price increases resulting from inflation generally could be passed on to its customers, since prices charged by the Company are not set by long-term contracts.

The Acquisition of Scan-Tech

    In January 1998, the Company acquired the outstanding stock of Scan-Tech USA/Sweden AB and related entities ("Scan-Tech"). Headquartered in Stockholm, Sweden, Scan-Tech is a distributor of replacement automotive parts, primarily Volvo and Saab, throughout Europe, the United States, Russia, the Middle East and Far East with annual sales of approximately $10 million in 1997. The acquisition was effected through the payment of $1 million in cash, 350,000 shares of the Company's common stock and assumption of certain liabilities including approximately $0.8 million in bank debt. Of the shares, 250,000 will vest over four years and will be included in the computation of the purchase price. The remaining 100,000 are subject to performance criteria and will be included in the computation of purchase price as the criteria are met.

The Champ Transaction

    In October 1997, the Company announced that it had signed a letter of intent to acquire selective assets of the Service Line Division (" Champ") of Standard Motor Products, Inc. for approximately $8 million representing the net asset value of inventories. Headquartered in Edwardsville, Kansas, the Service Line Division includes the Champ Service Line, APS Service Line and Pik-A-Nut. Champ had annual sales of approximately $40 million in 1997. The transaction is expected to close in the third quarter of 1998, and is subject to certain pre-closing conditions and post-closing adjustments.

    The Company has arranged for an additional $10 million in term debt from its bank syndicate which it expects to use to finance this acquisition and associated costs. The new debt, with interest at Libor plus 130 basis points, has a five-year term and will be payable in equal quarterly installments of $0.5 beginning in October, 1998.

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


                                                   R & B, INC.



Date   May 11, 1998                         \s\ Richard Berman
                                            Richard Berman
                                            President




Date    May 11, 1998                        \s\ Malcolm Walter
                                            Malcolm Walter
                                            Chief Financial & Accounting Officer