Form 10-Q
period 1998-06-27
R & B INC
filed 1998-08-06
CIK 868780

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

                         For the quarterly period ended June 27, 1998

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

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 4, 1998 the Registrant had 8,073,820 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                            R & B, INC.

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                           June 27, 1998


                                                                 Page
Part I -- FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements (unaudited)

               Statements of Income:
                   Thirteen  Weeks  Ended  June 27,  1998  and
                    June 28,  1997.................................3
                   Twenty-six Weeks Ended June 27, 1998 and
                    June 28, 1997..................................4

               Balance Sheets .....................................5

               Statements of Cash Flows ...........................6

               Notes to Financial Statements ......................7

        Item 2. Management's Discussion and
                   Analysis of Financial Condition and
                   Results of Operations ..........................8

Part II -- OTHER INFORMATION

        Item 1. Legal Proceedings ................................13

        Item 6. Exhibits and Reports on Form 8-K .................13

        Signature     ............................................14


                                  PART I.  FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)



--------------------------------------------------------------------------------------------
                                                               For the Thirteen Weeks Ended
                                                              ------------------------------
                                                                   June 27,        June 28,
(in thousands, except per share data)                               1998             1997
--------------------------------------------------------------------------------------------

Net Sales                                                           $42,047        $40,959
Cost of goods sold                                                   25,448         25,045
--------------------------------------------------------------------------------------------
         Gross profit                                                16,599         15,914
Selling, general and administrative expenses                         11,755         11,310
--------------------------------------------------------------------------------------------
         Income from operations                                       4,844          4,604
Interest expense, net                                                 1,083          1,055
--------------------------------------------------------------------------------------------
         Income before taxes                                          3,761          3,549
Provision for taxes                                                   1,373          1,296
--------------------------------------------------------------------------------------------
         Net Income                                                 $ 2,388        $ 2,253
--------------------------------------------------------------------------------------------
Earnings Per Share:
         Basic                                                        $0.29          $0.28
         Diluted                                                      $0.28          $0.28
--------------------------------------------------------------------------------------------
    Average Shares Outstanding:
           Basic                                                      8,329          8,027
          Diluted                                                     8,494          8,027
--------------------------------------------------------------------------------------------



       The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                     R&B, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (unaudited)



--------------------------------------------------------------------------------------------
                                                              For the Twenty-six Weeks Ended
                                                              ------------------------------
                                                                   June 27,        June 28,
(in thousands, except per share data)                               1998             1997
--------------------------------------------------------------------------------------------

Net Sales                                                           $81,059        $74,258
Cost of goods sold                                                   49,433         45,039
--------------------------------------------------------------------------------------------
         Gross profit                                                31,626         29,219
Selling, general and administrative expenses                         23,990         22,002
--------------------------------------------------------------------------------------------
         Income from operations                                       7,636          7,217
Interest expense, net                                                 2,023          2,155
--------------------------------------------------------------------------------------------
         Income before taxes                                          5,613          5,062
Provision for taxes                                                   2,049          1,848
--------------------------------------------------------------------------------------------
         Net Income                                                 $ 3,564         $3,214
--------------------------------------------------------------------------------------------
Earnings Per Share:
         Basic                                                        $0.43          $0.40
         Diluted                                                      $0.42          $0.40
--------------------------------------------------------------------------------------------
    Average Shares Outstanding:
           Basic                                                      8,317          7,997
          Diluted                                                     8,481          7,997
--------------------------------------------------------------------------------------------



       The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                     R&B, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                         June 27,               December 27,
 (in thousands, except share data)                          1998                   1997
--------------------------------------------------------------------------------------------
Assets                                                  (unaudited)
Current Assets:
   Cash and cash equivalents                                   $ 3,051              $1,601
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $7,253 and $7,214         36,520              37,536
  Inventories                                                   45,950              38,264
  Deferred income taxes                                          1,186               1,186
  Prepaids and other current assets                              2,556               1,461
--------------------------------------------------------------------------------------------
     Total current assets                                       89,263              80,048
--------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                              17,104              16,382
Intangible Assets                                               31,793              29,747
Other Assets                                                     2,594               2,530
--------------------------------------------------------------------------------------------
      Total                                                   $140,754            $128,707
--------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                            $ 5,528             $ 6,611
  Accounts payable                                              12,674               8,982
  Accrued compensation                                           3,058               2,923
  Other accrued liabilities                                      4,273               2,923
--------------------------------------------------------------------------------------------
    Total current liabilities                                   25,533              21,439
--------------------------------------------------------------------------------------------
Long-Term Debt                                                  45,744              44,336
Deferred Income Taxes                                            1,770               1,770
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,336,532 and 8,066,543                83                  81
   Additional paid-in capital                                   33,083              30,221
   Cumulative translation adjustments                              117                -
   Retained earnings                                            34,424              30,860
--------------------------------------------------------------------------------------------
    Total shareholders' equity                                  67,707              61,162
--------------------------------------------------------------------------------------------
      Total                                                   $140,754            $128,707
--------------------------------------------------------------------------------------------

       The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                     R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)

----------------------------------------------------------------------------------------------------------
                                                                     For the Twenty-six Weeks Ended
                                                              --------------------------------------------

                                                                     June 27,             June 28,
(in thousands)                                                         1998                  1997
----------------------------------------------------------------------------------------------------------



Cash Flows from Operating Activities:
Net income                                                                $3,564                $3,214
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                           2,439                 2,196
   Provision for doubtful accounts                                           293                   183
Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                    1,700               (1,855)
    Inventories                                                          (4,976)                 3,844
    Prepaids and other current assets                                      (878)                   167
    Other assets                                                           (273)                 (226)
    Accounts payable                                                       2,395                 1,173
    Other accrued liabilities                                                632                 1,064
----------------------------------------------------------------------------------------------------------
       Cash provided by operating activities                               4,896                 9,760
----------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
   Property, plant and equipment additions                               (2,209)               (1,871)
   Proceeds from sale and leaseback transaction                            2,118                 -
   Business acquisitions                                                   (980)                 -
----------------------------------------------------------------------------------------------------------
      Cash used in investing activities                                  (1,071)               (1,871)
----------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
  ACTIVITIES:
   Net proceeds from (repayments of) revolving credit                        850               (3,850)
   Repayment of term loans and capitalized lease obligations             (3,419)               (3,031)
   Proceeds from common stock issuances                                      194                     1
----------------------------------------------------------------------------------------------------------
       Cash used in financing activities                                 (2,375)               (6,880)
----------------------------------------------------------------------------------------------------------
Net Increase in Cash Equivalents                                           1,450                 1,009
Cash and Cash Equivalents, Beginning of Period                             1,601                   923
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                  $3,051                $1,932
----------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
    Cash paid for interest expense                                       $ 1,641                $1,971
    Cash paid for income taxes                                           $   467                $1,290

       The accompanying Notes are an integral part of these Consolidated Financial Statements.

                           R&B, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE TWENTY-SIX WEEKS ENDED JUNE 27, 1998 AND JUNE 28, 1997 (UNAUDITED)

1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 27, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 1998. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 27, 1997.

2. Inventories

        Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:

                        June 27,      December 27,
(in thousands)            1998            1997
-----------------------------------------------------

Bulk product              $23,642         $21,800
Finished product           18,136          12,737
Packaging materials         4,172           3,727
-----------------------------------------------------
Total                     $45,950         $38,264
-----------------------------------------------------

3. Intangible Assets

        Intangible assets consist of goodwill, patents and a non-compete covenant. Goodwill is amortized over a period of 40 years with patents and the non-compete covenant amortized over the specific life of each asset. At June 27, 1998, goodwill was $30.5 million, patents were $1.2 million and the non-compete covenant was $0.2 million. Amortization of these assets was $0.7 million and $0.6 million in the twenty-six weeks of 1998 and 1997, respectively.

4. Earnings Per Share

        The company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" in 1997. In conformity with SFAS 128, the Company has included basic and diluted earnings per share on the face of the Statement of Income for each period presented. The difference between basis and diluted average shares outstanding is the dilutive effect of stock options.

5. Subsequent Event

        In May 1998, the Company came to terms with a group of three insurance companies to provide the Company with $60 million in senior, unsecured notes. The notes carry a fixed interest rate of 6.81% and are payable in 10 years including a four-year, interest only period. Proceeds from the notes will be used to pay down all bank debt, fund the Champ acquisition and provide working capital. This transaction will close on or about August 19, 1998.

        Concurrent with this closing, the Company will replace the existing bank facilities with a new $35 million, unsecured revolver from a syndicate of commercial banks comprised of First Union and National City Bank. The revolver has a term of five years and an interest rate equal to Libor plus 75 basis points.

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

    The Company calculates its net sales by subtracting credits and allowances from gross sales. Credits and allowances include costs for co-operative advertising, product returns, discounts given to customers who purchase new products for inclusion in their stores, and the cost of competitors' products that are purchased from the customer in order to induce a customer to purchase new product lines from the Company. The credits and allowances are designed to increase market penetration and increase the num-

ber of product lines carried by customers by displacing competitors' products within customers' stores and promoting consolidation of customers' suppliers.

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

                                                   Percentage of Net Sales
                       ----------------------------------------------------------------------------

                            For the Thirteen Weeks Ended        For the Twenty-six Weeks Ended
                       ----------------------------------------------------------------------------

                             June 27,          June 28,           June 27,          June 28,
                               1998              1997               1998              1997
---------------------------------------------------------------------------------------------------

Net sales                     100.0%           100.0%             100.0%             100.0%
Cost of goods sold             60.5             61.1               61.0               60.7
---------------------------------------------------------------------------------------------------
Gross profit                   39.5             38.9               39.0               39.3
Selling, general and
 administrative expenses       28.0             27.6               29.6               29.6
---------------------------------------------------------------------------------------------------
Income from operations         11.5             11.5                9.4                9.7
Interest expense, net           2.6              2.6                2.5                2.9
---------------------------------------------------------------------------------------------------
Income before taxes             8.9              8.7                6.9                6.8
Provision for taxes             3.2              3.2                2.5                2.5
---------------------------------------------------------------------------------------------------
Net income                     5.7%             5 .5%              4.4%                4.3%
---------------------------------------------------------------------------------------------------


Thirteen Weeks Ended June 27, 1998 Compared to
     Thirteen Weeks Ended June 28, 1997

    Net sales increased to $42.0 million for the thirteen weeks ended June 27,1998 from $41.0 million for the same period in 1997, an increase of 2.7%. The acquisition of Scan-Tech accounted for $3.1 million of this increase which was offset by a $2.1 million decrease in all other sales. This decrease resulted primarily from changes in customer ordering patterns, the loss of five shipping days in 1998 due to the installation of the new computer system and the re-scheduling of product "roll-outs" from the second quarter this year into the third and fourth quarters of 1998.

    Cost of goods sold for the thirteen weeks ended June 27, 1998 increased to $25.4 million from $25.0 million for the same period in 1997, an increase of 1.6%. As a percent of net sales, cost of goods sold for the thirteen weeks ended June 27, 1998 decreased to 60.5% from 61.1% for the same period in 1997. This improvement in cost of goods sold resulted from a combination of sales mix, a price increase and reductions in cost of goods sold due to better sourcing and more efficient packaging.

    Selling, general and administrative expenses for the thirteen weeks ended June 27, 1998 increased to $11.8 million from $11.3 million for the thirteen weeks ended June 28, 1997, an increase of 3.9%. As a percentage of net sales, selling general and administrative expenses increased to 28.0% from 27.6% for the same period last year. The increase in this percentage would have been eliminated if the customer's orders originally scheduled to ship in the second quarter had not been rescheduled to the third and fourth quarters of 1998.

    Interest expense, net, remained flat quarter over quarter at $1.1 million and also as a percentage of net sales at 2.6% for both years.

    A provision for income taxes of $1.4 million was recorded for the thirteen weeks ended June 27, 1998 and $1.3 million was recorded for the thirteen weeks ended June 28, 1997, an increase of 5.9%. The Company's effective tax rate remained unchanged at 36.5% for both periods.

    Net income increased to $2.4 million for the thirteen weeks ended June 27, 1998 from $2.3 million of the thirteen weeks ended June 28, 1997, an increase of 6.0%. As a percentage of net sales, net income increased to 5.7% for the thirteen weeks period in 1998 from 5.5% for the same period in 1997.


Twenty-six Weeks Ended June 27, 1998 Compared to
    Twenty-six Weeks Ended June 28, 1997

    Net sales increased to $81.1 million for the twenty-six weeks ended June 27, 1998 from $74.3 million for the same period in 1997, an increase of 9.2%. The acquisition of Scan-Tech accounted for $6.3 million of this increase while the remaining sales for the twenty-six weeks ended June 27, 1998 were essentially flat with the same period in 1997 reflecting an increase of only $0.5 million.

    Cost of goods sold for the twenty-six weeks ended June 27, 1998 increased to $49.4 million from $45.0 million for the same period in 1997, an increase of 9.8%. As a percent of net sales, cost of goods sold for the twenty-six weeks ended June 27, 1998 increased to 61.0% from 60.7% for the same period in 1997. This percentage increase resulted from the acquisition of Scan-Tech, which realizes relatively lower gross margins than the Company's historic levels, and increased sales to the Company's largest customers, which have lower margins.

    Selling, general and administrative expenses for the twenty-six weeks ended June 27, 1998 increased to $24.0 million from $22.0 million for the twenty-six weeks ended June 28, 1997, an increase of 9.0%. As a percentage of net sales, selling, general and administrative expenses remained the same in both periods at 29.6%. The increase of $2.0 million is primarily due to the acquisition of Scan-Tech in addition to general increases in salaries and benefits.


    Interest expense, net, decreased to $2.0 million for the twenty-six weeks ended June 27, 1998 from $2.2 million for the twenty-six weeks ended June 28, 1997, a decrease of 6.1%. This decrease was the result of lower average borrowings during the periods.

    A provision for income taxes of $2.0 million was recorded for the twenty-six weeks ended June 27, 1998 and $1.8 million was recorded for the twenty-six weeks ended June 28, 1997, an increase of 10.9%. The Company's effective tax rate remained unchanged at 36.5% for both periods.

    Net income increased to $3.6 million for the twenty-six weeks ended June 27, 1998 from $3.2 million of the twenty-six weeks ended June 28, 1997, an increase of 10.9%. As a percentage of net sales, net income increased to 4.4% for the twenty-six weeks period in 1998 from 4.3% for the same period in 1997.

Liquidity and Capital Resources

    The Company has financed its growth primarily through cash flow from its operations and borrowings under its credit facility. Working capital was $63.7 million as of June 27, 1998 and $59.5 million as of June 28, 1997. The Company believes that the cash generated from operations and borrowings available under its revised revolving credit facilities will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future (see Note 5 - Subsequent Event).

    Net cash provided by operating activities was $4.9 million for the twenty-six weeks ended June 27, 1998 and $9.8 million for the twenty-six weeks ended June 28, 1997. These amounts represent net income plus depreciation, amortization and changes in working capital. During 1998, the most significant changes were cash generated from accounts payable and accounts receivable offset by increases in inventories. During 1997, the most significant changes were cash generated from inventories, accounts payable and other accrued liabilities offset somewhat by an increase in accounts receivable.

    Net cash used in investing activities amounted to $1.1 million for the twenty-six weeks ended June 27, 1998 and $1.9 million for the twenty-six weeks ended June 28, 1997. In 1998, the acquisition of Scan-Tech and additions to property, plant and equipment, including the new computer system, offset by proceeds from a sale and leaseback of the computer system to an equipment financing company, accounted for the cash used in investing activities. In 1997, the additions to property, plant and equipment accounted for all of the cash used in investing activities.

    Net cash used in financing activities amounted to $2.4 million for the twenty-six weeks ended June 27, 1998 and $6.9 million for the twenty-six weeks ended June 28, 1997. In 1998, cash was used for repayments of term loans and capitalized leases offset by borrowings under the revolving credit facility and proceeds from stock issuances. In 1997, cash was used to paydown a portion of the revolving credit facility and the continued paydown of term debt and capitalized lease obligations.

    Commercial Borrowings. In January 1995, the Company expanded its credit facility to $60.0 million from a syndicate of commercial banks comprised of First Union (formerly CoreStates Bank, N.A.) (Agent), the Fifth Third Bank N.A. and a third bank who was replaced by National City Bank in 1997. The credit facility consists of a term portion of $25.0 million (1995 Term Loan), a revolving credit portion of $30.0 million, and a letter of credit portion of $5.0 million used to secure the Bonds. The term portion of this facility bears interest at a floating rate equal, at the Company's option, to Libor plus 110 basis points, or First Union's prime rate, has a seven-year term and requires graduated amortization payments in the amount of $3.5 million in 1998 increasing by $0.5 million each year thereafter with a final payment of $6.0 million in 2001. The revolving credit portion bears interest at a floating rate equal, at the Company's option, to Libor plus 85 basis points, or First Union's prime rate, and expires January 31, 2001. In April, 1996, the Company amended its credit facility to include a new $12.0 million term loan (1996 Term Loan) with interest at a floating rate equal, at the Company's option to Libor plus 150 basis points, or the Bank's prime rate. The loan has a five year term and is payable in equal monthly principal payments of $200,000.

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

    In December 1996, the revolving credit portion of the facility was increased from $30.0 million to $35.0 million. Borrowings under the revolving credit portion of the facility and the 1996 Term Loan are subject to a borrowing base computation equal to 80% of qualified receivables and 50% of qualified inventories, as defined. The credit facility is secured by the stock of the
Company's subsidiaries and first priority liens on the Company's and subsidiaries assets, including accounts receivable, inventory and all other tangible or intangible property. At June 27, 1998, the Company had borrowings of $23.0 million under the term loans and $19.4 million under the revolving facility and has $15.6 million of borrowing capacity under the revolving facility.

    Industrial Revenue Bonds. Construction of the Company's Warsaw, Kentucky facility in 1990 was funded by the Bonds. The Bonds bear interest at an annual rate of 4% payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due in July, 2009.

    Capitalized Leases. The Company's leases for its Pennsylvania and Georgia facilities are recorded as capitalized leases in the Company's financial statements. During the second quarter the Company financed the purchase of its new computer hardware and software with equipment lease financing arrangements from a financial institution in the amount of $3.2 million. The lease is payable over three years at $97,500 per month including interest imputed at 6.23%.

Subsequent Event

    In May 1998, the Company came to terms with a group of three insurance companies to provide the Company with $60 million in senior, unsecured notes. The notes carry a fixed interest rate of 6.81% and are payable in 10 years including a four-year, interest only period. Proceeds from the notes will be used to pay down all bank debt, fund the Champ acquisition and provide working capital. This transaction will close on or about August 19, 1998.

    Concurrent with this closing, the Company will replace the existing bank facilities with a new $35 million, unsecured revolver from a syndicate of commercial banks comprised of First Union and National City Bank. The revolver has a term of five years and an interest rate equal to Libor plus 75 basis points.

    Under the terms of both agreements, the Company must maintain minimum net worth requirements and a funded debt to capital of not greater than 60%.


Impact of Inflation

    The Company has not generally been adversely affected by inflation. The Company believes that price increases resulting from inflation generally could be passed on to its customers, since prices charged by the Company are not set by long-term contracts.


Cautionary Statement Regarding Forward Looking Statements

    Certain statements periodically made by or on behalf of the Company and certain statements contained herein including statements in Management's Discussion and Analysis of Financial Condition and Results of Operation and certain other statements contained herein regarding matters that are not historical fact are forward looking statements (as such term is defined in the Securities Act of 1933), and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that cause actual results to differ materially include but are not limited to those factors discussed in "Business - Investment Considerations" included in the Company's Annual Report on Form 10-K for the year ended December 27, 1997.

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


                                                   R & B, INC.



Date   August 6, 1998                              Richard Berman
                                                   Richard Berman
                                                   President




Date    August 6, 1998                             Malcolm Walter
                                                   Malcolm Walter
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer