Form 10-Q
period 1998-09-26
R & B INC
filed 1998-11-12
CIK 868780

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

                       For the quarterly period ended September 26, 1998

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

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 10, 1998 the Registrant had 8,076,199 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                            R & B, INC.

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                        September 26, 1998


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Income:
                 Thirteen Weeks Ended September 26, 1998 and
                   September 27, 1997                                     3
                 Thirty-nine  Weeks Ended  September  26, 1998 and
                   September 27, 1997                                     4

               Balance Sheets.......................................      5

               Statements of Cash Flows.............................      6

               Notes to Financial Statements........................      7

        Item 2.Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations.............................      9

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................     14

        Item 6.Exhibits and Reports on Form 8-K.....................     14

        Signature     ..............................................     15

                                  PART I.  FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)



                                                              For the Thirteen Weeks Ended
                                                              -----------------------------
                                                              September 26,   September 27,
(in thousands, except per share data)                              1998           1997
-------------------------------------------------------------------------------------------

Net Sales                                                            $44,509        $40,817
Cost of goods sold                                                    26,479         24,669
-------------------------------------------------------------------------------------------
         Gross profit                                                 18,030         16,148
Selling, general and administrative expenses                          13,057         11,525
-------------------------------------------------------------------------------------------
         Income from operations                                        4,973          4,623
Interest expense, net                                                  1,040            974
-------------------------------------------------------------------------------------------
         Income before taxes                                           3,933          3,649
Provision for taxes                                                    1,430          1,319
-------------------------------------------------------------------------------------------
         Net Income                                                  $ 2,503        $ 2,330

===========================================================================================
Earnings Per Share
         Basic                                                         $0.30          $0.29
         Diluted                                                        0.30           0.29
===========================================================================================
Average Shares Outstanding
         Basic                                                         8,337          8,031
         Diluted                                                       8,438          8,031



      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)


                                                              For the Thirty-nine Weeks Ended
                                                              -----------------------------
                                                              September 26,     September 27,
(in thousands, except per share data)                               1998            1997
-------------------------------------------------------------------------------------------

Net Sales                                                           $125,568       $115,075
Cost of goods sold                                                    75,912         69,708
-------------------------------------------------------------------------------------------
         Gross profit                                                 49,656         45,367
Selling, general and administrative expenses                          37,047         33,527
-------------------------------------------------------------------------------------------
         Income from operations                                       12,609         11,840
Interest expense, net                                                  3,063          3,129
-------------------------------------------------------------------------------------------
         Income before taxes                                           9,546          8,711
Provision for taxes                                                    3,479          3,167
-------------------------------------------------------------------------------------------
         Net Income                                                  $ 6,067        $ 5,544
===========================================================================================
Earnings Per Share
         Basic                                                         $0.73          $0.69
         Diluted                                                        0.72           0.69
===========================================================================================
Average Shares Outstanding
        Basic                                                          8,323          8,028
        Diluted                                                        8,424          8,028
===========================================================================================



      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                      September 26,     December 27,
 (in thousands, except share data)                         1998              1997
--------------------------------------------------- ----------------- -----------------
                                                       (unaudited)
Assets
Current Assets:
   Cash and cash equivalent                                   $15,666            $1,601
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $9,758 and $7,214        40,466            37,536
  Inventories                                                  50,430            38,264
  Deferred income taxes                                         1,186             1,186
  Prepaids and other current assets                             2,178             1,461
--------------------------------------------------- ----------------- -----------------
     Total current assets                                     109,926            80,048
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             19,508            16,382
Intangible Assets                                              31,401            29,747
Other Assets                                                    3,485             2,530
--------------------------------------------------- ----------------- -----------------
      Total                                                  $164,320          $128,707
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                           $ 2,441            $6,611
  Accounts payable                                             12,812             8,982
  Accrued compensation                                          3,911             2,923
  Other accrued liabilities                                     5,671             2,923
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  24,835            21,439
Long-Term Debt                                                 67,556            44,336
Deferred Income Taxes                                           1,770             1,770
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,336,710 and 8,066,543               83                81
   Additional paid-in capital                                  33,084            30,221
   Cumulative translation adjustments                              65                 -
   Retained earnings                                           36,927            30,860
   Total shareholders' equity                                  70,159            61,162
--------------------------------------------------- ----------------- -----------------
      Total                                                  $164,320          $128,707
=================================================== ================= =================

     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)


                                                                  For the Thirty-nine Weeks Ended
                                                               --------------------------------------
                                                                 September 26,       September 27,
(in thousands)                                                        1998                1997
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Operating Activities:
Net income                                                                 $6,067              $5,544
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                            3,762               3,316
   Provision for doubtful accounts                                            485                 298
Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                    (2,438)             (6,712)
    Inventories                                                            (8,512)              2,451
    Prepaids and other current assets                                        (500)                145
    Other assets                                                           (1,121)               (268)
    Accounts payable                                                        2,564               3,850
    Other accrued liabilities                                               2,883               1,666
-------------------------------------------------------------- ------------------ -------------------
       Cash provided by operating activities                                3,190              10,290
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                 (4,008)             (3,321)
    Proceeds from sale/leaseback transaction                                2,118                   -
   Business acquisitions, net of cash acquired                             (2,097)                  -
-------------------------------------------------------------- ------------------ -------------------
      Cash used in investing activities                                    (3,987)             (3,321)
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Financing Activities:
  ACTIVITIES:  a
   Net repayments of revolving credit                                     (18,500)             (3,450)
   Repayments of term loans and capital lease obligations                 (26,833)             (4,513)
   Proceeds from senior notes                                              60,000                   -

   Proceeds from common stock issuances                                       195                 279
-------------------------------------------------------------- ------------------ -------------------
       Cash provided by (used in) financing activities                     14,862              (7,684)
-------------------------------------------------------------- ------------------ -------------------
Net Increase (Decrease) in Cash and Cash Equivalents                       14,065                (715)
Cash and Cash Equivalents, Beginning of Period                              1,601                 923
-------------------------------------------------------------- ------------------ -------------------
Cash and Cash Equivalents, End of Period                                 $ 15,666               $ 208
============================================================== ================== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                         $2,363              $2,866
    Cash paid for income taxes                                            $   467              $2,265

     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                   R&B, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 1998 AND
                                 SEPTEMBER 27, 1997 (UNAUDITED)



1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 26, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 1998. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 27, 1997.


2. Inventories

        Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                     September 26,   December 27,
(in thousands)           1998            1997
------------------- --------------- ---------------
Bulk product                $27,407         $21,800
Finished product             19,346          12,737
Packaging materials           3,677           3,727
------------------- --------------- ---------------
Total                       $50,430         $38,264
=================== =============== ===============


3. Intangible Assets

        Intangible assets consist of goodwill, patents and a non-compete covenant. Goodwill is amortized over a period of 40 years with patents and the non-compete covenant amortized over the specific life of each asset. At September 26, 1998, goodwill was $30.1 million, patents were $1.1 million and the non-compete covenant was $0.2 million. Amortization of these assets was $1.0 million and $0.8 million in the thirty-nine weeks of 1998 and 1997, respectively.

4. Earnings Per Share

        The company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share" in 1997. In conformity with SFAS 128, the Company has included basic and diluted earnings per share on the face of the Statement of Income for each period presented. The difference between basic and diluted average shares outstanding is the dilutive effect of stock options.

5. Long-Term Debt

        In August 1998, the Company completed a private placement with a group of three insurance companies of $60 million in 6.81% Senior Notes due August 21, 2008 (Notes) on an unsecured basis. The ten-year Notes bear a 6.81% fixed rate, payable quarterly, with an initial four-year interest only period. Proceeds from the Notes were used to pay down bank debt, fund the Champ and Allparts (see Note
6) acquisitions and provide working capital. The Notes are subject to certain financial covenants including minimum net worth and maximum debt to capital ratios.

        Concurrent with closing on the Notes, the Company replaced its existing bank facilities with a new $35 million, unsecured revolving credit agreement from a syndicate of commercial banks including First Union and National City Bank. The revolver has a term of five years and an interest rate equal to Libor plus 75 basis points.

6. Subsequent Event

        On October 28, 1998, the Company acquired the assets of Allparts, Inc., from JPE, Inc., for approximately $10.1 million in cash. Headquartered in Louisiana, Missouri, Allparts is a leading supplier of automotive hydraulic brake parts to the automotive aftermarket. Allparts has annual sales of approximately $19 million. The Company will account for this acquisition using the purchase method of accounting, which will result in the recording of approximately $1 million in goodwill.

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

                                              As a Percentage of Sales
                        ---------------------------------------------------------------------
                           For the Thirteen Weeks Ended     For the Thirty-nine Weeks Ended
                        --------------------------------- -----------------------------------
                         September 26,    September 27,    September 26,     September 27,
                             1998              1997             1998              1997
----------------------- ---------------  ---------------- ---------------- ------------------
Net sales                      100.0%            100.0%           100.0%             100.0%
Cost of goods sold               59.5              60.4             60.5               60.6
----------------------- ---------------  ---------------- ---------------- ------------------
Gross profit                     40.5              39.6             39.5               39.4
Selling, general and
 administrative expenses         29.3              28.3             29.5               29.1
----------------------- ---------------  ---------------- ---------------- ------------------
Income from operations           11.2              11.3             10.0               10.3
Interest expense, net             2.4               2.4              2.4                2.7
----------------------- ---------------  ---------------- ---------------- ------------------
Income before taxes               8.8               8.9              7.6                7.6
Provision for taxes               3.2               3.2              2.8                2.8
----------------------- ---------------  ---------------- ---------------- ------------------
Net income                        5.6%              5.7%             4.8%               4.8%                         5.5
======================= ===============  ================ ================ ==================


Thirteen Weeks Ended September 26, 1998 Compared to
    Thirteen Weeks Ended September 27, 1997

        Net sales increased to $44.5 million for the thirteen weeks ended September 26, 1998 from $40.8 million for the same period in 1997, an increase of 9.0%. The acquisition of Scan-Tech accounted for $3.6 million of this increase and our MPI subsidiary provided a $2.2 million increase partially due to demand created by the GM strike. These increases were offset by a $2.1 million decrease in all other sales primarily resulting from three events: integrating the Champ acquisition, moving inventory between facilities, and the installation of a new computer system.

        Cost of goods sold for the thirteen weeks ended September 26, 1998 increased to $26.5 million from $24.7 million for the same period in 1997, an increase of 7.3%. As a percent of net sales, cost of goods sold for the thirteen weeks ended September 26, 1998 decreased to 59.5% from 60.4% for the same period in 1997. This decrease was the result of sales mix and reduced product acquisition costs.

        Selling, general and administrative expenses for the thirteen weeks ended September 26, 1998 increased to $13.1 million from $11.5 million for the thirteen weeks ended September 27, 1997, an increase of 13.3%. As a percent of net sales, selling, general and administrative expenses for the thirteen weeks ended September 26, 1998 increased to 29.3% from 28.3% for the same period in 1997. This increase resulted from the same three factors that negatively impacted net sales, namely, integrating the Champ acquisition, moving inventory between facilities, and the installation of a new computer system.

        Interest expense, net, remained relatively constant at $1.0 million for the thirteen weeks ended September 26, 1998 and for the same period in 1997. As a percent of net sales, interest expense, net, also remained constant at 2.4% for the thirteen weeks ended September 26, 1998 and for the same period in 1997.

        A provision for income taxes of $1.4 million was recorded for the thirteen weeks ended September 26, 1998 and $1.3 million was recorded for the thirteen weeks ended September 27, 1997. The Company's effective tax rate increased slightly to 36.4% for the thirteen weeks ended September 26, 1998 from 36.1% for the same period in 1997 reflecting slightly higher effective state tax rates.

        Net income increased to $2.5 million for the thirteen weeks ended September 26, 1998 from $2.3 million for the thirteen weeks ended September 27, 1997, an increase of 7.4%. As a percentage of net sales, net income decreased to 5.6% for the thirteen week period in 1998 from 5.7% for the same period in 1997.



Thirty-nine Weeks Ended September 26, 1998 Compared to
       Thirty-nine Weeks Ended September 27, 1997

        Net sales increased to $125.6 million for the thirty-nine weeks ended September 26, 1998 from $115.1 million for the same period in 1997, an increase of 9.1%. The acquisition of Scan-Tech accounted for $10.0 million of this increase and our MPI subsidiary provided a $3.0 million increase partially due to demand created by the GM strike. These increases were offset by a $2.5 million decrease in all other sales primarily resulting from three events: integrating the Champ acquisition, moving inventory between facilities, and the installation of a new computer system.

        Cost of goods sold for the thirty-nine weeks ended September 26, 1998 increased to $75.9 million from $69.7 million for the same period in 1997, an increase of 8.9%. As a percent of net sales, cost of goods sold for the thirty-nine weeks ended September 26, 1998 decreased slightly to 60.5% from 60.6% for the same period in 1997. This decrease was the result of sales mix and reduced product acquisition costs.

        Selling, general and administrative expenses for the thirty-nine weeks ended September 26, 1998 increased to $37.0 million from $33.5 million for the thirty-nine weeks ended September 27, 1997, an increase of 10.5%. As a percent of net sales, selling, general and administrative expenses for the thirty-nine weeks ended September 26, 1998 increased to 29.5% from 29.1% for the same period in 1997. This increase resulted from the same three factors that negatively impacted net sales, namely, integrating the Champ acquisition, moving inventory between facilities, and the installation of a new computer system.

        Interest expense, net, remained relatively constant at $3.1 million for the thirty-nine weeks ended September 26, 1998 and for the same period in 1997. As a percentage of net sales, interest expense, net, decreased to 2.4% for the thirty-nine week period in 1998 from 2.7% for the same period in 1997. This decrease reflects the relatively constant average debt levels during the periods compared to increased net sales.

        A provision for income taxes of $3.5 million was recorded for the thirty-nine weeks ended September 26, 1998 and $3.2 million was recorded for the thirty-nine weeks ended September 27, 1997. The Company's effective tax rate remained constant at 36.4% for both periods.

        Net income increased to $6.1 million for the thirty-nine weeks ended September 26, 1998 from $5.5 million for the thirty-nine weeks ended September 27, 1997, an increase of 9.4%. As a percentage of net sales, net income remained constant at 4.8% for both periods.

Liquidity and Capital Resources

        The Company has financed its growth primarily through cash flow from its operations and borrowings under its credit facility. Working capital was $85.1 million as of September 26, 1998 and $60.5 million as of September 27, 1997. The Company believes that the cash generated from operations and borrowings available under its revolving credit facility will be sufficient to meet the Company's working capital needs to fund expansion for the foreseeable future.

        Net cash provided by operating activities was $3.2 million for the thirty-nine weeks ended September 26, 1998 and $10.3 million for the thirty-nine weeks ended September 27, 1997. These amounts represent net income plus depreciation and amortization and changes in working capital. During 1998, the most significant working capital changes were increases in inventories and accounts receivable offset by increases in accounts payable and other accrued liabilities. During 1997, the most significant changes were increases in accounts receivable, accounts payable and other accrued liabilities offset somewhat by a decrease in inventories.

        Net cash used in investing activities amounted to $4.0 million for the thirty-nine weeks ended September 26, 1998 and $3.3 million for the thirty-nine weeks ended September 27, 1997. In 1998, the additions to property, plant and equipment offset by $2.1 million in proceeds from a sale/leaseback transaction, and the acquisitions of Scan-Tech and Champ accounted for all of the cash used in investing activities. During 1997, the additions to property, plant and equipment accounted for all of the cash used in investing activities.

        Net cash provided by financing activities amounted to $14.9 million for the thirty-nine weeks ended September 26, 1998 and net cash used in financing activities amounted to $7.7 million for the thirty-nine weeks ended September 27, 1997. During 1998, the proceeds from the senior notes less the repayments of the revolving credit facility, term loans and normal payments under capital lease obligations accounted for substantially all of the funds provided. During 1997, cash was used to paydown a portion of the revolving credit facility and the continued paydown of term loans and capital lease obligations.

        The Acquisition of Scan-Tech. In January 1998, the Company acquired the assets of Scan-Tech with the payment of cash consideration of $1.0 million and the issuance of the Company's common stock valued at $2.7 million.

        The Acquisition of Champ. In August 1998, the Company completed the first of four stages of the acquisition of the Service Line Division from Standard Motor Products by acquiring the inventory and selected assets of the Champ Service Line for cash consideration of $1.1 million. The second stage was completed in September 1998, when the inventory of the APS Service Line was taken on consignment requiring no up front cash consideration.

        6.81% Senior Notes due 2008. In August 1998, the Company completed a private placement with a group of three insurance companies of $60 million in 6.81% Senior Notes due August 21, 2008 (Notes) on an unsecured basis. The ten-year Notes bear a 6.81% fixed interest rate, payable quarterly, with an initial four-year interest only period. Proceeds from the Notes were used to pay down bank debt, fund the Champ and Allparts acquisitions and provide working capital. The Notes are subject to certain financial covenants including minimum net worth and maximum debt to capital ratios.

    Concurrent with closing on the Notes, the Company replaced its existing bank facilities with a new $35 million, unsecured revolving credit agreement from a syndicate of commercial banks including First Union National Bank and National City Bank. The revolver has a term of five years and an interest rate equal to Libor plus 75 basis points.

    Industrial Revenue Bonds. Construction of the Company's Warsaw, Kentucky facility in 1990 was funded by the Bonds. The Bonds bear interest at an annual rate of 4% payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due in July 2009.

    Capitalized Leases. The Company's leases for its Pennsylvania and Georgia facilities are recorded as capitalized leases in the Company's financial statements. In 1998, the Company financed the purchase of its new computer hardware and software with equipment lease financing arrangements from a financial institution in the amount of $3.6 million. The lease is payable over three years at $110,800 per month including interest imputed at 6.23%.

Subsequent Events

        On October 5, 1998, the Company completed the third stage of the acquisition of the Service Line Division from Standard Motor Products by acquiring the inventory and selected assets of Pik-A-Nut for cash consideration of $1.2 million. The final and smallest stage of this acquisition - the Everco brass fittings - is expected to be completed around January 1, 1999.

        On October 28, 1998, the Company acquired the assets of Allparts, Inc. from JPE, Inc. for approximately $10.1 million in cash. Headquartered in Louisiana, Missouri, Allparts is a leading supplier of automotive hydraulic brake parts to the automotive aftermarket. Allparts has annual sales of approximately $19 million. The transaction is expected to be non-dilutive.

Impact of Inflation

        The Company has not generally been adversely affected by inflation. The Company believes that price increases resulting from inflation generally could be passed on to its customers, since prices charged by the Company are not set by long-term contracts.

Year 2000 Compliance

        The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems ("Programs"). The Company has been evaluating its Programs to identify potential Year 2000 compliance problems. This evaluation has led to the selection and implementation of a comprehensive enterprise resource planning package and related programs ("New System") which became operational during the second quarter of 1998. This New System is used in several key areas of the Company's business including inventory purchasing and management, production planning, forecasting, pricing, sales, shipping and financial reporting and replaces the majority of the Company's previous Programs. Those Programs not replaced by the New System are also being evaluated for Year 2000 compliance and appropriate adjustments have been or will be made to bring them into compliance either through modification or replacement. The most significant of these are the Company's Human Resource, Payroll and time keeping systems which are being replaced with a combination of purchased software and third party services and are expected to become operational by the beginning of 1999.

        Based on present information, the Company believes that it will be able to achieve Year 2000 compliance through a combination of installation of the New System and modification to other Programs, however, no assurance can be given that these efforts will be successful. The investment in capital expenditures to implement the New System was approximately $3.7 million. The Company expects that the expenses associated with the replacement and upgrade to the Human Resource, Payroll and the time keeping systems will be approximately $0.5 million, and that the expenses associated with modification of other Programs will not be material.

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


                                           R & B, INC.



Date   November 11, 1998                   Richard Berman
                                           Richard Berman
                                           President




Date    November 11, 1998                  Malcolm Walter
                                           Malcolm Walter
                                           Chief Financial Officer and
                                           Principal Accounting Officer