Form 10-K
period 1998-12-26
R & B INC
filed 1999-03-25
CIK 868780

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

                          For the fiscal year ended December 26, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 19, 1999 the Registrant had 8,083,503 common shares, $.01 par value,
outstanding,   and  the   aggregate   market  value  of  voting  stock  held  by
non-affiliates of the Registrant was $34,112,861.

                               DOCUMENTS INCORPORATED BY REFERENCE

PART III - Certain information from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 13, 1999.

--------------------------------------------------------------------------------

                                            R & B, INC.

                                INDEX TO ANNUAL REPORT ON FORM 10-K
                                         DECEMBER 26, 1998

                                              Part I
                                                                           Page
Item 1.  Business. . . . . . .  . . . . . . . . . . . . .  . . . . . . . .   3
               General. . . . . .. . . . . . . . . . . . . . . . . . . . .   3
               The Automotive Aftermarket. . . . . . . . . . . . . . . . .   3
               Products. . . .  . . . . . . . . . . . . . . . . . . . . .    4
               Product Development. . . . . . . . . . . . . . . . . . . .    5
               Sales and Marketing. . . . . . . . . . . . . . . . . . . .    6
               Manufacturing. . . . . . . . . . . . . . . . . . . . . . .    7
               Packaging, Inventory and Shipping. . . . . . . . . . . . .    7
               Competition. . . . . . . . . . . . . . . . . . . . . . . .    7
               Proprietary Rights. . . . . . . . . . . . . . . . . . . . .   8
               Employees. . . . . . . . . . . . . . . . . . . . . . . . .    8
               Investment Considerations. . . . . . . . . . . . . . . . .    8

Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . .    10
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .   11
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .   11
Item 4.1 Certain Executive Officers of the Registrant. . . . . . . . . . .   11

                                              Part II

Item 5.  Market for Registrant's Common Equity and Related
           Shareholder Matters. . . . . . .  . . . . . . . . . . . . . . .   13
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . .    13
Item 7.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition.. . . . . . . . . . .  . . .   14
Item 8.  Consolidated Financial Statements and Supplementary Data. . . . .   21
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure... . . . . . . . . . . . . .  .. . . .   35

                                             Part III

Item 10.  Directors and Executive Officers of the Registrant. . . . . . . .  35
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . .  35
Item 12.  Security Ownership of Certain Beneficial Owners and Management. .  35
Item 13.  Certain Relationships and Related Transactions. . . . . . . . . .  35

                                              Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. . 36
               Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . 38
               Report of Independent Public Accountants on Financial
                 Statement Schedule. . . . . .. . . . . . . . . . . . . . .  39
               Financial Statement Schedule. . . . . . . . . . . . . . . .   40

                                              PART I

Item 1. Business.

General

        R&B, Inc. was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, "R&B" or the "Company" refers to R&B, Inc. and its subsidiaries.

        The Company is a leading supplier of "hard-to-find" parts, fasteners and service line products primarily for the automotive aftermarket, a market segment which it helped to establish. The Company designs, packages and markets over 60,000 different automotive replacement parts, fasteners and service line products manufactured to its specifications, with approximately half consisting of "hard-to-find" parts and fasteners. "Hard-to-find" parts are those which were traditionally available to consumers only from original equipment manufacturers or junk yards and include, among other parts, window handles, headlamp aiming screws, power steering filler caps, pedal pads and carburetor pre-heater hoses. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 77% of the Company's products are sold under its brand names and the remainder are sold for resale under customers' private labels, other brands or in bulk. The Company's products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, The Pep Boys and Advance), national, regional and local warehouse distributors (such as Auto Value, Carquest and NAPA) and parts and automobile manufacturers or dealers for resale under their own private labels (such as Moog and Raybestos). Through its Scan-Tech subsidiary, the Company is increasing its international distribution of automotive replacement parts, with sales into Europe, the Middle East and the Far East.

The Automotive Aftermarket

        The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for sales of approximately $100 billion in 1997, and parts for heavy duty trucks, which ac-counted for sales of approximately $30 billion in 1997. The Company currently markets products primarily for passenger cars and light trucks.

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

        Retailers and others who purchase aftermarket automotive repair and re-placement parts for resale are constrained in the short-term to a finite amount of space in which to display andstock products. Thus, the reputation for quality, customer service and line profitability which a supplier enjoys is a significant factor in a purchaser'sdecision as to which product lines to carry in the limited space available. Further, because of the efficiencies achieved through the ability to order all or part of a complete line of products from one supplier (with possible volume discounts), as opposed to satisfying the same requirements through a variety of different sources, retailers and other purchasers of automotive parts seek to purchase products from fewer but stronger suppliers.

Products

        The Company sells over 60,000 different automotive replacement parts, fasteners and service line products to meet a variety of needs, including "hard-to-find" parts sold primarily under the HELP!(R) brand name, a comprehensive array of automotive and hardware fasteners sold under the Dorman(R) and Pik-A-Nut(R) brand names, service line products sold under the Champ(R) brand name and traditional automotive replacement parts sold under the Company's other brand names as well as under customers' private label brands. The Company markets these parts primarily through its Motormite (R) and Dorman(R) divisions. Many of the Company's parts are sold under "dual brands" in order to provide the Company's customers with an individualized identity or to satisfy a particular brand preference. For example, a customer could purchase a line of window handles under either the Motormite (R) HELP!(R) brand or the Dorman (R) brand. Certain of the Company's brands, such as Metal Work!TM, are offered as a single brand through both the Motormite (R) and Dorman (R) divisions. Approximately 77 % of the Company's revenues are derived from products sold under its more than sixty brand names including, among others, the following:


* HELP!(R)            - An extensive array of replacement parts, including
                      window handles, knobs and switches, door handles, control knobs, cigarette lighters, interior trim parts, pedal pads, wheel center caps, headlamp aiming screws and retainer rings, license plate frames and parts, windshield washer parts, hood latch release cables, radiator parts, battery hold-down bolts, valve train parts, spring U-bolts tailgate cables, and power steering filler caps

* Dorman  (R)         - An  extensive  array of  replacement  parts,
                      including  many  hard-to-find  parts  and  fasteners.  The
                      Dorman brand is designed to provide the customer with a competitive brand alternative.

* Mighty Lift!(R)     - Trunk, hood and hatchback lift supports and component
                      parts

* Steady Lift (R)     - Trunk, hood and hatchback lift supports and component
                      parts

* Speedi-Boot!TM      - Constant velocity joint boots and clamps

* Quick-Boot (R)      - Constant velocity joint boots and clamps

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

* Strut-Tite!(R)      - Strut mounts and related parts

* Conduct-Tite!(R)    - Electrical connectors

* Oil-Tite!(R)        - Oil drain plugs and gaskets

* Wheel-Tite!(R)      - Wheel studs and lug nuts

* HPX(R)              - High performance fasteners

* MetalWork!TM        - A program of  metal-working  related  categories,
                      including welding supplies and accessories, cutting equipment and supplies, abrasives and related tools and brushes for hand and power applications

* SafetyCountsTM      - Safety products relating to compliance items, gear for
                      personal protection and first aid

* Pik-A-Nut(R)        - An extensive array of automotive and hardware fasteners

* Champ(R)            - Service line products including tire repair equipment,
                      floor mats, gauges and mops

* Brakeware(R)        - Hydraulic brake parts, including wheel cylinders and
                      related hardware

        The remainder of the Company's revenues are generated by the sale of parts packaged by the Company, or others, for sale in bulk or under the private labels of parts manufacturers (such as Moog and Raybestos), national warehouse distributors (such as NAPA) and automobile manufacturers or their dealers (such as Ford's "Motorcraft" brand and General Motors' "AC/Delco" brand). During the years ended December 1998 and 1997, no single product or related group of products accounted for more than 10% of gross sales. During the year ended December 1996, the Company's Mighty Lift! and private label lines of lift supports (which includes more than 200 different models) accounted for approximately 10% of gross sales.

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

        Ideas for expansion of the Company's product lines arise through a variety of sources. The Company maintains an in-house engineering staff that routinely generates ideas for new parts and expansion of existing lines. Further, the Company maintains an "800" telephone number and an Internet site for "New Product Suggestions" and receives, either directly or through its sales force, many ideas from the Company's customers as to which types of presently unavailable parts the ultimate consumers are seeking.

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

Sales and Marketing

        The Company markets its parts to three groups of purchasers who in turn supply individual consumers and professional installers:

               (i) Approximately 43% of the Company's revenues are generated from sales to automotive aftermarket retailers (such as AutoZone, The Pep Boys and Advance), local independent parts wholesalers and national general merchandise chain retailers. The Company sells some of its products to virtually all major chains of automotive aftermarket retailers;

               (ii) Approximately 28% of the Company's revenues are generated from sales to warehouse distributors (such as Auto Value, Carquest and NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

               (iii) The balance of the Company's revenues are generated from international sales and sales to special markets, which include, among others, hardware (such as Home Depot and Lowe's) salvage yards, automobile dealers and the parts distribution systems of parts and automobile manufacturers (such as Moog and Raybestos).

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

        The Company currently services approximately 12,000 active accounts. During 1998 and 1996, one customer (AutoZone), accounted for approximately 15% and 14% of sales, respectively. During 1997 two customers (AutoZone and The Pep
Boys), each accounted for 10% or more of sales and in the aggregate accounted for 24% of sales.

Manufacturing

        Substantially all of the products sold by the Company are manufactured to its specifications by third parties, although replacement sideview mirror glass (sold under its Look! trademark), is manufactured by the Company. Because numerous contract manufacturers are available to manufacture its products, the Company is not dependent upon the services of any one contract manufacturer or any small group of them, so no one vendor supplies 10% or more of the Company's products. In 1998, as a percentage of the total dollar volume of purchases made by the Company, approximately 55% of the Company's products were purchased from various suppliers throughout the United States and approximately 45% of the Company's products were purchased from a variety of foreign countries.

        Once a new product has been developed, the Company's engineering depart-ment produces detailed engineering drawings and prototypes which are used to solicit bids for manufacture from a variety of vendors in the United States and abroad. After a vendor is selected, tooling for a production run is produced by the vendor at the Company's expense. A pilot run of the product is produced and subjected to rigorous testing by the Company's engineering department and, on occasion, by outside testing laboratories and facilities in order to evaluate the precision of manufacture and the resiliency and structural integrity of the materials used. If acceptable, the product then moves into full production.


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

        Completed inventory is stocked in the warehouse portions of the Company's facilities and is organized according to historical popularity in order to aid in retrieval for shipping. The Company strives to maintain a level of inventory to adequately meet current customer order demand with additional inventory to satisfy new customer orders and special programs.
In the aggregate, this has resulted in approximately a two month supply of its products, packaged and readily available for shipment, and a three to four month supply of product in finished bulk form ready for packaging.

        The Company ships its products from all of its locations, either by contract carrier, common carrier or parcel service. Products are generally shipped to the customer's central warehouse for redistribution within their network. In certain circumstances, at the request of the customer, the Company ships directly to the customer's stores.


Competition

        The replacement automotive parts industry is highly competitive. Various competitive factors affecting the automotive aftermarket are price, product quality, breadth of product line, range of applications and customer service. Substantially all of the Company's products are subject to competition with similar products manufactured by other manufacturers of aftermarket automotive repair and replacement parts. Some of these competitors are divisions and subsidiaries of companies much larger than the Company, and possess a longer history of operations and greater financial and other resources than the Company. Further, some of the Company's private label customers also compete with the Company.

Proprietary Rights

        While the Company takes steps to register its trademarks when possible, it does not believe that trademark registration is generally important to its business. Similarly, while the Company actively seeks patent protection for the products and improvements which it develops, it does not believe that patent protection is generally important to its business.

Employees

        At December 26, 1998, the Company had 1,233 employees, of whom 1,144 were employed full-time and 89 were employed part-time. Of these employees, 890 were engaged in production, inventory, or quality control, 51 were involved in engineering and product development, 170 were employed in sales and order entry, and the remaining 122, including the Company's 8 executive officers, were devoted to administration, finance and strategic planning.

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

        Concentration of Sales to Certain Customers. A significant percentage of the Company's sales have been, and will continue to be, concentrated among a relatively small number of customers. In 1998 and 1996, one customer (AutoZone) accounted for approximately 15% and 14% of sales, respectively. During 1997, the Company's two largest customers (AutoZone and The Pep Boys) accounted for approximately 24% of the Company's net sales. The Company anticipates that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on the Company's sales and operating results. In 1997, Monroe Auto Equipment Co. ("Monroe") began to manufacture or source directly a series of products previously purchased from the Company, with a resulting reduction of sales to the Company of approximately $5.0 million. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business-Sales and Marketing."

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

        Control by Officers, Directors and Family Members. Richard N. Berman and Steven L. Berman, who are officers and directors of the Company, their father, Jordan S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, beneficially own approximately 48 % of the outstanding Common Stock and are able to elect the Board of Directors, determine the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and control the policies of the Company.

        Possible Environmental Liability.  See "Legal Proceedings."

Item 2.  Properties.

Facilities

The Company currently has approximately 15 warehouse and office facilities located throughout the United States and Sweden. Three of these facilities are owned and the remainder are leased. The Company's headquarters and principal warehouse facilities, are as follows:

        Location        Description
        -------------  ---------------------------------------------------------
        Colmar, PA      Warehouse and office - 334,000 sq. ft. (leased) (1)
        Warsaw, KY      Warehouse and office - 285,000 sq. ft. (owned) (2)
        Carrollton, GA  Warehouse and office - 100,000 sq. ft. (leased) (3)

In the opinion of management, the Company's existing facilities are in good condition.

-----------------

(1) Leased by the Company from a partnership (the "partnership") of which Richard N. Berman, President and Chief Executive Officer of the Company, and Steven L. Berman, Executive Vice President of the Company, their father, Jordan
S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners. Under the lease the Company paid rent of $3.19 per square foot ($1.1 million per year) in 1998. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. In addition, the lessor has the right, exercisable at its option on January 1, 2000, to increase the rent to an amount determined by an independent appraiser to be the then fair market rent. The lease also provides that, as between the Company and the related partnership lessor, the lessor and its partners will bear any environmental liability and all related expenses, including legal expenses, incurred by the Company or the lessor as a result of matters which arose other than from activities of the Company (although for any environmental liability arising from the Company's activities, the Company will bear all such liability and any related expenses, including legal expenses, incurred by the Company or the lessor). The lease will expire on December 28, 2002. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

        The property is being purchased by the partnerships from the Montgomery County Industrial Development Corporation ("MCIDC") under an installment sale agreement. MCIDC has, in turn, borrowed approximately $1,971,000 from First Union National Bank (formerly CoreStates Bank, N.A.) and approximately $1,161,000 from the Pennsylvania Industrial Development Authority ("PIDA") to fund in full its purchase and development of the Pennsylvania property. The partnerships' payments to MCIDC under the installment sale agreement are required to be at least equal to the principal and interest payable by MCIDC under these two loans, and the Company's rental payments on the Pennsylvania property are required to be at least equal to the partnership's payments under the installment sale agreement with MCIDC. The Company has guaranteed the obligations of the partnerships and MCIDC to First Union and of MCIDC to PIDA. Under the provisions of the agreement pursuant to which the partnerships acquired the property, the partnerships may be required to indemnify the seller of that property for environmental liabilities which existed at the time of the sale.

(2) The Kentucky facility is being purchased, pursuant to a lease purchase agreement, from the City of Warsaw, Kentucky (the "City"). The City's acquisition of the fee interest and building construction was financed with $6,500,000 Floating/Fixed Rate Industrial Building Revenue Bonds, Series 1988 (SDI Operating Partners L.P. Project) (the "Bonds"). Under the lease agreement for the Kentucky property, the Company pays interest monthly on the Bonds at a floating rate, and makes a monthly "sinking fund" payment to cover the annual principal payment of $300,000 or $350,000 in alternating years, with the final payment due in July, 2009. In 1998 the Company paid $300,000 in principal and $146,000 in interest under the Bonds.

(3) Leased by the Company from a partnership (the "partnership") of which Richard N. Berman, President and Chief Executive Officer of the Company, and Steven L. Berman, Executive Vice President of the Company, their father, Jordan
S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners. Under the lease, the Company paid rent of $2.48 per square foot ($0.2 million per year) in 1998. The lease will expire on January 2, 2005. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

Item 3.  Legal Proceedings.

        In addition to commitments and obligation which arise in the ordinary course of business, the Company is subject to various claims and legal actions from time to time involving contracts, competitive practices, trademark rights, product liability claims and other matters arising out of the conduct of the Company's business.

        The Company's primary operating facility in Colmar, Pennsylvania, which is leased from the partnership, is located within an area identified by the Environmental Protection Agency ("EPA") as a possible source or location of volatile organic chemical contamination. In November 1990, the EPA sent a general notice letter to certain present and former owners and operators of properties within this area, informing them that they may be liable under the Comprehensive Environmental Response, Compensation and Liability Act with respect to this contamination. As a current operator of the Colmar property, the Company received such a general notice letter. The Company may be deemed jointly and severally liable, together with all other potentially responsible parties, for (i) the costs of performing a study of the nature and extent of the contamination and the possible alternatives for remediation, if any, as well as
(ii) the costs of effectuating that remediation. The Company's operations do not generally have, and have not generally had, an adverse impact upon the environment or produce or use the materials of environmental concern that caused the contamination being investigated by the EPA. Based on data generated by the EPA in 1998, the Company believes that its Colmar site has not historically been a source of such contamination, and as such, the Company believes that any remediation order issued by the EPA would not include the Company or the Colmar site. In addition, the Company's lease for its Colmar facility provides that, as between the Company and the related partnership lessor, the lessor and its partners will bear any environmental liability and all related expenses, including legal expenses, incurred by the Company or the lessor as a result of the presence of hazardous substances at the facility (although for any environmental liability arising from the Company's activities, the Company will bear all such liability and any related expenses, including legal expenses, incurred by the Company or the lessor).

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

Item 4.  Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 1998.

Item 4.1  Certain Executive Officers of the Registrant.

        The following table sets forth certain information with respect to the executive officers of the Company:

Name                 Age    Position with the Company

Richard N. Berman    42     President, Chief Executive Officer, Chairman of the
                              Board of Directors, and Director

Steven L. Berman     39     Executive Vice President, Secretary-Treasurer, and
                              Director

Edward L. Dean       42     Vice President, Marketing and Engineering

David A. Eustice     38     Chief Operating Officer

Kenneth W. Husband   42     Vice President, Purchasing

Ronald R. Montgomery 57     Vice President, Sales

Barry D. Myers       39     Vice President, General Counsel and
                             Assistant Secretary

Malcolm S. Walter    45     Chief Financial and Accounting Officer

        Richard N. Berman has been President, Chief Executive Officer and a Director of the Company since its inception in October 1978. He is a graduate of the University of Pennsylvania.

        Steven L. Berman has been Executive Vice-President, Secretary-Treasurer and a Director of the Company since its inception.He attended Temple University.

        Edward L. Dean joined the Company in November 1997 as Vice President, Marketing. Prior to joining the Company Mr. Dean was the Vice President of Sales with Angelo Brothers Co., a lighting products company. He is a graduate of Cincinnati Technical College.

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

                                              PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

        The Company's shares of common stock are traded publicly in the over-the-counter market under the NASDAQ system. At March 19, 1999, there were 114 holders of record of common stock, representing more than 2,000 beneficial owners. The last price for the Company's common stock on March 19, 1999, as reported by NASDAQ, was $8.313 per share. Since the Company's initial public offering, it has paid no cash dividends. The Company does not presently contemplate paying any such dividends in the foreseeable future. The range of high and low sales prices for the Company's common stock for each quarterly period of 1998 and 1997 are as follows:

                              1998                       1997
                  -------------------------------------------------------
                       High          Low          High          Low
-------------------------------------------------------------------------
First Quarter         $11.00        $9.38         $8.38         $7.13
Second Quarter         13.88        10.06          8.25          7.25
Third Quarter          12.00         7.25          9.13          7.88
Fourth Quarter          9.50         6.13         10.25          8.58




Item 6.  Selected Financial Data.

                               Selected Consolidated Financial Data


                                                             Year Ended December
                              ----------------------------------------------------------------------------------
(in thousands, except per share data)1998            1997           1996             1995            1994
----------------------------------------------------------------------------------------------------------------

Income Statement Data:
  Net sales                        $178,301       $153,046        $146,952         $113,826         $65,792
   Income from operations             16,419         14,784          13,244           10,455           5,597
   Net income                          7,556          6,714           5,662            4,433           3,226
   Earnings per share:
      Basic                             0.91           0.83            0.71             0.56            0.41
      Diluted                           0.90           0.83            0.71             0.56            0.41
Balance Sheet Data:
   Total assets                      183,948        128,707         128,970          106,475          52,437
   Working capital                    97,620         58,609          63,368           51,559          38,940
   Long-term debt                     80,004         44,336          56,248           46,629           3,202
   Shareholders' equity               71,614         61,162          54,169           48,221          43,638


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

        In January 1998, the Company acquired Scan-Tech USA/Sweden, A.B. and related entities ("Scan-Tech"). Headquartered in Stockholm, Sweden, Scan-Tech is a global distributor of replacement automotive parts, primarily Volvo and Saab.

        In September 1998, the Company began its acquisition of selective assets of the Service Line Division ("Champ") of Standard Motor Products, Inc. Champ includes the Champ Service Line, Pik-A-Nut and Everco. The acquisition was completed in stages with the final stage (Everco) occurring in January 1999.

        In October 1998, the Company acquired the assets of Allparts, Inc. Headquartered in Louisiana, Missouri, Allparts is a leading supplier of automotive hydraulic brake parts to the automotive aftermarket.

        The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Income.

                                               Percentage of Net Sales
                            --------------------------------------------------------------
                                                      Year Ended
                            --------------------------------------------------------------
                                 December 26,       December 27,        December 28,
                                     1998               1997                1996
------------------------------------------------------------------------------------------
Net sales                           100.0%            100.0%                100.0%
Cost of goods sold                   60.5              60.8                  61.9
------------------------------------------------------------------------------------------
Gross profit                         39.5              39.2                  38.1
Selling, general and
  administrative expenses            30.3              29.6                  29.1
------------------------------------------------------------------------------------------
Income from operations                9.2               9.6                   9.0
Interest expense, net                 2.6               2.7                   2.9
------------------------------------------------------------------------------------------
Income before taxes                   6.6               6.9                   6.1
Provision for taxes                   2.4               2.5                   2.2
------------------------------------------------------------------------------------------
Net income                            4.2%              4.4%                  3.9%
------------------------------------------------------------------------------------------

1998 Compared to 1997

        Net sales increased to $178.3 million in 1998 from $153.0 million in 1997, an increase of $25.3 million or 16.5%. The acquisitions completed during 1998 - Scan-Tech, Champ and Allparts - accounted for $21.7 million of this increase while the remaining increase of $3.6 million resulted from an increase in core business sales.

        Cost of goods sold increased to $107.9 million in 1998 from $93.0 million in 1997, an increase of 16.0%. As a percentage of net sales, cost of goods sold decreased in 1998 to 60.5% from 60.8% in 1997. This improvement resulted primarily from a reduction in the material cost component of cost of goods sold.

        Selling, general and administrative expenses for 1998 increased to $54.0 million from $45.2 million in 1997, an increase of 19.4%. As a percentage of net sales, selling, general and administrative expenses increased in 1998 to 30.3% from 29.6% in 1997. This increase resulted from inefficiencies related to three concurrent events in 1998, namely: 1) the installation of a new company-wide computer system; 2) the reorganization of two of the Company's three primary facilities; and, 3) the purchase and integration of the Champ Service Line Division. These three events occurred during the Company's third quarter leading to a reduction in service levels to customers. Solutions implemented during the third and fourth quarters included, among other things, increases in inventory levels, warehouse space and warehouse personnel, all of which contributed to increased selling, general and administrative expenses.

        Interest expense, net, increased to $4.6 million in 1998 from $4.2 million in 1997. This increase resulted from higher average debt levels in 1998 relating to the funding of the acquisitions made by the Company during the year and the expansion in working capital assets, offset partially by lower average interest rates.

        A provision for income taxes was recorded in 1998 of $4.2 million and $3.9 million in 1997. The Company's effective tax rate decreased to 35.9% in 1998 from 36.5% in 1997. This change reflects the slightly lower foreign tax rates and increased benefit of contributed property.

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

        Liquidity and Capital Resources

        The Company has financed its growth through the combination of cash flow from its operations, issuance of senior notes, borrowings under its credit facilities and industrial revenue bonds. Working capital was $97.6 million as of December 26, 1998 and $58.6 million as of December 27, 1997. The Company believes that cash generated from operations and borrowings under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

        Net cash used in operating activities was $11.1 million in 1998 and $1.9 million in 1996 compared to net cash provided from operating activities of $16.3 million in 1997. During 1998, net income, depreciation and amortization and an increase in accounts payable provided the majority of the $24.0 million in positive cash flow, however, these increases were more than offset by $35.1 million in cash used related primarily to increases in accounts receivable and inventories. During 1997, net income, non-cash charges, a reduction in inventories and increases in current liabilities provided $20.5 million in cash flow which was partially offset by cash uses of $4.2 million relating to increases in accounts receivable, prepaids and other assets. During 1996, net income plus non-cash charges generated $9.9 million of operating cash flow which was reduced by a $11.8 million use of cash as a result of working capital increases necessary to support the increase in sales.

        Net cash used in investing activities amounted to $16.8 million in 1998, $4.5 million in 1997 and $9.0 million in 1996. In 1998, the acquisitions of Scan-Tech, Champ and Allparts accounted for $13.4 million in cash used while additions to property, plant and equipment required an additional $7.7 million in cash. This was partially offset by $4.3 million in proceeds from a sale/leaseback transaction. Additions to property, plant and equipment accounted for all cash used in 1997. In 1996, the acquisition of MPI accounted for $5.2 million of the cash used for investing activities with the balance represented by increased warehouse space and equipment.

        Net cash provided by financing activities amounted to $27.2 million in 1998 and $10.5 million in 1996 compared to cash used in financing activities of $11.1 million in 1997. During 1998, proceeds from the issuance of the senior notes provided $60.0 million in cash which was used to partially paydown other debt and fund acquisitions and working capital increases. During 1997 cash was used to reduce the amounts outstanding under the Company's revolving credit facility and for repayments of term debt and capitalized lease obligations. In 1996, cash was received from commercial borrowings, offset somewhat by continued paydown of capitalized lease obligations.

        The Acquisition of MPI. In 1996, MPI was acquired with the payment of cash consideration in the amount of approximately $5.2 million and the assumption of certain liabilities, including approximately $2.3 million in the assumption of bank debt.

        The Acquisition of Scan-Tech. In January 1998, Scan-Tech was acquired with the payment of $1 million in cash, up to350,000 shares of the Company's common stock and assumption of certain liabilities including approximately $0.8 million in bank debt.

        The Acquisition of Champ. In September 1998, the Company began its acquisition of selective assets of Champ from Standard Motor Products, Inc. for approximately $2.3 million representing the net asset value of inventories. The acquisition was completed in stages with the final stage (Everco) occurring in January 1999 and requiring a payment of approximately $0.4 million representing the net asset value of inventories.

        The Acquisition of Allparts. In October 1998, the Company acquired the assets of Allparts from JPE, Inc., for approximately $10.1 million in cash.

        Senior Notes. In August 1998, the Company completed a private placement of $60 million in 6.81% Senior Notes due August 21, 2008 on an unsecured basis. The ten-year Notes bear a 6.81 percent fixed interest rate, payable quarterly, with an initial four-year interest only period.

        Revolving Credit Facility. In connection with the Notes, the Company amended its $35 million revolving credit facility with First Union National Bank and National City Bank. As amended, the commitment for the line was extended for a five-year term on an unsecured basis with interest at Libor plus 75 basis points. Proceeds from the Notes were used, among other things, to paydown the term debt portions of the bank credit facilities previously advanced to the Company by the bank syndicate. Borrowings under the revolving credit facility amounted to $13.5 million at December 26, 1998.

        Industrial Revenue Bonds. Construction of the Company's Warsaw, Kentucky facility in 1990 was funded by the Bonds. The Bonds bear interest at an annual rate of 4% payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due in July, 2009.

        Capitalized Leases. The Company's leases for its Pennsylvania and Georgia facilities are recorded as capitalized leases in the Company's financial statements. In addition, in 1998 the Company entered into a sale/leaseback transaction relating to its new computer system in the amount of $4.3 million.

        Foreign Currency Fluctuations. In 1998, approximately 45% of the Company's products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuation in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, to the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase. The Company attempts to lessen the impact of these currency fluctuations by resourcing its purchases to other countries.

Year 2000 Compliance

        The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems ("Programs"). The Company has been evaluating its Programs to identify potential Year 2000 compliance problems. This evaluation has led to the selection and implementation of a comprehensive enterprise resource planning package and related programs ("New System"). This New System, installed in 1998, is used in several key areas of the company's business including inventory purchasing and management, production planning, forecasting, pricing, sales, shipping and financial reporting and replaces the majority of the Company's previous Programs. Those Programs not replaced by the New System are also being evaluated for Year 2000 compliance and appropriate adjustments have been or will be made to bring them into compliance either through modification or replacement. The most significant of these are the Company's Human Resource, payroll and time keeping systems, which have been replaced with a combination of purchased software and third party services during the first quarter of 1999.

        Based on present information, the Company believes that it will be able to achieve Year 2000 compliance through a combination of the New System and modification to other Programs, however, no assurance can be given that these efforts will be successful. The investment in capital expenditures to implement the New System was approximately $4.3 million. The Company estimates that the expenses associated with the replacement and upgrade to the Human Resources, payroll and time keeping systems will be approximately $0.5 million, and that the expenses associated with modification of other Programs will not be material.

        The Company maintains contingency plans for computer failures, power outages, natural disasters, etc. Year 2000 contingency plans for mission-critical systems will be developed and integrated with the existing plans where appropriate by December 1999.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        The Company's market risk is the potential loss arising from adverse changes in interest rates. With the exception of the Company's revolving credit facility, long-term debt obligations are at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Market risk is estimated as the potential increase in fair value of the Company's long-term debt obligations resulting from a hypothetical one-percent decrease in interest rates and amounts to approximately $3.6 million over the term of the debt.

        Although the Company continues to evaluate derivative financial instruments to manage foreign currency exchange rate changes, the Company does not currently hold derivatives for managing these risks or for trading purposes.

Item 8.  Financial Statements and Supplementary Data.

        The financial statement schedules of the Company that are filed with this Report on Form 10-K are listed in Item 14(a)(2), Part IV, of this Report.

                            Report of Independent Public Accountants

To R & B, Inc.:

We have audited the accompanying consolidated balance sheets of R&B, Inc. (a Pennsylvania corporation) and subsidiaries as of December 26, 1998 and December 27, 1997 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of R&B, Inc. and subsidiaries as of December 26, 1998 and December 27, 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 1998, in conformity with generally accepted accounting principles.


                                                            Arthur Andersen LLP


Philadelphia, PA
February 25, 1999


                                   R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME



----------------------------------------------------------------------------------------
                                                        For the Year Ended
                                          ----------------------------------------------
                                            December 26,   December 27,  December 28,
(in thousands, except per share data)            1998        1997           1996
----------------------------------------------------------------------------------------

Net Sales                                       $178,301       $153,046       $146,952
Cost of goods sold                                107,897        93,032         90,892
----------------------------------------------------------------------------------------
         Gross profit                             70,404         60,014         56,060
Selling, general and administrative expenses      53,985         45,230         42,816
----------------------------------------------------------------------------------------
         Income from operations                   16,419         14,784         13,244
Interest expense, net                              4,629          4,205          4,305
----------------------------------------------------------------------------------------
         Income before taxes                      11,790         10,579          8,939
Provision for taxes                                4,234          3,865          3,277
----------------------------------------------------------------------------------------
         Net Income                              $ 7,556        $ 6,714        $ 5,662
----------------------------------------------------------------------------------------
Earnings Per Share:

         Basic                                  $   0.91       $   0.83        $  0.71
         Diluted                                $   0.90       $   0.83        $  0.71
----------------------------------------------------------------------------------------
Average Shares Outstanding:
        Basic                                      8,330          8,043          7,997
        Diluted                                    8,421          8,083          8,001
----------------------------------------------------------------------------------------



     The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                   R&B, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                       December 26,        December 27,
 (in thousands, except share data)                          1998                1997
--------------------------------------------------------------------------------------------
Assets
Current Assets:
  Cash and cash equivalents                                 $      915         $     1,601
  Accounts receivable, less allowance for doubtful
    accounts and customer credits of $9,715 and $7,214          55,585              37,536
  Inventories                                                   68,401              38,264
  Deferred income taxes                                          1,674               1,186
  Prepaids and other current assets                                861               1,461
--------------------------------------------------------------------------------------------
     Total current assets                                      127,436              80,048
--------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                              20,761              16,382
Intangible Assets, net                                          33,640              29,747
Other Assets                                                     2,111               2,530
--------------------------------------------------------------------------------------------
      Total                                                   $183,948            $128,707
--------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                          $   3,089          $    6,611
  Accounts payable                                              18,309               8,982
  Accrued compensation                                           2,652               2,923
  Other accrued liabilities                                      5,766               2,923
--------------------------------------------------------------------------------------------
    Total current liabilities                                   29,816              21,439
--------------------------------------------------------------------------------------------
Long-Term Debt                                                  80,004              44,336
Deferred Income Taxes                                            2,514               1,770
Commitments and Contingencies  (Note 10)
Shareholders' Equity:
  Common stock, par value $.01; authorized
    25,000,000 shares; issued 8,344,082 and 8,066,543               83                  81
  Additional paid-in capital                                    33,133              30,221
  Cumulative translation adjustments                               (18)                  -
  Retained earnings                                             38,416              30,860
--------------------------------------------------------------------------------------------
    Total shareholders' equity                                  71,614              61,162
--------------------------------------------------------------------------------------------
      Total                                                   $183,948            $128,707
--------------------------------------------------------------------------------------------

     The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                   R&B, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------
                                          Common Stock
                                 -------------------------------
                                                                 Additional      Cumulative
                                         Shares                    Paid-In      Translation      Retained
(in thousands, except share data)        Issued    Par Value       Capital       Adjustment      Earnings        Total
---------------------------------------------------------------------------------------------------------------------------
Balance at December 30, 1995         7,982,561  $          80      $  29,657      $        -      $  18,484     $ 48,221

Common stock issued to
 Employee Stock Purchase Plan              604              -              3               -              -            3

Common stock issued to
 401(k) Retirement Plan                 39,464              -            261               -              -          261

Shares issued under
 Incentive Stock Plan                    3,625              -             22               -              -           22
Net income                                   -              -              -               -          5,662        5,662
---------------------------------------------------------------------------------------------------------------------------
Balance at December 28, 1996         8,026,254             80         29,943               -         24,146       54,169

Common stock issued to
 Employee Stock Purchase Plan              717              -              1               -              -            1

Common stock issued to
 401(k) Retirement Plan                 39,377              1            277               -              -          278

Shares issued under
  Incentive Stock Plan                     195              -              -               -              -            -

Net Income                                   -               -              -               -          6,714        6,714
---------------------------------------------------------------------------------------------------------------------------
   Balance at December 27, 1997       8,066,543             81         30,221               -         30,860       61,162

Common stock issued for
 purchase of Scan-Tech
 USA/Sweden AB (Note 4)                 250,000              2          2,668               -              -        2,670

Common stock issued to
 Employee Stock Purchase Plan             5,631              -             42               -              -           42

Common stock issued to
 401(k) Retirement Plan                  17,251              -            170               -              -          170

Shares issued under
 Incentive Stock Plan                     4,657              -             32               -              -           32

Comprehensive Income:
 Net income                                  -              -              -               -      7,556            7,556
 Currency translation adjustments            -              -              -             (18)             -          (18)
                                                                                                            ---------------
       Total comprehensive income                                                                                   7,538

---------------------------------------------------------------------------------------------------------------------------
   Balance at December 26, 1998       8,344,082        $    83      $  33,133         $   (18)     $  38,416      $71,614
---------------------------------------------------------------------------------------------------------------------------

     The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                   R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------
                                                                           For the Year Ended
                                                         ------------------------------------------------------
                                                            December 26,      December 27,     December 28,
(in thousands)                                                   1998             1997             1996
---------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income                                                        $7,556            $6,714           $5,662
Adjustments to reconcile net income to cash provided by
  (used in) operating activities:
   Depreciation and amortization                                   6,396             4,258            4,422
   Provision for doubtful accounts                                   649               417              519
   Provision for deferred income tax                                 256             2,474             (715)
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                          (13,355)           (2,819)         (11,081)
    Inventories                                                  (20,181)            3,388           (3,758)
    Prepaids and other current assets                                899              (855)             991
    Other assets                                                  (1,513)             (499)            (484)
    Accounts payable                                               6,695             1,836            1,760
    Other accrued liabilities                                      1,501             1,363              811
---------------------------------------------------------------------------------------------------------------
      Cash (used in) provided by  operating activities           (11,097)           16,277           (1,873)
---------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                        (7,744)           (4,511)          (3,766)
   Proceeds from sale/leaseback transaction                        4,338                 -                -
   Business acquisitions, net of cash acquired                   (13,351)                -           (5,228)
---------------------------------------------------------------------------------------------------------------
     Cash used in investing activities                           (16,757)           (4,511)         ( 8,994)
---------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Proceeds from senior notes                                     60,000                 -                -
   Proceeds from term loans                                            -                 -           12,000
   Net (repayment) proceeds from revolving credit                 (5,000)           (5,350)           5,300
   Repayment of term loans and capitalized lease obligations     (28,076)           (6,017)          (7,043)
   Proceeds from common stock issuances                              244               279              286
---------------------------------------------------------------------------------------------------------------
      Cash provided by (used in) financing activities             27,168           (11,088)          10,543
---------------------------------------------------------------------------------------------------------------
Net (Decrease) Increase in Cash and Cash Equivalents                (686)              678             (324)
Cash and Cash Equivalents, Beginning of Year                       1,601               923            1,247
---------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Year                           $   915            $1,601        $     923
---------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
    Cash paid for interest expense                                $4,246            $3,627           $3,740
    Cash paid for income taxes                                    $  499            $3,068           $3,702


     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                  R&B, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements
                                      December 26, 1998

1.  Summary of Significant Accounting Policies

         R&B, Inc. (the "Company") is principally engaged in the business of selling a broad range of "hard-to-find" replacement auto parts, fasteners and service line products for the automotive aftermarket to retailers, wholesalers and others for use in the repair and maintenance of automobiles and trucks.

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

         Cash and Cash Equivalents - The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Inventories - Inventories are stated at the lower of average cost or market.

         Property and Depreciation - Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives, which range from three to fifteen years, using the straight-line method for financial statement reporting purposes and accelerated methods for income tax purposes. Properties under capitalized leases are amortized over the related lease terms (3-15 years). The costs of maintenance and repairs are expensed as incurred. Renewals and betterments are capitalized.

         Intangible Assets - Intangible assets consist primarily of goodwill which is amortized over a period of 40 years. Total accumulated amortization on intangible assets as of December 26, 1998 and December 27, 1997 was $4.4 million and $3.0 million, respectively. Amortization expense of these assets was $1.4 million in 1998 and $1.1 million in 1997 and 1996.

         It is the Company's policy to review goodwill and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount is not recoverable, it is the Company's policy to reduce the carrying amount of such assets to fair value.

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

         Foreign Currency Translation - Assets and liabilities of a foreign subsidiary are translated into U.S. dollars at the rate of exchange prevailing at the end of the year. Income statement accounts are translated at the average exchange rate prevailing during the year. Translation adjustments resulting from this process are recorded directly in shareholders' equity.

         Income Taxes - Income taxes include federal, state and foreign taxes with deferred tax benefits and liabilities arising from temporary differences between financial and tax reporting.

         Revenue Recognition - The Company records sales when its products are shipped. A provision is recorded for anticipated returns or allowances, based primarily on historical experience and current estimates.

         Earnings Per Share - Earnings per share is computed under Statement of Financial Accounting Standards No. 128 , "Earnings Per Share". The Company has included basic and diluted earnings per share on the face of the Statements of Income for each year presented. Weighted average shares for "diluted" earnings per share includes the assumption of the exercise of all potentially dilutive securities ("in the money" stock options).

2.   Inventories

         Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:

                          December 26,       December 27,
(in thousands)                1998               1997
--------------------------------------------------------------
Bulk product                    $31,181            $21,800
Finished product                 31,445             12,737
Packaging materials               5,775              3,727
--------------------------------------------------------------
Total                           $68,401            $38,264
--------------------------------------------------------------

3.   Property, Plant  and Equipment

         Property, plant and equipment consist of the following:

                                        December 26,           December 27,
(in thousands)                                  1998                   1997
-------------------------------------------------------------------------------
Property under
  capitalized leases                         $ 8,768                $ 4,430
Buildings                                      7,738                  7,007
Machinery, equipment and
   tooling                                    11,756                  9,963
Furniture,  fixtures and
   leasehold improvements                      2,144                  1,646
Computer and other
  office equipment                             8,682                  7,232
-------------------------------------------------------------------------------
Total                                         39,088                 30,278
Less-accumulated  depreciation               (18,327)               (13,896)
-------------------------------------------------------------------------------
Property, plant and equipment, net           $20,761                $16,382
-------------------------------------------------------------------------------


4.   Acquisitions

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

        Scan-Tech - In January 1998, the Company acquired the outstanding stock of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech"). Headquartered in Stockholm, Sweden, Scan-Tech is a distributor of replacement automotive parts, primarily Volvo and Saab, throughout Europe, the United States, Russia, the Middle East and Far East with annual sales of approximately $10 million in 1997. The acquisition was effected through the payment of $1 million in cash, 350,000 shares of the Company's common stock and assumption of certain liabilities including approximately $0.8 million in bank debt. Of the shares, 250,000 will vest over four years and are included in the computation of the purchase price. The remaining 100,000 are subject to performance criteria and will be included in the computation of purchase price as the criteria are met. The Company accounted for this acquisition using the purchase method of accounting which resulted in the recording of goodwill of $2.7 million.

        Champ - In September 1998, the Company began its acquisition of selective assets of the Service Line Division ("Champ") of Standard Motor Products, Inc. for approximately $2.3 million representing the net asset value of inventories. Headquartered in Edwardsville, Kansas, the Service Line Division includes the Champ Service Line, Pik-A-Nut and Everco. The acquisition was completed in stages with the final stage (Everco) occurring in January 1999. There was no goodwill recorded in connection with this acquisition.

        Allparts - In October 1998, the Company acquired the assets of Allparts, Inc., from JPE, Inc., for approximately $10.1 million in cash. Headquartered in Louisiana, Missouri, Allparts is a leading supplier of automotive hydraulic brake parts to the automotive aftermarket. Allparts had annual sales of approximately $18 million in 1997. The Company accounted for this acquisition using the purchase method of accounting which resulted in the recording of goodwill of $1.2 million.

        The unaudited pro forma consolidated results for the years ended December 26, 1998 and December 27, 1997, as if the acquisitions of Scan-Tech, Champ and Allparts had occurred at the beginning of 1997, are as follows:

        (in thousands, except per share data)      1998             1997
        ------------------------------------------------------------------------
        Net sales                                $202,071         $192,826
        Net income                                  8,035            7,434
        Diluted earnings per                        $0.95            $0.90

5.  Long-Term Debt

      Long-term debt consists of borrowings under senior notes, bank credit facilities, industrial revenue bonds and capitalized lease obligations as follows:
                                       December 26,         December 27,
 (in thousands)                            1998                  1997
------------------------------------------------------------------------------
Senior Notes                                $ 60,000               $     -
Bank credit facility -
    1995 Term Loan                                 -                18,000
    1996 Term Loan                                 -                 8,000
    Revolving credit                          13,500                18,500
Industrial revenue bonds                       3,544                 3,836
Capitalized lease obligations                  5,099                 2,611
Subsidiary lines of credit                       950                     -
------------------------------------------------------------------------------
    Total                                     83,093                50,947
Less: Current portion                         (3,089)               (6,611)
------------------------------------------------------------------------------
    Total long-term debt                     $80,004               $44,336
------------------------------------------------------------------------------

        Senior Notes - In August 1998, the Company completed a private placement of $60 million in 6.81% Senior Notes due August 21, 2008 ("Notes") on an unsecured basis. The ten-year Notes bear a 6.81% fixed interest rate, payable quarterly, with an initial four-year interest only period. Terms of the Note Purchase Agreement requires, among other things, that the Company maintain certain financial covenants relating to debt to capital ratios and minimum net worth.

        Bank Credit Facility - In connection with the Notes, the Company amended its $35 million revolving credit facility with First Union National Bank and National City Bank. As amended, the commitment for the line was extended for a five-year term on an unsecured basis with interest at Libor plus 75 basis points. Prior to amendment, the revolving credit facility had a three year term, was secured by substantially all of the Company's assets and was subject to a borrowing base computation with interest at Libor plus 85 basis points.

        The bank credit facility also included two term loans - 1995 and 1996 term loans - with interest at Libor plus 110 and 150 basis points, respectively. Proceeds from the Notes were used, among other things, to pay off these term loans in full.

        The average amount outstanding under the bank credit facility was $27.6 million and $50.0 million during 1998 and 1997, respectively. The maximum outstanding during 1998 was $46.4 million and $58.4 million during 1997.


        Industrial Revenue Bonds - The Bonds bear interest at an annual rate of 4% payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due in July, 2009. The Bonds are secured by the Company's warehouse and office facility in Warsaw, Kentucky.

        Capitalized Lease Obligations - The Company's capitalized lease obligation for its primary operating facility is with a partnership related to the Company by common ownership ( "Partnership 1") (see Note 7) and is payable monthly in installments of $47,500 including interest imputed at 13.96% through December 2002. The lease provides for contingent rental payments to Partnership 1 in amounts that, when added to the annual capitalized lease payments, do not exceed the fair market rental rate of the facility. The contingent rental payments are determined on an annual basis to approximate the change in the Consumer Price Index and are payable only to the extent that the Company has available sufficient pre-tax income in the preceding fiscal year to support the increase. The net book value of the assets under this capitalized lease was $0.8 million at December 26, 1998 and $1.2 million at December 27, 1997 (see Note
10).

        In January 1990, the Company entered into a capitalized lease arrangement for certain office and warehouse facilities in Georgia with a partnership related to the Company by common ownership ("Partnership 2"). The lease is payable through January 2005 at $9,600 per month including interest imputed at 10.97%. The lease also provides for an annual adjustment in an amount which will approximate the change in the Consumer Price Index. The net book value of the assets under this capitalized lease was $347,000 at December 26, 1998 and $399,000 at December 27, 1997 (see Note 10).

        In  1998,  the  Company  entered  into  a  $4.3  million  sale/leaseback transaction with an equipment lease company to finance the Company's new computer system. The lease is payable in monthly installments of $126,500 including interest computed at 6.23% through December, 2000.

        Aggregate annual principal payments applicable to long-term debt as of December 26, 1998 are as follows:


(in thousands)
 1999           $3,089
 2000            2,243
 2001              889
 2002            9,487
 2003           22,517
Thereafter      44,868
-----------------------------
Total          $83,093
-----------------------------

        The following is a schedule of approximate annual future minimum lease payments under the capitalized leases with Partnership 1 and Partnership 2 for the Company's facilities (exclusive of contingent rental payments) and under the sale/leaseback transaction with the equipment lease company as of December 26, 1998:

(in thousands)                         Facilities      Equipment         Total
--------------------------------------------------------------------------------
1999                                   $     686        $ 1,588         $ 2,274
2000                                         685          1,588           2,273
2001                                         686              -             686
2002                                         685              -             685
2003                                         115              -             115
Thereafter                                   125              -             125
--------------------------------------------------------------------------------
Total payments                             2,982          3,176           6,158
Less - amounts  representing interest      ( 731)          (328)         (1,059)
--------------------------------------------------------------------------------
Total principal  payments              $   2,251        $ 2,848         $ 5,099
--------------------------------------------------------------------------------


6.  Operating Lease Commitments and Rent Expense

        The Company leases certain equipment and automobiles under noncancelable operating leases. Approximate future minimum rental payments under these leases are summarized as follows:

 (in thousands)
1999                $382
2000                  76
2001                  59
2002                  43
----------------------------
Total              $ 560
----------------------------

        Rent expense, which includes rental adjustment payments and contingent rentals paid to related parties (see Notes 5 and 7) of $0.6 million in 1998, 1997 and 1996, was $1.5 million in 1998, $1.3 million in 1997, and 1.5 million in 1996.

7.   Related Party Transactions

        The Company has entered into capital leases for two operating facilities with Partnership 1 and Partnership 2 (see Notes 5 and 10). The Company has guaranteed the mortgages of Partnership 1 and Partnership 2 on these facilities. These guarantees at December 26, 1998 were approximately $2.0 million. Total interest expense on these capitalized leases was $326,000 in 1998, $370,000 in 1997, and $411,000 in 1996.

 8. Income Taxes

        The components of the income tax provision are as follows:

 (in thousands)                      1998              1997               1996
--------------------------------------------------------------------------------
Federal:
  Current                           $3,773            $1,341             $3,845
  Deferred                             243             2,384               (689)
--------------------------------------------------------------------------------
      Subtotal                       4,016             3,725              3,156
--------------------------------------------------------------------------------
State:
  Current                              205                50                147
  Deferred                              13                90                (26)
--------------------------------------------------------------------------------
      Subtotal                         218               140                121
--------------------------------------------------------------------------------
      Total                         $4,234            $3,865             $3,277
--------------------------------------------------------------------------------

The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective rate:

                                         1998         1997         1996
---------------------------------------------------------------------------
Federal taxes at statutory rate         34.2%         34.0%       34.0%
State taxes, net of Federal tax benefit  3.0%         3.0%         3.3%
Benefit of contributed property         (1.3%)       (0.5%)       (0.6%)
---------------------------------------------------------------------------
Effective tax rate                      35.9%         36.5%       36.7%
---------------------------------------------------------------------------

            Deferred  income  taxes  result  from  timing   differences  in  the
recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:

                                            December 26,         December 27,
 (in thousands)                                 1998                 1997
--------------------------------------------------------------------------------
Assets:
    Inventories                                  $1,816              $   846
    Accounts receivables                         (1,140)                (492)
    Capitalized leases                              369                  394
    Accrued expenses                                629                  438
--------------------------------------------------------------------------------
        Gross deferred assets                     1,674                1,186
--------------------------------------------------------------------------------
Liabilities:
    Depreciation                                    400                  392
    Goodwill                                      1,903                1,300
    Other                                           211                   78
--------------------------------------------------------------------------------
        Gross deferred liabilities                2,514                1,770
--------------------------------------------------------------------------------
    Net deferred liability                      $   840              $   584
--------------------------------------------------------------------------------

9.  Business Segments

        The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information,"
(SFAS No. 131) in 1998. In accordance with the provisions of SFAS No. 131, the Company has determined that its business comprises a single reportable operation segment, namely, the sale of replacement parts for the automotive aftermarket.

        During 1998 and 1996, one customer accounted for approximately 15% and 14% of sales, respectively. During 1997, two customers each accounted for 10% or more of sales and in the aggregate accounted for 24% of sales. Except for the lift support product line, which accounted for approximately 10% of gross sales in 1996, no other product line accounted for more than 10% of sales. Sales to countries outside the US, primarily to Western Europe and Canada in 1998, 1997 and 1996 were $12.6 million, $3.9 million and $3.4 million, respectively.

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

        Shareholder Agreement - A shareholder agreement was entered into in September 1990 and subsequently amended in December 1992 and September 1993. Under the agreement, each of Richard Berman, Steven Berman, Jordan Berman, Marc Berman and Fred Berman has granted the others of them rights of first refusal, exercisable on a pro rata basis or in such other proportions as the exercising shareholders may agree, to purchase shares of the common stock of the Company which any of them, or upon their deaths their respective estates, proposes to sell to third parties. The Company has agreed with these shareholders that, upon their deaths, to the extent that any of their shares are not purchased by any of these surviving shareholders and may not be sold without registration under the Securities Exchange Act of 1933, as amended
(the "1933 Act"), the Company will use its best efforts to cause those shares to be registered under the 1933 Act. The expenses of any such registration will be borne by the estate of the deceased shareholder.

        Purchase Commitments - At December 26, 1998, the Company had commitments to purchase inventory of approximately $1.2 million. In conjunction therewith, the Company has entered into irrevocable commercial letter of credit agreements with a bank.

        Leases - In accordance with the contingent rental provisions of the lease agreement for the Company's primary operating facility (see Note 5), management expects that, effective January 1999, the total monthly lease payments will be increased from approximately $87,000 to approximately $89,000.

11.  Capital Stock

        Undesignated Stock - The Company has 75,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by the Board of Directors.

        Incentive Stock Plan - In September 1990, the Board of Directors approved an incentive stock plan to issue as options, up to 322,500 shares of common stock, to employees, directors, consultants and advisors of the Company or its affiliates with no one "individual" to receive more than 10% of the total. In May 1997, the shareholders approved an increase in the number of shares to 422,500 and in May 1998, the shareholders approved an additional increase in shares to 672,500. All options shall be granted within ten years of the plan adoption date with the exercise price and period determined by the Board of Directors on a discretionary basis, but the option price per share shall not be less than 100% of the fair market value of a share on the date of grant (not less than 110% if granted to an individual possessing more than 10% of the voting rights of the Company's outstanding capital stock). No more than $100,000 of options may be exercised by one individual in any calendar year. The following is a summary of transactions under the plan:

                                                          Number of Shares
                                ---------------------------------------------------------------------
                                                                                        Available
                                    Option Price                                       for Future
                                      Per Share       Outstanding     Exercisable        Grants


-----------------------------------------------------------------------------------------------------
Balance at December 30, 1995        $5.75-$8.875            35,250           23,500         287,250
   Became exercisable                                            -            9,750              -
   Exercised                         5.75-6.125            (3,625)          (3,625)               -
   Canceled                          6.75-8.875            (4,000)                -           4,000
   Options granted                    6.50-7.50            211,000                -       (211,000)
-----------------------------------------------------------------------------------------------------
Balance at December 28, 1996          5.75-8.875           238,625           29,625          80,250
   Increase in available shares                                  -                -         100,000
   Became exercisable                                            -           44,595               -
   Exercised                            7.75                 (195)            (195)               -
   Canceled                           7.00-8.00            (31,805)               -          31,805

                                                     (31,805)(31,805(
   Options granted                    7.25-9.50            125,500                -       (125,500)
-----------------------------------------------------------------------------------------------------
Balance at December 27, 1997          5.75-9.50            332,125           74,025          86,555
   Increase in available shares                                  -                -         250,000
   Became exercisable                                            -           48,307               -
   Exercised                         5.75-8.875            (4,657)          (4,657)               -
   Canceled                           5.75-9.50           (52,093)                -          52,093
   Options granted                   6.25-12.625           302,000                -       (302,000)
-----------------------------------------------------------------------------------------------------
Balance at December 26, 1998        $5.75-$12.625          577,375          117,675          86,648
-----------------------------------------------------------------------------------------------------

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for this plan. Accordingly, no compensation expense has been recognized. The following pro forma amounts were determined as if the Company had accounted for its stock options using the fair value method (Black-Scholes pricing model).

(in thousands, except per share data)     1998           1997              1996
--------------------------------------------------------------------------------
Net income:
    As reported                          $7,556        $6,714            $5,662
    Pro forma                            $7,364         6,585             5,604
Earnings per share:
    As reported:
        Basic                            $0.91          $0.83             $0.71
        Diluted                          $0.90          $0.83             $0.71
    Pro forma:
       Basic                             $0.88          $0.82             $0.70
       Diluted                           $0.87          $0.82             $0.70



        Employee Stock Purchase Plan - In March 1992, the Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Plan permits the granting of options to purchase up to 300,000 shares of common stock by the employees of the Company. In any given year, employees may purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expire on the last day of the fiscal year. During 1998, optionees had exercised rights to purchase 5,631 shares at prices from $5.31 to $10.73 per share for total net proceeds of $42,400.

        401(k) Retirement Plan - The Company's 401(k) retirement plan was amended in 1992 to permit contributions in cash or kind, including Company qualified securities. The Company accrued for a discretionary contribution for 1998 which will be funded in early 1999 consisting of cash and approximately 41,500 shares of Company common stock at a value of approximately $337,000. The Company made a discretionary contribution for 1997 consisting of cash and 17,300 shares of Company common stock, issued in 1998, at a value of approximately $170,000. The Company made a discretionary contribution for 1996 consisting of cash and 39,400 shares of stock, issued in 1997, at a value of approximately $278,000.

Supplementary Financial Information

Quarterly Results of Operations:

        The following is a summary of the unaudited quarterly results of operations for the years ended December 26, 1998 and December 27, 1997:

(in thousands, except per share amounts)
                                   First Quarter      Second Quarter           Third Quarter     Fourth Quarter
--------------------------------------------------------------------------------------------------------------
                                                                         1998
                               -------------------------------------------------------------------------------
Net sales                             $39,012            $42,047                 $44,509           $52,733
Income from operations                  2,792              4,844                   4,973             3,810
Net income                              1,176              2,388                   2,503             1,489
Earnings per share                       0.14               0.28                    0.30              0.18

                                                                         1997
                               -------------------------------------------------------------------------------
Net sales                             $33,299            $40,959                 $40,817           $37,971
Income from operations                  2,613              4,604                   4,623             2,944
Net income                                961              2,253                   2,330             1,170
Earnings per share                       0.12               0.28                    0.29              0.15



Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.

        None

                                             PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 13, 1999.

        Information concerning executive officers of the Company who are not also directors is presented in Item 4.1, Part I of this Report on Form 10-K.

Item 11. Executive Compensation.

        Incorporated   by   reference   to  the  section   entitled   "Executive
Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 13, 1999.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        Incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 13, 1999.

Item 13. Certain Relationships and Related Transactions.

        Incorporated   by   reference   to  the  section   entitled   "Executive
Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 13, 1999.

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

            Report of Independent Public Accountants

            Consolidated Statements of Income for the years ended December 26, 1998, December 27, 1997 and December 28, 1996

            Consolidated Balance Sheets as of December 26, 1998 and December 27, 1997

            Consolidated Statements of Shareholders' Equity for the years ended December 26, 1998, December 27, 1997 and December 28, 1996.

            Consolidated Statements of Cash Flows for the years ended December 26, 1998, December 27, 1997 and December 28, 1996.

            Notes to Consolidated Financial Statements

            (a)(2) Consolidated Financial Statement Schedules.  The following consolidated financial statement schedule of the Company and related documents are filed with this Report on Form 10-K:

                                            Page

            Report of Independent Public Accountants on Financial
              Statement Schedule................................             39
            Schedule II - Valuation and Qualifying Accounts.....             40

        (a)(3) Exhibits.

Number        Title


3.1 (1)       Amended and Restated Articles of Incorporation of the Company.

3.2 (1)       Bylaws of the Company.

4.1 (1)       Specimen Common Stock Certificate of the Company.

4.2 (1)       Shareholders' Agreement, dated September 17, 1990.

4.2.1 (2)     Amendment to Shareholders' Agreement, dated December 29, 1992, amending 4.2.

4.2.2 (3)     Amendment to Shareholders' Agreement, dated September 14, 1993, amending 4.2.

4.2.3 (4)     Amendment to Shareholders' Agreement, dated March 14, 1994, amending 4.2.

10.1 (1) Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.

10.1.1 (3)    Amendment to Lease,  dated  September  10, 1993,  between the
              Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending
              10.3.

10.1.2 (5)    Assignment of Lease,  dated  February 24, 1997,  between the
              Company, the Berman Real Estate

              Partnership and BREP 1, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania, assigning 10.3.

10.2 (1) Lease, dated January 3, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 390 Old Bremen Road, Carrollton, Georgia.

10.2.1 (3)    Amendment to Lease,  dated  September  10, 1993,  between the
              Company and the Berman Real Estate Partnership, for premises located at 390 Old Bremen Road, Carrollton, Georgia, amending
              10.4.

10.2.2 (4)    Amendment to Lease,  dated  February  17,  1994,  between the
              Company and the Berman Real Estate Partnership, for premises located at 390 Old Bremen Road, Carrollton, Georgia, amending
              10.4.

10.3 (6)+     R&B, Inc. Amended and Restated Incentive Stock Plan.

10.4 (2)+     R&B, Inc. 401(k) Retirement Plan and Trust.

10.4.1 (7)+   Amendment No. 1 to the R&B, Inc. 401(k) Retirement Plan and Trust.

10.5 (2)+     R&B, Inc. Employee Stock Purchase Plan.

21            Subsidiaries of the Company (filed with this report)

24            Consent of Arthur Andersen LLP (filed with this report)

27            Financial Data Schedule (filed with this report)
-------------------------
+ Management Contracts and Compensatory Plans, Contracts or Arrangements.
(1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264). (2) Incorporated by reference to the Exhibits files with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992. (3) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740). (4) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1993. (5) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. (6) Incorporated by reference to the Exhibits filed with the Company's Proxy Statement for the fiscal year ended December 27, 1997. (7) Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994.


        (b) Reports on Form 8-K.

        None

                                            SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        R&B, Inc.

Date: March 25, 1999                    By:   Richard N. Berman
                                        Richard N. Berman, Chairman, President
                                        and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature              Capacity                          Date

  Richard N. Berman            President, Chief Executive       March 25 , 1999
   Richard N. Berman           Officer, and Chairman of the
                               Board of Directors
                               (principal executive officer)

 Malcolm S. Walter             Chief Financial Officer           March 25, 1999
   Malcolm S. Walter           (principal financial and
                               accounting officer)

 Steven L. Berman              Executive Vice President,         March 25, 1999
   Steven L. Berman            Secretary-Treasurer, and
                               Director

 George L. Bernstein           Director                          March 25, 1999
   George L. Bernstein

 John F. Creamer, Jr.          Director                          March 25, 1999
   John F. Creamer, Jr.

 Paul R. Lederer               Director                          March 25, 1999
   Paul R. Lederer

 Edgar W. Levin                Director                          March 25, 1999
   Edgar W. Levin

 Jack A. Robinson              Director                          March 25, 1999
   Jack A. Robinson

                              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON FINANCIAL STATEMENT SCHEDULE

To R&B, Inc.:

We have audited in accordance with generally accepted auditing standards, the financial statements of R&B, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 25, 1999. Our audit was made for the purpose of forming an opinion on the statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   Arthur Andersen LLP

Philadelphia, PA
     February 25, 1999


                                               SCHEDULE II
                                    VALUATION AND QUALIFYING ACCOUNTS
(in thousands)                                                      For the Year Ended
-----------------------------------------------------------------------------------------------------------
                                                    December 26,        December 27,       December 28,
                                                        1998                1997               1996
                                               ------------------------------------------------------------

Allowance for doubtful accounts:
    Balance, beginning of period                           $1,009              $962               $653
     Provision                                                 649               417                519
     Charge-offs                                              (219)             (370)              (210)
-----------------------------------------------------------------------------------------------------------
     Balance, end of period                                 $1,439            $1,009               $962
-----------------------------------------------------------------------------------------------------------
Allowance for customer credits:
     Balance, beginning of period                           $6,205           $10,343             $6,826
     Provision                                              26,039            23,268             26,427
     Charge-offs                                           (23,968)          (27,406)           (22,910)
-----------------------------------------------------------------------------------------------------------
     Balance, end of period                                 $8,276            $6,205            $10,343
-----------------------------------------------------------------------------------------------------------