Form 10-Q
period 1999-03-27
R & B INC
filed 1999-05-12
CIK 868780

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

                         For the quarterly period ended March 27, 1999

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

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 5, 1999 the Registrant had 8,083,645 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                   R & B, INC. AND SUBSIDIARIES

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                          MARCH 27, 1999


                                                                   Page
Part I -- FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements (unaudited)

               Statements of Income:
                   Thirteen Weeks Ended March 27, 1999 and
                   March 28, 1998 .................................3

               Balance Sheets .....................................4

               Statements of Cash Flows ...........................5

               Notes to Financial Statements ......................6

        Item 2. Management's Discussion and
                   Analysis of Results of Operations and
                   Financial Condition ............................7

Part II -- OTHER INFORMATION

        Item 1. Legal Proceedings ................................11

        Item 6. Exhibits and Reports on Form 8-K .................11

        Signature     ............................................12

                                  PART I.  FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)


--------------------------------------------------------------------------------------------
                                                               For the Thirteen Weeks Ended
                                                              ------------------------------
                                                                   March 27,      March 28,
(in thousands, except per share data)                               1999        1998
--------------------------------------------------------------------------------------------

Net Sales                                                           $55,946        $39,012
Cost of goods sold                                                   34,261         23,985
--------------------------------------------------------------------------------------------
         Gross profit                                                21,685         15,027
Selling, general and administrative expenses                         17,901         12,235
--------------------------------------------------------------------------------------------
         Income from operations                                       3,784          2,792
Interest expense, net                                                 1,706            940
--------------------------------------------------------------------------------------------
         Income before taxes                                          2,078          1,852
Provision for taxes                                                     727            676
--------------------------------------------------------------------------------------------
         Net Income                                               $   1,351         $1,176
--------------------------------------------------------------------------------------------
Earnings Per Share:
        Basic                                                         $0.16          $0.14
        Diluted                                                        0.16           0.14
Average Shares Outstanding:
        Basic                                                         8,348          8,318
        Diluted                                                       8,381          8,409
--------------------------------------------------------------------------------------------



       The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                     R&B, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                         March 27,         December 26,
 (in thousands, except share data)                          1999                1998
--------------------------------------------------------------------------------------------
                                                        (unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                   $ 1,034            $    915
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $7,971 and $9,715         60,075              55,585
  Inventories                                                   79,252              68,401
  Deferred income taxes                                          1,674               1,674
  Prepaids and other current assets                              1,431                 861
--------------------------------------------------------------------------------------------
     Total current assets                                      143,466             127,436
--------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                              21,003              20,761
Intangible Assets                                               33,256              33,640
Other Assets                                                     2,125               2,111
--------------------------------------------------------------------------------------------
      Total                                                   $199,850            $183,948
--------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                            $ 2,663             $ 3,089
  Accounts payable                                              21,635              18,309
  Accrued compensation                                           2,352               2,652
  Other accrued liabilities                                      4,899               5,766
--------------------------------------------------------------------------------------------
    Total current liabilities                                   31,549              29,816
--------------------------------------------------------------------------------------------
Long-Term Debt                                                  92,754              80,004
Deferred Income Taxes                                            2,514               2,514
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,350,629 and 8,344,082                83                  83
   Additional paid-in capital                                   33,175              33,133
   Cumulative translation adjustments                                8                 (18)
   Retained earnings                                            39,767              38,416
--------------------------------------------------------------------------------------------
   Total shareholders' equity                                   73,033              71,614
--------------------------------------------------------------------------------------------
      Total                                                   $199,850            $183,948
--------------------------------------------------------------------------------------------

       The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                     R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)

----------------------------------------------------------------------------------------------------------
                                                                      For the Thirteen Weeks Ended
                                                              --------------------------------------------
                                                                    March 27,             March 28,
(in thousands)                                                         1999                  1998
----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                               $ 1,351               $ 1,176
Adjustments to reconcile net income to cash (used in)
    provided byoperating activities:
   Depreciation and amortization                                           1,553                 1,156
   Provision for doubtful accounts                                           189                   132
Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                   (4,679)                  282
    Inventories                                                          (10,851)               (3,212)
    Prepaids and other current assets                                       (570)                  980
    Other assets                                                             (28)                  (44)
    Accounts payable                                                       3,352                 2,013
    Other accrued liabilities                                             (1,167)                1,301
----------------------------------------------------------------------------------------------------------
       Cash(used in) provided by operating activities                    (10,850)                3,784
----------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                (1,397)                 (573)
   Business acquisitions, net of cash acquired                                 -                  (980)
----------------------------------------------------------------------------------------------------------
      Cash used in investing activities                                   (1,397)               (1,553)
----------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Net proceeds of revolving credit                                       12,750                   500
   Repayment of term loans and capitalized lease obligations                (426)               (1,866)
   Proceeds from common stock issuances                                       42                    12
----------------------------------------------------------------------------------------------------------
       Cash provided by (used in) financing activities                    12,366                (1,354)
----------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                    119                   877
Cash and Cash Equivalents, Beginning of Period                               915                 1,601
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                  $1,034                $2,478
----------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
    Cash paid for interest expense                                       $ 1,493               $   834
    Cash paid for income taxes                                           $ 1,521               $    32

       The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THIRTEEN WEEKS ENDED MARCH 27, 1999 AND MARCH 28, 1998
                                            (UNAUDITED)

1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 27, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 1999. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 26, 1998.

2. Inventories

        Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:
                        March 27,     December 26,
(in thousands)            1999            1998
-----------------------------------------------------
Bulk product              $29,572         $31,181
Finished product           43,847          31,445
Packaging materials         5,833           5,775
-----------------------------------------------------
Total                     $79,252         $68,401
-----------------------------------------------------

3. Intangible Assets

        Intangible assets consist primarily of goodwill which is amortized over a period of 40 years. Total accumulated amortization as of March 27, 1999 and March 28, 1998 was $4.8 million and $3.3 million, respectively. Amortization expense of these assets was $0.4 million and $0.3 million in the first quarter of 1999 and 1998, respectively.

4. Earnings Per Share

        Earnings Per share is computed under Statement of Financial Accounting Standards No. 128, "Earnings Per Share;" The Company has included basic and diluted earnings per share on the face of the Statements of Income for each period presented. Weighted average shares for "diluted" earnings per share includes the assumption of the exercise of all potentially dilutive securities ("in the money" stock options).

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

    In January of 1998, the Company acquired the outstanding stock of Scan-Tech USA/Sweden AB and related entities ("Scan-Tech"). Headquartered in Stockholm, Sweden, Scan-Tech is a global distributor of replacement automotive parts, primarily Volvo and Saab.

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

                                                        Percentage of Net Sales
                                                      For the Thirteen Weeks Ended
                                        -------------------------------------------------------
                                                 March 27,                  March 28,
                                                    1999                      1998
-----------------------------------------------------------------------------------------------
Net sales                                                  100.0%                     100.0%
Cost of goods sold                                          61.3                       61.5
-----------------------------------------------------------------------------------------------
Gross profit                                                38.7                       38.5
Selling, general and administrative expenses                32.0                       31.4
-----------------------------------------------------------------------------------------------
Income from operations                                       6.7                        7.1
Interest expense, net                                        3.0                        2.4
-----------------------------------------------------------------------------------------------
Income before taxes                                          3.7                        4.7
Provision for taxes                                          1.3                        1.7
-----------------------------------------------------------------------------------------------
Net Income                                                   2.4%                       3.0%
-----------------------------------------------------------------------------------------------


Thirteen Weeks Ended March 27, 1999 Compared to
Thirteen Weeks Ended March 28, 1998

    Net sales increased to $55.9 million for the thirteen weeks ended March 27, 1999 from $39.0 million for the same period in 1998, an increase of 43.4%. The increase resulted from increased sales in all segments of our core business and from recent acquisitions.

    Cost of goods sold for the thirteen weeks ended March 27, 1999 increased to $34.3 million from $24.0 million for the same period in 1998, an increase of 42.8%. As a percent of net sales, cost of goods sold for the thirteen weeks ended March 27, 1999 decreased to 61.3% from 61.5% for the thirteen weeks ended March 27, 1998. This improvement resulted primarily from a reduction in the material cost component of cost of goods sold.

    Selling, general and administrative expenses for the thirteen weeks ended March 27, 1999 increased to $17.9 million from $12.2 million for the thirteen weeks ended March 28, 1998, an increase of 46.3%. As a percent of net sales, selling, general and administrative expenses increased to 32.0% from 31.4%. This increase resulted primarily from increased labor and freight costs associated with shipments of products to customers.

    Interest expense, net, increased to $1.7 million for the thirteen weeks ended March 27, 1999 from $0.9 million for the thirteen weeks ended March 28, 1998. This increase resulted from higher average debt levels in the first quarter of 1999 relating to the funding of acquisitions made by the Company during 1998 and the expansion in working capital assets.

    A provision for income taxes of $0.7 million was recorded for the thirteen weeks ended March 27, 1999 and March 28, 1998. The decrease in the Company's effective tax rate from 36.5% in 1998 to 35.0% in 1999 resulted primarily from lower foreign tax rates.

Liquidity and Capital Resources

    The Company has financed its growth through the combination of cash flow from its operations, issuance of senior notes and borrowings under its credit facilities. Working capital was $111.9 million as of March 27, 1999 and $59.0 million as of March 28, 1998. The Company believes that the cash generated from operations and borrowings available under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

    Net cash used in operating activities was $10.9 million for the thirteen weeks ended March 27, 1999 and net cash provided was $3.8 million for the thirteen weeks ended March 28, 1998. These amounts represent net income plus depreciation and amortization less changes in working capital. During 1999, the most significant changes were increases in inventories, accounts receivable and accounts payable. During 1998, the most significant changes were increases in inventories, accounts payable and other accrued liabilities.

    Net cash used in investing activities amounted to $1.4 million and $1.6 million for the thirteen weeks ended March 27, 1999 and March 28, 1998, respectively. In 1999, additions to plant and equipment accounted for the investing activities. In 1998, the acquisition of Scan-Tech and additions to property, plant and equipment accounted for the investing activities.

    Net cash provided by financing activities amounted to $12.4 million and net cash used was $1.4 million for the thirteen weeks ended March 27, 1999 and March 28, 1998, respectively. In 1999, borrowings under the line of credit accounted for the majority of the funds provided. In 1998, repayments of term loans and capitalized leases was partially offset by advances under the Company's revolving credit facility.

    The Acquisition of Scan-Tech. In January 1998, Scan-Tech was acquired with the payment of $1 million in cash, up to 350,000 shares of the Company's common stock and assumption of certain liabilities including approximately $0.8 million in bank debt.

    The Acquisition of Champ. In September 1998, the Company began its acquisition of selective assets of Champ from Standard Motor Products, Inc. for approximately $2.3 million representing the net asset value of inventories. The acquisition was completed in stages with the final stage (Everco) occurring in January 1999 and requiring a payment of approximately $0.3 million representing the net asset value of inventories.

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

    Revolving Credit Facility. In connection with the Notes, the Company amended its $35 million revolving credit facility with First Union National Bank and National City Bank. As amended, the commitment for the line was extended for a five-year term on an unsecured basis with interest at Libor plus 75 basis points. Proceeds from the Notes were used, among other things, to paydown the term debt portions of the bank credit facilities previously advanced to the Company by the bank syndicate. Borrowings under the revolving credit facility amounted to $26.3 million at March 27, 1999 and to $13.5 million at December 26, 1998.

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

Year 2000 Compliance

    The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems ("Programs"). The Company has been evaluating its Programs to identify potential Year 2000 compliance problems. This evaluation has led to the selection and implementation of a comprehensive enterprise resource planning package and related programs ("New System"). This New System, installed in 1998, is used in several key areas of the company's business including inventory purchasing and management, production planning, forecasting, pricing, sales, shipping and financial reporting and replaces the majority of the Company's previous Programs. Those Programs not replaced by the New System are also being evaluated for Year 2000 compliance and appropriate adjustments have been or will be made to bring them into compliance either through modification or replacement. The most significant of these are the Company's Human Resource, payroll and time keeping systems which were replaced with a combination of purchased software and third party services during the first quarter of 1999.

    Based on present information, the Company believes that it will be able to achieve Year 2000 compliance through a combination of the New System and modification to other Programs, however, no assurance can be given that these efforts will be successful. The investment in capital expenditures to implement the New System and the Human Resources, payroll and time keeping systems was approximately $4.9 million and the Company estimates that the expenses associated with modification of other Programs will not be material.

    The Company maintains contingency plans for computer failures, power outages, natural disasters, etc. Year 2000 contingency plans for mission-critical systems are being developed and will be integrated with the existing plans where appropriate by December 1999.

    Further, in the event that any of the Company's significant suppliers or customers do not successfully and timely achi e Company's business operations could be adversely affected.

Impact of Inflation

    The Company has not generally been adversely affected by inflation. The Company believes that price increases resulting from inflation generally could be passed on to its customers, since prices charged by the Company are not set by long-term contracts.

Cautionary Statement Regarding Forward Looking Statements

    Certain statements periodically made by or on behalf of the Company and certain statements contained herein including statements in Management's Discussion and Analysis of Financial Condition and Results of Operation; such as statements regarding litigation; and certain other statements contained herein regarding matters that are not historical fact are forward looking statements (as such term is defined in the Securities Act of 1933), and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that cause actual results to differ materially include but are not limited to those factors discussed in the Company's Annual Report on Form 10-K under "Business - Investment Considerations."

Quantitative and Qualitative Disclosure about Material Risk

    The Company's market risk is the potential loss arising from adverse changes in interest rates. With the exception of the Company's revolving credit facility, long-term debt obligations are at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Market risk is estimated as the potential increase in fair value of the company's long- term debt obligations resulting from a hypothetical one-percent decrease in interest rates and amounts to approximately $3.6 million over the term of the debt.

    Although the company continues to evaluate derivative financial instruments to manage foreign currency exchange rate changes, the Company does not currently hold derivatives for managing these risks of for trading purposes.

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


                                           R & B, INC.



Date   May 11, 1999                       \s\ Richard Berman
                                              Richard Berman
                                              President




Date    May 11, 1999                      \s\ Malcolm Walter
                                              Malcolm Walter
                                              Chief Financial Officer and
                                              Principal Accounting Officer