Form 10-Q
period 1999-06-26
R & B INC
filed 1999-08-10
CIK 868780

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

                         For the quarterly period ended June 26, 1999

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

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 6, 1999 the Registrant had 8,201,360 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                            R & B, INC.

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                           June 26, 1999


                                                                 Page
Part I -- FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements (unaudited)

               Statements of Income:
                   Thirteen  Weeks  Ended  June 26,  1999  and
                      June 27,  1998...............................3
                   Twenty-six Weeks Ended June 26, 1999 and
                      June 27, 1998................................4

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

        Signature.................................................14

                                  PART I.  FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)


--------------------------------------------------------------------------------------------
                                                               For the Thirteen Weeks Ended
                                                              ------------------------------
                                                                   June 26,        June 27,
(in thousands, except per share data)                               1999             1998
--------------------------------------------------------------------------------------------
Net Sales                                                      $     68,018     $   42,047
Cost of goods sold                                                   42,743         25,448
--------------------------------------------------------------------------------------------
         Gross profit                                                25,275         16,599
Selling, general and administrative expenses                         19,193         11,755
--------------------------------------------------------------------------------------------
         Income from operations                                       6,082          4,844
Interest expense, net                                                 1,806          1,083
--------------------------------------------------------------------------------------------
         Income before taxes                                          4,276          3,761
Provision for taxes                                                   1,496          1,373
--------------------------------------------------------------------------------------------
         Net Income                                            $      2,780     $    2,388
--------------------------------------------------------------------------------------------
Earnings Per Share:
         Basic                                                 $      0.33      $     0.29
         Diluted                                               $      0.33      $     0.28
--------------------------------------------------------------------------------------------
    Average Shares Outstanding:
         Basic                                                        8,368          8,329
         Diluted                                                      8,437          8,494
--------------------------------------------------------------------------------------------



       The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                     R&B, INC. AND SUBSIDIARIES

                                  CONSOLIDATED STATEMENTS OF INCOME
                                             (unaudited)



--------------------------------------------------------------------------------------------
                                                              For the Twenty-six Weeks Ended
                                                              ------------------------------
                                                                   June 26,       June 27,
(in thousands, except per share data)                               1999            1998
--------------------------------------------------------------------------------------------
Net Sales                                                     $     123,964     $   81,059
Cost of goods sold                                                  77,004          49,433
--------------------------------------------------------------------------------------------
         Gross profit                                               46,960          31,626
Selling, general and administrative expenses                        37,094          23,990
--------------------------------------------------------------------------------------------
         Income from operations                                      9,866           7,636
Interest expense, net                                                3,512           2,023
--------------------------------------------------------------------------------------------
         Income before taxes                                         6,354           5,613
Provision for taxes                                                  2,223           2,049
--------------------------------------------------------------------------------------------
         Net Income                                           $       4,13      $    3,564
--------------------------------------------------------------------------------------------
Earnings Per Share:
         Basic                                                $       0.49      $     0.43
         Diluted                                              $       0.49      $     0.42
--------------------------------------------------------------------------------------------
    Average Shares Outstanding:
         Basic                                                       8,358           8,317
         Diluted                                                     8,406           8,481
--------------------------------------------------------------------------------------------



       The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                     R&B, INC. AND SUBSIDIARIES

                                     CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                         June 26,          December 26,
 (in thousands, except share data)                          1999                1998
--------------------------------------------------------------------------------------------
                                                       (unaudited)
Assets
Current Assets:
 Cash and cash equivalents                             $       2,157          $      915
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $8,229 and $9,715         65,993              55,585
  Inventories                                                   79,215              68,401
  Deferred income taxes                                          1,674               1,674
  Prepaids and other current assets                              2,281                 861
--------------------------------------------------------------------------------------------
     Total current assets                                      151,320             127,436
--------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                              22,836              20,761
Intangible Assets                                               32,875              33,640
Other Assets                                                     3,386               2,111
--------------------------------------------------------------------------------------------
      Total                                             $      210,417          $  183,948
--------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                     $        2,116          $    3,089
  Accounts payable                                              25,751              18,309
  Accrued compensation                                           1,981               2,652
  Other accrued liabilities                                      6,408               5,766
--------------------------------------------------------------------------------------------
    Total current liabilities                                   36,256              29,816
--------------------------------------------------------------------------------------------
Long-Term Debt                                                  95,701              80,004
Deferred Income Taxes                                            2,514               2,514
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,392,275 and 8,344,082                84                  83
   Additional paid-in capital                                   33,511              33,133
   Cumulative translation adjustments                             (196)                (18)
   Retained earnings                                            42,547              38,416
--------------------------------------------------------------------------------------------
    Total shareholders' equity                                  75,946              71,614
--------------------------------------------------------------------------------------------
      Total                                             $      210,417          $  183,948
--------------------------------------------------------------------------------------------

       The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                     R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)

----------------------------------------------------------------------------------------------------------
                                                                     For the Twenty-six Weeks Ended
                                                              --------------------------------------------
                                                                     June 26,             June 27,
(in thousands)                                                         1999                  1998
----------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities:
Net income                                                         $       4,131        $    3,564
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                           3,398             2,439
   Provision for doubtful accounts                                           377               293
Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                  (10,785)            1,700
    Inventories                                                          (10,814)           (4,976)
    Prepaids and other current assets                                     (1,420)             (878)
    Other assets                                                          (1,440)             (273)
    Accounts payable                                                       7,264             2,478
    Other accrued liabilities                                                (29)              632
----------------------------------------------------------------------------------------------------------
       Cash (used in) provided by operating activities                    (9,318)            4,979
----------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                (4,543)           (2,209)
   Proceeds from sale and leaseback transaction                               -              3,194
   Business acquisitions                                                      -               (881)
----------------------------------------------------------------------------------------------------------
      Cash (used in) provided by  investing activities                    (4,543)              104
----------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  ACTIVITIES:  a
   Net proceeds from revolving credit                                      15,697              850
                                                                                               -
   Repayment of term loans and capitalized lease obligations                (973)           (4,495)
   Proceeds from common stock issuances                                      379                12
----------------------------------------------------------------------------------------------------------
       Cash provided by (used in) financing activities                    15,103            (3,633)
----------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                  1,242             1,450
Cash and Cash Equivalents, Beginning of Period                               915             1,601
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                          $        2,157    $        3,051
----------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
    Cash paid for interest expense                                $        3,113    $        1,641
    Cash paid for income taxes                                    $        2,901    $          467


       The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 1999 AND
                                  JUNE 27, 1998 (UNAUDITED)

1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 26, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 1999. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 26, 1998.

2. Inventories

        Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:
                        June 26,      December 26,
(in thousands)            1999            1998
-----------------------------------------------------
Bulk product              $28,367         $31,181
Finished product           44,566          31,445
Packaging materials         6,282           5,775
-----------------------------------------------------
Total                     $79,215         $68,401
-----------------------------------------------------

3. Intangible Assets

    Intangible assets consist primarily of goodwill which is amortized over a period of 40 years. Total accumulated amortization as of June 26, 1999 and June 27, 1998 was $5.2 million and $3.7 million, respectively. Amortization expense of these assets was $0.4 million in the second quarter of 1999 and 1998.

4. Earnings Per Share

    Earnings Per share is computed under Statement of Financial Accounting Stan-dards No. 128, "Earnings Per Share". The Company has included basic and diluted earnings per share on the face of the Statements of Income for each period presented. Weighted average shares for "diluted" earnings per share includes the assumption of the exercise of all potentially dilutive securities("in the money" stock options).

                                   R&B, INC. AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS

        General

        Over the periods presented, the Company has focused its efforts on providing an expanding array of new product offerings and strengthening its rel-ationships with its customers. To that end, the Company has made significant investments to increase market penetration, primarily in the form of product development, customer service, customer credits and allowances, and strategic acquisitions.

        The Company calculates its net sales by subtracting credits and allowances from gross sales. Credits and allowances include costs for co-operative advertising, product returns,discounts given to customers who purchase new products for inclusion in their stores, and the cost of competitors' products that are purchased from the customer in order to induce a customer to purchase new product lines from the Company. The credits and allowances are designed to increase market penetration and increase the number of product lines carried by customers by displacing competitors' products within customers' stores and promoting consolidation of customers' suppliers.

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

        In October 1998, the Company acquired the assets of Allparts, Inc. Headquartered in Louisiana, Missouri, Allparts is a leading supplier of auto-motive hydraulic brake parts to the automotive aftermarket.

Results of Operations

        The  following  table  sets  forth,  for  the  periods  indicated,   the
percentage  of  net  sales   represented  by  certain  items  in  the  Company's
Consolidated Statements of Income.

                             Percentage of Net Sales
                        ----------------------------------------------------------------------------
                             For the Thirteen Weeks Ended        For the Twenty-six Weeks Ended
                        ----------------------------------------------------------------------------
                              June 26,          June 27,           June 26,          June 27,
                                1999              1998               1999              1998
----------------------------------------------------------------------------------------------------
Net sales                      100.0%            100.0%             100.0%             100.0%
Cost of goods sold              62.8%             60.5%              62.1%              61.0%
----------------------------------------------------------------------------------------------------
Gross profit                    37.2%             39.5%              37.9%              39.0%
Selling, general and
 administrative expenses        28.2%             28.0%              29.9%              29.6%
----------------------------------------------------------------------------------------------------
Income from operations           9.0%             11.5%               8.0%               9.4%
Interest expense, net            2.7%              2.6%               2.9%               2.5%
----------------------------------------------------------------------------------------------------
Income before taxes              6.3%              8.9%               5.1%               6.9%
Provision for taxes              2.2%              3.2%               1.8%               2.5%
----------------------------------------------------------------------------------------------------
Net income                       4.1%              5.7%               3.3%               4.4%
----------------------------------------------------------------------------------------------------

Thirteen Weeks Ended June 26,1999 Compared to Thirteen Weeks Ended June 27, 1998

      Net sales increased to $68.0 million for the thirteen weeks ended June 26, 1999 from $42.0 million for the same period in 1998, an increase of 61.8%.
48% of this increase or $12.5 million came from the Company's existing business and the remaining $13.4 million relates to the acquisitions made in 1998.

       Cost of goods sold for the thirteen weeks ended June 26, 1999 increased to $42.7 million from $25.4 million for the same period in 1998, an increase of 68.0%. As a percent of net sales, cost of goods sold for thethirteen weeks ended June 26, 1999 increased to 62.8% from 60.5% for the thirteen weeks ended June 27, 1998. The reduction in gross profit percentage is the result of an increasing portion of total revenues attributable to the acquisitions who, by the nature of their business, carry a lower gross margin.

       Selling, general and administrative expenses for the thirteen weeks ended June 26, 1999 increased to $19.2 million from $11.8 million for the thirteen weeks ended June 27, 1998, an increase of 63.3%. As a percent of net sales, selling, general and administrative expenses increased slightly to 28.2% in 1999 from 28.0% in 1998. This modest increase resulted primarily from increased labor and freight costs associated with shipments of products to customers.

       Interest expense, net, increased to $1.8 million for the thirteen weeks ended June 26, 1999 from $1.1 million for the thirteen weeks ended June
27, 1998. This increase resulted from higher average debt levels in the second quarter of 1999 relating to the funding of acquisitions made by the Company during 1998 and the expansion in working capital assets to support the growth in revenues.

      A provision for income taxes of $1.5 million was recorded for the thirteen weeks ended June 26, 1999 and $1.4 million for the same period in 1998.
The decrease in the Company's effective tax rate from 36.5% in 1998 to 35.0% in 1999 resulted primarily from lower foreign tax rates.

Twenty-six Weeks Ended June 26, 1999 Compared to
      Twenty-six Weeks Ended June 27, 1998

      Net sales increased to $124.0 million for the twenty-six weeks ended June 26, 1999 from $81.1 million for the same period in 1998, an increase of 52.9%. The existing business accounted for 47% of this increase or $20.3 million and the remaining $22.6 million relates to the acquisitions made in 1998.

      Cost of goods sold for the twenty-six weeks ended June 26, 1999 increased to $77.0 million from $49.4 million for the same period in 1998, an increase of 55.8%. As a percent of net sales, cost of goods sold for the twenty-six weeks ended June 26, 1999 increased to 62.1% from 61.0% for the same period in 1998. This percentage increase resulted from the acquisitions, which realize relative-ly lower gross margins than the Company's historic levels, and increased sales to the Company's largest customers, which have lower margins.

       Selling, general and administrative expenses for the twenty-six weeks ended June 26, 1999 increased to $37.1 million from $24.0 million for the twenty-six weeks ended June 27, 1998, an increase of 54.6%. As a percentage of net sales, selling, general and administrative expenses increased slightly to 29.9% for the twenty-six weeks ended June 26, 1999 from 29.6% for the same period last in 1998. The increase is primarily due to the acquisitions and expenses required to support the increase in sales.

        Interest expense, net, increased to $3.5 million for the twenty-six weeks ended June 26, 1999 from $2.0 million for the twenty-six weeks ended
June 27, 1998, an increase of 73.6%. This increase resulted from higher average debt levels in 1999 relating to the funding of acquisitions made by the Company during 1998 and the expansion in working capital assets to support the growth in revenues.

        A provision  for income  taxes of $2.2  million was recorded for   the
twenty-six  weeks ended June 26, 1999 and $2.0  million was recorded  for the
twenty-six  weeks ended June 27, 1998, an increase of 9.0%.   The  decrease in
the Company's effective tax rate from 36.5% in 1998 to 35.0% in 1999 resulted primarily from lower foreign tax rates.

        Net income increased to $4.1 million for the twenty-six weeks ended June 26, 1999 from $3.6 million of the twenty-six weeks ended June 27, 1998, an increase of 15.9%. As a percentage of net sales, net income decreased to 3.3% for the twenty-six weeks period in 1999 from 4.4% for the same period in 1998.


        Liquidity and Capital Resources

        The Company has financed its growth through the combination of cash flow from its operations, issuance of senior notes and borrowings under its credit facilities. Working capital was $115.1 million as of June 26, 1999 and $97.6 million as of December 26, 1998. The Company believes that the cash generated from operations and borrowings available under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

        Net cash used in operating activities was $9.3 million for the twenty-six weeks ended June 26, 1999 and net cash provided was $5.0 million for the twenty-six weeks ended June 27, 1998. These amounts represent net income plus depreciation and amortization less changes in working capital. During 1999, the most significant changes were increases in inventories, accounts receivable and accounts payable resulting from the growth in revenues. During 1998, the most significant changes were increases in inventories and accounts payable and a decrease in accounts receivable.

        Net cash used in investing activities amounted to $4.5 million for the twenty-six weeks ended June 26, 1999 and cash provided by investing activities in 1998 amounted to $0.1. In 1999, additions to plant and equipment accounted for the investing activities. In 1998, proceeds from a sales/leaseback transaction relating to the Company's new computer system were almost totally offset by the acquisition of Scan-Tech and additions to property, plant and equipment.

        Net cash provided by financing activities amounted to $15.1 million and net cash used was $3.6 million for the twenty-six weeks ended June 26, 1999 and June 27, 1998, respectively. In 1999, borrowings under the line of credit accounted for the majority of the funds provided. In 1998, repayments of term loans and capitalized leases was partially offset by advances under the Company's revolving credit facility.

        The Acquisition of Scan-Tech. In January 1998, Scan-Tech was acquired with the payment of $1 million in cash, up to 350,000 shares of the Company's common stock and assumption of certain liabilities including approximately $0.8 million in bank debt.

        The Acquisition of Champ. In September 1998, the Company began its acquisition of selective assets of Champ from Standard Motor Products, Inc. for approximately $2.3 million representing the net asset value of inventories. The acquisition was completed in stages with the final stage (Everco) occurring in January 1999 and requiring a payment of approximately $0.3 million represent-ing the net asset value of inventories.

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

        Revolving Credit Facility. In connection with the Notes, the Company amended its $35 million revolving credit facility with First Union National Bank and National City Bank. As amended, the commitment for the line was extended for a five-year term on an unsecured basis with interest at Libor plus 75 basis points. Proceeds from the Notes were used, among other things, to pay down the term debt portions of the bank credit facilities previously advanced to the Company by the bank syndicate. Borrowings under the revolving credit facility amounted to $29.2 million at June 26, 1999 and to $13.5 million at December 26,1998.

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

       Year 2000 Compliance

        The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems ("Programs").The Company
has been evaluating its Programs to identify potential Year 2000   compliance
problems.   This evaluation led to the selection and implementation  of a comprehensive enterprise resource planning package and related programs ("New System"). This New System, installed in 1998, is used in several key areas of the company's business including inventory purchasing and management, production planning, forecasting, pricing, sales, shipping and financial reporting and replaces the majority of the Company's previous Programs. Those Programs not replaced by the New System are also being evaluated for Year 2000 compliance and appropriate adjustments have been or will be made to bring them into compliance either through modification or replacement. The most significant of these are the Company's Human Resource, payroll and time keeping systems which were replaced with a combination of purchased software and third party services during the first quarter of 1999.

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

       Cautionary Statement Regarding Forward Looking Statements

        Certain statements periodically made by or on behalf of the Company and certain statements contained herein including statements in Management's Discussion and Analysis of Financial Condition and Results of Operation; such as statements regarding litigation; and certain other statements contained herein regarding matters that are not historical fact are forward looking statements (as such term is defined in the Securities Act of 1933), and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that cause actual results to differ materially include but are not limited to those factors discussed in the Company's Annual Report on Form 10-K under "Business -Investment Considerations."

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


                                   R & B, INC.



       Date   August 10, 1999               \s\ Richard Berman
                                            Richard Berman
                                            President




       Date    August 10, 1999              \s\ Malcolm Walter
                                            Malcolm Walter
                                            Chief Financial Officer and
                                            Principal Accounting Officer