Form 10-Q
period 1999-09-25
R & B INC
filed 1999-11-09
CIK 868780

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

                       For the quarterly period ended September 25, 1999

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

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 5, 1999 the Registrant had 8,206,184 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                            R & B, INC.

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                        September 25, 1999


                                                                 Page
Part I -- FINANCIAL INFORMATION

        Item 1. Consolidated Financial Statements (unaudited)

               Statements of Income:
                 Thirteen Weeks Ended September 25, 1999 and
                    September 26, 1998                             3
                 Thirty-nine  Weeks Ended  September  25, 1999 and
                    September 26, 1998                             4

               Balance Sheets .....................................5

               Statements of Cash Flows ...........................6

               Notes to Financial Statements ......................7

        Item 2. Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations ...........................9

Part II -- OTHER INFORMATION

        Item 1. Legal Proceedings ................................14

        Item 6. Exhibits and Reports on Form 8-K .................14

        Signature     ............................................15

                                  PART I.  FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)


-------------------------------------------------------------------------------------------
                                                              For the Thirteen Weeks Ended
                                                              -----------------------------
                                                              September 25,  September 26,
(in thousands, except per share data)                              1999        1998
-------------------------------------------------------------------------------------------
Net Sales                                                          $59,495        $44,509
Cost of goods sold                                                  38,620         26,479
-------------------------------------------------------------------------------------------
         Gross profit                                               20,875         18,030
Selling, general and administrative expenses                        17,235         13,057
-------------------------------------------------------------------------------------------
         Income from operations                                      3,640          4,973
Interest expense, net                                                1,717          1,040
-------------------------------------------------------------------------------------------
         Income before taxes                                         1,923          3,933
Provision for taxes                                                    663          1,430
-------------------------------------------------------------------------------------------
         Net Income                                                $ 1,260        $ 2,503
-------------------------------------------------------------------------------------------
Earnings Per Share
         Basic                                                       $0.15          $0.30
         Diluted                                                      0.15           0.30
-------------------------------------------------------------------------------------------
Average Shares Outstanding
         Basic                                                       8,392          8,337
         Diluted                                                     8,462          8,438




      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)



-------------------------------------------------------------------------------------------
                                                              For the Thirty-nine Weeks Ended
                                                              -----------------------------
                                                              September 25,  September 26,
(in thousands, except per share data)                               1999          1998
-------------------------------------------------------------------------------------------
Net Sales                                                         $183,459       $125,568
Cost of goods sold                                                 115,624         75,912
-------------------------------------------------------------------------------------------
         Gross profit                                               67,835         49,656
Selling, general and administrative expenses                        54,329         37,047
-------------------------------------------------------------------------------------------
         Income from operations                                     13,506         12,609
Interest expense, net                                                5,229          3,063
-------------------------------------------------------------------------------------------
         Income before taxes                                         8,277          9,546
Provision for taxes                                                  2,886          3,479
-------------------------------------------------------------------------------------------
         Net Income                                                $ 5,391        $ 6,067
-------------------------------------------------------------------------------------------
Earnings Per Share
         Basic                                                       $0.64          $0.73
         Diluted                                                      0.64           0.72
-------------------------------------------------------------------------------------------
Average Shares Outstanding
        Basic                                                        8,369          8,323
        Diluted                                                      8,418          8,424
-------------------------------------------------------------------------------------------



      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------
                                                       September 25,            December 26,
 (in thousands, except share data)                          1999                    1998
                                                        (unaudited)
--------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and cash equivalent                                     $1,936               $ 915
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $8,905 and $9,715         57,412              55,585
  Inventories                                                   84,958              68,401
  Deferred income taxes                                          1,674               1,674
  Prepaids and other current assets                              1,729                 861
--------------------------------------------------------------------------------------------
     Total current assets                                      147,709             127,436
--------------------------------------------------------------------------------------------
Property, Plant and Equipment, net                              22,558              20,761
Intangible Assets                                               32,493              33,640
Other Assets                                                     3,561               2,111
--------------------------------------------------------------------------------------------
      Total                                                   $206,321            $183,948
--------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                            $ 2,223              $3,089
  Accounts payable                                              23,998              18,309
  Accrued compensation                                           2,373               2,652
  Other accrued liabilities                                      5,931               5,766
--------------------------------------------------------------------------------------------
    Total current liabilities                                   34,525              29,816
--------------------------------------------------------------------------------------------
Long-Term Debt                                                  91,939              80,004
Deferred Income Taxes                                            2,514               2,514
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,392,275 and 8,344,082                84                  83
   Additional paid-in capital                                   33,511              33,133
   Cumulative translation adjustments                              (59)                (18)
   Retained earnings                                            43,807              38,416
--------------------------------------------------------------------------------------------
   Total shareholders' equity                                   77,343              71,614
--------------------------------------------------------------------------------------------
      Total                                                   $206,321            $183,948
--------------------------------------------------------------------------------------------

     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)

----------------------------------------------------------------------------------------------------------
                                                                     For the Thirty-nine Weeks Ended
                                                               -------------------------------------------
                                                                   September 25,        September 26,
(in thousands)                                                          1999                 1998
----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
Net income                                                                 $5,391               $6,067
Adjustments to reconcile net income to cash (used in)  provided by operating activities:
   Depreciation and amortization                                            5,524                3,762
   Provision for doubtful accounts                                            653                  485
Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                    (2,480)              (2,438)
    Inventories                                                           (16,557)              (7,284)
    Prepaids and other current assets                                        (868)                (500)
    Other assets                                                           (1,705)              (2,349)
    Accounts payable                                                        5,648                2,564
    Other accrued liabilities                                                (114)               2,883
----------------------------------------------------------------------------------------------------------
       Cash (used in) provided by operating activities                     (4,508)               3,190
----------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                 (5,919)              (4,008)
   Proceeds from sale/leaseback transaction                                     -                2,118
   Business acquisitions, net of cash acquired                                  -               (2,097)
----------------------------------------------------------------------------------------------------------
     Cash used in investing activities                                     (5,919)              (3,987)
----------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Net proceeds (repayment) of revolving credit                            12,297              (18,500)
   Repayments of term loans and capital lease obligations                  (1,228)             (26,833)
   Proceeds from senior notes                                                   -               60,000
   Proceeds from common stock issuances                                       379                  195
----------------------------------------------------------------------------------------------------------
       Cash provided by financing activities                               11,448               14,862
----------------------------------------------------------------------------------------------------------
Net Increase in Cash and Cash Equivalents                                   1,021               14,065
Cash and Cash Equivalents, Beginning of Period                                915                1,601
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents, End of Period                                  $ 1,936              $15,666
----------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
    Cash paid for interest expense                                         $4,931               $1,555
    Cash paid for income taxes                                             $3,027               $   32


     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 1999 AND SEPTEMBER 26, 1998
                                         (UNAUDITED)



1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 25, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 1999. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 26, 1998.


2. Inventories

        Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:

                      September 25,     December 26,
(in thousands)             1999             1998
--------------------------------------------------------
Bulk product               $29,102           $31,181
Finished product            49,430            31,445
Packaging materials          6,426             5,775
--------------------------------------------------------
Total                      $84,958           $68,401
--------------------------------------------------------


3. Intangible Assets

        Intangible assets consist of goodwill, patents and a non-compete covenant. Goodwill is amortized over a period of 40 years with patents and the non-compete covenant amortized over the specific life of each asset. Accumulated amortization at September 25, 1999 and September 26, 1998 was $5.6 million and $4.1 million, respectively. Amortization expense of these assets was $0.4 million in the third quarter of 1999 and 1998.

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

    The Company may experience significant fluctuations from quarter to quarter in its results of operations due to the timing of orders placed by the Company's customers. Generally, the second and third quarters have the highest level of customer orders, but the timing of the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

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

    In October 1998, the Company acquired the assets of Allparts, Inc. Allparts is headquartered in Louisiana, Missouri, and is a leading supplier of automotive hydraulic brake parts to the automotive aftermarket.

Results of Operations

        The  following  table  sets  forth,  for  the  periods  indicated,   the
percentage  of  net  sales   represented  by  certain  items  in  the  Company's
Consolidated Statements of Income.

                                                 As a Percentage of Sales
                       ----------------------------------------------------------------------------
                            For the Thirteen Weeks Ended        For the Thirty-nine Weeks Ended
                       ----------------------------------------------------------------------------
                          September 25,     September 26,      September 25,      September 26,
                               1999              1998               1999              1998
---------------------------------------------------------------------------------------------------
Net sales                         100.0%            100.0%             100.0%             100.0%
Cost of goods sold                 64.9              59.5               63.0               60.5
---------------------------------------------------------------------------------------------------
Gross profit                       35.1              40.5               37.0               39.5
Selling, general and
 administrative expenses           29.0              29.3               29.6               29.5
---------------------------------------------------------------------------------------------------
Income from operations              6.1              11.2                7.4               10.0
Interest expense, net               2.9               2.3                2.9                2.4
---------------------------------------------------------------------------------------------------
Income before taxes                 3.2               8.8                4.5                7.6
Provision for taxes                 1.1               3.2                1.6                2.8
---------------------------------------------------------------------------------------------------
Net income                          2.1%              5.6%               2.9%               4.8%
---------------------------------------------------------------------------------------------------


Thirteen Weeks Ended September 25, 1999 Compared to
     Thirteen Weeks Ended September 26, 1998

        Net sales increased to $59.5 million for the thirteen weeks ended September 25, 1999 from $44.5 million for the same period in 1998, an increase of 33.7%. The acquisitions made in 1998 account for 76% of this increase or $11.3 million.

        Cost of goods sold for the thirteen weeks ended September 25, 1999 increased to $38.6 million from $26.5 million for the same period in 1998, an increase of 45.9%. As a percent of net sales, cost of goods sold for the thirteen weeks ended September 25, 1999 increased to 64.9% from 59.5% for the thirteen weeks ended September 26, 1998. The reduction in gross profit percentage is the result of an increasing portion of total revenues attributable to the acquisitions who, by the nature of their business, carry a lower gross margin. In addition, gross profit was negatively impacted in the third quarter by several new product introductions which generally carry a lower margin in the quarter in which they are introduced due to special incentives offered to the customers.

        Selling, general and administrative expenses for the thirteen weeks ended September 25, 1999 increased to $17.2 million from $13.1 million for the thirteen weeks ended September 26, 1998, an increase of 32.0%. As a percent of net sales, selling, general and administrative expenses decreased slightly to 29.0% in 1999 from 29.3% in 1998. This modest decrease resulted primarily from the relative lower rate of these expenses to net sales for the acquisitions which now account for a higher percentage of total sales.

        Interest expense, net, increased to $1.7 million for the thirteen weeks ended September 25, 1999 from $1.0 million for the thirteen weeks ended June 27, 1998. This increase resulted from higher average debt levels in the third quarter of 1999 relating to the funding of acquisitions made by the Company during 1998 and the expansion in working capital assets to support the growth in revenues.

        A provision for income taxes of $0.7 million was recorded for the thirteen weeks ended September 25, 1999 and $1.4 million for the same period in 1998. The decrease in the Company's effective tax rate from 36.4% in 1998 to 34.5% in 1999 resulted primarily from lower foreign tax rates.

Thirty-nine Weeks Ended September 25, 1999 Compared to
      Thirty-nine Weeks Ended September 26, 1998

        Net sales increased to $183.5 million for the thirty-nine weeks ended September 25, 1999 from $125.6 million for the same period in 1998, an increase of 46.1%. The existing business accounted for 31% of this increase or $24.0 million and the remaining $33.9 million relates to the acquisitions made in 1998.

        Cost of goods sold for the thirty-nine weeks ended September 25, 1999 increased to $115.6 million from $75.9 million for the same period in 1998, an increase of 52.3%. As a percent of net sales, cost of goods sold for the thirty-nine weeks ended September 25, 1999 increased to 63.0% from 60.5% for the same period in 1998. This percentage increase resulted from the acquisitions, which realize relatively lower gross margins than the Company's historic levels, and increased sales to the Company's largest customers, which have lower margins.

        Selling, general and administrative expenses for the thirty-nine weeks ended September 25, 1999 increased to $54.3 million from $37.0 million for the thirty-nine weeks ended September 26, 1998, an increase of 46.6%. As a percentage of net sales, selling, general and administrative expenses increased slightly to 29.6% for the Thirty-nine weeks ended September 25, 1999 from 29.5% for the same period last in 1998. The increase is primarily due to the acquisitions and expenses required to support the increase in sales.

        Interest expense, net, increased to $5.2 million for the thirty-nine weeks ended September 25, 1999 from $3.1 million for the thirty-nine weeks ended September 26, 1998, an increase of 70.7%. This increase resulted from higher average debt levels in 1999 relating to the funding of acquisitions made by the Company during 1998 and the expansion in working capital assets to support the growth in revenues.

        A provision for income taxes of $2.9 million was recorded for the thirty-nine weeks ended September 25, 1999 and $3.5 million was recorded for the thirty-nine weeks ended September 26, 1998, a decrease of 17.0%. The decrease in the Company's effective tax rate from 36.4% in 1998 to 34.9% in 1999 resulted primarily from lower foreign tax rates.

        Net income decreased from $6.1 million for the thirty-nine weeks ended September 25, 1999 to $5.4 million for the thirty-nine weeks ended September 26, 1998, a decrease of 11.1%. As a percentage of net sales, net income decreased to 2.9% for the thirty-nine weeks period in 1999 from 4.8% for the same period in 1998.


Liquidity and Capital Resources

        The Company has financed its growth through the combination of cash flow from its operations, issuance of senior notes and borrowings under its credit facilities. Working capital was $113.5 million as of September 25, 1999 and $97.6 million as of December 26, 1998. The Company believes that the cash generated from operations and borrowings available under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

        Net  cash  used  in  operating  activities  was  $4.5  million  for  the thirty-nine weeks ended September 25, 1999 and net cash provided was $3.2 million for the thirty-nine weeks ended September 26, 1998. These amounts represent net income plus depreciation and amortization less changes in working capital. During 1999, the most significant changes were increases in inventories, accounts receivable and accounts payable resulting from the growth in revenues. During 1998, the most significant change was an increase in inventories.

        Net cash used in investing activities amounted to $5.9 million for the thirty-nine weeks ended September 25, 1999 and $4.0 in 1998. In 1999, additions to plant and equipment accounted for the investing activities. In 1998, the acquisitions of Scan-Tech and Champ and additions to property, plant and equipment were partially offset by proceeds from a sales/leaseback transaction relating to the Company's new computer system.

        Net cash provided by financing activities amounted to $11.4 million and $14.9 million for the thirty-nine weeks ended September 25, 1999 and September 26, 1998, respectively. In 1999, borrowings under the line of credit accounted for the majority of the funds provided. In 1998, proceeds from the Notes were used to pay down the revolving credit agreement and term loans.

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

Revolving Credit Facility.

         In connection with the Notes, the Company amended its $35 million revolving credit facility with First Union National Bank and National City Bank. As amended, the commitment for the line was extended for a five-year term on an unsecured basis with interest at Libor plus 125 basis points. Proceeds from the Notes were used, among other things, to pay down the term debt portions of the bank credit facilities previously advanced to the Company by the bank syndicate. Borrowings under the revolving credit facility amounted to $25.8 million at September 25, 1999 and to $13.5 million at December 26, 1998.

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

Year 2000 Compliance

        The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems ("Programs"). The Company has been evaluating its Programs to identify potential Year 2000 compliance problems. This evaluation led to the selection and implementation of a comprehensive enterprise resource planning package and related programs ("New System"). This New System, installed in 1998, is used in several key areas of the company's business including inventory purchasing and management, production planning, forecasting, pricing, sales, shipping and financial reporting and replaces the majority of the Company's previous Programs. Those Programs not replaced by the New System have also been evaluated for Year 2000 compliance and appropriate adjustments have been or will be made to bring them into compliance either through modification or replacement. The most significant of these are the Company's Human Resource, payroll and timekeeping systems which were replaced with a combination of purchased software and third party services during the first quarter of 1999.

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

        The Company maintains contingency plans for computer failures, power outages, natural disasters, etc. Year 2000 contingency plans for mission-critical systems have been developed and integrated with the existing plans where appropriate. Further, in the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business operations could be adversely affected.

Impact of Inflation

        The Company has not generally been adversely affected by inflation. The Company believes that price increases resulting from inflation generally could be passed on to its customers, since prices charged by the Company are not set by long-term contracts.

Cautionary Statement Regarding Forward Looking Statements

        Certain statements periodically made by or on behalf of the Company and certain statements contained herein including statements in Management's Discussion and Analysis of Financial Condition and Results of Operation; such as statements regarding litigation; and certain other statements contained herein regarding matters that are not historical fact are forward looking statements(as such term is defined in the Securities Act of 1933), and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that cause actual results to differ materially include but are not limited to those factors discussed in the Company's Annual Report on Form 10-K under "Business -Investment Considerations."

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


                                            R & B, INC.



Date   November 8, 1999                     /s/ Richard Berman
                                            Richard Berman
                                            President




Date    November 8, 1999                    /s/ Malcolm Walter
                                            Malcolm Walter
                                            Chief Financial Officer and
                                            Principal Accounting Officer