Form 10-K
period 1999-12-25
R & B INC
filed 2000-03-24
CIK 868780

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

                          For the fiscal year ended December 25, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 17, 2000 the Registrant had 8,231,034 common shares, $.01 par value,
outstanding,   and  the   aggregate   market  value  of  voting  stock  held  by
non-affiliates of the Registrant was $11,833,063.

                               DOCUMENTS INCORPORATED BY REFERENCE

PART III - Certain information from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 18, 2000.

--------------------------------------------------------------------------------

                                            R & B, INC.

                                INDEX TO ANNUAL REPORT ON FORM 10-K
                                         DECEMBER 25, 1999

                                              Part I
                                                                          Page
Item 1.  Business. . . . . . .  . . . . . . . . . . . . .  . . . . . . . .  3
               General. . . . . . . . . . . . . . . . . . . . . . . . . .   3
               The Automotive Aftermarket. . . . . . . . . . . . . . . . .  3
               Products. . . .  . . . . . . . . . . . . . . . . . . . .. .  4
               Product Development. . . . . . . . . . . . . . . . . . . .   5
               Sales and Marketing. . . . . . . . . . . . . . . . . . . . . 6
               Manufacturing. . . . . . . . . . . . . . . . . . . . . . . . 6
               Packaging, Inventory and Shipping. . . . . . . . . . . . . . 7
               Competition. . . . . . . . . . . . . . . . . . . . . . . . . 7
               Proprietary Rights. . . . . . . . . . . . . . . . . . . . . .8
               Employees. . . . . . . . . . . . . . . . . . . . . . . . . . 8
               Investment Considerations. . . . . . . . . . . . . . . . . . 8

Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .  11
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . .  11
Item 4.1 Certain Executive Officers of the Registrant. . . . . . . . . . . .11

                                              Part II

Item 5.  Market for Registrant's Common Equity and
          Related Shareholder Matters.. . . .  . . . . . . . . . . . . . .  13
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . .   13
Item 7.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition.. . . . . . . . . . . . . . . . .  . . .  14
Item 8.  Consolidated Financial Statements and Supplementary Data. .. . .   19
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.. . . . . . . . . . . . . . . . . . . .  34

                                             Part III

Item 10.  Directors and Executive Officers of the Registrant. . . . . . ..  35
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . .   35
Item 12.  Security Ownership of Certain Beneficial Owners and Management... 35
Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . 35

                                              Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. .35
               Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .38
               Report of Independent Public Accountants
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

        The Company is a leading supplier of "hard-to-find" parts, fasteners and service line products primarily for the automotive aftermarket, a market segment which it helped to establish. The Company designs, packages and markets over 60,000 different automotive replacement parts, fasteners and service line products manufactured to its specifications, with approximately half consisting of "hard-to-find" parts and fasteners. "Hard-to-find" parts are those which were traditionally available to consumers only from original equipment manufacturers or junk yards and include, among other parts, window handles, headlamp aiming screws, power steering filler caps, pedal pads and carburetor pre-heater hoses. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 85% of the Company's products are sold under its brand names and the remainder are sold for resale under customers' private labels, other brands or in bulk. The Company's products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, The Pep Boys and Advance), national, regional and local warehouse distributors (such as Auto Value, Carquest and NAPA) and specialty markets including parts manufacturers for resale under their own private labels (such as Federal Mogul and Dana), automotive dealers and salvage yards. Through its Scan-Tech subsidiary, the Company is increasing its international distribution of automotive replacement parts, with sales into Europe, the Middle East and the Far East.

The Automotive Aftermarket

        The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for sales of approximately $160 billion in 1999, and parts for heavy duty trucks, which accounted for sales of approximately $57 billion in 1999. The Company currently markets products primarily for passenger cars and light trucks.

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

Products

        The Company sells over 60,000 different automotive replacement parts, fasteners and service line products to meet a variety of needs, including "hard-to-find" parts sold primarily under the HELP!(R) brand name, a comprehensive array of automotive and hardware fasteners sold under the Dorman(R) and Pik-A-Nut(R) brand names, service line products sold under the Champ(R) brand name and traditional automotive replacement parts sold under the Company's other brand names as well as under customers' private label brands. The Company markets these parts primarily through its Motormite (R) and Dorman(R) divisions. Many of the Company's parts are sold under "dual brands" in order to provide the Company's customers with an individualized identity or to satisfy a particular brand preference. For example, a customer could purchase a line of window handles under either the Motormite (R) HELP!(R) brand or the Dorman (R) brand. Certain of the Company's brands, such as Metal Work!TM, are offered as a single brand through both the Motormite (R) and Dorman (R) divisions. Approximately 85% of the Company's revenues are derived from products sold under its more than sixty brand names including, among others, the following:

* HELP!(R)                   - An extensive array of replacement parts,including
                             window handles, knobs and switches, door handles, control knobs, cigarette lighters, interior trim parts, pedal pads, wheel center caps, headlamp aiming screws and retainer rings, license plate frames and parts, windshield washer parts, hood latch release cables, radiator parts, battery hold-down bolts, valve train parts, spring U-bolts, tailgate cables and power steering filler caps

* Dorman(R)                  - An  extensive  array  of  replacement
                             parts,   including  many  hard-to-find   parts  and
                             fasteners. The Dorman brand is designed to provide the customer with a competitive brand alternative.

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

* SafetyXCounts!TM           - Safety products relating to compliance items,
                             gear for personal protection and first aid

* Pik-A-Nut(R)               - An extensive array of automotive and hardware
                             fasteners

* Platinum Parts TM          - An extensive array of automotive replacement
                             parts and supplies for automotive dealers and salvage yards

* Champ(R)                   - Service line products including tire repair
                             equipment, floor mats, gauges and mops

* Brakeware(R)               - Hydraulic brake parts, including wheel cylinders
                             and related hardware

        The remainder of the Company's revenues are generated by the sale of parts packaged by the Company, or others, for sale in bulk or under the private labels of parts manufacturers (such as Federal Mogul and Dana), na tional warehouse distributors (such as NAPA) and automobile manufacturers or their dealers (such as General Motors' "AC/Delco" brand). During the years ended December 1999, 1998 and 1997, no single product or related group of products accounted for more than 10% of gross sales.

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

Sales and Marketing

        The Company markets its parts to three groups of purchasers who in turn supply individual consumers and professional installers:

               (i) Approximately 41% of the Company's revenues are generated from sales to automotive aftermarket retailers (such as AutoZone, The Pep Boys and Advance), local independent parts wholesalers and national general merchandise chain retailers. The Company sells some of its products to virtually all major chains of automotive aftermarket retailers;

               (ii) Approximately 30% of the Company's revenues are generated from sales to warehouse distributors (such as Auto Value, Carquest and NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

               (iii) The balance of the Company's revenues are generated from international sales and sales to special markets, which include, among others, hardware (such as Home Depot and Lowe's) salvage yards, automobile dealers and the parts distribution systems of parts manufacturers (such as Federal Mogul and Dana).

        The Company utilizes a number of different methods to sell its products. The Company's approximately 25 person direct sales force solicits purchases of the Company's products directly from customers, as well as managing the activities of more than 10 independent manufacturer's representative agencies. The Company uses independent manufacturer's representative to help service existing retail and warehouse distribution customers, providing frequent on-site contact. The sales focus is designed to increase sales by adding new product lines and expanding product selection within existing customers and secure new customers. For certain of its major customers, and its private label purchasers, the Company relies primarily upon the direct efforts of its sales force, who, together with the marketing department and the Company's executive officers, coordinate the more complex pricing and ordering requirements of these accounts.

        The Company's sales efforts are not directed merely at selling individual products, but rather more broadly towards selling groups of related products that can be displayed on attractive Company-designed display systems, thereby maximizing each customer's ability to present the Company's product line within the confines of the available area.

        The Company prepares a number of catalogs, application guides and training materials designed to describe the Company's products and other applications as well as to train the customers' salesmen in the promotion and sale of the Company's products. Every three to four years the Company prepares a new master catalog which lists all of its products. The catalog is updated periodically through supplements.

        The Company currently services more than 12,000 active accounts. During 1999 and 1998, one customer (AutoZone), accounted for approximately 21% and 15% of sales, respectively. During 1997 two customers (AutoZone and The Pep Boys), each accounted for 10% or more of sales and in the aggregate accounted for 24% of sales.

Manufacturing

        Substantially all of the products sold by the Company are manufactured to its specifications by third parties, although replacement sideview mirror glass (sold under its Look! trademark), is manufactured by the

Company. Because numerous contract manufacturers are available to manufacture its products, the Company is not dependent upon the services of any one contract manufacturer or any small group of them, so no one vendor supplies 10% or more of the Company's products. In 1999, as a percentage of the total dollar volume of purchases made by the Company, approximately 65% of the Company's products were purchased from various suppliers throughout the United States and approximately 35% of the Company's products were purchased directly from a variety of foreign countries.

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

        Completed inventory is stocked in the warehouse portions of the Company's facilities and is organized ac cording to historical popularity in order to aid in retrieval for shipping. The Company strives to maintain a level of inventory to adequately meet current customer order demand with additional inventory to satisfy new customer orders and special programs. In the aggregate, this has resulted in approximately a three month supply of its products, packaged and readily available for shipment, and a three to six month supply of product in finished bulk form ready for packaging.

        The Company ships its products from all of its locations, either by contract carrier, common carrier or parcel service. Products are generally shipped to the customer's central warehouse for redistribution within their network. In certain circumstances, at the request of the customer, the Company ships directly to the customer's stores.

Competition

        The replacement automotive parts industry is highly competitive. Various competitive factors affecting the automotive aftermarket are price, product quality, breadth of product line, range of applications and customer serv ice. Substantially all of the Company's products are subject to competition with similar products manufactured by other manufacturers of aftermarket automotive repair and replacement parts. Some of these competitors are divi sions and subsidiaries of companies much larger than the Company, and possess a longer history of operations and greater financial and other resources than the Company. Further, some of the Company's private label customers also compete with the Company.

Proprietary Rights

        While the Company takes steps to register its trademarks when possible, it does not believe that trademark registration is generally important to its business. Similarly, while the Company actively seeks patent protection for the products and improvements which it develops, it does not believe that patent protection is generally important to its business.

Employees

        At December 25, 1999, the Company had 1,160 employees, of whom 1,094 were employed full-time and 66 were employed part-time. Of these employees, 805 were engaged in production, inventory, or quality control, 42 were involved in engineering and product development, 135 were employed in sales and order entry, and the remaining 178, including the Company's 7 executive officers, were devoted to administration, finance and strategic planning.

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

        Concentration of Sales to Certain Customers. A significant percentage of the Company's sales have been, and will continue to be, concentrated among a relatively small number of customers. In 1999 and 1998 one customer (AutoZone) accounted for approximately 21% and 15% of sales, respectively. During 1997, the Company's two largest customers (AutoZone and The Pep Boys) accounted for approximately 24% of the Company's net sales. The Company anticipates that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on the Company's sales and operating results. In 1997, Monroe Auto Equipment Co. ("Monroe") began to manufacture or source directly a series of products previously purchased from the Company, with a resulting reduction of sales to the Company of approximately $5.0 million annually. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business-Sales and Marketing."

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

        Control by Officers, Directors and Family Members. Richard N. Berman and Steven L. Berman, who are officers and directors of the Company, their father, Jordan S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, beneficially own approximately 49 % of the outstanding Common Stock and are able to elect the Board of Directors, determine the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and control the policies of the Company.

        Possible Environmental Liability.  See "Legal Proceedings."

Item 2.  Properties.

Facilities

The Company currently has approximately 15 warehouse and office facilities located throughout the United States and Sweden. Three of these facilities are owned and the remainder are leased. The Company's headquarters and principal warehouse facilities, are as follows:

        Location             Description
        -------------------  ---------------------------------------------------
        Colmar, PA           Warehouse and office - 334,000 sq. ft. (leased) (1)
        Warsaw, KY           Warehouse and office - 285,000 sq. ft. (owned) (2)
        Carrollton, GA       Warehouse and office - 100,000 sq. ft. (leased) (3)

In the opinion of management, the Company's existing facilities are in good condition.
-----------------

(1) Leased by the Company from a partnership (the "partnership") of which Richard N. Berman, President and Chief Executive Officer of the Company, and Steven L. Berman, Executive Vice President of the Company, their father, Jordan
S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners. Under the lease the Company paid rent of $3.24 per square foot ($1.1 million per year) in 1999. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. In addition, the lessor has exercisized its option effective January 1, 2000, to increase the rent to an amount determined by an independent appraiser to be the then fair market rent. The lease also provides that, as between the Company and the related partnership lessor, the lessor and its partners will bear any environmental liability and all related expenses, including legal expenses, incurred by the Company or the lessor as a result of matters which arose other than from activities of the Company (although for any environmental liability arising from the Company's activities, the Company will bear all such liability and any related expenses, including legal expenses, incurred by the Company or the lessor). The lease will expire on December 28, 2002. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

        The property is being purchased by the partnerships from the Montgomery County Industrial Development Corporation ("MCIDC") under an installment sale agreement. MCIDC has, in turn, borrowed approximately $1,971,000 from First Union National Bank and approximately $1,161,000 from the Pennsylvania Industrial Development Authority ("PIDA") to fund in full its purchase and development of the Pennsylvania property. The partnerships' payments to MCIDC under the installment sale agreement are required to be at least equal to the principal and interest payable by MCIDC under these two loans, and the Company's rental payments on the Pennsylvania property are required to be at least equal to the partnership's payments under the installment sale agreement with MCIDC. The Company has guaranteed the obligations of the partnerships and MCIDC to First Union and of MCIDC to PIDA. Under the provisions of the agreement pursuant to which the partnerships acquired the property, the partnerships may be required to indemnify the seller of that property for environmental liabilities which existed at the time of the sale.

(2) The Kentucky facility is being purchased, pursuant to a lease purchase agreement, from the City of Warsaw, Kentucky (the "City"). The City's acquisition of the fee interest and building construction was financed with $6,500,000 Floating/Fixed Rate Industrial Building Revenue Bonds, Series 1988 (SDI Operating Partners L.P. Project) (the "Bonds"). Under the lease agreement for the Kentucky property, the Company pays interest monthly on the Bonds at a floating rate, and makes a monthly "sinking fund" payment to cover the annual principal payment of $300,000 or $350,000 in alternating years, with the final payment due in July, 2009. In 1999 the Company paid $350,000 in principal and $115,000 in interest under the Bonds.

(3) Leased by the Company from a partnership (the "partnership") of which Richard N. Berman, President and Chief Executive Officer of the Company, and Steven L. Berman, Executive Vice President of the Company, their father, Jordan
S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners. Under the lease, the Company paid rent of $2.51 per square foot ($0.25 million per year) in 1998. The lease will expire on January 2, 2005. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 1999.

Item 4.1  Certain Executive Officers of the Registrant.

        The following table sets forth certain information with respect to the executive officers of the Company:

Name                    Age     Position with the Company

Mathias J. Barton       40      Senior Vice President, Chief Financial Officer

Richard N. Berman       43      President, Chief Executive Officer, Chairman of
                                the Board of Directors, and Director

Steven L. Berman        40      Executive Vice President, Secretary-Treasurer,
                                and Director

Edward L. Dean          43      Senior Vice President, Marketing

David A. Eustice        39      Senior Vice President, Chief Operating Officer

Ronald R. Montgomery    58      Senior Vice President, Sales

Barry D. Myers          40      Senior Vice President, General Counsel and
                                Assistant Secretary


        Mathias J. Barton joined the Company in November 1999 as Senior Vice President, Chief Financial Officer. Prior to joining the Company Mr. Barton was Senior Vice President and Chief Financial Officer of Central Sprinkler Corporation, a manufacturer and distributor of automatic fire sprinklers, valves and component parts. From May 1989 to September 1998, Mr. Barton was employed by Rapidforms, Inc., most recently as Executive Vice President and Chief Financial Officer. He is a graduate of Temple University.

        Richard N. Berman has been President, Chief Executive Officer and a Director of the Company since its inception in October 1978. He is a graduate of the University of Pennsylvania.

        Steven L. Berman has been Executive Vice-President, Secretary-Treasurer and a Director of the Company since its inception.He attended Temple University.

        Edward L. Dean joined the Company in November 1997 as Vice President, Marketing and was named Senior Vice President, Marketing in December 1999. Prior to joining the Company Mr. Dean was the Vice President of Sales with Angelo Brothers Co., a lighting products company. He is a graduate of Cincinnati Technical College.

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

        Ronald R. Montgomery joined the Company in June 1997 as Vice President, Sales and was named Senior Vice President, Sales in December 1999. Prior to joining the Company Mr. Montgomery was Senior Vice President, Sales for the Coleman Company, responsible for North American sales in the outdoor and camping equipment division. From December 1979 to October 1995, Mr. Montgomery held various senior sales positions with Black & Decker, Inc. He is a graduate of Miami University (Ohio).

        Barry D. Myers has been an employee of the Company since March 1988, and was Vice President, General Counsel and Assistant Secretary for more than five years. In December 1999, Mr. Myers was named Senior Vice President, General Counsel and Assistant Secretary. He is a graduate of Moravian College and Syracuse University College of Law, and is a member of the Pennsylvania Bar.

                                              PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

        The Company's shares of common stock are traded publicly in the over-the-counter market under the NASDAQ system. At March 17, 2000, there were 154 holders of record of common stock, representing more than 1,500 beneficial owners. The last price for the Company's common stock on March 17, 2000, as reported by NASDAQ, was $2.875 per share. Since the Company's initial public offering, it has paid no cash dividends. The Company does not presently contemplate paying any such dividends in the foreseeable future. The range of high and low sales prices for the Company's common stock for each quarterly period of 1999 and 1998 are as follows:


                            1999                     1998
                   -----------------------  -----------------------
                      High         Low         High        Low
------------------ ----------- -----------  ---------- ------------
First Quarter        $9.00         $7.13       $11.00      $9.38
Second Quarter        8.75          6.50        13.88      10.06
Third Quarter        10.75          5.50        12.00       7.25
Fourth Quarter        6.50          4.41         9.50       6.13



Item 6.  Selected Financial Data.

                               Selected Consolidated Financial Data

                                                          Year Ended December
                               -------------------------------------------------------------------------
(in thousands, except per
 share data)                        1999(a)       1998          1997           1996           1995
-----------------------------  --------------  ------------ -------------- --------------- -------------
Income Statement Data:
   Net sales                         $236,689      $178,301       $153,046        $146,952  $113,826
   Income from operations               1,633        16,419         14,784          13,244    10,455
   Net income (loss)                   (3,602)        7,556          6,714           5,662     4,433
   Earnings (loss) per share:
      Basic                             (0.43)         0.91           0.83            0.71      0.56
      Diluted                           (0.43)         0.90           0.83            0.71      0.56
Balance Sheet Data:
   Total assets                       188,004       183,948        128,707         128,970   106,475
   Working capital                     96,612        97,620         58,609          63,368    51,559
   Long-term debt                      85,283        80,004         44,336          56,248    46,629
   Shareholders' equity                68,234        71,614         61,162          54,169    48,221


(a) Results for 1999 include a restructuring charge of $11,400 ($7,500 after tax or $0.90 per share).

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

        In January 1998, the Company acquired Scan-Tech USA/Sweden A.B. and related entities ("Scan- Tech"). Headquartered in Stockholm, Sweden, Scan-Tech is a global distributor of replacement automotive parts, primarily Volvo and Saab.

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


                                            Percentage of Net Sales
                             ---------------------------------------------------
                                                 Year Ended
                             ---------------------------------------------------
                                December 25,      December 26,      December 27,
                                    1999              1998              1997
---------------------------  ------------------ ---------------- ---------------
Net sales                           100.0%           100.0%              100.0%
Cost of goods sold                   68.3             60.5                60.8
---------------------------  ------------------ ---------------- ---------------
Gross profit                         31.7             39.5                39.2
Selling, general and
  administrative expenses            31.0             30.3                29.6
---------------------------  ------------------ ---------------- ---------------
Income from operations                0.7              9.2                 9.6
Interest expense, net                 3.0              2.6                 2.7
---------------------------  ------------------ ---------------- ---------------
Income (loss) before taxes           (2.3)             6.6                 6.9
Provision (benefit) for taxes        (0.8)             2.4                 2.5
---------------------------  ------------------ ---------------- ---------------
Net income (loss)                    (1.5%)            4.2%                4.4%

===========================  ================== ================ ===============

1999 Compared to 1998

             Restructuring Charges - In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $11.4 million ($7.5 million after tax or $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a work force reduction of 158 people. A total of $9.8 million, representing inventory write downs, was charged to cost of sales and $1.6 million was charged to selling, general and administrative expenses.

        Net sales increased to $236.7 million in 1999 from $178.3 million in 1998, an increase of $58.4 million, or 32.7 %. Approximately $29 million of this increase is the result of a full year of sales in 1999 from two acquisitions that were completed in 1998 - Allparts and Champ. The remaining increase is primarily the result of sales volume increases in the Company's core product lines.

        Cost of goods sold increased to $161.7 million in 1999 from $107.9 million in 1998, an increase of $53.8 million. Restructuring charges accounted for $9.8 million of this increase. Cost of goods sold as a percentage of sales before the restructuring charges were 64.2% compared to 60.5% in 1998. This increase is primarily attributable to lower profitability in the Company's core business and a change in mix as the businesses acquired in 1998 have higher cost of goods sold as a percentage of sales than the Company's core business. The lower profitability in the core business is the result of lower selling prices to a number of customers in 1999 as a result of consolidation in the automotive aftermarket.

        Selling, general and administrative expenses in 1999 increased to $73.4 million from $54.0 million in 1998, an increase of $19.4 million, or 36.0%. Restructuring charges accounted for $1.6 million of this increase, and approximately $5 million of the increase is the result of a full year of costs in 1999 of acquisitions made in 1998. Selling, general and administrative expenses as a percentage of sales before restructuring charges were 30.3% in 1999 and 1998.

        Interest expense, net increased to $7.0 million in 1999 from $4.6 million in 1998. The increase resulted from higher average debt levels in 1999 and higher interest costs on the Company's Revolving Credit Facility. Borrowing levels increased in 1999 due to higher working capital levels primarily related to higher inventory, and were at higher average levels for the year due to the acquisitions made in 1998.

        The Company recorded an income tax benefit at an effective rate of 32.4% in 1999. This compares to an effective income rate of 35.9% in 1998. The lower effective income tax rate in 1999 is primarily due to the lack of a state income tax benefit on the $11.4 million restructuring charge recorded in 1999.

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

Liquidity and Capital Resources

        The Company has financed its growth through the combination of cash flow from its operations, issuance of senior notes, borrowings under its credit facilities and industrial revenue bonds. Working capital was $96.6 million as of December 25, 1999 and $97.6 million as of December 26, 1998. The Company believes that cash generated from operations and borrowings under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

        Net cash used in operating activities was $ 6.0 million in 1999 and $11.1 million in 1998 compared to net cash provided from operating activities of $16.3 million in 1997. During 1999, the net loss, offset by non- cash provisions for depreciation, amortization and restructuring charges, and lower accounts receivable levels provided $21.0 million in positive cash flow, however, these increases were offset by $27.0 million in cash used as a result of increases in inventory, other assets and reductions in accounts payable. During 1998, net income, depreciation and amortization and an increase in accounts payable provided the majority of the $24.0 million in positive cash flow, however, these increases were more than offset by $35.1 million in cash used related primarily to increases in accounts receivable and inventories. During 1997, net income, non-cash charges, a reduction in inventories and increases in current liabilities provided $20.5 million in cash flow which was partially offset by cash uses of $4.2 million relating to increases in accounts receivable, prepaids and other assets.

        Net cash used in investing activities amounted to $7.9 million in 1999, $16.8 million in 1998, and $4.5 million in 1997. In 1998, the acquisitions of Scan-Tech, Champ and Allparts accounted for $13.4 million in cash used while additions to property, plant and equipment required an additional $7.7 million in cash. This was partially offset by $4.3 million in proceeds from a sale/leaseback transaction. Additions to property, plant and equipment accounted for all cash used in 1999 and 1997.

        Net cash provided by financing activities amounted to $14.5 million in 1999 and $27.2 million in 1998, compared to cash used in financing activities of $11.1 million in 1997. During 1999, revolving credit facility borrowings provided $15.0 million in cash which was used to fund cash used in operating and investing activities. During 1998, proceeds from the issuance of the senior notes provided $60.0 million in cash which was used to partially paydown other debt and fund acquisitions and working capital increases. During 1997 cash was used to reduce the amounts outstanding under the Company's revolving credit facility and for repayments of term debt and capitalized lease obligations.

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

        Senior Notes. In August 1998, the Company completed a private placement of $60 million in 6.81% Senior Notes ("Notes") due August 21, 2008 on an unsecured basis. The ten-year Notes bear a 6.81 percent fixed interest rate, payable quarterly, with an initial four-year interest only period.

        Revolving Credit Facility. In connection with the Notes, the Company amended its $35 million revolving credit facility with First Union National Bank and National City Bank. As amended, the commitment for the line was extended for a five-year term on an unsecured basis with interest at Libor plus 125 basis points. Proceeds from the Notes were used, among other things, to paydown the term debt portions of the bank credit facilities previously advanced to the Company by the bank syndicate. Borrowings under the revolving credit facility amounted to $28.5 million at December 25, 1999.

        In March 2000, the Company received a waiver of compliance with one covenant of the revolving credit facility as of December 25, 1999 and the lenders under the facility agreed to amend the borrowing agreement. The terms of the amended agreement will include revisions to certain debt coverage covenants, require the Company to obtain $1.0 million in new financing, and provide for mandatory reductions in the facility to $20.0 million and $15.0 million by December 31, 2000 and June 30, 2001, respectively. In addition, the amendment provides for an increase in the facility's interest rate to a maximum of Libor plus 300 basis points. Upon the occurrence of an Event of Default, as defined in the loan agreement, the banks, at their option, may require a lien on substantially all of the company's assets. The Company believes that the amended facility together with cash generated from operations will provide sufficient funding to meet the Company's working capital needs for the foreseeable future.

        Industrial Revenue Bonds. Construction of the Company's Warsaw, Kentucky facility in 1990 was funded by the Bonds. The Bonds bear interest at an annual rate of 4% payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due in July, 2009.

        Capitalized Leases. The Company's leases for its Pennsylvania and Georgia facilities are recorded as capitalized leases in the Company's financial statements. In addition, in 1998 and 1999, the Company entered into three sale/leaseback transactions relating to computer hardware and software. The aggregate amount outstanding under all capital leases amounted to $4.4 million at December 25, 1999.

        Foreign  Currency  Fluctuations.  In  1999,  approximately  35%  of  the
Company's products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuation in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, to the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase. The Company attempts to lessen the impact of these currency fluctuations by resourcing its purchases to other countries.

Year 2000 Compliance

        The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems ("Programs"). The Company evaluated its Programs to identify potential Year 2000 compliance problems. This evaluation led to the selection and implementation of a comprehensive enterprise resource planning package and related programs ("New System"). This New System, installed in 1998, is used in several key areas of the company's business including inventory purchasing and management, production planning, forecasting, pricing, sales, shipping and financial reporting and replaces the majority of the Company's previous Programs. Those Programs not replaced by the New System were also evaluated for Year 2000 compliance and appropriate adjustments were made to bring them into compliance either through modification or replacement. The most significant of these are the Company's Human Resource, payroll and time keeping systems, which were replaced with a combination of purchased software and third party services during the first quarter of 1999.

        The investment in capital expenditures to implement the New System was approximately $4.3 million. The Company estimates that the expenses associated with the replacement and upgrade to the Human Resources, payroll and time keeping systems were approximately $0.5 million.

        The Company has experienced no problems or issues relating to the Year 2000 problem as of the date of this report. We will gain more confidence that this issue will not impede our business once we have gone through a transaction cycle with every customer and vendor. We anticipate that this cycle should be complete, for the most part, by the end of our first fiscal quarter in the year 2000. We will maintain our contingency plans until we are satisfied that the business will not be impacted by the possibility of a Year 2000 problem.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        The Company's market risk is the potential loss arising from adverse changes in interest rates. With the exception of the Company's revolving credit facility, long-term debt obligations are at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Under the terms of the Company's revolving credit facility, a change in either the lender's base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. The Company believes that the effect of any such change would be minimal.

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

                     Report of Independent Public Accountants

To R&B, Inc.:

We have audited the accompanying consolidated balance sheets of R&B, Inc. (a Pennsylvania corporation) and subsidiaries as of December 25, 1999 and December 26, 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of R&B, Inc. and subsidiaries as of December 25, 1999 and December 26, 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 25, 1999, in conformity with accounting principles generally accepted in the United States.


                                                            Arthur Andersen LLP


Philadelphia, PA
March 22, 2000


                                   R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF INCOME




                                                        For the Year Ended
                                          ----------------------------------------------
                                               December 25,   December 26,   December 27,
(in thousands, except per share data)               1999         1998           1997
----------------------------------------------------------------------------------------
Net Sales                                         $236,689       $178,301       $153,046
Cost of goods sold                                 161,676        107,897         93,032
----------------------------------------------------------------------------------------
         Gross profit                               75,013         70,404         60,014
Selling, general and administrative                 73,380         53,985         45,230
----------------------------------------------------------------------------------------
         Income from operations                      1,633         16,419         14,784
Interest expense, net                                6,961          4,629          4,205
----------------------------------------------------------------------------------------
         Income (loss) before taxes                 (5,328)        11,790         10,579
Provision (benefit) for taxes                       (1,726)         4,234          3,865
----------------------------------------------------------------------------------------
         Net Income (loss)                        $ (3,602)      $  7,556       $  6,714
========================================================================================
Earnings (loss) Per Share:
         Basic                                    $  (0.43)      $   0.91       $   0.83
         Diluted                                  $  (0.43)      $   0.90       $   0.83
Average Shares Outstanding:
        Basic                                        8,375          8,330          8,043
        Diluted                                      8,375          8,421          8,083
========================================================================================



     The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                   R&B, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS


                                                             December 25,      December 26,
 (in thousands, except share data)                               1999              1998
------------------------------------------------------ ----------------- -----------------
Assets
Current Assets:

  Cash and cash equivalents                                    $   1,467         $     915
  Accounts receivable, less allowance for doubtful
     accounts and customer credits of $8,764 and $9,715           49,979            55,585
  Inventories                                                     70,272            68,401
  Deferred income taxes                                            4,574             1,674
  Prepaids and other current assets                                2,543               861
------------------------------------------------------ ----------------- -----------------
     Total current assets                                        128,835           127,436
------------------------------------------------------ ----------------- -----------------
Property, Plant and Equipment, net                                22,919            20,761
Intangible Assets, net                                            33,212            33,640
Other Assets                                                       3,038             2,111
------------------------------------------------------ ----------------- -----------------
      Total                                                    $ 188,004         $ 183,948
====================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                            $  11,910         $   3,089
  Accounts payable                                                12,867            18,309
  Accrued compensation                                             2,820             2,652
  Other accrued liabilities                                        4,626             5,766
------------------------------------------------------ ----------------- -----------------
    Total current liabilities                                     32,223            29,816
Long-Term Debt                                                    85,283            80,004
Deferred Income Taxes                                              2,264             2,514
Commitments and Contingencies  (Note 11)
Shareholders' Equity:
   Common stock, par value $.01; authorized
     25,000,000 shares; issued 8,393,796 and 8,344,082                84                83
   Additional paid-in capital                                     33,517            33,133
   Cumulative translation adjustments                               (181)              (18)
   Retained earnings                                              34,814            38,416
    Total shareholders' equity                                    68,234            71,614
------------------------------------------------------ ----------------- -----------------
      Total                                                    $ 188,004         $ 183,948
====================================================== ================= =================

    The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                   R&B, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Common Stock
                                  --------------------------
                                                              Additional    Cumulative
                                        Shares                 Paid-In      Translation    Retained
(in thousands, except share data)       Issued   Par Value     Capital      Adjustment     Earnings       Total
--------------------------------- ------------ ------------- ------------  ------------- ------------- -----------
Balance at December 28, 1996         8,026,254    $    80    $  29,943     $        -      $ 24,146    $ 54,169
Common stock issued to
  Employee Stock Purchase Plan             717          -            1              -             -           1
Common stock issued to
  401(k) Retirement Plan              39,377            1          277              -             -         278
Shares issued under
  Incentive Stock Plan                     195          -            -              -             -           -
Net income                                   -          -            -              -         6,714       6,714
--------------------------------  ------------ ------------ -------------  ------------ -------------- -----------
Balance at December 27, 1997         8,066,543         81       30,221              -        30,860      61,162
Common stock issued for
purchase of Scan-Tech
USA/Sweden AB (Note 5)                 250,000          2        2,668              -             -       2,670
Common stock issued to
  Employee Stock Purchase Plan           5,631          -           42              -             -          42
Common stock issued to
  401(k) Retirement Plan                17,251          -          170              -             -         170
Shares issued under
  Incentive Stock Plan                   4,657          -           32              -             -          32
Comprehensive Income:
 Net income                                  -          -            -              -         7,556       7,556
Currency translation adjustments             -          -            -            (18)            -         (18)
                                                                                                       -----------
Total comprehensive income                                                                                7,538
--------------------------------  ------------ ----------- -------------  ------------- -------------  -----------
Balance at December 26, 1998         8,344,082         83       33,133            (18)       38,416      71,614
Common stock issued for
purchase of Scan-Tech
USA/Sweden AB (Note 5)                   3,479          -           29              -             -          29
Common stock issued to
  Employee Stock Purchase Plan          11,505          -           73              -             -          73
Common stock issued to
   401(k) Retirement Plan               34,268          1          277              -             -         278
Shares issued under
   Incentive Stock Plan                    462          -            5              -             -           5
Comprehensive Income:
    Net (loss)                               -          -            -              -        (3,602)     (3,602)
 Currency translation adjustments            -          -            -           (163)            -        (163)
                                                                                                       -----------
    Total comprehensive (loss)                                                                           (3,765)
--------------------------------- ------------ ------------- ------------  ------------ ------------- ------------
Balance at December 25, 1999         8,393,796    $    84    $  33,517       $   (181)    $  34,814     $68,234
================================= ============ ============= ============  ============= ============= ===========

     The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                   R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the Year Ended
                                                         -------------------------------------------------
                                                              December 25,    December 26,     December 27,
(in thousands)                                                    1999             1998            1997
-------------------------------------------------------- ---------------- --------------- ----------------
Cash Flows from Operating Activities:
Net income (loss)                                               $  (3,602)       $  7,556         $  6,714
Adjustments to reconcile net income (loss) to cash provided
by (used in) operating activities:
   Depreciation and amortization                                    7,551           6,396            4,258
   Provision for doubtful accounts                                  1,058             649              417
   Provision for deferred income tax                               (3,150)            256            2,474
   Provision for restructuring                                     11,400               -                -
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                             4,548         (13,355)          (2,819)
    Inventories                                                   (11,671)        (20,181)           3,388
    Prepaids and other current assets                              (1,682)            899             (855)
    Other assets                                                   (2,318)         (1,513)            (499)
    Accounts payable                                               (5,605)          6,695            1,836
    Other accrued liabilities                                      (2,572)          1,501            1,363
-------------------------------------------------------- ---------------- --------------- ----------------
      Cash (used in) provided by  operating activities             (6,043)        (11,097)          16,277
-------------------------------------------------------- ---------------- --------------- ----------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                         (7,890)         (7,744)          (4,511)
   Proceeds from sale/leaseback transaction                           -             4,338                -
   Business acquisitions, net of cash acquired                        -           (13,351)              -
-------------------------------------------------------- ---------------- --------------- ----------------
     Cash used in investing activities                             (7,890)        (16,757)          (4,511)
-------------------------------------------------------- ---------------- --------------- ----------------
Cash Flows from Financing Activities:
   Proceeds from senior notes                                        -             60,000                -
   Net proceeds (repayment) from revolving credit                  15,000          (5,000)          (5,350)
   Repayment of term loans and capitalized lease obligations         (900)        (28,076)          (6,017)
   Proceeds from common stock issuances                               385             244              279
-------------------------------------------------------- ---------------- --------------- ----------------
      Cash (used in) provided by financing activities              14,485          27,168          (11,088)
-------------------------------------------------------- ---------------- --------------- ----------------
Net Increase (Decrease) in Cash and Cash Equivalents                  552            (686)             678
Cash and Cash Equivalents, Beginning of Year                          915           1,601              923
-------------------------------------------------------- ---------------- --------------- ----------------
Cash and Cash Equivalents, End of Year                          $   1,467        $    915       $    1,601
======================================================== ================ =============== ================
Supplemental Cash Flow Information
    Cash paid for interest expense                              $   6,692        $  4,246       $    3,627
    Cash paid for income taxes                                  $   3,327        $    499       $    3,068


    The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                  R&B, INC. AND SUBSIDIARIES

                          Notes to Consolidated Financial Statements
                                      December 25, 1999

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

         Intangible Assets - Intangible assets consist primarily of goodwill which is amortized over periods from 10 to 40 years. Total accumulated amortization on intangible assets as of December 25, 1999 and December 26, 1998 was $6.1 million and $4.4 million, respectively. Amortization expense of these assets was $1.7 million in 1999, $1.4 million in 1998, and $1.1 million in 1997.

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

         Earnings Per Share - Earnings per share is computed under Statement of Financial Accounting Standards No. 128 , "Earnings Per Share". The Company has included basic and diluted earnings per share on the face of the Statements of Income for each year presented. Weighted average shares for diluted earnings per share includes the assumption of the exercise of all potentially dilutive securities ("in the money" stock options).

2.  Restructuring Charges

         In the fourth quarter of fiscal 1999, the Company recorded restructuring charges of $11.4 million ($7.5 million after tax or $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a workforce reduction of 158 people. A total of $9.8 million, representing inventory write downs, was charged to cost of sales and $1.6 million was charged to selling, general and administrative expenses.

The following summarizes the restructuring charge and activity recorded in 1999:


                                                 Costs              Balance at
(in thousands)                   Charge         Incurred       December 25, 1999
--------------------------------------------------------------------------------
Inventory Disposals              $ 9,800        $     -          $    9,800
Employee Termination Benefits        475           (124)                351
Facility Shutdown Costs            1,125           (300)                825
                                 ------------ ------------       ---------------
                                 $11,400        $  (424)         $   10,976
                                 ============ ============       ===============


3.   Inventories

         Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                        December 25,       December 26,
(in thousands)              1999               1998
--------------------- -----------------  -----------------
Bulk product                    $20,665            $31,181
Finished product                 45,136             31,445
Packaging materials               4,471              5,775
--------------------- -----------------  -----------------
Total                           $70,272            $68,401
===================== =================  =================

4.   Property, Plant  and Equipment

         Property, plant and equipment consists of the following:


                                         December 25,         December 26,
(in thousands)                                1999                 1998
----------------------------------- ----------------- --- ----------------
Property under
  capitalized leases                           $8,944              $ 8,768
Buildings                                       7,308                7,738
Machinery, equipment and
   tooling                                     14,069               11,756
Furniture,  fixtures and
   leasehold improvements                       2,551                2,144
Computer and other
   equipment                                   14,230                8,682
----------------------------------- ----------------- --- ----------------
Total                                          47,102               39,088
Less-accumulated  depreciation                (24,183)             (18,327)
----------------------------------- ----------------- --- ----------------
Property, plant and equipment, net            $22,919              $20,761
=================================== ================= === ================


5.   Acquisitions

        Scan-Tech - In January 1998, the Company acquired the outstanding stock of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech"). Headquartered in Stockholm, Sweden, Scan-Tech is a distributor of replacement automotive parts, primarily Volvo and Saab, throughout Europe, the United States, Russia, the Middle East and Far East with annual sales of approximately $10 million in 1997. The acquisition was effected through the payment of $1 million in cash, 350,000 shares of the Company's common stock and assumption of certain liabilities including approximately $0.8 million in bank debt. Of the shares, 250,000 will vest over four years and are included in the computation of the purchase price. The remaining 100,000 are subject to performance criteria and are included in the computation of purchase price as the criteria are met. The Company accounted for this acquisition using the purchase method of accounting which resulted in the recording of goodwill of $2.7 million.

        Champ - In September 1998, the Company began its acquisition of selective assets of the Service Line Division ("Champ") of Standard Motor Products, Inc. for approximately $2.3 million representing the net asset value of inventories. Headquartered in Edwardsville, Kansas, the Service Line Division included the Champ Service Line, Pik-A-Nut and Everco. The acquisition was completed in stages with the final stage (Everco) occurring in January 1999. The Company accounted for this acquisition using the purchase method of accounting which resulted in the recording of goodwill of $1.3 million.

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

        The unaudited pro forma consolidated results for the years ended December 26, 1998 and December 27, 1997, as if the acquisitions of Scan-Tech, Champ and Allparts had occurred at the beginning of 1997, are as follows:

        (in thousands, except per share data)        1998           1997
        ------------------------------------------------------------------------
        Net sales                                 $202,071          $192,826
        Net income                                   8,035             7,434
        Diluted earnings per share                   $0.95             $0.90

6.  Long-Term Debt

      Long-term debt consists of borrowings under senior notes, bank credit facilities, industrial revenue bonds and capitalized lease obligations as follows:

                                     December 25,        December 26,
 (in thousands)                           1999                1998
--------------------------------- ------------------- -------------------
Senior Notes                                 $ 60,000           $  60,000
Bank credit facility                           28,500              13,500
Industrial revenue bonds                        3,224               3,544
Capitalized lease obligations                   4,387               5,099
Subsidiary line of credit                       1,082                 950
--------------------------------- ------------------- -------------------
    Total                                      97,193              83,093
    Less: Current portion                     (11,910)             (3,089)
--------------------------------- ------------------- -------------------
    Total long-term debt                      $85,283             $80,004
================================= =================== ===================

        Senior Notes - In August 1998, the Company completed a private placement of $60 million in 6.81% Senior Notes due August 21, 2008 ("Notes") on an unsecured basis. The ten-year Notes bear a 6.81% fixed interest rate, payable quarterly, with an initial four-year interest only period. Terms of the Note Purchase Agreement require, among other things, that the Company maintain certain financial covenants relating to debt to capital ratios and minimum net worth.

        Bank Credit Facility - In connection with the Notes, the Company amended its $35 million revolving credit facility. As amended, the commitment for the line was extended for a five-year term on an unsecured basis with interest at Libor plus 125 basis points. Prior to amendment, the revolving credit facility had a three year term, was secured by substantially all of the Company's assets and was subject to a borrowing base computation with interest at Libor plus 85 basis points. The prior bank credit facility also included two term loans with interest at Libor plus 110 and 150 basis points, respectively. Proceeds from the Notes were used, among other things, to pay off these term loans in full.

        The average amount outstanding under the bank credit facility was $27.7 million and $27.6 million during 1999 and 1998, respectively. The maximum amount outstanding was $35.0 million in 1999 and $46.4 million in 1998.

        In March 2000, the Company received a waiver of compliance with one covenant of the revolving credit facility as of December 25, 1999 and the lenders under the facility agreed to amend the borrowing agreement. The terms of the amended agreement will include revisions to certain debt coverage covenants, require the Company to obtain $1.0 million in new financing, and provide for mandatory reductions in the facility to $20.0 million and $15.0 million by December 31, 2000 and June 30, 2001, respectively. In addition, the amendment provides for an increase in the facility's interest rate to a maximum of Libor plus

300 basis points. Upon the occurrence of an Event of Default, as defined in the loan agreement, the banks, at their option, may require a lien on substantially all of the company's assets. The Company believes that the amended facility together with cash generated from operations will provide sufficient funding to meet the Company's working capital needs for the foreseeable future.

        Industrial Revenue Bonds - The Bonds bear interest at an annual rate of 4% payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due in July, 2009. The Bonds are secured by the Company's warehouse and office facility in Warsaw, Kentucky.

        Capitalized Lease Obligations - The Company's capitalized lease obligation for its primary operating facility is with a partnership related to the Company by common ownership ( "Partnership 1") (see Note 8) and is payable monthly in installments of $47,500 including interest imputed at 13.96% through December 2002. The lease provides for contingent rental payments to Partnership 1 in amounts that, when added to the annual capitalized lease payments, do not exceed the fair market rental rate of the facility. The contingent rental payments are determined on an annual basis to approximate the change in the Consumer Price Index and are payable only to the extent that the Company has available sufficient pre-tax income in the preceding fiscal year to support the increase. The net book value of the assets under this capitalized lease was $0.6 million at December 25, 1999 and $0.8 million at December 26, 1998 (see Note
11).

        In January 1990, the Company entered into a capitalized lease arrangement for certain office and warehouse facilities in Georgia with a partnership related to the Company by common ownership ("Partnership 2"). The lease is payable through January 2005 at $9,600 per month including interest imputed at 10.97%. The lease also provides for an annual adjustment in an amount which will approximate the change in the Consumer Price Index. The net book value of the assets under this capitalized lease was $289,000 at December 25, 1999 and $347,000 at December 26, 1998 (see Note 11).

        In  1998,  the  Company  entered  into  a  $4.3  million  sale/leaseback transaction with an equipment lease company to finance the Company's new computer system. The lease is payable in monthly installments of $126,500 including interest computed at 6.23% through June 2001.

        The following is a schedule of approximate annual future minimum lease payments under the capitalized leases with Partnership 1 and Partnership 2 for the Company's facilities (exclusive of contingent rental payments) and other capital lease obligations as of December 25, 1999:



(in thousands)                           Facilities     Equipment         Total
------------------------------------  ------------- ------------- -------------
2000                                       $    685     $   1,720      $  2,405
2001                                            685         1,030         1,715
2002                                            685            44           729
2003                                            115             -           115
2004                                            115          -              115
Thereafter                                        -             -             -
------------------------------------  ------------- ------------- -------------
Total payments                                2,285         2,794         5,079
Less - amounts  representing interest         ( 450)         (242)         (692)
------------------------------------  ------------- ------------- -------------
Total principal  payments                  $  1,835      $  2,552      $  4,387
====================================  ============= ============= =============

        Aggregate annual principal payments applicable to long-term debt as of December 25, 1999 are as follows:



(in thousands)
 2000              $ 11,910
 2001                 6,786
 2002                 9,564
 2003                24,020
 2004                 8,981
Thereafter           35,932
---------------------------
Total              $ 97,193
===========================



7.  Operating Lease Commitments and Rent Expense

        The Company leases certain equipment and automobiles under noncancelable operating leases. Approximate future minimum rental payments under these leases are summarized as follows:



 (in thousands)
2000             $    713
2001                  589
2002                  350
2003                   26
2004                   12
---------  --------------
Total             $ 1,690
=========  ==============

        Rent expense includes rental adjustment payments and contingent rentals paid to related parties (see Notes 6 and 8) of $0.6 million in 1999, 1998 and 1997, was $1.7 million in 1999, $1.5 million in 1998, and 1.3 million in 1997.


8.   Related Party Transactions

        The Company has entered into capital leases for two operating facilities with Partnership 1 and Partnership 2 (see Notes 6 and 11). The Company has guaranteed the mortgages of Partnership 1 and Partnership 2 on these facilities. These guarantees at December 25, 1999 were approximately $1.6 million. Total interest expense on these capitalized leases was $273,000 in 1999, $326,000 in 1998 and $370,000 in 1997.

9. Income Taxes

        The components of the income tax provision (benefit) are as follows:

 (in thousands)                       1999              1998             1997
------------------------------- -------------- ---------------- ----------------
Federal:
  Current                              $1,373           $3,773           $1,341
  Deferred                             (3,150)             243            2,384
------------------------------- -------------- ----------------- ---------------
      Subtotal                         (1,777)           4,016            3,725
------------------------------- -------------- ----------------- ---------------
State:
  Current                                  51              205               50
  Deferred                                  -               13               90
------------------------------- --------------- ---------------- ---------------
      Subtotal                             51              218              140
------------------------------- --------------- ---------------- ---------------
      Total                           $(1,726)          $4,234           $3,865
=============================== =============== ================ ===============

The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective rate:


                                         1999         1998         1997
---------------------------------------------------------------------------
Federal taxes at statutory rate        (34.0%)        34.2%       34.0%
State taxes, net of Federal tax benefit  0.6%         3.0%         3.0%
Contributed property and other           1.0%        (1.3%)       (0.5%)
---------------------------------------------------------------------------
Effective tax rate                     (32.4%)        35.9%       36.5%
===========================================================================

            Deferred  income  taxes  result  from  timing   differences  in  the
recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:


                                           December 25,        December 26,
 (in thousands)                                1999                1998
--------------------------------------  ------------------- -------------------
Assets:
    Inventories                                      $1,371             $ 1,816
    Accounts receivable                                (523)             (1,140)
    Restructuring Charges                             4,177                   -
     Capital Leases                                     332                 369
    Accrued expenses                                    450                 629
--------------------------------------  ------------------- -------------------
        Gross deferred assets                         5,807               1,674
--------------------------------------  ------------------- -------------------
Liabilities:
    Depreciation                                        460                 400
    Goodwill                                          2,385               1,903
    Other                                               652                 211
--------------------------------------  ------------------- -------------------
        Gross deferred liabilities                    3,497               2,514
--------------------------------------  ------------------- -------------------
    Net deferred asset (liability)                   $2,310              $ (840)
======================================  =================== ===================

10. Business Segments

        The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No.
131) in 1998. In accordance with the provisions of SFAS No.131, the Company has determined that its business comprises a single reportable operation segment, namely, the sale of replacement parts for the automotive aftermarket.

        During 1999 and 1998, one customer accounted for approximately 21% and 15% of sales, respectively. During 1997, two customers each accounted for 10% or more of sales and in the aggregate accounted for 24% of sales. Sales to countries outside the US, primarily to Western Europe and Canada in 1999, 1998 and 1997 were $20.0 million, $12.6 million and $3.9 million, respectively.

11.   Commitments and Contingencies

        Environmental Matters - The Company's primary operating facility in Colmar, Pennsylvania, which is leased from Partnership 1, is located within an area identified by the Environmental Protection Agency ("EPA") as a possible source or location of volatile organic chemical contamination. In November 1990, the EPA sent a general notice letter to certain present and former owners and operators of properties within this area, informing them that they may be liable under the Comprehensive Environmental Response, Compensation and Liability Act with respect to this contamination. As a current operator of the Colmar property, the Company received such a general notice letter. The Company may be deemed jointly and severally liable, together with all other potentially responsible parties, for (i) the costs of performing a study of the nature and extent of the contamination and the possible alternatives for remediation, if any, as well as (ii) the costs of effectuating that remediation. The Company revised its lease agreement for its Colmar facility effective December 1990 to provide that, as between the Company and Partnership 1, Partnership 1 will bear any environmental liability and all related expenses, including legal expenses, incurred by the Company or Partnership 1 as a result of matters which arose other than from activities of the Company. The Company believes that the ultimate outcome of this matter will not have a material adverse impact upon the financial position or results of operations of the Company.

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

12.  Capital Stock

        Undesignated Stock - The Company has 75,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by the Board of Directors.

        Incentive Stock Plan - In September 1990, the Board of Directors approved an incentive stock plan to issue as options, up to 322,500 shares of common stock, to employees, directors, consultants and advisors of the Company or its affiliates with no one "individual" to receive more than 10% of the total. In May 1997, the shareholders approved an increase in the number of shares to 422,500, in May 1998, the shareholders approved an additional increase in shares to 672,500, and in May of 1999, the shareholders approved an additional increase in shares to 922,500. All options shall be granted within ten years of the plan adoption date with the exercise price and period determined by the Board of Directors on a discretionary basis, but the option price per share shall not be less than 100% of the fair market value of a share on the date of grant (not less than 110% if granted to an individual possessing more than 10% of the voting rights of the Company's outstanding capital stock). No more than $100,000 of options may be exercised by one individual in any calendar year. The following is a summary of transactions under the plan:

                                                        Number of Shares
                                 ---------------------------------------------------------------
                                                                                    Available
                                   Option Price                                    for Future
                                    Per Share       Outstanding    Exercisable       Grants
-------------------------------- ----------------  ------------- --------------- ---------------


Balance at December 28, 1996       $5.75-$8.875          238,625          29,625          84,143
   Increase in available shares                                -               -         100,000
   Became exercisable                                          -          44,595            -
   Exercised                           7.75                (195)           (195)               -
   Canceled                         7.00-8.00           (31,805)               -          31,805
   Options granted                  7.25-9.50            125,500               -       (125,500)
-------------------------------- ---------------  -------------- --------------- ---------------
Balance at December 27, 1997         5.75-9.50           332,125          74,025          90,448
   Increase in available shares                                -               -         250,000
   Became exercisable                                          -          48,307               -
   Exercised                        5.75-8.875           (4,657)         (4,657)               -
   Canceled                         5.75-9.50            (52,093)              -          52,093
   Options granted                 6.25-12.625           302,000               -       (302,000)
-------------------------------- ----------------  ------------- --------------- ---------------
Balance at December 26, 1998       5.75-12.625           577,375         117,675          90,541
   Increase in available shares                                -               -         250,000
   Became exercisable                                          -          85,097               -
   Exercised                        6.125-7.25             (462)           (462)               -
   Canceled                        6.75-11.938         (172,388)               -         172,388
   Options granted                   1.00-9.2           512,929                -        (512,929)
-------------------------------- ----------------  ------------- --------------- ---------------
Balance at December 25, 1999      $1.00-$12.625         917,454          202,310               -
================================ ================  ============= =============== ===============

        The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for this plan. The following pro forma amounts were determined as if the Company had accounted for its stock options using the fair value method (Black-Scholes pricing model).

(in thousands, except per share data)    1999                 1998                  1997
-------------------------------- -------------------- --------------------- ---------------------
Net income (loss):
    As reported                       $ (3,602)              $ 7,556               $ 6,714
    Pro forma                         $ (3,951)              $ 7,364               $ 6,585
Earnings per share:
    As reported:
        Basic                           ($0.43)               $0.91                 $0.83
        Diluted                         ($0.43)               $0.90                 $0.83
    Pro forma:
        Basic                           ($0.47)               $0.88                 $0.82
        Diluted                         ($0.47)               $0.87                 $0.82

        Employee Stock Purchase Plan - In March 1992, the Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Plan permits the granting of options to purchase up to 300,000 shares of common stock by the employees of the Company. In any given year, employees may purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expire on the last day of the fiscal year. During 1999, optionees had exercised rights to purchase 11,505 shares at prices from $3.93 to $8.00 per share for total net proceeds of $73,000.

        401(k) Retirement Plan - The Company's 401(k) retirement plan was amended in 1992 to permit contributions in cash or kind, including Company qualified securities. The Company accrued for a discretionary contribution for 1999 which will be funded in early 2000 consisting of cash and approximately 73,300 shares of Company common stock at a value of approximately $340,000. The Company made a discretionary contribution for 1998 consisting of cash and 34,268 shares of Company common stock, issued in 1999 at a value of approximately $280,000. The Company made a discretionary contribution for 1997 consisting of cash and 17,251 shares of stock, issued in 1998, at a value of approximately $170,000.

Supplementary Financial Information

Quarterly Results of Operations:

        The following is a summary of the unaudited quarterly results of operations for the years ended December 25, 1999 and December 26, 1998:


(in thousands, except
per share data)                 First Quarter   Second Quarter        Third Quarter    Fourth Quarter (a)
------------------------------ --------------- ----------------- --- ---------------- ----------------
                                                                1999
                               -----------------------------------------------------------------------
Net sales                              $55,946           $68,018              $59,495          $53,230
Income (loss) from operations            3,784             6,082                3,640          (11,873)
Net income (loss)                        1,351             2,780                1,260           (8,993)
Earnings (loss) per share                 0.16              0.33                 0.15            (1.07)
                                                                1998
                               -----------------------------------------------------------------------
Net sales                              $39,012           $42,047              $44,509          $52,733
Income from operations                   2,792             4,844                4,973            3,810
Net income                               1,176             2,388                2,503            1,489
Earnings per share                        0.14              0.28                 0.30             0.18

(a) Results for the fourth quarter of 1999 include a restructuring charge of $11,400 ($7,500 after tax or $0.90 per share).




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

                                             PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2000.

        Information concerning executive officers of the Company who are not also directors is presented in Item 4.1, Part I of this Report on Form 10-K.

Item 11. Executive Compensation.

        Incorporated   by   reference   to  the  section   entitled   "Executive
Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        Incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2000.

Item 13. Certain Relationships and Related Transactions.

        Incorporated   by   reference   to  the  section   entitled   "Executive
Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 18, 2000.

                                              PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

        (a)(1) Consolidated Financial Statements. The consolidated financial statements of the Company and related documents are listed in Item 8, Part II, of this Report on Form 10-K.

            Report of Independent Public Accountants

            Consolidated Statements of Income for the years ended December 25, 1999, December 26, 1998 and December 27, 1997

            Consolidated Balance Sheets as of December 25, 1999 and December 26, 1998

            Consolidated Statements of Shareholders' Equity for the years ended December 25, 1999, December 26, 1998 and December 27, 1997.

            Consolidated Statements of Cash Flows for the years ended December 25, 1999, December 26, 1998 and December 27, 1997.

            Notes to Consolidated Financial Statements

            (a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Report on Form 10-K:

                                                                           Page
            Report of Independent Public Accountants on Financial Statement
            Schedule........................................................ 39
            Schedule II - Valuation and Qualifying Accounts................. 40

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

(1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No.3 thereto (Registration No. 33-37264).
(2) Incorporated by reference to the Exhibits files with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
(3) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740).
(4) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
(5) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.
(6) Incorporated by reference to the Exhibits filed with the Company's Proxy Statement for the fiscal year ended December 27, 1997.
(7) Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994.


        (b) Reports on Form 8-K.

        None

                                            SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         R&B, Inc.

Date: March 24, 2000                     By:   \s\ Richard N. Berman
                                         ---------------------------
                                         Richard N. Berman, Chairman, President
                                         and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                Capacity                      Date

 \s\ Richard N. Berman      President, Chief Executive        March 24 , 2000
----------------------      Officer, and Chairman of the
   Richard N. Berman        Board of Directors
                           (principal executive officer)


 \s\ Mathias J. Barton      Chief Financial Officer            March 24, 2000
----------------------     (principal financial and
   Mathias J. Barton        accounting officer)


 \s\ Steven L. Berman       Executive Vice President,          March 24, 2000
 --------------------       Secretary-Treasurer, and
   Steven L. Berman         Director


 \s\ George L. Bernstein    Director                           March 24, 2000
------------------------
   George L. Bernstein

 \s\ John F. Creamer, Jr.   Director                           March 24, 2000
-------------------------
   John F. Creamer, Jr.

 \s\ Paul R. Lederer        Director                           March 24, 2000
 -------------------
   Paul R. Lederer

 \s\ Edgar W. Levin         Director                           March 24, 2000
--------------------
   Edgar W. Levin

                            Director                           March 24, 2000
---------------------
   Jack A. Robinson

                             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON FINANCIAL STATEMENT SCHEDULE

To R&B, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of R&B, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 22, 2000. Our audit was made for the purpose of forming an opinion on the statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   Arthur Andersen LLP

Philadelphia, PA
    March 24, 2000



                                        SCHEDULE II

(in thousands)                         For the Year Ended
-------------------------------------- ----------------------------------------------------
                                         December 25,      December 26,      December 27,
                                             1999              1998              1997
                                       ----------------- ----------------- ----------------
Allowance for doubtful accounts:
     Balance, beginning of period                $ 1,439           $ 1,009          $   962
     Provision                                     1,058               649              417
     Charge-offs                                  (1,719)             (219)            (370)
-------------------------------------- ----------------- ----------------- ----------------
     Balance, end of period                    $     778           $ 1,439          $ 1,009
====================================== ================= ================= ================
Allowance for customer credits:
     Balance, beginning of period               $  8,276           $ 6,205          $10,343
     Provision                                    32,928            26,039           23,268
     Charge-offs                                 (33,218)          (23,968)         (27,406)
-------------------------------------- ----------------- ----------------- ----------------
     Balance, end of period                     $  7,986           $ 8,276          $ 6,205
====================================== ================= ================= ================
Restructuring reserves:
     Balance, beginning of period               $      -           $     -          $     -
     Provision                                    11,400                 -                -
     Charge-offs                                    (424)                -                -
-------------------------------------- ----------------- ----------------- ----------------
     Balance, end of period                      $10,976           $     -          $     -
====================================== ================= ================= ================