Form 10-Q
period 2000-03-25
R & B INC
filed 2000-05-08
CIK 868780

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

                         For the quarterly period ended March 25, 2000

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

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 5, 2000 the Registrant had 8,233,379 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                   R & B, INC. AND SUBSIDIARIES

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                          MARCH 25, 2000


                                                                        Page

Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Income:
                   Thirteen Weeks Ended March 25, 2000 and March 27, 1999 3

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

                                  PART I.  FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME

                                           (unaudited)

                                                               For the Thirteen Weeks Ended

                                                              ------------------------------
                                                                   March 25,    March 27,
(in thousands, except per share data)                               2000          1999
--------------------------------------------------------------------------------------------

Net Sales                                                             $53,246        $55,946
Cost of goods sold                                                     34,637         34,261
--------------------------------------------------------------------------------------------
         Gross profit                                                  18,609         21,685
Selling, general and administrative expenses                           14,924         17,901
--------------------------------------------------------------------------------------------
         Income from operations                                         3,685          3,784
Interest expense, net                                                   1,911          1,706
--------------------------------------------------------------------------------------------
         Income before taxes                                            1,774          2,078
Provision for taxes                                                       603            727
--------------------------------------------------------------------------------------------
         Net Income                                                 $   1,171     $    1,351
============================================================================================
Earnings Per Share:
        Basic                                                           $0.14          $0.16
        Diluted                                                          0.14           0.16
Average Shares Outstanding:
        Basic                                                           8,413          8,348
        Diluted                                                         8,509          8,381
============================================================================================



      The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                        March 25,       December 25,

 (in thousands, except share data)                         2000              1999
--------------------------------------------------- ----------------- -----------------
Assets                                                   (unaudited)
Current Assets:
   Cash and cash equivalents                             $        799      $      1,467
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $8,310 and $8,764        42,700            49,979
  Inventories                                                  60,112            70,272
  Deferred income taxes                                         4,574             4,574
  Prepaids and other current assets                             5,911             2,543
--------------------------------------------------- ----------------- -----------------
     Total current assets                                     114,096           128,835
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             21,895            22,919
Intangible Assets                                              32,797            33,212
Other Assets                                                    3,433             3,038
--------------------------------------------------- ----------------- -----------------
      Total                                                 $ 172,221         $ 188,004
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                       $     3,134        $   11,910
  Accounts payable                                             11,378            12,867
  Accrued compensation                                          2,558             2,820
  Other accrued liabilities                                     5,015             4,626
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  22,085            32,223
Long-Term Debt                                                 78,464            85,283
Deferred Income Taxes                                           2,264             2,264
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,428,528 and 8,393,796               84                84
   Additional paid-in capital                                  33,597            33,517
   Cumulative translation adjustments                            (258)             (181)
   Retained earnings                                           35,985            34,814
   Total shareholders' equity                                  69,408            68,234
--------------------------------------------------- ----------------- -----------------
      Total                                                 $ 172,221         $ 188,004
=================================================== ================= =================

      The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (unaudited)

                                                                    For the Thirteen Weeks Ended

                                                               --------------------------------------
                                                                   March 25,           March 27,
(in thousands)                                                        2000                1999
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Operating Activities:
Net income                                                             $    1,171          $    1,351
Adjustments to reconcile net income to cash provided by(used in)
   operating activities:
   Depreciation and amortization                                            1,809               1,553
   Provision for doubtful accounts                                            128                 189
Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                     7,151              (4,679)
    Inventories                                                            10,160             (10,851)
    Prepaid expenses and other                                             (3,845)               (598)
    Accounts payable                                                       (1,489)              3,352
    Other accrued liabilities                                                 127              (1,167)
-------------------------------------------------------------- ------------------ -------------------
       Cash provided by (used in) operating activities                     15,212             (10,850)
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                   (365)             (1,397)
-------------------------------------------------------------- ------------------ -------------------
      Cash (used) in investing activities                                   ( 365)             (1,397)
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Financing Activities:
   Net (repayment) proceeds of revolving credit                           (14,750)             12,750
   Repayment of term loans and capitalized lease obligations                 (845)              ( 426)
   Proceeds from common stock issuances                                        80                  42
-------------------------------------------------------------- ------------------ -------------------
       Cash (used in) provided by financing activities                    (15,515)             12,366
-------------------------------------------------------------- ------------------ -------------------
Net (Decrease) Increase in Cash and Cash Equivalents                         (668)                119
Cash and Cash Equivalents, Beginning of Period                              1,467                 915
-------------------------------------------------------------- ------------------ -------------------
Cash and Cash Equivalents, End of Period                              $       799           $   1,034
============================================================== ================== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                    $     1,784          $    1,493
    Cash paid for income taxes                                        $        55          $    1,521


      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                             R&B, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE THIRTEEN WEEKS ENDED MARCH 25, 2000 AND MARCH 27, 1999 (UNAUDITED)


1.       Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 25, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 25, 1999.

2.        Restructuring Charges

        In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $11.4 million ($7.5 million after tax or $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a work force reduction of 158 people. A total of $9.8 million, representing inventory write downs, was charged to cost of sales and $1.6 million was charged to selling, general and administrative expenses. There were no significant changes to the plan in fiscal 2000. During the first quarter of 2000, the Company charged off approximately $2.2 million in inventory related to the restructuring and completed the planned workforce reduction. The closing of the Company's warehouse and production facility in Carrollton, Georgia is scheduled for the second quarter of 2000.

The following summarizes the restructuring charge and activity through March 25, 2000:

                                                         Employee         Facility
                                         Inventory      Termination       Shutdown
                                         Disposals     Benefits Costs
            (in thousands)                                                                  Total
------------------------------------ ---------------- ---------------  -------------- ----------------
Initial Charge                                 $9,800           $ 475          $1,125          $11,400
Costs Incurred - 1999                               -           (124)           (300)            (424)
------------------------------------ ---------------- ---------------  -------------- ----------------
Balance at December 25, 1999                   $9,800             351             825           10,976
Costs Incurred - 2000                         (2,176)           (156)           (105)          (2,437)
------------------------------------ ---------------- ---------------  -------------- ----------------
Balance at March 25, 2000                      $7,624            $195            $720           $8,539
------------------------------------ ---------------- ---------------  -------------- ----------------

3.     Inventories

      Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:

                      March 25,     December 25,
(in thousands)           2000           1999
------------------- -------------- --------------
Bulk product               $16,132        $20,665
Finished product            39,206         45,136
Packaging materials          4,774          4,471
------------------- -------------- --------------
Total                      $60,112        $70,272
=================== ============== ==============



4.   Intangible Assets

     Intangible assets consist primarily of goodwill which is amortized over periods from 10 to 40 years. Total accumulated amortization as of March 25, 2000 was $6.5 million. Amortization expense of these assets was $0.4 million in the first quarter of 2000 and 1999.

5.       Earnings Per Share

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

                                                     Percentage of Net Sales
                                                   For the Thirteen Weeks Ended
                                        --------------------------------------------------
                                                March 25,                March 27,
                                                  2000                      1999
--------------------------------------- ------------------------- ------------------------
Net sales                                                  100.0%                   100.0%
Cost of goods sold                                          65.1                     61.3
--------------------------------------- ------------------------- ------------------------
Gross profit                                                34.9                     38.7
Selling, general and administrative expenses                28.0                     32.0
--------------------------------------- ------------------------- ------------------------
Income from operations                                       6.9                      6.7
Interest expense, net                                        3.6                      3.0
--------------------------------------- ------------------------- ------------------------
Income before taxes                                          3.3                      3.7
Provision for taxes                                          1.1                      1.3
--------------------------------------- ------------------------- ------------------------
Net Income                                                   2.2%                     2.4%
======================================= ========================= ========================


Thirteen Weeks Ended March 25, 2000 Compared to
      Thirteen Weeks Ended March 27, 1999


        Restructuring Charges - In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $11.4 million ($7.5 million after tax or $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a work force reduction of 158 people. A total of $9.8 million, representing inventory write downs, was charged to cost of sales and $1.6 million was charged to selling, general and administrative expenses. There were no significant changes to the plan in fiscal 2000. During the first quarter of 2000, the Company disposed of approximately $2.6 million in inventory related to the restructuring and completed the planned workforce reduction. The closing of the Company's warehouse and production facility in Carrollton, Georgia is scheduled for the second quarter of 2000.

        Sale of Lift Support Inventory - During the first quarter of fiscal 2000, the Company sold all of its inventory and certain other assets related to its lift support product line as a result of a strategic decision to eliminate this product line. First quarter 2000 results include non-recurring net sales of $5.5 million and gross profit of $1.6 million, attributable to the sale of the inventory and related assets. The gain on the sale was $1.6 million ($1.1 million after tax or $0.13 per share).

        Net sales decreased to $53.2 million for the thirteen weeks ended March 25, 2000 from $55.9 million for the same period in 1999, a decrease of 4.8%. The sales decline was approximately 13% without the effect of net sales from the lift support inventory sale. This decline is primarily attributable to lower sales levels in the Company's core business of hard-to-find parts and fasteners as a result of the flat automotive aftermarket and the Company's efforts to eliminate unprofitable products in its core business and launch fewer, but more profitable programs.

        Cost of goods sold for the thirteen weeks ended March 25, 2000 increased to $34.6 million from $34.3 million for the same period in 1999, an increase of 1.1%. As a percent of net sales, gross profit for the thirteen weeks ended March 25, 2000 decreased to 34.9% from 38.7% for the thirteen weeks ended March 27, 1999. The reduction in gross profit percentage is the result of the non-recurring lift support line sale and a change in sales mix to an increased portion of total revenues attributable to sales of products other than hard-to-find parts and fasteners which carry a lower gross margin. In addition, continued selling price pressures negatively impacted gross profit in the Company's core business of hard-to-find parts and fasteners.

        Selling, general and administrative expenses for the thirteen weeks ended March 25, 2000 decreased to $14.9 million from $17.9 million for the thirteen weeks ended March 27, 1999, a decrease of 16.6%. As a percent of net sales, selling, general and administrative expenses decreased to 28.0% in 2000 from 32.0% in 1999. The percentage decrease is largely attributable to the revenues from the lift support line sale which had no selling, general and administrative expenses attributable to them. Selling, general and administrative expenses as a percentage of net sales before lift support sale revenue were 31.3% in the three months ended March 25, 2000. The decrease to 31.3% from 1999's level of 32.0% is primarily attributable to cost reductions in the Company's core business as a result of the restructuring plan recorded in the fourth quarter of 1999.

        Interest expense, net, increased to $1.9 million for the thirteen weeks ended March 25, 2000 from $1.7 million for the thirteen weeks ended March 27, 1999. This increase resulted from higher interest rates on the Company's Revolving Credit Facility in 2000.

        Provisions for income taxes of $0.6 million and $0.7 million were recorded for the thirteen weeks ended March 25, 2000 and March 27, 1999, respectively. The decrease in the Company's effective tax rate from 35.0% in 1999 to 34.0% in 2000 resulted primarily from a lower tax rate on the gain on the lift support line sale in 2000.

Liquidity and Capital Resources

        The Company has financed its growth through the combination of cash flow from its operations, issuance of senior notes and borrowings under its credit facilities. Working capital was $92.0 million as of March 25, 2000 and $111.9 million as of March 27, 1999. The Company believes that the cash generated from operations and borrowings available under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

        Net cash provided from operating activities was $15.2 million in 2000 compared to net cash used in operating activities of $10.9 million in 1999. During 2000, net income as well as non-cash provisions for depreciation and amortization and lower accounts receivable and inventory levels due to lower sales and better working capital management provided $20.4 million in positive cash flow, however, these increases were partially offset by $5.2 million in cash used as a result of increases in prepaid expenses, other assets and reductions in accounts payable. During 1999, net income, depreciation and amortization and an increase in accounts payable provided the majority of the $6.4 million in positive cash flow, however these increases were more than offset by $17.3 million in cash used related primarily to increases in accounts receivable and inventories.

        Net cash used in investing activities amounted to $0.4 million in 2000 and $1.4 million in 1999. In both periods, additions to property, plant and equipment were the primary uses of cash.

        Net cash used in financing activities was $15.5 million in 2000 compared to net cash provided by financing activities of $12.4 million in 1999. During 2000, cash generated from operating activities net of investing activities was used to reduce borrowing levels. During 1999, revolving credit facility borrowings provided $12.8 million in cash which was used to fund cash used in operating and investing activities.

        Senior Notes. In August 1998, the Company completed a private placement of $60 million in 6.81% Senior Notes due August 21, 2008 on an unsecured basis. The ten-year Notes bear a 6.81 percent fixed interest rate, payable quarterly, with an initial four-year interest only period.

        Revolving Credit Facility. In August 1998, the Company amended its $35 million revolving credit facility with First Union National Bank and National City Bank. As amended, the commitment for the line was extended for a five-year term on an unsecured basis with interest at Libor plus 125 basis points. Proceeds from the Notes were used, among other things, to paydown the term debt portions of the bank credit facilities previously advanced to the Company by the bank syndicate. Borrowings under the revolving credit facility amounted to $13.8 million at March 25, 2000.

        In May 2000, the Company amended the revolving credit facility. The terms of the amended agreement include revisions to certain debt coverage covenants, required the Company to obtain $1.0 million in new financing and provides for mandatory reductions in the facility to $20.0 million and $15.0 million by December 31, 2000 and June 30, 2001, respectively. In addition, the amendment provides for an increase in the facility's interest rate to a maximum of Libor plus 300 basis points. Upon an occurrence of an Event of Default, as defined in the loan agreement, the banks, at their option, may require a lien on substantially all of the Company's assets. The Company satisfied its requirement to obtain $1.0 million in new financing by securing a $1.0 million subordinated loan from Richard and Steven Berman, the President and Executive Vice President of the Company, respectively. The subordinated loan bears interest at prime plus 100 basis points with interest only payments during the term of the loan. The loan is due on April 30, 2002 unless repaid earlier in accordance with the terms of the amended revolving credit facility. The Company believes that the amended facility together with cash generated from operations will provide sufficient funding to meet the Company's working capital needs for the foreseeable future.

        Industrial Revenue Bonds. Construction of the Company's Warsaw, Kentucky facility in 1990 was funded by the Bonds. The Bonds bear interest at an annual rate of 4% payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due in July, 2009. Bond borrowings amounts to $3.1 million at March 25, 2000.

        Capitalized Leases. The Company's leases for its Pennsylvania and Georgia facilities are recorded as capitalized leases in the Company's financial statements. In addition, in 1999 and 1998, the Company entered into three sale/leaseback transactions relating to computer hardware and software. The aggregate amount outstanding under all capital leases amounted to $3.8 million at March 25, 2000.

        Foreign Currency Fluctuations. Approximately 35% of the Company's products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuation in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, to the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase. The Company attempts to lessen the impact of these currency fluctuations by resourcing its purchases to other countries.

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

Quantitative and Qualitative Disclosure about Market Risk

        The Company's market risk is the potential loss arising from adverse changes in interest rates. With the exception of the Company's revolving credit facility, long-term debt obligations are at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Under the terms of the Company's revolving credit facility, a change in either the lender's base rate or LIBOR would affect the rate at which the Company could borrow funds thereafter. The company believes that the effect of any such change would be minimal.

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

                                               R & B, INC.



Date   May 8, 2000                             \s\ Richard Berman

                                                Richard Berman
                                                President

Date   May 8, 2000                             \s\ Mathias Barton

                                                Mathias Barton
                                                Chief Financial Officer and
                                                Principal Accounting Officer