Form 10-Q
period 2000-06-24
R & B INC
filed 2000-08-03
CIK 868780

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

                         For the quarterly period ended June 24, 2000

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

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of July 28, 2000 the Registrant had 8,307,721 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                            R & B, INC.

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                           June 24, 2000


                                                                        Page

Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Income:
                   Thirteen  Weeks  Ended  June 24,  2000  and
                     June 26,  1999                                       3
                   Twenty-six Weeks Ended June 24, 2000 and
                     June 26, 1999                                        4

               Balance Sheets.......................................      5

               Statements of Cash Flows.............................      6

               Notes to Financial Statements........................      7

        Item 2.Management's Discussion and
                   Analysis of Financial Condition and

                   Results of Operations............................      8

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................     13

        Item 6.Exhibits and Reports on Form 8-K.....................     13

        Signatures..................................................     14

                                  PART I.  FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME

                                           (unaudited)

                                                               For the Thirteen Weeks Ended

                                                              ------------------------------
                                                                   June 24,        June 26,
(in thousands, except per share data)                               2000             1999
--------------------------------------------------------------------------------------------
Net Sales                                                      $       49,239$   $    68,018
Cost of goods sold                                                     30,603         42,743
--------------------------------------------------------------------------------------------
         Gross profit                                                  18,636         25,275
Selling, general and administrative expenses                           14,819         19,193
--------------------------------------------------------------------------------------------
         Income from operations                                         3,817          6,082
Interest expense, net                                                   1,425          1,806
--------------------------------------------------------------------------------------------
         Income before taxes                                            2,392          4,276
Provision for taxes                                                       854          1,496
--------------------------------------------------------------------------------------------
         Net Income                                           $         1,538    $     2,780
============================================================================================
Earnings Per Share:

         Basic                                                          $0.18          $0.33
         Diluted                                                        $0.18          $0.33
--------------------------------------------------------------------------------------------
    Average Shares Outstanding:

         Basic                                                          8,421          8,368
         Diluted                                                        8,506          8,437
--------------------------------------------------------------------------------------------



      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                                 .

                                    R&B, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF INCOME

                                            (unaudited)

                                                              For the Twenty-six Weeks Ended
                                                              ------------------------------
                                                                   June 24,       June 26,
(in thousands, except per share data)                               2000            1999
--------------------------------------------------------------------------------------------
Net Sales                                                         $  102,485     $   123,964
Cost of goods sold                                                    65,240          77,004
--------------------------------------------------------------------------------------------
         Gross profit                                                 37,245          46,960
Selling, general and administrative expenses                          29,743          37,094
--------------------------------------------------------------------------------------------
         Income from operations                                        7,502           9,866
Interest expense, net                                                  3,336           3,512
--------------------------------------------------------------------------------------------
         Income before taxes                                           4,166           6,354
Provision for taxes                                                    1,457           2,223
--------------------------------------------------------------------------------------------
         Net Income                                              $     2,709     $     4,131
============================================================================================
Earnings Per Share:
         Basic                                                         $0.32           $0.49
         Diluted                                                       $0.32           $0.49
--------------------------------------------------------------------------------------------
Average Shares Outstanding:
         Basic                                                         8,417           8,358
         Diluted                                                       8,508           8,406
--------------------------------------------------------------------------------------------



      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS

                                                        June 24,        December 25,
 (in thousands, except share data)                        2000              1999
--------------------------------------------------- ----------------- -----------------
Assets                                                   (unaudited)
Current Assets:

   Cash and cash equivalents                             $      2,527          $  1,467
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $8,934 and $8,764        43,775            49,979
  Inventories                                                  58,370            70,272
  Deferred income taxes                                         3,651             4,574
  Prepaids and other current assets                             7,096             2,543
--------------------------------------------------- ----------------- -----------------
     Total current assets                                     115,419           128,835
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             22,550            22,919
Intangible Assets                                              32,384            33,212
Other Assets                                                    3,120             3,038
--------------------------------------------------- ----------------- -----------------
      Total                                               $   173,473          $188,004
=================================================== ================= =================
Liabilities and Shareholders' Equity
Current Liabilities:

  Current portion of long-term debt                       $     3,338          $ 11,910
  Accounts payable                                             16,044            12,867
  Accrued compensation                                          2,714             2,820
  Other accrued liabilities                                     6,965             4,626
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  29,061            32,223
Long-Term Debt                                                 71,024            85,283
Deferred Income Taxes                                           2,435             2,264
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,421,319 and 8,393,796               84                84
   Additional paid-in capital                                  33,603            33,517
   Cumulative translation adjustments                            (257)             (181)
   Retained earnings                                           37,523            34,814
    Total shareholders' equity                                 70,953            68,234
--------------------------------------------------- ----------------- -----------------
      Total                                              $    173,473          $188,004
=================================================== ================= =================

      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (unaudited)

                                                                   For the Twenty-six Weeks Ended

                                                               --------------------------------------
                                                                    June 24,           June 26,
(in thousands)                                                        2000                1999
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Operating Activities:
Net income                                                      $           2,709  $            4,131
Adjustments to reconcile net income to cash provided by
   (used in) operating activities:
   Depreciation and amortization                                            3,817               3,398
   Provision for doubtful accounts                                            248                 377
   Provision for deferred income taxes                                      1,094
Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                     5,956             (10,785)
    Inventories                                                            11,902             (10,814)
    Prepaids and other current assets                                      (4,553)             (1,420)
    Other assets                                                             ( 82)             (1,440)
    Accounts payable                                                        3,101               7,264
    Other accrued liabilities                                               2,233                 (29)
-------------------------------------------------------------- ------------------ -------------------
       Cash provided by (used in) operating activities                     26,425              (9,318)
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                 (2,620)             (4,543)
-------------------------------------------------------------- ------------------ -------------------
      Cash (used in) investing activities                                  (2,620)             (4,543)
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Financing Activities:
  ACTIVITIES:
   Net (repayment) proceeds from revolving credit                         (22,500)             15,697
   Repayment of term loans and capitalized lease obligations                (1331)               (973)
   Proceeds from subordinated loan                                          1,000                   -
   Proceeds from common stock issuances                                        86                 379
-------------------------------------------------------------- ------------------ -------------------
       Cash (used in) provided by financing activities                    (22,745)             15,103
-------------------------------------------------------------- ------------------ -------------------
Net Increase in Cash and Cash Equivalents                                   1,060               1,242
Cash and Cash Equivalents, Beginning of Period                              1,467                 915
-------------------------------------------------------------- ------------------ -------------------
Cash and Cash Equivalents, End of Period                        $           2,527    $          2,157
============================================================== ================== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                              $           3,281    $          3,113
    Cash paid for income taxes                                  $             110    $          2,901

      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                            R&B, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE TWENTY-SIX WEEKS ENDED JUNE 24, 2000 AND JUNE 26,1999 (UNAUDITED)

1.  Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (Consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 24, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 25, 1999.

2.   Restructuring Charges

        In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $11.4 million ($7.5 million after tax or $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a work force reduction of 158 people. A total of $9.8 million, representing inventory write downs, was charged to cost of sales and $1.6 million was charged to selling, general and administrative expenses. There were no significant changes to the plan in fiscal 2000. During the first six months of fiscal 2000, the company disposed of approximately $3.5 million in inventory related to the restructuring, completed the planned workforce reduction, and closed the Company's warehouse and production facility in Carrollton, Georgia.

The following summarizes the restructuring charge and activity through June 24, 2000:

                                                         Employee         Facility
                                        Inventory      Termination        Shutdown
                                        Disposals        Benefits           Costs
                                     ---------------- ---------------  --------------
           (in thousands)                                                                  Total
------------------------------------ ---------------- ---------------  -------------- ----------------
Initial Charge                                 $9,800        $    475          $1,125          $11,400
Costs Incurred - 1999                               -           (124)           (300)            (424)
------------------------------------ ---------------- ---------------  -------------- ----------------
Balance at December 25, 1999                    9,800             351             825           10,976
Costs Incurred - 2000                         (3,531)           (235)           (107)          (3,873)
------------------------------------ ---------------- ---------------  -------------- ----------------
Balance at June 24, 2000                       $6,269         $   116          $  718          $ 7,103
------------------------------------ ---------------- ---------------  -------------- ----------------

3.   Inventories

      Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:

                       June 24,     December 25,
(in thousands)           2000           1999
------------------- -------------- --------------
Bulk product               $16,129        $20,665
Finished product            38,014         45,136
Packaging materials          4,227          4,471
------------------- -------------- --------------
Total                      $58,370        $70,272
=================== ============== ==============

4.   Intangible Assets

Intangible assets consist primarily of goodwill which is amortized over periods of 10 to 40 years. Total accumulated amortization as of June 24, 2000 was $6.9 million. Amortization expense of these assets was $0.4 million in the second quarter of 2000 and 1999, and $0.8 million for the twenty-six week period ended June 24, 2000 and June 26, 1999.

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

                                                    Percentage of Net Sales
                           --------------------------------------------------------------------
                             For the Thirteen Weeks Ended     For the Twenty-six Weeks Ended
                            --------------------------------  ----------------------------------
                                June 24,        June 26,          June 24,         June 26,
                                 2000             1999              2000             1999
--------------------------- --------------- ----------------  ---------------- -----------------
 Net sales                      100.0%          100.0%             100.0%          100.0%
 Cost of goods sold              62.2%           62.8%              63.7%           62.1%
--------------------------- --------------- ----------------  ---------------- -----------------
 Gross profit                    37.8%           37.2%              36.3%           37.9%
   administrative expenses       30.1%           28.2%              29.0%           29.9%
--------------------------- --------------- ----------------  ---------------- -----------------
 Interest expense, net            2.9%            2.7%               3.3%            2.9%
--------------------------- --------------- ----------------  ---------------- -----------------
 Income before taxes              4.8%            6.3%               4.0%            5.1%
 Provision for taxes              1.7%            2.2%               1.4%            1.8%
--------------------------- --------------- ----------------  ---------------- -----------------
 Net income                       3.1%            4.1%               2.6%            3.3%
=========================== =============== ================  ================ =================


Thirteen Weeks Ended June 24, 2000 Compared to
Thirteen Weeks Ended June 26, 1999

Net sales decreased to $49.2 million for the thirteen weeks ended June 24, 2000 from $68.0 million for the same period in 1999, a decrease of 27.6%. The decline is attributable to lower sales levels in the company's core business of hard-to-find parts and fasteners as a result of the flat automotive aftermarket, the Company's efforts to eliminate unprofitable products in its core business and to launch fewer, but more profitable new sales initiatives. In addition, approximately one-fifth of the decline is attributable to the sale of the Company's lift support inventory in the first quarter of 2000.

Cost of goods sold for the thirteen weeks ended June 24, 2000 decreased to $30.6 million from $42.7 million for the same period in 1999, a decrease of 28.4%. The cost of goods sold decline is primarily attributable to the lower sales levels recorded in the second quarter of 2000. As a percent of net sales, gross profit for the thirteen weeks ended June 24, 2000 increased to 37.8% from 37.2% for the thirteen weeks ended June 26, 1999. The increase in gross profit percentage is primarily the result of the sale of the Company's lower-margin lift support inventory in the first quarter of 2000.

Selling, general and administrative expenses for the thirteen weeks ended June 24, 2000 decreased to $14.8 million from $19.2 million for the thirteen weeks ended June 26, 1999, a decrease of 22.8%. The decrease in selling, general and administrative costs in the second quarter of 2000 was primarily the result of lower sales levels and cost savings realized from a cost reduction and restructuring plan initiated by the Company at the end of fiscal 1999. The net savings were partially offset by approximately $0.3 million in start up costs in the three months ended June 24, 2000 associated with a program to provide hardware and general use fasteners to a major non-automotive retailer.

Interest expense, net, decreased to $1.4 million for the thirteen weeks ended June 24, 2000 from $1.8 million for the thirteen weeks ended June 26, 1999. This decrease resulted from lower borrowing levels under the Company's Revolving CreditFacility in the current year.

Provision for income taxes were $0.9 million for the thirteen weeks ended
June 24, 2000 and $1.5 million for the same period in 1999. The Company's effective tax rate increased to 35.7% in 2000 from 35.0% in 1999 due to higher state tax provisions in the current year.


Twenty-six Weeks Ended June 24, 2000 Compared to
Twenty-six Weeks Ended June 26, 1999

        Restructuring Charges - In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $11.4 million ($7.5 million after tax or $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a work force reduction of 158 people. A total of $9.8 million, representing inventory write downs, was charged to cost of sales and $1.6 million was charged to selling, general and administrative expenses. There were no significant changes to the plan in fiscal 2000. During the first six months of 2000, the Company disposed of approximately $3.5 million in inventory related to the restructuring, completed the planned workforce reduction and closed the Company's warehouse and production facility in Carrollton, Georgia.

        Sale of Lift Support Inventory - During the first quarter of fiscal 2000, the Company sold all of its inventory and certain other assets related to its lift support product line as a result of a strategic decision to eliminate this product line. Results for the twenty-six weeks ended July 24, 2000 include non-recurring revenues and gross profit of $5.5 million and $1.6 million, respectively attributable to the sale of the inventory and related assets. The first quarter 2000 gain on the sale was $1.6 million ($1.1 million after tax or $0.13 per share).

        Net sales decreased to $102.5 million for the twenty-six weeks ended June 24, 2000 from $124.0 million for the same period in 1999, a decrease of 17.3%. This decline is attributable to lower sales levels in the company's core business of hard-to-find parts and fasteners as a result of the flat automotive aftermarket, the Company's efforts to eliminate unprofitable products in its core business and to launch fewer, but more profitable new sales initiatives.

        Cost of goods sold for the twenty-six weeks ended June 24, 2000 decreased to $65.2 million from $77.0 million for the same period in 1999, a decrease of 15.3%. As a percent of net sales, gross profit for the twenty-six weeks ended June 24, 2000 decreased to 36.3% from 37.9% for the twenty-six weeks ended June 26, 1999. The reduction in gross profit percentage is the result of the non-recurring lift support line sale in the first quarter of fiscal 2000 and continued selling price pressures which negatively impacted gross profit in the Company's core business of hard-to-find parts and fasteners.

           Selling, general and administrative expenses for the twenty-six weeks ended June 24, 2000 decreased to $29.7 million from $37.1 million for the twenty-six weeks ended June 26, 1999, a decrease of 19.8%. As a percent of net sales, selling, general and administrative expenses decreased to 29.0% in 2000 from 29.9% in 1999. The percentage decrease is attributable to the revenues from the lift support line sale which had no selling, general and administrative expenses attributable to them. Selling, general and administrative expenses as a percentage of net sales before lift support sale revenue were 30.7% in the six months ended June 24, 2000. This increase from 1999's level of 29.9% is primarily attributable to the decline in sales, as the Company was not able to reduce fixed selling, general and administrative expenses adequately to offset the sales decline. In addition, the Company incurred approximately $0.4 million in start up costs sale in the six months ended June 24, 2000 associated with a program to provide hardware and general use fasteners to a major non-automotive retailer.

        Interest expense, net, decreased to $3.3 million for the twenty-six weeks ended June 24, 2000 from $3.5 million for the twenty-six weeks ended June 26, 1999. This decrease resulted from lower borrowing levels under the Company's Revolving Credit Facility in the current year.

  Provisions for income taxes were $1.5 million for the twenty-six weeks ended June 24, 2000 and $2.2 million for the same period in 1999. The Company's effective tax rate in both periods was 35.0% as higher state tax provisions in the current year offset a lower tax rate recorded on the gain on the lift support line sale in 2000.

Liquidity and Capital Resources

The Company has financed its growth through the combination of cash flow from its operations, issuance of senior notes, borrowings under its credit facilities and industrial revenue bonds. Working capital was $86.4 million as of June 24, 2000 and $95.6 million as of December 25, 1999. The Company believes that cash generated from operations and borrowings under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

Net cash provided by operating activities was $26.4 million for the twenty-six weeks ended June 24, 2000 compared to net cash used in operating activities of $9.3 million in the comparable period in 1999.
During 2000, net income, non-cash provisions for depreciation, amortization and deferred taxes as well as lower accounts receivable and inventory levels and increases in accounts payable and other liabilities provided $31.1 million in positive cash flow. These increases were partially offset by $4.7 million in cash used primarily to fund increases in other current assets. During 1999, net income, depreciation and amortization and an increase in accounts payable provided the majority of the $15.2 million in positive cash flow, however, these increases were more than offset by $24.5 million in cash used related primarily to fund increases in accounts receivable and inventories

Net cash used in investing activities amounted to $2.6 million for the twenty-six weeks ended June 24, 2000 and $4.5 million in the comparable period in 1999. In both periods, additions to property, plant and equipment were the primary uses of cash.

Net cash used in financing activities was $22.7 million for the twenty-six weeks ended June 24, 2000 compared to net cash provided by financing activities of $15.1 million in the comparable period in 1999. During 2000, cash generated from operating activities net of investing activities was used to reduce borrowing levels. During 1999, revolving credit facility borrowings provided $15.7 million in cash which was used to fund cash used in operating and investing activities.

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

        In May 2000, the Company amended the revolving credit facility. The terms of the amended agreement include revisions to certain debt coverage covenants, required the Company to obtain $1.0 million in new financing and provides for mandatory reductions in the facility to $20.0 million and $15.0 million by December 31, 2000 and June 30, 2001, respectively. In addition, the amendment provides for an increase in the facility's interest rate to a maximum of Libor plus 300 basis points. Upon an occurrence of an Event of Default, as defined in the loan agreement, the banks, at their option, may require a lien on substantially all of the Company's assets. The Company satisfied its requirement to obtain $1.0 million in new financing by securing a $1.0 million subordinated loan from Richard and Steven Berman, the President and Executive Vice President of the Company, respectively. The subordinated loan bears interest at prime plus 100 basis points with interest only payments during the term of the loan. The loan is due on April 30, 2002 unless repaid earlier in accordance with the terms of the amended revolving credit facility. Borrowings outstanding under the revolving credit facility amounted to $6.0 million at June 24, 2000. The Company believes that the amended facility together with cash generated from operations will provide sufficient funding to meet the Company's working capital needs for the foreseeable future.

        Industrial Revenue Bonds. Construction of the Company's Warsaw, Kentucky facility in 1990 was funded by the Bonds. The Bonds bear interest at an annual rate of 4% payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due in July, 2009. Bond borrowings amounted to $3.1 million at June 24, 2000.

        Capitalized Leases. The Company's leases for its Pennsylvania and Georgia facilities are recorded as capitalized leases in the Company's financial statements. In addition, in 1999 and 1998, the Company entered into three sale/leaseback transactions relating to computer hardware and software. The aggregate amount outstanding under all capital leases amounted to $3.3 million at June 24, 2000.

        Foreign Currency Fluctuations. Approximately 35% of the Company's products are purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuation in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, to the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase. The Company attempts to lessen the impact of these currency fluctuations by resourcing its purchases to other countries.

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

                                                          R & B, INC.



       Date August 3, 2000                          Richard N. Berman
                                                    -----------------
                                                    Richard N. Berman
                                                    President

       Date August 3, 2000                          Mathias J. Barton
                                                    -----------------
                                                    Mathias J. Barton
                                                    Chief Financial Officer and
                                                    Principal Accounting Officer