Form 10-Q
period 2000-09-23
R & B INC
filed 2000-11-03
CIK 868780

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

                       For the quarterly period ended September 23, 2000

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

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 1, 2000 the Registrant had 8,355,116 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                            R & B, INC.

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                        September 23, 2000


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Income:
                 Thirteen Weeks Ended September 23, 2000 and
                   September 25, 1999..............................       3
                 Thirty-nine  Weeks Ended  September  23, 2000 and
                   September 25, 1999..............................       4

               Balance Sheets.......................................      5

               Statements of Cash Flows.............................      6

               Notes to Financial Statements........................      7

        Item 2.Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations.............................      9

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................     13

        Item 6.Exhibits and Reports on Form 8-K.....................     13

        Signature     ..............................................     14

                                  PART I.  FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)



                                                              For the Thirteen Weeks Ended
                                                              -----------------------------
                                                              September 23,     September 25,
(in thousands, except per share data)                              2000             1999
-------------------------------------------------------------------------------------------
Net Sales                                                            $49,700        $59,495
Cost of goods sold                                                    31,351         38,620
-------------------------------------------------------------------------------------------
         Gross profit                                                 18,349         20,875
Selling, general and administrative expenses                          15,172         17,235
-------------------------------------------------------------------------------------------
         Income from operations                                        3,177          3,640
Interest expense, net                                                  1,322          1,717
-------------------------------------------------------------------------------------------
         Income before taxes                                           1,855          1,923
Provision for taxes                                                      644            663
-------------------------------------------------------------------------------------------
         Net Income                                                  $ 1,211        $ 1,260
-------------------------------------------------------------------------------------------
Earnings Per Share
         Basic                                                         $0.14          $0.15
         Diluted                                                        0.14           0.15
-------------------------------------------------------------------------------------------
Average Shares Outstanding
         Basic                                                         8,428          8,392
         Diluted                                                       8,510          8,462



      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)




                                                              For the Thirty-nine Weeks Ended
                                                              -----------------------------
                                                              September 23,     September 25,
(in thousands, except per share data)                               2000             1999
-------------------------------------------------------------------------------------------
Net Sales                                                           $152,185       $183,459
Cost of goods sold                                                    96,591        115,624
-------------------------------------------------------------------------------------------
         Gross profit                                                 55,594         67,835
Selling, general and administrative expenses                          44,915         54,329
-------------------------------------------------------------------------------------------
         Income from operations                                       10,679         13,506
Interest expense, net                                                  4,658          5,229
-------------------------------------------------------------------------------------------
         Income before taxes                                           6,021          8,277
Provision for taxes                                                    2,101          2,886
-------------------------------------------------------------------------------------------
         Net Income                                                  $ 3,920        $ 5,391
-------------------------------------------------------------------------------------------
Earnings Per Share
         Basic                                                         $0.47          $0.64
         Diluted                                                        0.46           0.64
-------------------------------------------------------------------------------------------
Average Shares Outstanding
        Basic                                                          8,420          8,369
        Diluted                                                        8,509          8,418
-------------------------------------------------------------------------------------------



      The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                      September 23,     December 25,
 (in thousands, except share data)                         2000              1999
--------------------------------------------------- ----------------- -----------------
                                                       (unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                 $  2,899          $  1,467
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $9,336 and $8,764        41,267            49,979
  Inventories                                                  55,185            70,272
  Deferred income taxes                                         3,162             4,574
  Prepaids and other current assets                             3,591             2,543
--------------------------------------------------- ----------------- -----------------
     Total current assets                                     106,104           128,835
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             24,836            22,919
Intangible Assets                                              31,671            33,212
Other Assets                                                    3,194             3,038
--------------------------------------------------- ----------------- -----------------
      Total                                                  $165,805          $188,004
--------------------------------------------------- ----------------- -----------------

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                         $   2,948          $ 11,910
  Accounts payable                                             12,803            12,867
  Accrued compensation                                          3,114             2,820
  Other accrued liabilities                                     4,563             4,626
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  23,428            32,223
Long-Term Debt                                                 68,428            85,283
Deferred Income Taxes                                           2,372             2,264
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,508,916 and 8,393,796               85                84
   Additional paid-in capital                                  33,811            33,517
   Cumulative translation adjustments                          (1,053)             (181)
   Retained earnings                                           38,734            34,814
   Total shareholders' equity                                  71,577            68,234
--------------------------------------------------- ----------------- -----------------
      Total                                                  $165,805          $188,004
--------------------------------------------------- ----------------- -----------------

     The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                    R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)


                                                                   For the Thirty-nine Weeks Ended
                                                                --------------------------------------
                                                                  September 23,       September 25,
(in thousands)                                                         2000                1999
--------------------------------------------------------------- ------------------ -------------------
Cash Flows from Operating Activities:
Net income                                                                $  3,920            $  5,391
Adjustments to reconcile net income to cash provided by (used in)
   operating activities:
   Depreciation and amortization                                             5,826               5,524
   Provision for doubtful accounts                                             451                 653
   Provision for deferred income taxes                                       1,548                 -
Changes in assets and liabilities:
    Accounts receivable                                                      7,955              (2,480)
    Inventories                                                             14,334            ( 16,557)
    Prepaids and other current assets                                       (1,099)               (868)
    Other assets                                                              (173)             (1,705)
    Accounts payable                                                           234               5,648
    Other accrued liabilities                                                  310                (114)
--------------------------------------------------------------- ------------------ -------------------
       Cash provided by (used in) operating activities                      33,306              (4,508)
--------------------------------------------------------------- ------------------ -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                  (6,500)             (5,919)
     Cash (used in) investing activities                                    (6,500)             (5,919)
--------------------------------------------------------------- ------------------ -------------------
Cash Flows from Financing Activities:
   Net (repayment) proceeds of revolving credit                            (26,852)             12,297
   Repayments of term loans and capital lease obligations                     (341)             (1,228)
   Proceeds from capital lease obligations                                   1,524                 -

   Proceeds from common stock issuances                                        295                 379
--------------------------------------------------------------- ------------------ -------------------
       Cash (used in) provided by financing activities                     (25,374)             11,448
--------------------------------------------------------------- ------------------ -------------------
Net Increase in Cash and Cash Equivalents                                    1,432               1,021
Cash and Cash Equivalents, Beginning of Period                               1,467                 915

--------------------------------------------------------------- ------------------ -------------------
Cash and Cash Equivalents, End of Period                                 $   2,899            $  1,936
--------------------------------------------------------------- ------------------ -------------------
Supplemental Cash Flow Information
    Cash paid for interest expense                                       $   4,572            $  4,931
    Cash paid for income taxes                                           $   1,135            $  3,027

     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                   R&B, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 23, 2000
                              AND SEPTEMBER 25, 1999 (UNAUDITED)

1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 23, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2000. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 25, 1999.

2.  Restructuring Charges

        In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $11.4 million ($7.5 million after tax or $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a work force reduction of 158 people. A total of $9.8 million, representing inventory write downs, was charged to cost of sales and $1.6 million was charged to selling, general and administrative expenses. There were no significant changes to the plan in fiscal 2000. During the first nine months of fiscal 2000, the Company disposed of approximately $4.4 million in inventory related to the restructuring, completed the planned workforce reduction, and closed the Company's warehouse and production facility in Carrollton, Georgia.

The following summarizes the restructuring charge and activity through September 23, 2000:


                                                    Employee          Facility
                                  Inventory        Termination        Shutdown
       (in thousands)             Disposals         Benefits            Costs          Total
                                  ---------        -----------        ---------       -------
Initial Charge                     $ 9,800           $ 475           $  1,125         $11,400
Costs Incurred - 1999                 -               (124)              (300)           (424)
Balance at December 25, 1999         9,800             351                825          10,976

Costs Incurred - 2000               (4,398)           (235)              (174)         (4,807)
Balance at September 23, 2000      $ 5,402           $ 116           $    651         $ 6,169


3.  Inventories

        Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                     September 23,   December 25,
(in thousands)           2000            1999
------------------- --------------- ---------------
Bulk product                $15,536         $20,665
Finished product             35,599          45,136
Packaging materials           4,050           4,471
------------------- --------------- ---------------
Total                       $55,185         $70,272
------------------- --------------- ---------------

4.  Intangible Assets

        Intangible assets consist primarily of goodwill which is amortized over periods of 10 to 40 years. Total accumulated amortization as of September 23, 2000 was $7.3 million. Amortization expense of these assets was $0.4 million in the third quarter of 2000 and 1999, and $1.2 million for the thirty-nine week periods ended September 23, 2000 and September 25, 1999.


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

                                   R&B, INC. AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS
General

    Over the periods presented, the Company has focused its efforts on providing an expanding array of new product offerings and strengthening its relationships with its customers. To that end, the Company has made significant investments to increase market penetration, primarily in the form of product development, customer service and customer credits and allowances.

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

                                               As a Percentage of Sales
                        ---------------------------------------------------------------------
                           For the Thirteen Weeks Ended     For the Thirty-nine Weeks Ended
                        --------------------------------- -----------------------------------
                         September 23,    September 25,    September 23,     September 25,
                             2000              1999             2000              1999
----------------------- ---------------  ---------------- ---------------- ------------------
Net sales                     100.0%          100.0%           100.0%             100.0%
Cost of goods sold             63.1            64.9             63.5               63.0
----------------------- ---------------  ---------------- ---------------- ------------------
Gross profit                   36.9            35.1             36.5               37.0
Selling, general and
 administrative expenses       30.5            29.0             29.5               29.6
----------------------- ---------------  ---------------- ---------------- ------------------
Income from operations          6.4             6.1              7.0                7.4
Interest expense, net           2.7             2.9              3.0                2.9
----------------------- ---------------  ---------------- ---------------- ------------------
Income before taxes             3.7             3.2              4.0                4.5
Provision for taxes             1.3             1.1              1.4                1.6
----------------------- ---------------  ---------------- ---------------- ------------------
Net income                      2.4%            2.1%             2.6%               2.9%
----------------------- ---------------  ---------------- ---------------- ------------------

Thirteen Weeks Ended September 23, 2000 Compared to Thirteen Weeks Ended September 25, 1999

        Net sales decreased to $ 49.7 million for the thirteen weeks ended September 23, 2000 from $59.5 million for the same period in 1999, a decrease of 16.5%. The decline in sales is the result of continued consolidation in the automotive aftermarket, inventory adjustments by our customers and the Company's strategic decision to eliminate unprofitable products. A portion of the sales decline was also attributable to the lift support business that was sold in the first quarter of 2000. Net sales in fiscal 1999 from this program were approximately $13 million. During the third quarter of 2000 the Company began shipping its "Pik-a-Nut" brand of hardware and general fasteners to Wal-Mart. Third quarter 2000 revenues from this initiative offset the sales decline from the sale of the lift support business.


        Cost of goods sold for the thirteen weeks ended September 23, 2000 decreased to $31.4 million from $38.6 million for the same period in 1999, a decrease of 18.7%. The cost of goods sold decline is primarily attributable to the lower sales levels recorded in the third quarter of 2000. As a percentage of net sales, gross profit for the thirteen weeks ended September 23, 2000 increased to 36.9% from 35.1% for the thirteen weeks ended September 25, 1999. The increase in gross profit percentage is the result of the sale of the Company's lower-margin lift support inventory in the first quarter of 2000 and savings achieved as a result of the restructuring plan announced at the end of fiscal 1999.
        Selling, general and administrative expenses for the thirteen weeks ended September 23, 2000 decreased to $15.2 million from $17.2 million for the thirteen weeks ended September 25, 1999, a decrease of 11.6%. The decrease in selling, general and administrative costs in the third quarter of 2000 was primarily the result of lower sales levels and cost savings realized from a cost reduction and restructuring plan initiated by the Company at the end of fiscal 1999. The net cost savings in the three months ended September 23, 2000 were partially offset by start up costs associated with a program to provide hardware and general use fasteners to a Wal-Mart.

        Interest expense, net, decreased to $1.3 million for the thirteen weeks ended September 23, 2000 from $1.7 million for the thirteen weeks ended September 25, 1999. This decrease resulted from lower borrowing levels in the current year.

        Provisions for income taxes were $0.6 million for the thirteen weeks ended September 23, 2000 and $0.7 million for the same period in 1999. The Company's effective tax rate increased to 34.7% in 2000 from 34.5% in 1999 due to slightly higher state tax provisions in the current year.

Thirty-nine Weeks Ended September 23, 2000 Compared to Thirty-nine Weeks Ended September 25, 1999

        Restructuring Charges - In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $11.4 million ($7.5 million after tax of $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a work force reduction of 158 people. A total of $9.8 million, representing inventory write downs, was charged to cost of sales and $1.6 million was charged to selling, general and administrative expenses. There were no significant changes to the plan in fiscal 2000. During the first nine months of 2000, the Company disposed of approximately $4.4 million in inventory related to the restructuring, completed the planned workforce reduction and closed the Company's warehouse and production facility in Carrollton, Georgia.

        Sale of Lift Support Inventory - During the first quarter of fiscal 2000, the Company sold all of its inventory and certain other assets related to its lift support product line as a result of a strategic decision to eliminate this product line. Results for the thirty-nine weeks ended September 23, 2000 include non-recurring revenues and gross profit of $5.5 million and $1.6 million, respectively attributable to the sale of the inventory and related assets. The first quarter 2000 gain on the sale was $1.6 million ($1.1 million after tax or $0.13 per share).

        Net sales decreased to $152.2 million for the thirty-nine weeks ended September 23, 2000 from $183.5 million for the same period in 1999, a decrease of 17.1%. The decline in sales is the result of continued consolidation in the automotive aftermarket, inventory adjustments by our customers and the Company's strategic decision to eliminate unprofitable products. The Company estimates that sales in the nine months ended September 23, 3000 were reduced by approximately $18.0 million as a result of it launching fewer but more profitable new initiatives and its 1999 decision to eliminate unprofitable products in its core business. A portion of the sales decline was also attributable to the lift support business that was sold in the first quarter of 2000. Net sales in fiscal 1999 from this program were approximately $13 million. During the third quarter of 2000 the Company began shipping its "Pik-a-Nut" brand of hardware and general use fasteners to Wal-Mart. Third quarter 2000 revenues from this initiative offset the sales decline from the sale of the lift support business.

        Cost of goods sold for the thirty-nine weeks ended September 23, 2000 decreased to $96.6 million from $115.6 million for the same period in 1999, a decrease of 16.4%. As a percent of net sales, gross profit for the thirty- nine weeks ended September 23, 2000 decreased to 36.5% from 37.0 % for the thirty-nine weeks ended September 25, 1999. The reduction in gross profit percentage is primarily the result of a lower gross profit on the non-recurring lift support line sale in the first quarter of fiscal 2000.

        Selling, general and administrative expenses for the thirty-nine weeks ended September 23, 2000 decreased to $44.9 million from $54.3 million for the thirty-nine weeks ended September 25, 1999, a decrease of 17.3%. As a percent of net sales, selling, general and administrative expenses decreased slightly to 29.5% in 2000 from 29.6% in 1999. However, actual selling, general and administrative expenses as a percentage of net sales before lift support sale revenue (which had no such costs attributable to it) were 30.6% in the nine months ended September 23, 2000. This increase from 1999's level of 29.6% is primarily attributable to the decline in sales, as the Company was not able to reduce fixed selling, general and administrative expenses adequately to offset the sales decline. In addition, the Company incurred start up costs in the nine months ended September 23, 2000 associated with a program to provide hardware and general use fasteners to Wal-Mart.

        Interest expense, net, decreased to $4.7 million for the thirty-nine weeks ended September 23, 2000 from $5.2 million for the thirty-nine weeks ended September 25, 1999. This decrease resulted from lower borrowing levels in the current year.

        Provisions for income taxes of $2.1 million for the thirty-nine weeks ended September 23, 2000 and $2.9 million for the same period in 1999. The Company's effective tax rate in both periods was 34.9%.

Liquidity and Capital Resources

        The Company has financed its growth through the combination of cash flow from its operations, issuance of senior notes and borrowings under its credit facilities and industrial revenue bonds. Working capital was $82.7 million as of September 23, 2000 and $96.6 million as of December 25, 1999. The Company believes that the cash generated from operations and borrowings under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

        Net cash provided by operating activities of $33.3 million for the thirty-nine weeks ended September 23, 2000 compared to net cash used in operating activities of $4.5 million in the comparable period in 1999. During 2000, net income, non-cash provisions for depreciation, amortization, doubtful accounts and deferred taxes as well as lower accounts receivable and inventory levels and increases in accounts payable and other liabilities provided $34.9 million in positive cash flow. These increases were partially offset by $1.6 million in cash used to increase prepaid expenses and other assets. During 1999, net income, increases in accounts payable and non-cash provisions for depreciation, amortization and doubtful accounts provided $17.2 million in positive cash flow, however these increases were more than offset by $21.7 million in cash used primarily to fund increases in accounts receivable and inventory.

        Net cash used in investing activities amounted to $6.5 million for the thirty-nine weeks ended September 23, 2000 and $5.9 in 1999. In both periods, additions to property, plant and equipment were the primary uses of cash.

        Net cash used in financing activities was $25.4 million for the thirty-nine weeks ended September 23, 2000 compared to net cash provided by financing activities of $11.4 million in the comparable period in 1999. During 2000, cash generated from operating activities net of investing activities was used to reduce borrowing levels. In addition, the Company received proceeds from a capital lease obligation of $1.5 million. During 1999, revolving credit facility borrowings provided $12.3 million in cash which was used to fund cash used in operating and investing activities.

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

        In May 2000, the Company amended the revolving credit facility. The terms of the amended agreement include revisions to certain debt coverage covenants, required the Company to obtain $1.0 million in new financing and provides for mandatory reductions in the facility to $20.0 million and $15.0 million by December 31, 2000 and June 30, 2001, respectively. In addition, the amendment provides for an increase in the facility's interest rate to a maximum of Libor plus 300 basis points. Upon an occurrence of an Event of Default, as defined in the loan agreement, the banks, at their option, may require a lien on substantially all of the Company's assets. The Company satisfied its requirement to obtain $1.0 million in new financing by securing a $1.0 million subordinated loan from Richard and Steven Berman, the President and Executive Vice President of the Company, respectively. The subordinated loan bears interest at prime plus 100 basis points with interest only payments during the term of the loan. The loan is due on April 30, 2002 unless repaid earlier in accordance with the terms of the amended revolving credit facility. Borrowings outstanding under the revolving credit facility amounted to $1.5 million at September 23, 2000. The Company believes that the amended facility together with cash generated from operations will provide sufficient funding to meet the Company's working capital needs for the foreseeable future.

        Industrial Revenue Bonds. Construction of the Company's Warsaw, Kentucky facility in 1990 was funded by the Bonds. The Bonds bear interest at an annual rate of 4% payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due July, 2009. Bond borrowings amounted to $3.0 million at September 23, 2000.

             Capitalized Leases. The Company's leases for its Pennsylvania and Georgia facilities are recorded as capitalized leases in the Company's financial statements. In addition, the Company has entered into three sale/leaseback transactions relating to computer hardware and software. The aggregate amount outstanding under all capital leases amounted to $5.1 million at September 23, 2000.

        Foreign Currency Fluctuations. Approximately 35% of the Company's products are purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuation in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, to the extent that the dollar decreased in value in relation to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase. The Company attempts to lessen the impact of these currency fluctuations by resourcing its purchases to other countries.

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

Quantitative and Qualitative Disclosure about Material Risk

        The Company's market risk is the potential loss arising from adverse changes in interest rates. With the exception of the Company's revolving credit facility, long-term debt obligations are at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Under the terms of the Company's revolving credit facility, a change in either the lender's base rate of LIBOR would affect the rate at which the Company could borrow funds thereafter. The Company believes that the effect of any such change would be minimal.

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


                                                       R & B, INC.



Date       November 3, 2000                            Richard Berman
     ---------------------------                       -----------------
                                                       Richard Berman
                                                       President




Date       November 3, 2000                            Mathias J. Barton
     ---------------------------                       ------------------
                                                       Mathias J. Barton
                                                       Chief Financial Officer
                                                       and Principal Accounting
                                                       Officer