Form 10-K
period 2000-12-30
R & B INC
filed 2001-03-28
CIK 868780

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

                          For the fiscal year ended December 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 19, 2001 the Registrant had 8,356,517common  shares, $.01 par value,
outstanding,   and  the   aggregate   market  value  of  voting  stock  held  by
non-affiliates of the Registrant was $4,182,326.

                               DOCUMENTS INCORPORATED BY REFERENCE

PART III - Certain information from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 21, 2001.


--------------------------------------------------------------------------------

                                            R & B, INC.

                                INDEX TO ANNUAL REPORT ON FORM 10-K
                                         DECEMBER 30, 2000

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

                                              Part II

Item 5.  Market for Registrant's Common Equity and
         Related Shareholder Matters. . . . . . . . . . . . . . . . . . . . 13
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . 13
Item 7.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition. . . . . . . . . . . . . . . . . . . . . . 14
Item 8.  Consolidated Financial Statements and Supplementary Data. . . . . .19
Item 9.  Changes in and Disagreements with Accountants on Accounting
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

                                              Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 36
               Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .39
               Report of Independent Public Accountants on
                 Financial Statement Schedule. . . . . . . . . . . . . . .  40
               Financial Statement Schedule. . . . . . . . . . . . . . . .  41

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

The Automotive Aftermarket

        The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for sales of approximately $162 billion in 2000, and parts for heavy duty trucks, which accounted for sales of approximately $62 billion in 2000. The Company currently markets products primarily for passenger cars and light trucks.

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

Products

        The Company sells over 60,000 different automotive replacement parts, fasteners and service line products to meet a variety of needs, including "hard-to-find" parts sold under one of the Motormite(R) family of brands such as the HELP!(R) brand name, a comprehensive array of automotive and hardware fasteners sold under the Dorman(R) and Pik-A-Nut(R) family of brand names, service line products sold under the Champ(R) family of brand names and traditional automotive replacement parts sold under the Company's other brand names as well as under customers' private label brands. Approximately 85% of the Company's revenues are derived from products sold under its more than sixty brand names.

Motormite(R) - brand names within the Motormite(R) master brand represent the Company's "hard-to-find" parts, including, among others, the following:

* HELP!(R)                   - An extensive array of replacement parts,including
                             window handles, knobs and switches, door handles, control knobs, cigarette lighters, interior trim parts, pedal pads, wheel center caps, headlamp aiming screws and retainer rings, license plate frames and parts, windshield washer parts, hood latch release cables, radiator parts, battery hold-down bolts, valve train parts, spring U-bolts, tailgate cables, and power steering filler caps

* Conduct-Tite!(R)           - Electrical connectors

* Mighty Flow!(R)            - Air intake, carburetor preheater and defroster
                               duct hoses

* Look!(R)                   - Sideview mirror glass

* Cool-Aid!(R)               - Air conditioning O-rings, gaskets, valves, tubes
                               and switches

* Speedi-Boot!TM             - Constant velocity joint boots and clamps


Dorman(R) - brand names within the Dorman(R) master brand represent the Company's automotive fasteners and traditional replacement parts, including, among others, the following:

* Manifold Plus TM           - exhaust manifolds and related components

* Oil-Tite!(R)               - Oil drain plugs and gaskets

* Cable-All!TM               - Accelerator, detent and transhift cables

* Gear-Up!(R)                - Flywheels, ring gears and flex plates

* Quick-Boot(R)              - Constant velocity joint boots and clamps

* Uni-Fit TM                 - Constant velocity joint boots and clamps

* Start!TM                   - Alternator and starter repair components

Champ(R) - brand names within the Champ(R)  master brand represent the Company's
automotive  shop  supplies  and  accessories,   including,   among  others,  the
following:

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

* SafetyXCounts!TM           - Safety products relating to compliance items,
                             gear for personal protection and first aid


Pik-A-Nut(R)- the Pik-A-Nut(R) brand represents the Company's automotive and hardware fasteners

Platinum Parts TM - the Platinum Parts TM brand represents the Company's automotive replacement parts and supplies for automotive dealers and salvage yards

Brakeware(R) - the Brakeware(R) brand represents the Company's hydraulic brake parts, including wheel cylinders and related hardware

        The remainder of the Company's revenues are generated by the sale of parts packaged by the Company, or others, for sale in bulk or under the private labels of parts manufacturers (such as Federal Mogul and Dana), na tional warehouse distributors (such as NAPA) and automobile manufacturers or their dealers (such as General Motors' "AC/Delco" brand). During the years ended December 2000, 1999 and 1998, no single product or related group of products accounted for more than 10% of gross sales.


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

               (ii) Approximately 30% of the Company's revenues are generated from sales to warehouse distributors (such as Auto Value, Carquest and NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

               (iii) The balance of the Company's revenues are generated from international sales and sales to special markets, which include, among others, home center and hardware (such as Wal- Mart and Lowe's) salvage yards, automobile dealers and the parts distribution systems of parts manufacturers (such as Federal Mogul and Dana).

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

        The Company currently services more than 12,000 active accounts. During 2000, 1999 and 1998, one customer (AutoZone), accounted for approximately 20%, 21% and 15% of sales, respectively.

Manufacturing

        Substantially all of the products sold by the Company are manufactured to its specifications by third parties, although replacement sideview mirror glass (sold under its Look! trademark), is manufactured by the Company. Because numerous contract manufacturers are available to manufacture its products, the Company is not dependent upon the services of any one contract manufacturer or any small group of them, so no one vendor supplies 10% or more of the Company's products. In 2000, as a percentage of the total dollar volume of purchases made by the Company, approximately 63% of the Company's products were purchased from various suppliers throughout the United States and approximately 37% of the Company's products were purchased directly from a variety of foreign countries.

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

        Completed inventory is stocked in the warehouse portions of the Company's facilities and is organized ac cording to historical popularity in order to aid in retrieval for shipping. The Company strives to maintain a level of inventory to adequately meet current customer order demand with additional inventory to satisfy new customer orders and special programs. In the aggregate, this has resulted in approximately a three month supply of its products, packaged and readily available for shipment, and a two to six month supply of product in finished bulk form ready for packaging.

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


Employees

        At December 30, 2000, the Company had 985 employees, of whom 926 were employed full-time and 59 were employed part-time. Of these employees, 699 were engaged in production, inventory, or quality control, 50 were involved in engineering and product development, 85 were employed in sales and order entry, and the remaining 151, including the Company's 7 executive officers, were devoted to administration, finance and strategic planning.

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

        Concentration of Sales to Certain Customers. A significant percentage of the Company's sales have been, and will continue to be, concentrated among a relatively small number of customers. In 2000, 1999 and 1998 one customer (AutoZone) accounted for approximately 20%, 21% and 15% of sales, respectively. The Company anticipates that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on the Company's sales and operating results. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business-Sales and Marketing."

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

        Possible Environmental Liability.  See "Legal Proceedings."

Item 2.  Properties.

Facilities

The Company currently has 12 warehouse and office facilities located throughout the United States and Sweden. Three of these facilities are owned and the remainder are leased. The Company's headquarters and principal warehouse facilities, are as follows:

        Location             Description
        -------------------  ---------------------------------------------------
        Colmar, PA           Warehouse and office - 334,000 sq. ft. (leased) (1)
        Warsaw, KY           Warehouse and office - 326,000 sq. ft. (owned) (2)
        Carrollton, GA       Warehouse and office - 100,000 sq. ft. (leased) (3)
        Baltimore, MD        Warehouse and office - 83,000 sq. ft.(leased)
        Allentown, PA        Warehouse and office - 65,000 sq. ft. (leased)
        Louisiana, MO        Warehouse and office - 62,000 sq. ft. (owned)

In the opinion of management, the Company's existing facilities are in good condition.
-----------------

(1) Leased by the Company from a partnership (the "partnership") of which Richard N. Berman, President and Chief Executive Officer of the Company, and Steven L. Berman, Executive Vice President of the Company, their father, Jordan
S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners. Under the lease the Company paid rent of $3.33 per square foot ($1.1 million per year) in 2000. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. The lease also provides that, as between the Company and the related partnership lessor, the lessor and its partners will bear any environmental liability and all related expenses, including legal expenses, incurred by the Company or the lessor as a result of matters which arose other than from activities of the Company (although for any environmental liability arising from the Company's activities, the Company will bear all such liability and any related expenses, including legal expenses, incurred by the Company or the lessor). The lease will expire on December 28, 2002. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

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

(2) The Kentucky facility is being purchased, pursuant to a lease purchase agreement, from the City of Warsaw, Kentucky (the "City"). The City's acquisition of the fee interest and building construction was financed with $6,500,000 Floating/Fixed Rate Industrial Building Revenue Bonds, Series 1988 (SDI Operating Partners L.P. Project) (the "Bonds"). Under the lease agreement for the Kentucky property, the Company pays interest monthly on the Bonds at a floating rate, and makes a monthly "sinking fund" payment to cover the annual principal payment of $300,000 or $350,000 in alternating years, with the final payment due in July, 2009. In 2000 the Company paid $300,000 in principal and $135,000 in interest under the Bonds.

(3) Leased by the Company from a partnership (the "partnership") of which Richard N. Berman, President and Chief Executive Officer of the Company, and Steven L. Berman, Executive Vice President of the Company, their father, Jordan
S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners. Under the lease, the Company paid rent of $2.58 per square foot ($0.26 million per year) in 2000. The lease will expire on January 2, 2005. The Company is currently not using this facility and is attempting to sub-lease the property and as an alternative, is assisting the partnership in attempting to sell the property. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

Item 3.  Legal Proceedings.

        In addition to commitments and obligations which arise in the ordinary course of business, the Company is subject to various claims and legal actions from time to time involving contracts, competitive practices, trademark rights, product liability claims and other matters arising out of the conduct of the Company's business.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 2000.

Item 4.1  Certain Executive Officers of the Registrant.

        The following table sets forth certain information with respect to the executive officers of the Company:

Name                   Age      Position with the Company
-----------------      ---      ----------------------------------------------
Mathias J. Barton       41      Senior Vice President, Chief Financial Officer

Richard N. Berman       44      President, Chief Executive Officer, Chairman
                                of the Board of Directors, and Director

Steven L. Berman        41       Executive Vice President, Secretary-Treasurer,
                                 and Director

Edward L. Dean          44       Senior Vice President, Marketing

David A. Eustice        40       Senior Vice President, Chief Operating Officer

Ronald R. Montgomery    59       Senior Vice President, Sales

Barry D. Myers          41       Senior Vice President, General Counsel and
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

                                              PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

        The Company's shares of common stock are traded publicly in the over-the-counter market under the NASDAQ system. At March 19, 2001, there were 158 holders of record of common stock, representing more than 1,500 beneficial owners. The last price for the Company's common stock on March 19, 2001, as reported by NASDAQ, was $2.06 per share. Since the Company's initial public offering, it has paid no cash dividends. The Company does not presently contemplate paying any such dividends in the foreseeable future. The range of high and low sales prices for the Company's common stock for each quarterly period of 2000 and 1999 are as follows:


                            2000                     1999
                   -----------------------  -----------------------
                      High        Low          High        Low
------------------ ---------- ------------  ---------- ------------
First Quarter       $6.00       $2.38          $9.00        $7.13
Second Quarter       3.50        2.25           8.75         6.50
Third Quarter        3.13        2.50          10.75         5.50
Fourth Quarter       2.75        1.19           6.50         4.41




Item 6.  Selected Financial Data.



                               Selected Consolidated Financial Data

                                                          Year Ended December
                               -------------------------------------------------------------------------
(in thousands, except per
 share data                        2000 (a)       1999 (b)        1998           1997           1996
-----------------------------  --------------  ------------ -------------- --------------- -------------
Statement of Operations Data:
   Net sales                         $201,390      $236,689       $178,301        $153,046      $146,952
   Income from operations              12,308         1,633         16,419          14,784        13,244
   Net income (loss)                    4,095        (3,602)         7,556           6,714         5,662
   Earnings (loss) per share:
      Basic                              0.49         (0.43)          0.91            0.83          0.71
      Diluted                            0.48         (0.43)          0.90            0.83          0.71
Balance Sheet Data:
   Total assets                       159,879       188,004        183,948         128,707       128,970
   Working capital                     83,262        96,612         97,620          58,609        63,368
   Long-term debt                      65,066        85,283         80,004          44,336        56,248
   Shareholders' equity                72,384        68,234         71,614          61,162        54,169


(a) Results for 2000 include non-recurring revenues and gain on sale of product line of $5,500 and $1,600 ($1,100 after tax or $0.13 per share), respectively.

(b) Results for 1999 include a restructuring charge of $11,400 ($7,500 after tax or $0.90 per share).

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

General

       Over the periods presented, the Company has focused its efforts on providing an expanding array of new product offerings and strengthening its relationships with its customers. To that end, the Company has made significant investments to increase market penetration, primarily in the form of product development, customer service, customer credits and allowances.

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

       The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. Results for the fiscal year ended December 30, 2000 include fifty-three weeks, while the results for the fiscal years ended December 25, 1999 and December 26, 1998 include fifty-two weeks.

       In the fourth quarter of fiscal 2000, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", by reclassifying freight expense from selling, general and administrative expense to cost of sales in all periods presented. The adoption of EITF 00-10 increased cost of sales and reduced selling, general and administrative expenses in 1999 and 1998 by $7.1 million and $4.7 million, respectively.

Acquisitions

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

Restructuring Charges

        In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $11.4 million ($7.5 million after tax or $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a work force reduction of 158 people. A total of $9.8 million, representing inventory write downs, was charged to cost of sales and $1.6 million was charged to selling, general and administrative expenses. A total of $7.6 million in costs were incurred and charged against restructuring reserves during fiscal 2000. The Company believes that restructuring reserves as of December 30, 2000 are adequate to cover remaining costs to be incurred.


Results of Operations

        The  following  table  sets  forth,  for  the  periods  indicated,   the
percentage of net sales represented by cer tain items in the Company's Consolidated Statements of Operations.


                                             Percentage of Net Sales
                             -------------------------------------------------------
                                                   Year Ended
                             -------------------------------------------------------
                                December 30,      December 25,      December 26,
                                    2000              1999              1998
---------------------------  ------------------ ---------------- -------------------
Net sales                          100.0%           100.0%              100.0%
Cost of goods sold                  65.9             71.3                63.1
---------------------------  ------------------ ---------------- -------------------
Gross profit                        34.1             28.7                36.9
Selling, general and
  administrative expenses           28.0             28.0                27.7
---------------------------  ------------------ ---------------- -------------------
Income from operations               6.1              0.7                 9.2
Interest expense, net                3.0              3.0                 2.6
---------------------------  ------------------ ---------------- -------------------
Income (loss) before taxes           3.1             (2.3)                6.6
Provision (benefit) for taxes        1.1             (0.8)                2.4
---------------------------  ------------------ ---------------- -------------------
Net income (loss)                    2.0%            (1.5)%               4.2%
===========================  ================== ================ ===================


2000 Compared to 1999

        During the first quarter of fiscal 2000, the Company sold all of its inventory and certain other assets related to its lift support product line as a result of a strategic decision to eliminate this product line. Fiscal 2000 revenues include non-recurring net sales of $5.5 million and gross profit of $1.6 million attributable to the sale of the inventory and related assets. The gain on the sale was $1.6 million ($1.1 million after tax or $0.13 per share).

        Net sales decreased to $201.4 million in 2000 from $236.7 million in 1999, a decrease of $35.3 million or 14.9%. The sales decline is the result of lower sales in substantially all of the Company's product lines due to weak automotive aftermarket conditions and the Company's strategic decision to eliminate unprofitable products in connection with the restructuring of its business in the fourth quarter of 1999. In addition, the sale of the lift support inventory mentioned above accounted for approximately $6.0 million of the net sales reduction in 2000. This sales reduction was substantially offset by revenues from a new fiscal 2000 initiative to sell the Company's "Pik-a-Nut" brand of hardware and general use fasteners to Wal-Mart. Net income in 2000 was negatively impacted by start up losses from this and other new initiatives.

        Cost of goods sold decreased to $132.6 million from $168.7 million in 1999, a decrease of $36.1 million. Restructuring charges recorded in 1999 accounted for $9.8 million of this decrease. In addition, cost of goods sold in 2000 includes $3.8 million attributable to the sale of the lift support inventory mentioned above. Cost of goods sold as a percentage of sales before 1999 restructuring charges and without the impact of the lift support sale in 2000 decreased to 65.7% from 67.1% in 1999. This decline is attributable to lower operating costs as a result of savings achieved from the restructuring initiatives implemented early in 2000.

        Selling, general and administrative expenses in 2000 decreased to $56.5 million from $66.3 million in 1999, a decrease of $9.8 million, or 14.8%. Restructuring charges recorded in 1999 accounted for $1.6 million of this decrease. As a percentage of sales, selling, general and administrative expenses before restructuring charges and the lift support inventory sale were 28.9% in 2000 compared to 27.4% in 1999. This increase as a percentage of sales is primarily attributable to start up costs associated with new initiatives and the decline in sales in 2000, as the Company was not able to reduce fixed costs adequately to offset the lower sales levels experienced in 2000.

        Interest expense, net decreased to $6.0 million in 2000 from $7.0 million in 1999. The decline in interest costs is the result of lower borrowing levels in 2000 due to reduced working capital requirements. Working capital levels declined in 2000 primarily as a result of lower accounts receivable and inventory levels.

        The Company recorded an income tax provision at the rate of 34.8% in 2000 compared to an income tax benefit at an effective rate of 32.4% in 1999. The higher effective income tax rate in 2000 is primarily due to the lack of a state income tax benefit on the $11.4 million restructuring charge recorded in 1999.

1999 Compared to 1998

        Net sales increased to $236.7 million in 1999 from $178.3 million in 1998, an increase of $58.4 million, or 32.7 %. Approximately $29 million of this increase is the result of a full year of sales in 1999 from two acquisitions that were completed in 1998 - Allparts and Champ. The remaining increase is primarily the result of sales volume increases in the Company's core product lines.

        Cost of goods sold increased to $168.7 million in 1999 from $112.6 million in 1998, an increase of $56.1 million. Restructuring charges accounted for $9.8 million of this increase. Cost of goods sold as a percentage of sales before the restructuring charges were 67.1% compared to 63.1% in 1998. This increase is primarily attributable to lower profitability in the Company's core business and a change in mix as the businesses acquired in 1998 have higher cost of goods sold as a percentage of sales than the Company's core business. The lower profitability in the core business is the result of lower selling prices to a number of customers in 1999 as a result of consolidation in the automotive aftermarket.

        Selling, general and administrative expenses in 1999 increased to $66.3 million from $49.3 million in 1998, an increase of $17.0 million, or 34.5%. Restructuring charges accounted for $1.6 million of this increase, and approximately $5 million of the increase is the result of a full year of costs in 1999 of acquisitions made in 1998. Selling, general and administrative expenses as a percentage of sales before restructuring charges were 27.4% in 1999 and 27.7% in 1998.

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

Liquidity and Capital Resources

        The Company has financed its growth through the combination of cash flow from its operations, issuance of senior notes, borrowings under its credit facilities and industrial revenue bonds. Working capital was $83.3 million as of December 30, 2000 and $96.6 million as of December 25, 1999. The Company believes that cash generated from operations and borrowings under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

        Net cash provided by operating activities was $41.9 million in 2000, compared to net cash used in operating activities of $ 6.0 million in 1999 and $11.1 million in 1998. During 2000, net income, depreciation and amortization, non-cash provisions for doubtful accounts, deferred income taxes and stock compensation, accounts receivable and inventory provided were the primary sources of $46.6 million in positive cash flow, which was partially offset by $4.7 million in cash used to fund decreases in accounts payable and increases in prepaid expenses and other assets. During 1999, the net loss, offset by non-cash provisions for depreciation, amortization and restructuring charges, and lower accounts receivable levels provided $21.0 million in positive cash flow, however, these increases were offset by $27.0 million in cash used as a result of increases in inventory, other assets and reductions in accounts payable. During 1998, net income, depreciation and amortization and an increase in accounts payable provided the majority of the $24.0 million in positive cash flow, however, these increases were more than offset by $35.1 million in cash used related primarily to increases in accounts receivable and inventories.

        Net cash used in investing activities amounted to $6.8 million in 2000, $7.9 million in 1999, and $16.8 million in 1998. In 1998, the acquisitions of Scan-Tech, Champ and Allparts accounted for $13.4 million in cash used while additions to property, plant and equipment required an additional $7.7 million in cash. This was partially offset by $4.3 million in proceeds from a sale/leaseback transaction. Additions to property, plant and equipment accounted for all cash used in 1999 and 2000.

        Net cash provided by financing activities amounted to $14.5 million in 1999 and $27.2 million in 1998, compared to cash used in financing activities of $29.1 million in 2000. During 2000 cash was used to reduce the amounts outstanding under the Company's revolving credit facility and for repayments of term debt and capitalized lease obligations. During 1999, revolving credit facility borrowings provided $15.0 million in cash which was used to fund cash used in operating and investing activities. During 1998, proceeds from the issuance of the senior notes provided $60.0 million in cash which was used to partially paydown other debt and fund acquisitions and working capital increases.

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

        Senior Notes. In August 1998, the Company completed a private placement of $60 million in 6.81% Senior Notes ("Notes") due August 21, 2008 on an unsecured basis. The ten-year Notes bear a 6.81 percent fixed interest rate, payable quarterly, with an initial four-year interest only period. Annual repayments at the rate of $8.6 million are due beginning in August 2002.

        Bank Credit Facility. In March 2001, the Company amended its Revolving Credit Facility. The amended agreement provides for a $10 million facility for an additional three-year term that expires in March 2004. Borrowings under the amended facility are on an unsecured basis with interest at rates ranging from Libor plus 150 to Libor plus 275 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. The Company believes that the amended facility together with cash generated from operations will provide sufficient funding to meet the Company's working capital needs for the foreseeable future.

        Prior to the March 2001 amendment, the Company had a revolving credit facility that provided for borrowings of up to $35 million in 1999 with mandatory reductions throughout 2000 to $10 million at December 30, 2000. Borrowings under the facility were on an unsecured basis with interest at rates ranging from Libor plus 150 to 300 basis points. The loan agreement also contained covenants, the most restrictive of which pertained to net worth and the ratio of debt to EBITDA. There were no borrowings under the revolving credit facility at December 30, 2000. Borrowings under the revolving credit facility amounted to $28.5 million at December 25, 1999.

        Industrial Revenue Bonds. Construction of the Company's Warsaw, Kentucky facility in 1990 was funded by the Bonds. The Bonds bear interest at a variable rate (5.15% at December 30, 2000) payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due in July, 2009.

        Capitalized Leases. The Company's lease for its Pennsylvania facility is recorded as a capitalized lease in the Company's financial statements. In addition, the Company has entered into three sale/leaseback transactions relating to computer hardware and software. The aggregate amount outstanding under all capital leases amounted to $4.3 million at December 30, 2000.

        Foreign Currency Fluctuations. In 2000, approximately 37% of the Company's products were pur chased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuation in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, to the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase. The Company attempts to lessen the impact of these currency fluctuations by resourcing its purchases to other countries.

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

                             Report of Independent Public Accountants

To R&B, Inc.:

We have audited the accompanying consolidated balance sheets of R&B, Inc. (a Pennsylvania corporation) and subsidiaries as of December 30, 2000 and December 25, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of R&B, Inc. and subsidiaries as of December 30, 2000 and December 25, 1999 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States.


                                           Arthur Andersen LLP


Philadelphia, PA
March 26, 2001


                                   R&B, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS



                                             53 Weeks Ended          52 Weeks Ended
                                             --------------    ---------------------------
                                               December 30,    December 25,  December 26,
(in thousands, except per share data)              2000            1999          1998
----------------------------------------------------------------------------------------
Net Sales                                         $201,390       $236,689       $178,301
Cost of goods sold                                 132,621        168,730        112,596
----------------------------------------------------------------------------------------
         Gross profit                               68,769         67,959         65,705
Selling, general and administrative                 56,461         66,326         49,286
expenses
----------------------------------------------------------------------------------------
         Income from operations                     12,308          1,633         16,419
Interest expense, net                                6,032          6,961          4,629
----------------------------------------------------------------------------------------
         Income (loss) before taxes                  6,276         (5,328)        11,790
Provision (benefit) for taxes                        2,181         (1,726)         4,234
----------------------------------------------------------------------------------------
         Net income (loss)                        $  4,095       $ (3,602)      $  7,556
========================================================================================
Earnings (Loss) Per Share:
         Basic                                    $   0.49       $  (0.43)      $   0.91
         Diluted                                  $   0.48       $  (0.43)      $   0.90
========================================================================================
Weighted Average Shares Outstanding:
        Basic                                        8,439          8,375          8,330
        Diluted                                      8,523          8,375          8,421
========================================================================================



     The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                   R&B, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS


                                                             December 30,      December 25,
 (in thousands, except share data)                               2000              1999
------------------------------------------------------ ----------------- -----------------
Assets
Current Assets:

   Cash and cash equivalents                                   $   7,553         $   1,467
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $10,334 and $8,764          36,322            49,979
  Inventories                                                     50,765            70,272
  Deferred income taxes                                            4,896             4,574
  Prepaids and other current assets                                2,665             2,543
------------------------------------------------------ ----------------- -----------------
     Total current assets                                        102,201           128,835
------------------------------------------------------ ----------------- -----------------
Property, Plant and Equipment, net                                23,332            22,919
Intangible Assets, net                                            31,358            33,212
Other Assets                                                       2,988             3,038
------------------------------------------------------ ----------------- -----------------
      Total                                                    $ 159,879         $ 188,004
====================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                            $   2,583         $  11,910
  Accounts payable                                                 8,159            12,867
  Accrued compensation                                             3,580             2,820
  Other accrued liabilities                                        4,617             4,626
------------------------------------------------------ ----------------- -----------------
    Total current liabilities                                     18,939            32,223
------------------------------------------------------ ----------------- -----------------
Long-Term Debt                                                    65,066            85,283
Deferred Income Taxes                                              3,490             2,264
Commitments and Contingencies  (Note 11)
Shareholders' Equity:
  Common stock, par value $.01; authorized
     25,000,000 shares; issued 8,481,517 and 8,393,796                85                84
  Additional paid-in capital                                      34,229            33,517
  Cumulative translation adjustments                                (839)             (181)
  Retained earnings                                               38,909            34,814
------------------------------------------------------ ----------------- -----------------
  Total shareholders' equity                                      72,384            68,234
------------------------------------------------------ ----------------- -----------------
      Total                                                    $ 159,879         $ 188,004
====================================================== ================= =================

    The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                   R&B, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                 Common Stock
                                            ---------------------
                                                                   Additional    Cumulative
                                                 Shares    Par       Paid-In     Translation   Retained
(in thousands, except share data)                Issued   Value      Capital     Adjustment    Earnings     Total
------------------------------------------- ----------- --------- ------------- ------------- ---------- -----------
    Balance at December 28, 1997              8,066,543   $  81      $ 30,221      $   -      $ 30,860    $ 61,162
Common stock issued for purchase of Scan-Tech
USA/Sweden AB (Note 5)                          250,000       2         2,668          -           -         2,670
Common stock issued to
  Employee Stock Purchase Plan                    5,631      -             42          -           -            42
Common stock issued to 401(k) Retirement Plan    17,251      -            170          -           -           170
Shares issued under Incentive Stock Plan          4,657      -             32          -           -            32
Comprehensive Income:
   Net income                                        -       -             -           -        7,556        7,556
         Currency translation adjustments            -       -             -          (18)        -            (18)
                                                                                                         -----------
Total comprehensive income                                                                                   7,538
------------------------------------------- ----------- --------- ------------- ------------- ---------- -----------
    Balance at December 26, 1998              8,344,082      83        33,133         (18)      38,416      71,614
Common stock issued for purchase of Scan-Tech
USA/Sweden AB (Note 5)                            3,479      -             29          -          -             29
Common stock issued to
   Employee Stock Purchase Plan                  11,505      -             73          -          -             73
Common Stock issued to 401(k)  Retirement Plan   34,268       1           277          -          -            278
Shares issued under Incentive Stock Plan            462      -              5          -          -              5
Comprehensive Income:
   Net (loss)                                        -       -             -           -       (3,602)      (3,602)
Currency translation adjustments                     -       -             -         (163)        -           (163)
                                                                                                         -----------
Total comprehensive (loss)                                                                                  (3,765)
------------------------------------------- ----------- --------- ------------- ------------- ---------- -----------
    Balance at December 25, 1999              8,393,796      84        33,517        (181)     34,814       68,234
Common stock issued for purchase of Scan-Tech
USA/Sweden AB (Note 5)                           11,188      -             30          -          -             30
Common stock issued to
  Employee Stock Purchase Plan                   32,791      -             97          -          -             97
Common stock issued to  401(k) Retirement Plan   43,742       1           204          -          -            205
Shares issued and cost of Incentive Stock Plan       -       -            381          -          -            381
Comprehensive Income:
    Net income                                       -       -             -           -       4,095         4,095
 Currency translation adjustments                    -       -             -         (658)        -           (658)
                                                                                                         -----------
Total comprehensive income                                                                                   3,437
------------------------------------------- ----------- --------- ------------- ------------- ---------- -----------
    Balance at December 30, 2000              8,481,517    $ 85      $ 34,229      $ (839)   $38,909       $72,384
=========================================== =========== ========= ============= ============= ========== ===========

      The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           53 Weeks Ended           52 Weeks Ended
                                                          ---------------- --------------------------------
                                                             December 30,      December 25,     December 26,
(in thousands)                                                   2000             1999            1998
--------------------------------------------------------  ---------------- --------------- ----------------
Cash Flows from Operating Activities:
Net income (loss)                                               $   4,095        $ (3,602)         $ 7,556
Adjustments to reconcile net income (loss) to cash provided
by (used in) operating activities:
   Depreciation and amortization                                    7,931           7,551            6,396
   Provision for doubtful accounts                                    566           1,058              649
   Provision for deferred income tax                                  965          (3,150)             256
   Provision for restructuring                                          -          11,400                -
   Provision for non-cash stock compensation                          381               -                -
Changes in assets and liabilities, net of acquisitions:
    Accounts receivable                                            12,900           4,548          (13,355)
    Inventories                                                    18,987         (11,671)         (20,181)
    Prepaids and other current assets                                (156)         (1,682)             899
    Other assets                                                       97          (2,318)          (1,513)
    Accounts payable                                               (4,576)         (5,605)           6,695
    Other accrued liabilities                                         746          (2,572)           1,501
-------------------------------------------------------- ---------------- --------------- ----------------
      Cash provided by  (used in) operating activities             41,936          (6,043)         (11,097)
-------------------------------------------------------- ---------------- --------------- ----------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                         (6,759)         (7,890)          (7,744)
   Proceeds from sale/leaseback transaction                           -                 -            4,338
   Business acquisitions, net of cash acquired                        -                 -          (13,351)
-------------------------------------------------------- ---------------- --------------- ----------------
     Cash used in investing activities                             (6,759)         (7,890)         (16,757)
-------------------------------------------------------- ---------------- --------------- ----------------
Cash Flows from Financing Activities:
   Proceeds from senior notes                                           -               -           60,000
   Net (repayment) proceeds from revolving credit                 (28,500)         15,000           (5,000)
   Net repayment of term loans and capitalized leases                (923)           (900)         (28,076)
   Proceeds from common stock issuances                               332             385              244
-------------------------------------------------------- ---------------- --------------- ----------------
      Cash (used in) provided by financing activities             (29,091)         14,485           27,168
-------------------------------------------------------- ---------------- --------------- ----------------
Net Increase (Decrease) in Cash and Cash Equivalents                6,086             552             (686)
Cash and Cash Equivalents, Beginning of Year                        1,467             915            1,601
-------------------------------------------------------- ---------------- --------------- ----------------
Cash and Cash Equivalents, End of Year                          $   7,553       $   1,467       $      915
======================================================== ================ =============== ================
Supplemental Cash Flow Information
    Cash paid for interest expense                             $    5,933       $   6,692       $    4,246
    Cash paid for income taxes                                 $    1,170       $   3,327       $      499


      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                   R&B, INC. AND SUBSIDIARIES

                           Notes to Consolidated Financial Statements
                                       December 30, 2000

1.  Summary of Significant Accounting Policies

         R&B, Inc. (the "Company") is principally engaged in the business of selling a broad range of "hard-to-find" replacement auto parts and hardware for the automotive aftermarket to retailers, wholesalers and others for use in the repair and maintenance of automobiles and trucks.

         The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year.

         Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and Cash Equivalents. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

         Inventories. Inventories are stated at the lower of average cost or market.

         Property and Depreciation. Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives, which range from three to fifteen years, using the straight-line method for financial statement reporting purposes and accelerated methods for income tax purposes. Properties under capitalized leases are amortized over the related lease terms (3-15 years). The costs of maintenance and repairs are expensed as incurred. Renewals and betterments are capitalized.

         Intangible Assets. Intangible assets consist primarily of goodwill which is amortized over periods from 10 to 40 years. Total accumulated amortization on intangible assets as of December 30, 2000 and December 25, 1999 was $7.8 million and $6.1 million, respectively. Amortization expense of these assets was $1.7 million in 2000, $1.7 million in 1999, and $1.4 million in 1998.

         It is the Company's policy to review goodwill and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount is not recoverable, it is the Company's policy to reduce the carrying amount of such assets to fair value.

         Other Assets. Other assets consist of deferred credits associated with certain customer multi-year sales arrangements which are capitalized and amortized against current and future sales; costs incurred for the preparation and printing of product catalogs which are capitalized and amortized upon distribution; and deferred financing costs which are capitalized and amortized over the term of the related financing agreement.

         Foreign Currency Translation. Assets and liabilities of a foreign sub-sidiary are translated into U.S. dollars at the rate of exchange prevailing at the end of the year. Income statement accounts are translated at the average exchange rate prevailing during the year. Translation adjustments resulting from this process are recorded directly in shareholders' equity.

         Fair Value Disclosures. The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their value based on the short- term nature of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt was $67.5 million and $94.2 million at December 30, 2000 and December 25, 1999, respectively.

         Income Taxes. Income taxes include federal, state and foreign taxes with deferred tax benefits and liabilities arising from temporary differences between financial and tax reporting.

         Revenue Recognition. The Company records sales when its products are shipped. A provision is recorded for anticipated returns or allowances, based primarily on historical experience and current estimates.

         Freight Expense Reclassification. In the fourth quarter of 2000, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", by reclassifying freight expense from selling, general and administrative expense to cost of sales in all periods presented. The adoption of EITF 00-10 increased cost of sales and reduced selling, general and administrative expenses in 1999 and 1998 by $7.1 million and $4.7 million, respectively.

         Earnings Per Share. Earnings per share is computed under Statement of Financial Accounting Standards No. 128 , "Earnings Per Share". Weighted average shares for diluted earnings per share includes the assumption of the exercise of all potentially dilutive securities ("in the money" stock options).

2.  Restructuring Charges

         In the fourth quarter of fiscal 1999, the Company recorded restructuring charges of $11.4 million ($7.5 million after tax or $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a workforce reduction of 158 people. A total of $9.8 million, representing inventory write downs, was charged to cost of sales and $1.6 million was charged to selling, general and administrative expenses. The following summarizes the restructuring charge and activity recorded through December 30, 2000:


                                          Costs        Balance at         Costs       Balance at
(in thousands)              Charge        Incurred  December 25, 1999   Incurred    December 30, 2000
------------------------ ------------- ----------- ----------------- ------------- ------------------
Inventory Disposals      $     9,800   $      -     $       9,800     $   (7,100)   $    2,700
Employee Termination
Benefits                         475       (124)              351           (351)           -
Facility Shutdown
Costs                          1,125       (300)              825           (145)          680
                         ------------- ------------ ----------------- --- --------- --- --------------
                         $    11,400   $   (424)    $      10,976     $   (7,596)   $    3,380
                         ============= ============ ================= === ========= === ==============

3.   Inventories

         Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                         December 30,        December 25,
(in thousands)               2000                1999
---------------------- -----------------  ------------------
Bulk product                     $15,170             $20,665
Finished product                  31,984              45,136
Packaging materials                3,611               4,471
---------------------- -----------------  ------------------
Total                            $50,765             $70,272
                                   41,6523838
====================== =================  ==================


4.   Property, Plant  and Equipment

         Property, plant and equipment consists of the following:


                                         December 30,         December 25,
(in thousands)                                   2000           1999
----------------------------------- ----------------- --- ----------------
Property under
  capitalized leases                           $6,026              $ 8,944
Buildings                                       7,311                7,308
Machinery, equipment and
   tooling                                     15,200               14,069
Furniture,  fixtures and
   leasehold improvements                       3,189                2,551
Computer and other
   equipment                                   19,047               14,230
----------------------------------- ----------------- --- ----------------
Total                                          50,773               47,102
Less-accumulated  depreciation                (27,441)             (24,183)
----------------------------------- ----------------- --- ----------------
Property, plant and equipment, net            $23,332              $22,919
=================================== ================= === ================


5.   Acquisitions

        Scan-Tech. In January 1998, the Company acquired the outstanding stock of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech"). Headquartered in Stockholm, Sweden, Scan-Tech is a distributor of replacement automotive parts, primarily Volvo and Saab, throughout Europe, the United States, Russia, the Middle East and Far East with annual sales of approximately $10 million in 1997. The acquisition was effected through the payment of $1 million in cash, 350,000 shares of the Company's common stock and assumption of certain liabilities including approximately $0.8 million in bank debt. Of the shares, 250,000 will vest over four years and are included in the computation of the purchase price. The remaining 100,000 are subject to performance criteria and are included in the computation of purchase price as the criteria are met. The Company accounted for this acquisition using the purchase method of accounting which resulted in the recording of goodwill of $2.7 million.

        Champ. In September 1998, the Company began its acquisition of selective assets of the Service Line Division ("Champ") of Standard Motor Products, Inc. for approximately $2.3 million representing the net asset value of inventories. Champ included the Champ Service Line, Pik-A-Nut and Everco. The acquisition was completed in stages with the final stage (Everco) occurring in January 1999. The Company accounted for this acquisition using the purchase method of accounting which resulted in the recording of goodwill of $1.3 million.

        Allparts. In October 1998, the Company acquired the assets of Allparts, Inc., from JPE, Inc., for approximately $10.1 million in cash. Headquartered in Louisiana, Missouri, Allparts is a leading supplier of automotive hydraulic brake parts to the automotive aftermarket. Allparts had annual sales of approximately $18 million in 1997. The Company accounted for this acquisition using the purchase method of accounting which resulted in the recording of goodwill of $1.2 million.

        The unaudited pro forma consolidated results for the year ended December 26, 1998, as if the acquisitions of Scan-Tech, Champ and Allparts had occurred at the beginning of 1998, are as follows:

        (in thousands, except per share data)             1998
        ------------------------------------------------------------
        Net sales                                       $202,071
        Net income                                        $8,035
        Diluted earnings per share                         $0.95

6.  Long-Term Debt

      Long-term debt consists of borrowings under senior notes, bank credit facilities, industrial revenue bonds and capitalized lease obligations as follows:


                                      December 30,         December 25,
 (in thousands)                            2000                 1999
--------------------------------- ------------------- -------------------
Senior Notes                                 $ 60,000           $  60,000
Bank credit facility                                -              28,500
Industrial revenue bonds                        2,918               3,224
Capitalized lease obligations                   4,294               4,387
Subsidiary line of credit                         437               1,082
--------------------------------- ------------------- -------------------
    Total                                      67,649              97,193
    Less: Current portion                     ( 2,583)            (11,910)
--------------------------------- ------------------- -------------------
    Total long-term debt                      $65,066             $85,283
================================= =================== ===================

        Senior Notes. In August 1998, the Company completed a private placement of $60 million in 6.81% Senior Notes due August 21, 2008 ("Notes") on an unsecured basis. The ten-year Notes bear a 6.81% fixed interest rate, payable quarterly, with an initial four-year interest only period. Terms of the Note Purchase Agreement require, among other things, that the Company maintain certain financial covenants relating to debt to capital ratios and minimum net worth. Annual repayments at the rate of $8.6 million are due beginning in August 2002.

        Bank Credit Facility. In March 2001, the Company amended its Revolving Credit Facility. The amended agreement provides for a $10 million facility for an additional three-year term that expires in March 2004. Borrowings under the amended facility are on an unsecured basis with interest at rates ranging from Libor plus 150 to Libor plus 275 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. The Company believes that the amended facility together with cash generated from operations will provide sufficient funding to meet the Company's working capital needs for the foreseeable future.

        Prior to the March 2001 amendment, the Company had a revolving credit facility that provided for borrowings of up to $35 million in 1999 with mandatory reductions throughout 2000 to $10 million at December 30, 2000. Borrowings under the facility were on an unsecured basis with interest at rates ranging from Libor plus 150 to 300 basis points. The loan agreement also contained covenants, the most restrictive of which pertained to net worth and the ratio of debt to EBITDA.

        The average amount outstanding under the bank credit facility was $9.0 million and $27.7 million during 2000 and 1999, respectively. The maximum amount outstanding was $29.3 million in 2000 and $35.0 million in 1999.

        Industrial Revenue Bonds. The Bonds bear interest at a variable rate (5.15% at December 30, 2000) payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due in July, 2009. The Bonds are secured by the Company's warehouse and office facility in Warsaw, Kentucky.

        Capitalized Lease Obligations. The Company's capitalized lease obligation for its primary operating facility is with a partnership related to the Company by common ownership (see Note 8) and is payable monthly in installments of $47,500 including interest imputed at 13.96% through December 2002. The lease provides for contingent rental payments in amounts that, when added to the annual capitalized lease payments, do not exceed the fair market rental rate of the facility. The contingent rental payments are determined on an annual basis to approximate the change in the Consumer Price Index and are payable only to the extent that the Company has available sufficient pre-tax income in the preceding fiscal year to support the increase. The net book value of the assets under this capitalized lease was $0.5 million at December 30, 2000 and $0.6 million at December 25, 1999 (see Note 11).

        The Company has entered into three sale/leaseback transactions with an equipment lease company to finance computer equipment. The leases are payable in monthly installments of $133,000 including interest computed at a weighted average rate of 9.6%. The leases expire in 2002 and 2003.

        The following is a schedule of approximate annual future minimum lease payments for the Company's primary operating facility with a partnership related to the Company by common ownership (exclusive of contingent rental payments) and other capital lease obligations as of December 30, 2000:


(in thousands)         Facility           Equipment           Total
---------------------- -----------------  ------------------  -----------------
2001                              $  570             $ 1,638             $2,208
2002                                 570               1,358              1,928
2003                                   -                 745                745
2004                                   -         -                            -
2005                                   -                   -                  -
Thereafter                             -                   -                  -
---------------------- -----------------  ------------------  -----------------
Total payments                     1,140               3,741              4,881
Less -amounts
 representing
 interest                          ( 150)               (437)              (587)
---------------------- -----------------  ------------------  -----------------
Total principal                    $ 990             $ 3,304            $ 4,294
====================== =================  ==================  =================

        Aggregate annual principal payments applicable to long-term debt as of December 30, 2000 are as follows:



(in thousands)

 2001                              $ 2,583
 2002                               10,622
 2003                                9,607
 2004                                8,877
 2005                                8,887
Thereafter                          27,073
------------------------------------------
Total                             $ 67,649
==========================================


7.  Operating Lease Commitments and Rent Expense

        The Company leases certain equipment and automobiles under noncancelable operating leases. Approximate future minimum rental payments under these leases are summarized as follows:



 (in thousands)
2001               $   1,046
2002                     932
2003                     554
2004                      26
2005                       6
---------  -----------------
Total                 $2,564
=========  =================

        Rent expense, which includes rental adjustment payments and contingent rentals paid to related parties (see Notes 6 and 8) of $0.6 million in 2000, 1999 and 1998, was $1.4 million in 2000, $1.7 million in 1999, and $1.5 million in 1998.


8.   Related Party Transactions

        The Company has entered into leases for two operating facilities with partnerships related to the Company by common ownership(see Notes 6 and 11). The Company has guaranteed the mortgages of the partnerships on these facilities. These guarantees at December 30, 2000 were approximately $1.2 million. Total interest expense on these capitalized leases was $214,000 in 2000, $273,000 in 1999, and $326,000 in 1998.

9. Income Taxes

        The components of the income tax provision (benefit) are as follows:

 (in thousands)                      2000              1999              1998
-------------------------- ------------------ ----------------- ----------------
Federal:
  Current                              $1,178            $1,373           $3,773
  Deferred                                931            (3,150)             243
-------------------------- ------------------ ----------------- ----------------
      Subtotal                          2,109            (1,777)           4,016
-------------------------- ------------------ ----------------- ----------------
State:
  Current                                  38                51              205
  Deferred                                 34                 -               13
-------------------------- ------------------ ----------------- ----------------
      Subtotal                             72                51              218
-------------------------- ------------------ ----------------- ----------------
      Total                            $2,181           $(1,726)          $4,234
========================== ================== ================= ================


The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective rate:


                                             2000          1999          1998
--------------------------------------------------------------------------------
Federal taxes at statutory rate             34.0%        (34.0%)        34.2%
State taxes, net of Federal tax benefit      0.8%          0.6%          3.0%
Contributed property and other                -            1.0%         (1.3%)
--------------------------------------------------------------------------------
Effective tax rate                          34.8%        (32.4%)        35.9%
================================================================================

            Deferred  income  taxes  result  from  timing   differences  in  the
recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:


                                             December 30,         December 25,
 (in thousands)                                     2000              1999
---------------------------------- ------------------------ --------------------
Assets:
    Inventories                                      $1,756             $ 1,371
    Accounts receivable                                 276                (523)
    Restructuring charges                             1,252               4,509
    Accrued expenses                                    920                 450
---------------------------------- ------------------------ --------------------
        Gross deferred assets                         4,204               5,807
---------------------------------- ------------------------ --------------------
Liabilities:
    Depreciation                                        225                 460
    Goodwill                                          2,502               2,385
    Other                                                71                 652
---------------------------------- ------------------------ --------------------
        Gross deferred liabilities                    2,798               3,497
---------------------------------- ------------------------ --------------------
    Net deferred asset                               $1,406              $2,310
================================== ======================== ====================

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

            During 2000, 1999 and 1998, one customer accounted for approximately 20%, 21% and 15% of sales, respectively. Sales to countries outside the US, primarily to Western Europe and Canada in 2000, 1999 and 1998 were $15.1 million, $20.0 million and $12.6 million, respectively.

 11.   Commitments and Contingencies

            Environmental Matters. The Company's primary operating facility in Colmar, Pennsylvania, which is leased from a partnership related to the Company by common ownership, is located within an area identified by the Environmental Protection Agency ("EPA") as a possible source or location of volatile organic chemical contamination. In November 1990, the EPA sent a general notice letter to certain present and former owners and operators of properties within this area, informing them that they may be liable under the Comprehensive Environmental Response, Compensation and Liability Act with respect to this contamination. As a current operator of the Colmar property, the Company received such a general notice letter. The Company may be deemed jointly and severally liable, together with all other potentially responsible parties, for
(i) the costs of performing a study of the nature and extent of the contamination and the possible alternatives for remediation, if any, as well as
(ii) the costs of effectuating that remediation. The Company revised its lease agreement for its Colmar facility effective December 1990 to provide that, as between the Company and the partnership. The partnership will bear any environmental liability and all related expenses, including legal expenses, incurred by the Company or the partnership as a result of matters which arose other than from activities of the Company. The Company believes that the ultimate outcome of this matter will not have a material adverse impact upon the financial position or results of operations of the Company.

            Shareholder Agreement. A shareholder agreement was entered into in September 1990 and subsequently amended in December 1992 and September 1993. Under the agreement, each of Richard Berman, Steven Berman, Jordan Berman, Marc Berman and Fred Berman has granted the others of them rights of first refusal, exercisable on a pro rata basis or in such other proportions as the exercising shareholders may agree, to purchase shares of the common stock of the Company which any of them, or upon their deaths their respective estates, proposes to sell to third parties. The Company has agreed with these shareholders that, upon their deaths, to the extent that any of their shares are not purchased by any of these surviving shareholders and may not be sold without registration under the Securities Exchange Act of 1933, as amended (the "1933 Act"), the Company will use its best efforts to cause those shares to be registered under the 1933 Act. The expenses of any such registration will be borne by the estate of the deceased shareholder.

            Legal Proceedings. The Company is party to certain legal proceedings and claims arising in the normal course of business. Management believes that the disposition of these matters will not have a material adverse affect on the Company's consolidated financial position or results of operations.


 12.  Capital Stock

            Undesignated Stock. The Company has 75,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by the Board of Directors.

            Incentive Stock Plan. Effective May 18, 2000 the Company amended and restated its Incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 1,172,500 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At December 30, 2000, options to acquire 314,207 shares were available for grant under the Plan.

            Effective January 8, 2001 an aggregate of 606,000 options with a weighted average exercise price of $7.66 were exchanged pursuant to an exchange offer approved by the Company's Board of Directors. Under the terms of the offer, the options were canceled in exchange for new options to purchase an equal number of the same class of shares. The new options will be granted in July 2001 at an exercise price to be determined on the grant date.

                                                      Option Price
                                                          per              Weighted
                                        Shares            Share         Average Price
---------------------------------- --------------- ------------------  ----------------
 Balance at December 28, 1997          332,125       $5.75 - $9.50               $ 7.44
    Granted                            302,000        6.25 - 12.63                 9.60
    Exercised                           (4,657)       5.75 - 8.88                  6.95
    Canceled                           (52,093)       5.75 - 9.50                  8.05
                                   --------------- ------------------  ----------------
 Balance at December 26, 1998          577,375        5.75 - 12.63                 8.51
    Granted                            512,929        1.00 - 9.25                  4.50
    Exercised                             (462)       6.13 - 7.25                  7.01
    Canceled                          (172,388)       6.75 - 11.94                 8.86
                                   --------------- ------------------  ----------------
 Balance at December 25, 1999          917,454        1.00 - 12.63                 6.29
    Granted                              1,000            3.50                     3.50
    Exercised                              -               -                        -
    Canceled                           (68,600)       1.00 - 12.63                 7.63
 Balance at December 30, 2000          849,854       $1.00 - $12.63               $6.17
                                   =============== ==================  ================


            The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for this plan. The following pro forma amounts were determined as if the Company had accounted for its stock options under the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation":


 (in thousands, except        2000               1999                1998
per share data)
----------------------  ---------------   -----------------   ------------------
 Net income (loss):
     As reported            $4,095              $ (3,602)              $ 7,556
     Pro forma              $3,757              $ (3,951)              $ 7,364
 Earnings per share:
     As reported:
         Basic               $0.49                ($0.43)                $0.91
         Diluted             $0.48                ($0.43)                $0.90
     Pro forma:
         Basic               $0.45                ($0.47)                $0.88
         Diluted             $0.44                ($0.47)                $0.87

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option- pricing model with the following weighted average assumptions:


                                       2000             1999             1998
                                       ----             ----             ----
 Expected dividend yield                 0%               0%               0%
 Expected stock price volatility        42%              42%              34%
 Risk-free interest rate               5.5%             5.5%             5.5%
 Expected life of option           7.5 years         7.5 years        7.5 years


            Employee Stock Purchase Plan. In March 1992, the Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Plan permits the granting of options to purchase up to 300,000 shares of common stock by the employees of the Company. In any given year, employees may purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expire on the last day of the fiscal year. During 2000, optionees had exercised rights to purchase 32,791 shares at prices from $1.44 to
 $4.57 per share for total net proceeds of $97,000.

            401(k) Retirement Plan. The Company's 401(k) retirement plan was amended in 1992 to permit contributions in cash or kind, including Company qualified securities. The Company accrued for a discretionary contribution for 2000 which will be funded in 2001 consisting of cash and approximately 239,000 shares of Company common stock at a value of approximately $400,000. The Company made a discretionary contribution for 1999 consisting of cash and 43,742 shares of Company common stock, issued in 2000 at a value of approximately $205,000. The Company made a discretionary contribution for 1998 consisting of cash and 34,268 shares of stock, issued in 1999, at a value of approximately $280,000.

 Supplementary Financial Information

 Quarterly Results of Operations:

            The following is a summary of the unaudited quarterly results of operations for the years ended December 30, 2000 and December 25, 1999:


 (in thousands, except         First Quarter(a)  Second Quarter    Third Quarter   Fourth Quarter(b)
per share amounts)
----------------------------- ---------------- ------------------ --------------- -----------------
                                                                2000
                              ---------------------------------------------------------------------
 Net sales                          $53,246           $49,239             $49,700           $49,205
 Income from operations               3,685             3,817               3,177             1,629
 Net income                           1,171             1,538               1,211               175
 Diluted earnings  per share           0.14              0.18                0.14              0.02

                                                                1999
                              ------------------------------------------------------------------------
 Net sales                          $55,946           $68,018             $59,495           $53,230
 Income (loss) from operations        3,784             6,082               3,640           (11,873)
 Net income (loss)                    1,351             2,780               1,260            (8,993)
 Diluted earnings (loss) per
 share                                 0.16              0.33                0.15             (1.07)

 (a) Results for the first quarter of 2000 include non-recurring revenues and gain on sale of product line of $5,500 and $1,600 ($1,100 after tax or $0.13 per share), respectively.

 (b) Results for the fourth quarter of 1999 include a restructuring charge of $11,400 ($7,500 after tax or $0.90 per share).




 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None

                                             PART III

 Item 10. Directors and Executive Officers of the Registrant.

            Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2001.

            Information concerning executive officers of the Company who are not also directors is presented in Item 4.1, Part I of this Report on Form 10-K.

 Item 11. Executive Compensation.

            Incorporated  by  reference  to  the  section  entitled   "Executive
Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2001.

 Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2001.

 Item 13. Certain Relationships and Related Transactions.

            Incorporated  by  reference  to  the  section  entitled   "Executive
Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 21, 2001.

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

            Report of Independent Public Accountants

            Consolidated Statements of Operations for the years ended December 30, 2000, December 25, 1999 and December 26, 1998

            Consolidated Balance Sheets as of December 30, 2000 and December 25, 1999

            Consolidated Statements of Shareholders' Equity for the years ended December 30, 2000, December 24, 1999 and December 26, 1998.

            Consolidated Statements of Cash Flows for the years ended December 30, 2000, December 25, 1999 and December 26, 1998.

            Notes to Consolidated Financial Statements

            (a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Report on Form 10-K:

                                                                          Page

            Report of Independent Public Accountants on Financial
            Statement Schedule..........................................   40
            Schedule II - Valuation and Qualifying Accounts.............   41

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


                                          R&B, Inc.

Date: March 28, 2001                      By:   \s\ Richard N. Berman
                                          -----------------------------
                                          Richard N. Berman, Chairman, President
                                          and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                Capacity                      Date

  \s\ Richard N. Berman          President, Chief Executive    March 28, 2001
 ----------------------          Officer, and Chairman of the
                                 Board of Directors
                                 principal executive officer)
    Richard N. Berman

  \s\ Mathias J. Barton          Chief Financial Officer       March 28, 2001
 ----------------------          (principal financial and
                                 accounting officer)

    Mathias J. Barton
  \s\ Steven L. Berman           Executive Vice President,     March 28, 2001
  --------------------           Secretary-Treasurer, and
                                 Director

    Steven L. Berman
  \s\ George L. Bernstein        Director                      March 28, 2001
 ------------------------
    George L. Bernstein

  \s\ John F. Creamer, Jr.       Director                      March 28, 2001
 -------------------------
    John F. Creamer, Jr.

  \s\ Paul R. Lederer            Director                      March 28, 2001
  -------------------
    Paul R. Lederer

  \s\ Edgar W. Levin             Director                      March 28, 2001
 --------------------
    Edgar W. Levin

                              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON FINANCIAL STATEMENT SCHEDULE

 To R&B, Inc.:

 We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of R&B, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 26, 2001. Our audit was made for the purpose of forming an opinion on the statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the audit procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                   Arthur Andersen LLP

 Philadelphia, PA
  March 26, 2001



                                        SCHEDULE II

 (in thousands)                         For the Year Ended
-------------------------------------- ----------------------------------------------------
                                          December 30,      December 25,     December 26,
                                              2000              1999             1998
                                       ----------------- ----------------- ----------------
 Allowance for doubtful accounts:
      Balance, beginning of period             $     778           $ 1,439           $1,009
      Provision                                      566             1,058              649
      Charge-offs                                   (508)          ( 1,719)            (219)
-------------------------------------- ----------------- ----------------- ----------------
      Balance, end of period                    $    836          $    778          $ 1,439
====================================== ================= ================= ================
 Allowance for customer credits:
      Balance, beginning of period               $ 7,986           $ 8,276          $ 6,205
      Provision                                   28,952            32,928           26,039
      Charge-offs                                (27,440)          (33,218)         (23,968)
-------------------------------------- ----------------- ----------------- ----------------
      Balance, end of period                     $ 9,498           $ 7,986          $ 8,276
====================================== ================= ================= ================
 Restructuring reserves:
      Balance, beginning of period              $ 10,976          $      -          $     -
      Provision                                        -            11,400                -
      Charge-offs                                 (7,596)             (424)               -
-------------------------------------- ----------------- ----------------- ----------------
      Balance, end of period                    $  3,380           $10,976          $     -
====================================== ================= ================= ================