Form 10-Q
period 2001-03-31
R & B INC
filed 2001-05-09
CIK 868780

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

                         For the quarterly period ended March 31, 2001

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

                               -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 7, 2001 the Registrant had 8,419,017 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                          R & B, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2001


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Operations:
                   Thirteen Weeks Ended March 31, 2001 and March 25, 2000 3

               Balance Sheets.......................................      4

               Statements of Cash Flows.............................      5

               Notes to Financial Statements........................      6

        Item 2.Management's Discussion and
                   Analysis of Results of Operations and
                   Financial Condition..............................      8

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................     11

        Item 6.Exhibits and Reports on Form 8-K.....................     11
                      ..............................................
        Signature     ..............................................     12



                          PART I. FINANCIAL INFORMATION

                           R&B, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                               For the Thirteen Weeks Ended
                                                              ------------------------------
                                                                   March 31,    March 25,
(in thousands, except per share data)                               2001          2000
--------------------------------------------------------------------------------------------

Net Sales                                                             $46,144        $53,246
Cost of goods sold                                                     31,043         35,856
--------------------------------------------------------------------------------------------
         Gross profit                                                  15,101         17,390
Selling, general and administrative expenses                           13,685         13,705
--------------------------------------------------------------------------------------------
         Income from operations                                         1,416          3,685
Interest expense, net                                                   1,128          1,911
--------------------------------------------------------------------------------------------
         Income before taxes                                              288          1,774
Provision for taxes                                                       103            603
--------------------------------------------------------------------------------------------
         Net Income                                                 $     185     $    1,171
============================================================================================
Earnings Per Share:
        Basic                                                           $0.02          $0.14
        Diluted                                                          0.02           0.14
Average Shares Outstanding:
        Basic                                                           8,482          8,413
        Diluted                                                         8,547          8,509
============================================================================================



      The accompanying Notes are an integral part of these Consolidated Financial Statements.


                           R&B, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                        March 31,       December 30,
 (in thousands, except share data)                         2001              2000
--------------------------------------------------- ----------------- -----------------
Assets                                                 (unaudited)
Current Assets:
   Cash and cash equivalents                            $      10,535      $      7,553
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $10,151 and $10,334      36,180            36,322
  Inventories                                                  49,353            50,765
  Deferred income taxes                                         4,964             4,896
  Prepaids and other current assets                             2,333             2,665
--------------------------------------------------- ----------------- -----------------
     Total current assets                                     103,365           102,201
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             22,426            23,332
Intangible Assets                                              30,804            31,358
Other Assets                                                    2,672             2,988
--------------------------------------------------- ----------------- -----------------
      Total                                                 $ 159,267         $ 159,879
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                       $     2,152         $   2,583
  Accounts payable                                              9,734             8,159
  Accrued compensation                                          2,810             3,580
  Other accrued liabilities                                     4,483             4,617
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  19,179            18,939
Long-Term Debt                                                 64,542            65,066
Deferred Income Taxes                                           3,617             3,490
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,481,517 and 8,481,517               85                85
   Additional paid-in capital                                  34,307            34,229
   Cumulative translation adjustments                          (1,557)             (839)
   Retained earnings                                           39,094            38,909
   Total shareholders' equity                                  71,929            72,384
--------------------------------------------------- ----------------- -----------------
      Total                                                 $ 159,267         $ 159,879
=================================================== ================= =================

      The accompanying Notes are an integral part of these Consolidated Financial Statements.



                           R&B, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                    For the Thirteen Weeks Ended
                                                               --------------------------------------
                                                                   March 31,           March 25,
(in thousands)                                                        2001                2000
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Operating Activities:
Net income                                                             $      185          $    1,171
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                            2,012               1,809
   Provision for doubtful accounts                                             80                 128
   Provision for deferred income tax                                           78                   -
   Provision for non-cash stock compensation                                   78                   -
Changes in assets and liabilities:
    Accounts receivable                                                      (118)              7,151
    Inventories                                                               994              10,160
    Prepaid expenses and other                                                513              (3,845)
    Accounts payable                                                        1,692              (1,489)
    Other accrued liabilities                                                (889)                127
-------------------------------------------------------------- ------------------ -------------------
       Cash provided by operating activities                                4,625              15,212
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                   (711)              ( 365)
-------------------------------------------------------------- ------------------ -------------------
      Cash (used in) investing activities                                   ( 711)              ( 365)
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Financing Activities:
   Net (repayment) of revolving credit                                          -             (14,750)
   Repayment of term loans and capitalized lease obligations                 (932)              ( 845)
   Proceeds from common stock issuances                                         -                  80
-------------------------------------------------------------- ------------------ -------------------
       Cash (used in) financing activities                                   (932)            (15,515)
-------------------------------------------------------------- ------------------ -------------------
Net  Increase (Decrease) in Cash and Cash Equivalents                       2,982                (668)
Cash and Cash Equivalents, Beginning of Period                              7,553               1,467
-------------------------------------------------------------- ------------------ -------------------
Cash and Cash Equivalents, End of Period                               $   10,535           $     799
============================================================== ================== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                     $    1,258          $    1,784
    Cash paid for income taxes                                         $       35          $       55


 The accompanying Notes are an integral part of these Consolidated
   Financial Statements.

                              R&B, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2001 AND MARCH 25, 2000 (UNAUDITED)


1.       Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2001. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 30, 2000.

2.        Restructuring Charges

        In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $11.4 million ($7.5 million after tax or $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a work force reduction. A total of $9.8 million, representing inventory write downs, was charged to cost of sales and $1.6 million was charged to selling, general and administrative expenses. There have been no significant changes to the plan. The following summarizes the restructuring charge and activity through March 31, 2001:


                                                         Employee         Facility
                                        Inventory       Termination       Shutdown
                                        Disposals         Benefits         Costs
                                     ---------------- ---------------  --------------
           (in thousands)                                                                  Total
------------------------------------ ---------------- ---------------  -------------- ----------------
Initial Charge                                $ 9,800        $    475         $ 1,125          $11,400
Costs Incurred - 1999                               -           (124)           (300)            (424)
------------------------------------ ---------------- ---------------  -------------- ----------------
Balance at December 25, 1999                  $ 9,800       $     351        $    825          $10,976
Costs Incurred - 2000                         (7,100)           (351)           (145)          (7,596)
------------------------------------ ---------------- ---------------  -------------- ----------------
Balance at December 30, 2000                  $ 2,700          $    -        $    680           $3,380
Costs Incurred - 2001                         (1,076)               -            (97)          (1,173)
------------------------------------ ---------------- ---------------  -------------- ----------------
Balance at March 31, 2001                     $ 1,624          $    -        $    583          $ 2,207
------------------------------------ ---------------- ---------------  -------------- ----------------

3.     Inventories

      Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:



                      March 31,     December 30,
(in thousands)           2001           2000
------------------- -------------- --------------
Bulk product               $13,419        $15,170
Finished product            32,172         31,984
Packaging materials          3,762          3,611
------------------- -------------- --------------
Total                      $49,353        $50,765
=================== ============== ==============



4.   Intangible Assets

     Intangible assets consist primarily of goodwill which is amortized over periods from 10 to 40 years. Total accumulated amortization as of March 31, 2001 was $8.2 million. Amortization expense of these assets was $0.4 million in the first quarter of 2001 and 2000.

5.   Freight Expense Reclassification

     In the fourth quarter of fiscal 2000, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", by reclassifying freight expense from selling, general and administrative expense to cost of sales in all periods presented. The adoption of EITF 00-10 increased cost of sales and reduced selling, general and administrative expenses in the first quarter of fiscal 2000 by $1.2 million.

6.   Earnings Per Share

     Earnings Per share is computed under Statement of Financial Accounting Standards No. 128, "Earnings Per Share;" The Company has included basic and diluted earnings per share on the face of the Statements of Operations for each period presented. Weighted average shares for "diluted" earnings per share includes the assumption of the exercise of all potentially dilutive securities ("in the money" stock options).

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

    In the fourth quarter of fiscal 2000, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs", by reclassifying freight expense from selling, general and administrative expense to cost of sales in all periods presented. The adoption of EITF 00-10 increased cost of sales and reduced selling, general and administrative expenses in the first quarter of fiscal 2000 by $1.2 million.

Results of Operations

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations.

                                                     Percentage of Net Sales
                                                   For the Thirteen Weeks Ended
                                        --------------------------------------------------
                                                March 31,                March 25,
                                                  2001                      2000
--------------------------------------- ------------------------- ------------------------
Net sales                                                  100.0%                   100.0%
Cost of goods sold                                           67.3                     67.3
--------------------------------------- ------------------------- ------------------------
Gross profit                                                 32.7                     32.7
Selling, general and administrative expenses                 29.6                     25.8
--------------------------------------- ------------------------- ------------------------
Income from operations                                        3.1                      6.9
Interest expense, net                                         2.5                      3.6
--------------------------------------- ------------------------- ------------------------
Income before taxes                                           0.6                      3.3
Provision for taxes                                           0.2                      1.1
--------------------------------------- ------------------------- ------------------------
Net Income                                                   0.4%                     2.2%
======================================= ========================= ========================

Thirteen Weeks Ended March 31, 2001 Compared to
     Thirteen Weeks Ended March 25, 2000


        Sale of Lift Support Inventory - During the first quarter of fiscal 2000, the Company sold all of its inventory and certain other assets related to its lift support product line as a result of a strategic decision to eliminate this product line. First quarter 2000 results include non-recurring net sales of $5.5 million and gross profit of $1.6 million, attributable to the sale of the inventory and related assets. The gain on the sale was $1.6 million ($1.1 million after tax or $0.13 per share).
 In addition, first quarter 2000 net sales include $2.0 million in revenues from sales of this product line to customers prior to the sale of the assets of the product line.

         Net sales decreased to $46.1 million for the thirteen weeks ended March 31, 2001 from $53.2 million for the same period in 2000, or $47.8 million without the revenues from the sale of the lift support inventory described above. First quarter net sales declined $1.7 million after adjusting prior year amounts for the lift support sale. This sales decline is primarily attributable to lower sales of certain subsidiary product lines. Incremental 2001 revenues from the Company's third quarter 2000 initiative to supply Wal-Mart with its "Pik-a-Nut" brand of hardware and general use fasteners were offset by the loss of fiscal first quarter 2000 net sales of approximately $2.0 million from the lift support business that was sold last year. Sales in the Company's other businesses were generally flat with prior year levels as a result of continued weak demand in the automotive aftermarket.

         Cost of goods sold for the thirteen weeks ended March 31, 2001 decreased to $31.0 million from $35.9 million for the same period last year, or $32.0 million without costs associated with the sale of the lift support inventory described above. Cost of sales declined $1.0 million after adjusting prior year amounts for the lift support sale. This decline was primarily attributable to the lower sales levels in the current year. As a percentage of sales, gross profit for the thirteen weeks ended March 31, 2001 decreased to 32.7% from 33.0% in the prior year without the effect of the lift support sale. The decrease in gross profit percentage is primarily the result of a change in sales mix.

         Selling, general and administrative expenses for the thirteen weeks ended March 31, 2001 approximated prior year amounts despite a drop in sales of $1.7 million in the current year after adjusting prior year amounts for the lift support sale. Overall spending levels remained flat as cost savings realized as a result of recent cost reduction initiatives and lower distribution costs as a result of lower sales levels were offset by inflationary increases in payroll, medical insurance and other operating expenses in the current year.

         Interest expense, net, decreased to $1.1 million in the thirteen weeks ended March 31, 2001 from $1.9 million in the prior year due to lower borrowing levels.

         Provisions for income taxes of $0.1 million and $0.6 million were recorded for the thirteen weeks ended March 31, 2001 and March 25, 2000, respectively. The Company's effective tax increased to 35.8% in the thirteen weeks ended March 31, 2001 from 34.0% in the prior year. The effective tax rate in the prior year was lower than the rate in the thirteen weeks ended March 31, 2001 primarily as a result of a lower tax rate on the lift support line sale in the prior year.

Liquidity and Capital Resources

        The Company has financed its growth through the combination of cash flow from its operations, issuance of senior notes and borrowings under its credit facilities. Working capital was $84.2 million as of March 31, 2001 and $92.0 million as of March 25, 2000. The Company believes that the cash generated from operations and borrowings available under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

        Net cash provided from operating activities was $4.6 million in 2001and $15.2 million in 2000. During 2001, net income, as well as non-cash provisions for depreciation and amortization, deferred income taxes, non-cash stock compensation and doubtful accounts , together with inventories, prepaid expenses and accounts payable provided $5.6 million in positive cash flow. This positive cash flow was partially offset by $1.0 million in cash used for accounts receivable and accrued expenses. During 2000, net income as well as non-cash provisions for depreciation and amortization and lower accounts receivable and inventory levels due to lower sales and better working capital management provided $20.4 million in positive cash flow, however, these increases were partially offset by $5.2 million in cash used as a result of increases in prepaid expenses, other assets and reductions in accounts payable.

        Net cash used in investing activities amounted to $0.7 million in 2001 and $0.4 million in 2000. In both periods, additions to property, plant and equipment were the primary uses of cash.

        Net cash used in financing activities was $0.9 in 2001 and $15.5 million in 2000. During 2000, cash generated from operating activities net of investing activities was used to reduce borrowing levels.

        Senior Notes. In August 1998, the Company completed a private placement of $60 million in 6.81% Senior Notes due August 21, 2008 on an unsecured basis. The ten-year Notes bear a 6.81 percent fixed interest rate, payable quarterly, with an initial four-year interest only period. Annual repayments at the rate of $8.6 million are due beginning in August 2002.

        Revolving Credit Facility. In March 2001, the Company amended its Revolving Credit Facility. The amended agreement provides for a $10 million facility for an additional three-year term that expires in March 2004. Borrowings under the amended facility are on an unsecured basis with interest at rates ranging from Libor plus 150 to Libor plus 275 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. The Company believes that the amended facility together with cash generated from operations will provide sufficient funding to meet the Company's working capital needs for the foreseeable future.

        Prior to the March 2001 amendment, the Company had a revolving credit facility that provided for borrowings of up to $35 million in 1999 with mandatory reductions throughout 2000 to $10 million at December 30, 2000. Borrowings under the facility were on an unsecured basis with interest at rates ranging from Libor plus 150 to 300 basis points. The loan agreement also contained covenants, the most restrictive of which pertained to net worth and the ratio of debt to EBITDA. There were no borrowings under the revolving credit facility at March 31, 2001. Borrowings under the revolving credit facility amounted to $13.8 million at March 25, 2000.

        Industrial Revenue Bonds. Construction of the Company's Warsaw, Kentucky facility in 1990 was funded by the Bonds. The Bonds bear interest at a variable rate (5.0% at March 31, 2001) payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due in July, 2009. Bond borrowings amounted to $2.8 million at March 31, 2001.

        Capitalized Leases. The Company's lease for its Pennsylvania facility is recorded as a capitalized lease in the Company's financial statements. In addition, the Company entered into three sale/leaseback transactions relating to computer hardware and software. The aggregate amount outstanding under all capital leases amounted to $3.8 million at March 31, 2001.

        Foreign Currency Fluctuations. Approximately 37% of the Company's products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuation in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, to the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase. The Company attempts to lessen the impact of these currency fluctuations by resourcing its purchases to other countries.

Impact of Inflation

        The Company has not generally been adversely affected by inflation. The Company believes that price increases resulting from inflation generally could be passed on to its customers, since prices charged by the Company are not set by long-term contracts.

Cautionary Statement Regarding Forward Looking Statements

        Certain statements periodically made by or on behalf of the Company and certain statements contained herein including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, such as statements regarding litigation, and certain other statements contained herein regarding matters that are not historical fact are forward looking statements (as such term is defined in the Securities Act of 1933), and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that cause actual results to differ materially include but are not limited to those factors discussed in the Company's Annual Report on Form 10-K under "Business - Investment Considerations."

Quantitative and Qualitative Disclosure about Market Risk

        The Company's market risk is the potential loss arising from adverse changes in interest rates. With the exception of the Company's revolving credit facility and its Industrial Revenue Bonds, long-term debt obligations are at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Under the terms of the Company's revolving credit facility and Industrial Development Bonds, a change in either LIBOR or tax exempt market interest rates would affect the rate at which the Company could borrow funds thereafter. The Company believes that the effect of any such change would be minimal.

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

        None

(b) Reports on Form 8-K

        None

                                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                R & B, INC.



Date   May 9, 2001                              \s\ Richard Berman
     --------------                             ----------------------------
                                                Richard Berman
                                                President




Date  May 9, 2001                               \s\ Mathias Barton
    --------------                              --------------------------
                                                Mathias Barton
                                                Chief Financial Officer and
                                                Principal Accounting Officer