Form 10-Q
period 2001-06-30
R & B INC
filed 2001-08-09
CIK 868780

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

                         For the quarterly period ended June 30, 2001

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

                              -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 3, 2001 the Registrant had 8,422,809common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                   R & B, INC.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  June 30, 2001


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Operations:
                   Thirteen Weeks Ended June 30, 2001 and June 24, 2000   3
                   Twenty-six Weeks Ended June 30, 2001 and June 24, 2000 4

               Balance Sheets.......................................      5

               Statements of Cash Flows.............................      6

               Notes to Financial Statements........................      7

        Item 2.Management's Discussion and
                   Analysis of Financial Condition and
                   Results of Operations............................      8

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................     13

        Item 6.Exhibits and Reports on Form 8-K.....................     13

        Signature...................................................     14

                          PART I. FINANCIAL INFORMATION

                           R&B, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                               For the Thirteen Weeks Ended
                                                              ------------------------------
                                                                   June 30,        June 24,
(in thousands, except per share data)                               2001             2000
--------------------------------------------------------------------------------------------
Net Sales                                                      $       52,015   $     49,239
Cost of goods sold                                                     34,276         31,889
--------------------------------------------------------------------------------------------
         Gross profit                                                  17,739         17,350
Selling, general and administrative expenses                           14,698         13,533
--------------------------------------------------------------------------------------------
         Income from operations                                         3,041          3,817
Interest expense, net                                                   1,089          1,425
--------------------------------------------------------------------------------------------
         Income before taxes                                            1,952          2,392
Provision for taxes                                                       655            854
--------------------------------------------------------------------------------------------
         Net Income                                           $         1,297   $      1,538
============================================================================================
Earnings Per Share:
         Basic                                                          $0.15          $0.18
         Diluted                                                        $0.15          $0.18
--------------------------------------------------------------------------------------------
    Average Shares Outstanding:
         Basic                                                          8,482          8,421
         Diluted                                                        8,557          8,506
--------------------------------------------------------------------------------------------



      The accompanying Notes are an integral part of these Consolidated Financial Statements.













                                                 .

                           R&B, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                                              For the Twenty-six Weeks Ended
                                                              ------------------------------
                                                                   June 30,       June 24,
(in thousands, except per share data)                               2001            2000
--------------------------------------------------------------------------------------------
Net Sales                                                      $      98,159    $    102,485
Cost of goods sold                                                    65,319          67,745
--------------------------------------------------------------------------------------------
         Gross profit                                                 32,840          34,740
--------------------------------------------------------------------------------------------
         Income from operations                                        4,457           7,502
Interest expense, net                                                  2,217           3,336
--------------------------------------------------------------------------------------------
         Income before taxes                                           2,240           4,166
Provision for taxes                                                      758           1,457
--------------------------------------------------------------------------------------------
         Net Income                                           $        1,482    $      2,709
============================================================================================
Earnings Per Share:
         Basic                                                         $0.17           $0.32
         Diluted                                                       $0.17           $0.32
--------------------------------------------------------------------------------------------
    Average Shares Outstanding:
         Basic                                                         8,482           8,417
         Diluted                                                       8,563           8,508
--------------------------------------------------------------------------------------------



      The accompanying Notes are an integral part of these Consolidated Financial Statements.



                           R&B, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                        June 30,        December 30,
 (in thousands, except share data)                         2001              2000
--------------------------------------------------- ----------------- -----------------
Assets                                                 (unaudited)
Current Assets:
   Cash and cash equivalents                        $          12,672       $     7,553
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $11,674 and $10,334      40,266            36,322
  Inventories                                                  47,982            50,765
  Deferred income taxes                                         4,960             4,896
  Prepaids and other current assets                             1,954             2,665
--------------------------------------------------- ----------------- -----------------
     Total current assets                                     107,834           102,201
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             21,096            23,332
Intangible Assets                                              30,344            31,358
Other Assets                                                    2,509             2,988
--------------------------------------------------- ----------------- -----------------
      Total                                         $         161,783      $    159,879
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                 $           2,111      $      2,583
  Accounts payable                                              9,183             8,159
  Accrued compensation                                          3,684             3,580
  Other accrued liabilities                                     6,110             4,617
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  21,088            18,939
--------------------------------------------------- ----------------- -----------------
Long-Term Debt                                                 64,048            65,066
Deferred Income Taxes                                           3,515             3,490
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,485,178 and 8,481,517               85                85
   Additional paid-in capital                                  34,395            34,229
   Cumulative translation adjustments                          (1,741)             (839)
   Retained earnings                                           40,393            38,909
--------------------------------------------------  ----------------- -----------------
    Total shareholders' equity                                 73,132            72,384
--------------------------------------------------- ----------------- -----------------
      Total                                         $         161,783      $    159,879
=================================================== ================= =================

      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                           R&B, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                   For the Twenty-six Weeks Ended
                                                                -------------------------------------
                                                                    June 30,           June 24,
(in thousands)                                                         2001               2000
--------------------------------------------------------------- ----------------- -------------------
Cash Flows from Operating Activities:
Net income                                                         $        1,482  $            2,709
Adjustments to reconcile net income to cash provided by
   (used in) operating activities:
   Depreciation and amortization                                            4,266               3,817
   Provision for doubtful accounts                                            309                 248
   Provision for deferred income taxes                                        (12)              1,094
   Provision for non-cash stock compensation                                  166                   -
Changes in assets and liabilities:
    Accounts receivable                                                    (4,527)              5,956
    Inventories                                                             2,187              11,902
    Prepaid expenses and other                                              1,136              (4,635)
    Accounts payable                                                        1,212               3,101
    Other accrued liabilities                                               1,592               2,233
--------------------------------------------------------------- ----------------- -------------------
       Cash provided by operating activities                                7,811              26,425
--------------------------------------------------------------- ----------------- -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                 (1,239)             (2,620)
--------------------------------------------------------------- ----------------- -------------------
      Cash (used in) investing activities                                  (1,239)             (2,620)
--------------------------------------------------------------- ----------------- -------------------
Cash Flows from Financing Activities:
   Net (repayment) from revolving credit                                        -             (22,500)
   Repayment of term loans and capitalized lease obligations               (1,453)             (1,331)
   Proceeds from subordinated loan                                              -               1,000
   Proceeds from common stock issuances                                         -                  86
--------------------------------------------------------------- ----------------- -------------------
       Cash (used in) financing activities                                 (1,453)            (22,745)
--------------------------------------------------------------- ----------------- -------------------
Net Increase in Cash and Cash Equivalents                                   5,119               1,060
Cash and Cash Equivalents, Beginning of Period                              7,553               1,467
--------------------------------------------------------------- ----------------- -------------------
Cash and Cash Equivalents, End of Period                          $        12,672    $          2,527
=============================================================== ================= ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                               $          2,452    $          3,281
    Cash paid for income taxes                                   $             35    $            110

       The accompanying Notes are an integral part of these Consolidated Financial Statements.

                           R&B, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2001 AND JUNE 24, 2000 (UNAUDITED)

1.  Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (Consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2001. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 30, 2000.

2.   Restructuring Charges

        In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $11.4 million ($7.5 million after tax or $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a work force reduction. A total of $9.8 million, representing inventory write downs, was charged to cost of sales and $1.6 million was charged to selling, general and administrative expenses. There were no significant changes to the plan. The following summarizes the restructuring charge and activity through June 30, 2001:


                                                          Employee        Facility
                                        Inventory        Termination      Shutdown
                                        Disposals          Benefits         Costs
                                     ----------------  --------------- ---------------
           (in thousands)                                                                   Total
------------------------------------ ----------------  --------------- --------------- ---------------
Initial Charge                                $ 9,800         $    475         $ 1,125         $11,400
Costs Incurred - 1999                               -            (124)           (300)           (424)
------------------------------------ ----------------  --------------- --------------- ---------------
Balance at December 25, 1999                    9,800              351             825          10,976
Costs Incurred - 2000                         (7,100)            (351)           (145)         (7,596)
------------------------------------ ----------------  --------------- --------------- ---------------
Balance at December 30, 2000                    2,700                -             680           3,380
Costs Incurred - 2001                           (800)                -           (180)           (980)
------------------------------------ ----------------  --------------- --------------- ---------------
Balance at June 30, 2001                      $ 1,900           $    -       $     500         $ 2,400
------------------------------------ ----------------  --------------- --------------- ---------------

3.   Inventories

      Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                       June 30,     December 30,
(in thousands)           2001           2000
------------------- -------------- --------------
Bulk product               $13,095        $15,170
Finished product            31,280         31,984
Packaging materials          3,607          3,611
------------------- -------------- --------------
Total                      $47,982        $50,765
=================== ============== ==============

4.   Intangible Assets

Intangible assets consist primarily of goodwill which is amortized over periods of 10 to 40 years. Total accumulated amortization as of June 30, 2001 was $8.6 million. Amortization expense of these assets was $0.4 million in the second quarter of 2001 and 2000, and $0.8 million for the twenty-six week periods ended June 30, 2001 and June 24, 2000.

5.   Freight Expense Reclassification

In the fourth quarter of fiscal 2000, the Company adopted the provisions of Emerging Issues Task Force (EITF)
Issue No. 00-01, "Accounting for Shipping and Handling Fees and Costs", by reclassifying freight expense from selling, general and administrative expense to cost of sales in all periods presented. The adoption of EITF 00-01 increased cost of sales and reduced selling, general and administrative expenses by $1.3 million and $2.5 million in the thirteen week and the twenty-six week periods ended June 24, 2000, respectively.

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

7. Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" (effective July 1, 2001) and SFAS No. 142, "Goodwill and Other Intangible Assets" (effective for the Company on January 1, 2002). SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill will no longer be amortized but instead will be subject to periodic impairment testing. The Company is in the process of evaluating the financial statement impact of adoption of SFAS No. 142.

                           R&B, INC. AND SUBSIDIARIES
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION
                            AND RESULTS OF OPERATIONS

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

The Company may experience significant fluctuations from quarter to quarter in its results of operations due to the timing of orders placed by the Company's customers. Generally, the second, third and fourth quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

In the fourth quarter of fiscal 2000, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 00-01, "Accounting for Shipping and Handling Fees and Costs", by reclassifying freight expense from selling, general and administrative expense to cost of sales in all periods presented. The adoption of EITF 00- 01 increased cost of sales and reduced selling, general and administrative expenses by $1.3 million and $2.5 million in the thirteen week and the twenty-six week periods ended June 24, 2000, respectively.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations.

                                                     Percentage of Net Sales
                            --------------------------------------------------------------------
                             For the Thirteen Weeks Ended     For the Twenty-six Weeks Ended
                            --------------------------------  ----------------------------------
--------------------------- --------------- ----------------  ---------------- -----------------
Net sales                       100.0%          100.0%             100.0%          100.0%
Cost of goods sold               65.9%           64.8%              66.5%           66.1%
--------------------------- --------------- ----------------  ---------------- -----------------
Gross profit                     34.1%           35.2%              33.5%           33.9%
Selling, general and
administrative expenses          28.3%           27.4%              29.0%           26.6%
--------------------------- --------------- ---------------   ---------------  -----------------
Income from operation             5.8%            7.8%               4.5%            7.3%
Interest expense, net             2.0%            2.9%               2.2%            3.3%
--------------------------- --------------- ----------------  ---------------- -----------------
Income before taxes               3.8%            4.9%               2.3%            4.0%
Provision for taxes               1.3%            1.8%               0.8%            1.4%
--------------------------- --------------- ----------------  ---------------- -----------------
Net income                        2.5%            3.1%               1.5%            2.6%
=========================== =============== ================  ================ =================

Thirteen Weeks Ended June 30, 2001
Compared to Thirteen Weeks Ended June 24, 2000

Net sales increased to $52.0 million for the thirteen weeks ended June 30, 2001 from $49.2 million for the same period in 2000. The second quarter sales increase is primarily attributable to sales from new initiatives in the Company's hard to find parts business as well as incremental 2001 revenues from the Company's third quarter 2000 initiative to supply Wal-Mart with its "Pik-a-Nut" brand of hardware and general use fasteners.

Cost of goods sold for the thirteen weeks ended June 30, 2001 increased to $34.3 million from $31.9 million for the same period last year. This increase in cost of sales was primarily attributable to higher sales levels in the current year. As a percentage of sales, gross profit for the thirteen weeks ended June 30, 2001 decreased to 34.1% from 35.2% in the prior year. This decline was a result of a change in sales mix towards lower margin product lines.

Selling, general and administrative expenses for the thirteen weeks ended June 30, 2001 increased to $14.7 million from $13.5 million for the same period last year. Approximately $0.5 million of this increase is a result of severance and other charges related to the consolidation of one of the Company's subsidiary operations in the second quarter of 2001. The remaining increase in selling, general and administrative expenses is due to increases in variable costs as a result of the higher sales levels experienced in the second quarter of fiscal 2001.

Interest expense, net, decreased to $1.1 million in the thirteen weeks ended June 30, 2001 from $1.4 million in the prior year due to lower borrowing levels.

Provisions for income taxes of $0.7 million and $0.9 million were recorded for the thirteen weeks ended
June 30, 2001 and June 24, 2000, respectively. The Company's effective tax decreased to 33.6% in the thirteen weeks ended June 30, 2001 from 35.7% in the prior year due to a higher mix of earnings from the Company's Swedish subsidiary which has a lower effective tax rate than the Company's other businesses.

Twenty-six Weeks Ended June 30, 2001
Compared to Twenty-six Weeks Ended June 24, 2000

Sale of Lift Support Inventory - During the first quarter of fiscal 2000, the Company sold all of its inventory and certain other assets related to its lift support product line as a result of a strategic decision to eliminate this product line. Results for the twenty-six weeks ended June 24, 2000 include non-recurring net sales of $5.5 million and gross profit of $1.6 million, attributable to the sale of the inventory and related assets. The gain on the sale was $1.6 million ($1.1 million after tax or $0.13 per share). In addition, net sales for the twenty-six weeks ended June 24, 2000 include $2.0 million in revenues from sales of this product line to customers prior to the sale of the assets of the product line.

Net sales decreased to $98.2 million for the twenty-six weeks ended June 30, 2001 from $102.5 million for the same period in 2000, or $97.0 million without the revenues from the sale of the lift support inventory described above. Net sales for the twenty-six weeks ended June 30, 2001 increased $1.2 million after adjusting prior year amounts for the lift support sale. This sales increase is the net effect of lower sales of certain subsidiary product lines, incremental 2001 revenues from the Company's third quarter 2000 initiative to supply Wal-Mart with its "Pik-a-Nut" brand of hardware and general use fasteners, and sales from new initiatives in the Company's hard to find parts business.

Cost of goods sold for the twenty-six weeks ended June 30, 2001 decreased to $65.3 million from $67.7 million for the same period last year, or $63.9 million without costs associated with the sale of the lift support inventory described above. The increase in cost of sales was $1.4 million after adjusting prior year amounts for the lift support sale. This increase was primarily attributable to the higher sales levels in the current year as well as a change in sales mix towards lower margin product lines.

Selling, general and administratvie expenses for the twenty-six weeks ended
June 30, 2001 increased
$28.4 million from $27.2 million for the same period last year. Approximately $0.5 million of this increase is a result of severance and other charges related to the consolidation of one of the Company's subsidiary operations in the second quarter of 2001. The remaining increase in selling, general and administrative expenses is due to increases in variable costs as a result of the higher sales levels experienced in the current year.

Interest expense, net, decreased to $2.2 million in the twenty-six weeks ended June 30, 2001 from $3.3 million in the prior year due to lower borrowing levels

Provisions for income taxes of $0.8 million and $1.5 million were recorded for the twenty-six weeks ended
June 30, 2001 and June 24, 2000, respectively. The Company's effective tax decreased to 33.8% in the twenty-six weeks ended June 30, 2001 from 35.0% in the prior year due to a higher mix of earnings from the Company's Swedish subsidiary which has a lower effective tax rate than the Company's other businesses.


Liquidity and Capital Resources


     The Company has financed its growth through the combination of cash flow from its operations, issuance of senior notes and borrowings under its revolving credit facilities. Working capital was $86.7 million as of June 30, 2001 and $83.3 million as of December 30, 2000. The Company believes that the cash generated from operations and borrowings available under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

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

        Prior to the March 2001 amendment, the Company had a revolving credit facility that provided for borrowings of up to $35 million with mandatory reductions throughout 2000 to $10 million at December 30, 2000. Borrowings under the facility were on an unsecured basis with interest at rates ranging from Libor plus 150 to 300 basis points. The loan agreement also contained covenants, the most restrictive of which pertained to net worth and the ratio of debt to EBITDA.

        There were no borrowings under the revolving credit facility at June 30, 2001. Borrowings under the revolving credit facility amounted to $6.0 million at June 24, 2000.

        Industrial Revenue Bonds. Construction of the Company's Warsaw, Kentucky facility in 1990 was funded by the Bonds. The Bonds bear interest at a variable rate (3.69% at June 30, 2001) payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due in July, 2009. Bond borrowings amounted to $2.7 million at June 30, 2001.

        Capitalized Leases. The Company's lease for its Pennsylvania facility is recorded as a capitalized lease in the Company's financial statements. In addition, the Company entered into three sale/leaseback transactions relating to computer hardware and software. The aggregate amount outstanding under all capital leases amounted to $3.4 million at June 30, 2001.

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

Cautionary Statement Regarding Forward Looking Statements

        Certain statements periodically made by or on behalf off the Company and certain statements contained herein including statements in Management's Discussion and Analysis of Financial Condition and
Results of Operations, such as statements regarding litigation, and certain other statements contained herein regarding matters that are not historical fact are forward looking statements (as such term is defined in the Securities Act of 1933), and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that cause actual results to differ materially include but are not limited to those factors discussed in the Company's Annual Report on Form 10-K under "Business - Investment Considerations."

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

        The Company uses derivative financial instruments, consisting of foreign currency forward purchase and sales contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange. Our primary exposure to changes in foreign currency rates results from changes in exchange rates on certain third-party trade receivables and payables of the Company's Swedish subsidiary. The aggregate fair value of all such contracts as of June 30, 2001 was approximately $1.0 million.

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

         EX-99        R&B, Inc. Audit Committee Charter

       (b) Reports on Form 8-K

        None

                                         SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 R & B, INC.



       Date August 9, 2001                       Richard Berman
                                                 ---------------
                                                 Richard Berman
                                                 President




       Date August 9, 2001                        Mathias J. Barton
                                                  ------------------
                                                  Mathias J. Barton
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer