Form 10-Q
period 2001-09-29
R & B INC
filed 2001-11-09
CIK 868780

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

                       For the quarterly period ended September 29, 2001

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

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 5, 2001 the Registrant had 8,653,783 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                            R & B, INC.

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                        September 29, 2001


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Income:
                 Thirteen Weeks Ended September 29, 2001 and
                        September 23, 2000 .........................      3
                 Thirty-nine Weeks Ended September 29, 2001 and
                        September 23, 2000 .........................      4

               Balance Sheets.......................................      5

               Statements of Cash Flows.............................      6

               Notes to Financial Statements........................      7

        Item 2.Management's Discussion and
                  Analysis of Financial Condition and
                  Results of Operations.............................      9

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................     13

        Item 6.Exhibits and Reports on Form 8-K.....................     13

        Signature     ..............................................     14

                                  PART I.  FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)



                                                              For the Thirteen Weeks Ended
                                                              -----------------------------
                                                              September 29,  September 23,
(in thousands, except per share data)                              2001        2000
-------------------------------------------------------------------------------------------
Net Sales                                                            $54,238        $49,700
Cost of goods sold                                                    35,767         32,626
-------------------------------------------------------------------------------------------
         Gross profit                                                 18,471         17,074
Selling, general and administrative expenses                          14,626         13,897
-------------------------------------------------------------------------------------------
         Income from operations                                        3,845          3,177
Interest expense, net                                                  1,063          1,322
-------------------------------------------------------------------------------------------
         Income before taxes                                           2,782          1,855
Provision for taxes                                                      960            644
-------------------------------------------------------------------------------------------
         Net Income                                                 $  1,822        $ 1,211
-------------------------------------------------------------------------------------------
Earnings Per Share
         Basic                                                         $0.21          $0.14
         Diluted                                                        0.21           0.14
-------------------------------------------------------------------------------------------
Average Shares Outstanding
         Basic                                                         8,560          8,428
         Diluted                                                       8,757          8,510



      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)




                                                              For the Thirty-nine Weeks Ended
                                                              -----------------------------
                                                              September 29,  September 23,
(in thousands, except per share data)                               2001       2000
-------------------------------------------------------------------------------------------
Net Sales                                                           $152,397       $152,185
Cost of goods sold                                                   101,086        100,371
-------------------------------------------------------------------------------------------
         Gross profit                                                 51,311         51,814
Selling, general and administrative expenses                          43,009         41,135
-------------------------------------------------------------------------------------------
         Income from operations                                        8,302         10,679
Interest expense, net                                                  3,280          4,658
-------------------------------------------------------------------------------------------
         Income before taxes                                           5,022          6,021
Provision for taxes                                                    1,718          2,101
-------------------------------------------------------------------------------------------
         Net Income                                                $   3,304        $ 3,920
-------------------------------------------------------------------------------------------
Earnings Per Share
         Basic                                                         $0.39          $0.47
         Diluted                                                        0.38           0.46
-------------------------------------------------------------------------------------------
Average Shares Outstanding
        Basic                                                          8,506          8,420
        Diluted                                                        8,592          8,509
-------------------------------------------------------------------------------------------



      The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                      September 29,     December 30,
 (in thousands, except share data)                         2001              2000
--------------------------------------------------- ----------------- -----------------
                                                        (unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                 $ 16,113         $   7,553
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $14,175 and $10,334      43,294            36,322
  Inventories                                                  43,137            50,765
  Deferred income taxes                                         6,385             4,896
  Prepaids and other current assets                             1,526             2,665
--------------------------------------------------- ----------------- -----------------
     Total current assets                                     110,455           102,201
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             19,921            23,332
Intangible Assets                                              29,969            31,358
Other Assets                                                    2,237             2,988
--------------------------------------------------- ----------------- -----------------
      Total                                                  $162,582          $159,879
--------------------------------------------------- ----------------- -----------------
Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                          $ 10,661           $ 2,583
  Accounts payable                                              7,745             8,159
  Accrued compensation                                          3,685             3,580
  Other accrued liabilities                                     5,892             4,617
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  27,983            18,939
Long-Term Debt                                                 54,967            65,066
Deferred Income Taxes                                           4,109             3,490
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,716,283 and 8,481,517               87                85
   Additional paid-in capital                                  34,854            34,229
   Cumulative translation adjustments                          (1,631)             (839)
   Retained earnings                                           42,213            38,909
   Total shareholders' equity                                  75,523            72,384
--------------------------------------------------- ----------------- -----------------
      Total                                                  $162,582          $159,879
--------------------------------------------------- ----------------- -----------------

     The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                    R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (unaudited)


                                                                   For the Thirty-nine Weeks Ended
                                                                --------------------------------------
                                                                  September 29,       September 23,
(in thousands)                                                         2001                2000
--------------------------------------------------------------- ------------------ -------------------
Cash Flows from Operating Activities:
Net income                                                                $  3,304             $ 3,920
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                             6,185               5,826
   Provision for doubtful accounts                                           1,060                 451
   Provision for deferred income taxes                                        (847)              1,548
   Provision for non-cash stock compensation                                   234                   -
Changes in assets and liabilities:
    Accounts receivable                                                     (8,249)              7,955
    Inventories                                                              7,082              14,334
    Prepaids and other current assets                                        1,100              (1,099)
    Other assets                                                               746                (173)
    Accounts payable                                                          (287)                234
    Other accrued liabilities                                                1,403                 310
--------------------------------------------------------------- ------------------ -------------------
       Cash provided by operating activities                                11,731              33,306
--------------------------------------------------------------- ------------------ -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                  (1,583)             (6,500)
     Cash (used in) investing activities                                    (1,583)             (6,500)
--------------------------------------------------------------- ------------------ -------------------
Cash Flows from Financing Activities:
  ACTIVITIES:  a
   Net (repayment) of revolving credit                                           -             (26,852)
                                                                                                12,297
   Repayments of term loans and capital lease obligations                   (1,981)               (341)
   Proceeds from capital lease obligations                                       -               1,524

   Proceeds from common stock issuances                                        393                 295
--------------------------------------------------------------- ------------------ -------------------
       Cash (used in) financing activities                                  (1,588)            (25,374)
--------------------------------------------------------------- ------------------ -------------------
Net Increase in Cash and Cash Equivalents                                    8,560               1,432
Cash and Cash Equivalents, Beginning of Period                               7,553               1,467

--------------------------------------------------------------- ------------------ -------------------
Cash and Cash Equivalents, End of Period                                  $ 16,113             $ 2,899
--------------------------------------------------------------- ------------------ -------------------
Supplemental Cash Flow Information
    Cash paid for interest expense                                       $   3,636             $ 4,572
    Cash paid for income taxes                                           $   1,335             $ 1,135

     The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                   R&B, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001 AND
                                 SEPTEMBER 23, 2000 (UNAUDITED)

1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 29, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2001. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 30, 2000.

2.  Restructuring Charges

        In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $11.4 million ($7.5 million after tax or $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a work force reduction. A total of $9.8 million, representing inventory write downs, was charged to cost of sales and $1.6 million was charged to selling, general and administrative expenses. There were no significant changes to the plan.
The following summarizes the restructuring charge and activity through September 29, 2001:


                                                    Employee
                                  Inventory        Termination        Facility
       (in thousands)             Disposals         Benefits          Shutdown            Total
                                                                        Costs
--------------------------------------------------------------------------------------------------
Initial Charge                     $ 9,800         $  475              $ 1,125           $11,400
Costs Incurred - 1999                  -             (124)                (300)             (424)
--------------------------------------------------------------------------------------------------
Balance at December 25, 1999         9,800            351                  825             10,976
Costs Incurred - 2000               (7,100)          (351)                (145)            (7,596)
--------------------------------------------------------------------------------------------------
Balance at December 30, 2000         2,700             -                   680              3,380
Cost Incurred - 2001                (1,300)            -                  (250)            (1,550)
--------------------------------------------------------------------------------------------------
Balance at September 29, 2001      $ 1,400         $   -                 $ 430            $ 1,830
--------------------------------------------------------------------------------------------------

3.  Inventories

        Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                     September 29,   December 30,
(in thousands)           2001            2000
------------------- --------------- ---------------
Bulk product                $11,943         $15,170
Finished product             27,841          31,984
Packaging materials           3,353           3,611
------------------- --------------- ---------------
Total                       $43,137         $50,765
------------------- --------------- ---------------

4.  Intangible Assets

        Intangible assets consist primarily of goodwill which is amortized over periods of 10 to 40 years. Total accumulated amortization as of September 29, 2001 was $9.0 million. Amortization expense of these assets was $0.4 million in the third quarter of 2001 and 2000, and $1.2 million for the thirty-nine week periods ended September 29, 2001 and September 23, 2000.

5.   Freight Expense Reclassification

        In the fourth quarter of fiscal 2000, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 00-01, "Accounting for Shipping and Handling Fees and Costs", by reclassifying freight expense from selling, general and administrative expense to cost of sales in all periods presented. The adoption of EITF 00-01 increased cost of sales and reduced selling, general and administrative expenses by $1.3 million and $3.8 million in the thirteen week and the thirty-nine week periods ended September 29, 2001, respectively.

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

    The Company may experience significant fluctuations from quarter to quarter in its results of operations due to the timing of orders placed by the Company's customers. Generally, the first quarter has the lowest level of customer orders, but the timing of the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

    In the fourth quarter of fiscal 2000, the Company adopted the provisions of Emerging Issues Task Force (EITF) Issue No. 00-01, "Accounting for Shipping and handling Fees and Costs", by reclassifying freight expense from selling, general and administrative expense to cost of sales in all periods presented. The adoption of EITF 00-01 increased cost of sales and reduced selling, general and administrative expenses by $1.3 million and $3.8 million in the thirteen week and thirty-nine week periods ended September 23, 2001, respectively.

Results of Operations

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Income.

                                               As a Percentage of Sales
                        ---------------------------------------------------------------------
                           For the Thirteen Weeks Ended     For the Thirty-nine Weeks Ended
                        --------------------------------- -----------------------------------
                         September 29,    September 23,    September 29,     September 23,
                             2001              2000             2001              2000
----------------------- ---------------  ---------------- ---------------- ------------------
Net sales                   100.0%            100.0%           100.0%            100.0%
Cost of goods sold           65.9%             65.6%            66.3%             66.0%
----------------------- ---------------  ---------------- ---------------- ------------------
Gross profit                 34.1%             34.4%            33.7%             34.0%
Selling, general and
 administrative expenses     27.0%             28.0%            28.3%             27.0%
----------------------- ---------------  ---------------- ---------------- ------------------
Income from operations        7.1%             6.4%             5.4%              7.0%
Interest expense, net         2.0%             2.7%             2.1%              3.0%
----------------------- ---------------  ---------------- ---------------- ------------------
Income before taxes           5.1%             3.7%             3.3%              4.0%
Provision for taxes           1.7%             1.3%             1.1%              1.4%
----------------------- ---------------  ---------------- ---------------- ------------------
Net income                    3.4%             2.4%             2.2%              2.6%
----------------------- ---------------  ---------------- ---------------- ------------------

Thirteen Weeks Ended September 29, 2001 Compared to
Thirteen Weeks Ended September 23, 2000


        Net sales increased $4.5 million, or 9.1%, to $54.2 million for the thirteen weeks ended September 29, 2001 from $49.7 million for the same period in 2000. This sales increase is primarily attributable to the successful introduction of several new products and stronger order patterns across all businesses.

        Cost of goods sold for the thirteen weeks ended September 29, 2001 increased to $35.8 million from $32.6 million for the same period last year. The increase in cost of sales is the result of higher sales levels in the current year and an additional provision for discontinued and excess inventories of $1.5 million in the current year. This additional provision is the result of the Company reassessing its inventory reserves and reserve methodology based upon recent product line updates and changes in the marketplace. As a percentage of sales, gross profit for the thirteen weeks ended September 29, 2001 decreased to 34.1% from 34.4% in the prior year. The decrease in gross profit percentage is the result of the $1.5 million inventory provision discussed above.

        Selling, general and administrative expenses for the thirteen weeks ended September 29, 2001 increased to $14.6 million from $13.9 million for the same period last year.. This increase is primarily the result of higher distribution costs due to the higher sales levels achieved in the current year. As a percentage of sales, selling, general and administrative expenses for the thirteen weeks ended September 29, 2001 decreased to 27.0% from 28.0% in the prior year. This decline in costs as a percentage of sales was the result of continued cost control initiatives by the Company.

        Interest expense, net, decreased to $1.1 million in the thirteen weeks ended September 29, 2001 from $1.3 million in the prior year due to lower borrowing levels.

         Provisions for income taxes of $1.0 million and $0.6 million were recorded for the thirteen weeks ended September 29, 2001 and September 23, 2000, respectively. The Company's effective tax rate was 34.5% in the thirteen weeks ended September 29, 2001 and 34.7% in the prior year.


Thirty-nine Weeks Ended September 29, 2001 Compared to
Thirty-nine Weeks Ended September 23, 2000

         Sale of Lift Support Inventory - During the first quarter of fiscal 2000, the Company sold all of its inventory and certain other assets related to its lift support product line as a result of a strategic decision to eliminate this product line. Results for the thirty-nine weeks ended September 23, 2000 include non-recurring net sales of $5.5 million and gross profit of $1.6 million, attributable to the sale of the inventory and related assets. The gain on the sale was $1.6 million ($1.1 million after tax or $0.13 per share).

          Net sales increased to $152.4 million for the thirty-nine weeks ended September 29, 2001 from $152.2 million for the same period in 2000, or $146.7 million without the revenues from the sale of the lift support inventory described above. Net sales for the thirty-nine weeks ended September 29, 2001 increased $5.7 million after adjusting prior year amounts for the lift support sale. This sales increase is primarily the result of incremental 2001 revenues from the Company's third quarter 2000 initiative to supply Wal-Mart with its "Pik-a-Nut" brand of hardware and general use fasteners. The Company also experienced sales increases from the successful introduction of several new products and stronger order patterns across all businesses in the third quarter of 2001; however, these increases were offset by lower sales of certain subsidiary product lines earlier in the year.

         Cost of goods sold for the thirty-nine weeks ended September 29, 2001 increased to $101.1 million from $100.4 million for the same period last year, or $96.5 million without costs associated with the sale of the lift support inventory described above. The increase in cost of sales is the result of higher sales levels in the current year and an additional provision for discontinued and excess inventories of $1.5 million in the current year. This additional provision is the result of the Company reassessing its inventory reserves based upon recent product line updates and changes in the automotive aftermarket.

         Selling, general and administrative expenses for the thirty-nine weeks ended September 29, 2001 increased to $43.0 million from $41.1million for the same period last year. Approximately $0.5 million of this increase is a result of severance and other charges related to the consolidation of one of the Company's subsidiary operations in the second quarter of 2001. The remaining increase in selling, general and administrative expenses is due to increases in variable costs as a result of the higher sales levels experienced in the current year.

        Interest expense, net, decreased to $3.3 million in the thirty-nine weeks ended September 29, 2001 from $4.7 million in the prior year due to lower borrowing levels.

        Provisions for income taxes of $1.7 million and $2.1 million were recorded for the thirty-nine weeks ended September 29, 2001 and September 23, 2000, respectively. The Company's effective tax decreased to 34.2% in the thirty-nine weeks ended September 29, 2001 from 34.9% in the prior year due to a higher mix of earnings from the Company's Swedish subsidiary which has a lower effective tax rate than the Company's other businesses.


Liquidity and Capital Resources

        The Company has financed its growth through the combination of cash flow from its operations, issuance of senior notes and borrowings under its credit facilities and industrial revenue bonds. Working capital was $82.5 million as of September 29, 2001 and $83.3 million as of December 30, 2000. The Company believes that the cash generated from operations and borrowings under its revolving credit facility will be sufficient to meet the Company's working capital needs and to fund expansion for the foreseeable future.

        Net cash provided by operating activities was $11.7 million for the thirty-nine weeks ended September 29, 2001 and $33.3 million in the comparable period in 2000. Significant net cash flow was provided by operating activities in the thirty-nine weeks ended September 29, 2001 and September 23, 2000 as a result of the Company's focus on improving working capital management during these periods. During 2001, net income, non-cash provisions for depreciation, amortization, doubtful accounts and non-cash stock compensation as well as reductions in inventory, prepaid expenses and other asset levels and increases in other liabilities provided $21.1 million in positive cash flow. These increases were partially offset by $9.4 million in cash used as a result of an increase in accounts receivable, slightly lower accounts payable and a non-cash benefit for deferred income taxes. During 2000, net income, non-cash provisions for depreciation, amortization, doubtful accounts and deferred taxes as well as lower accounts receivable and inventory levels and increases in accounts payable and other liabilities provided $34.6 million in positive cash flow. These increases were partially offset by $1.3 million in cash used to increase prepaid expenses and other assets.

        Net cash used in investing activities was $1.6 million for the thirty-nine weeks ended September 29, 2001 and $6.5 million in the comparble period in 2000. In both periods, additions to property, plant and equipment were the primary uses of cash.

        Net cash used in financing activities was $1.6 million for the thirty-nine weeks ended September 29, 2001 and $25.4 million in the comparable period in 2000. Cash generated from operating and investing activities was used to reduce borrowing levels by $2.0 million in the thirty-nine weeks ended September 29, 2001 and $27.2 million in the comparable period in 2000. Financing activities generated $0.4 million in cash in 2001 from common stock issuance proceeds, and $1.8 million in cash in 2000 from common stock issuances and capital lease financing.

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

        There were no borrowings under the revolving credit facility at September 29, 2001. Borrowings under the revolving credit facility amounted to $1.5 million at September 23, 2000.

        Industrial Revenue Bonds. Construction of the Company's Warsaw, Kentucky facility in 1990 was funded by the Bonds. The Bonds bear interest at a variable rate (2.5% at September 29, 2001) payable monthly and require annual principal payments of $300,000 or $350,000 in alternating years with the final payment due in July, 2009. Bond borrowings amounted to $2.7million at September 29, 2001.

        Capitalized Leases. The Company's lease for its Pennsylvania facility is recorded as a capitalized lease in the Company's financial statements. In addition, the Company has entered into three sale/leaseback transactions relating to computer hardware and software. The aggregate amount outstanding under all capital leases amounted to $2.9 million at September 29, 2001.

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

        The Company uses derivative financial instruments, consisting of foreign currency forward purchase and sales contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange. Our primary exposure to changes in foreign currency rates results from changes in exchange rates on certain third-party trade receivables and payables of the Company's Swedish subsidiary. The aggregate fair value of all such contracts as of September 29, 2001 was approximately $0.6 million.

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

                                                 R & B, INC.



Date  November 9, 2001                           Richard Berman
      ----------------                           -----------------
                                                 Richard Berman
                                                 President




Date  November 9, 2001                            Mathias J. Barton
      ----------------                            ------------------
                                                  Mathias J. Barton
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer