Form 10-K
period 2001-12-29
R & B INC
filed 2002-03-19
CIK 868780

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

                          For the fiscal year ended December 29, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 18, 2002 the Registrant had 8,481,827 common shares, $.01 par value, outstanding, and the aggregate market value of voting stock held by non-affiliates of the Registrant was $33,727,000.

                               DOCUMENTS INCORPORATED BY REFERENCE

PART III - Certain information from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 23, 2002.

--------------------------------------------------------------------------------

                                   R & B, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                DECEMBER 29, 2001

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
               Product Development. . . . . . . . . . . . . . . . . . . . . .5
               Sales and Marketing. . . . . . . . . . . . . . . . . . . . . .6
               Manufacturing. . . . . . . . . . . . . . . . . . . . . . . . .6
               Packaging, Inventory and Shipping. . . . . . . . . . . . . . .7
               Competition. . . . . . . . . . . . . . . . . . . . . . . . . .7
               Proprietary Rights. . . . . . . . . . . . . . . . . . . . . . 7
               Employees. . . . . . . . . . . . . . . . . . . . . . . . . . .8
               Investment Considerations. . . . . . . . . . . . . . . . . . .8

Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . .9
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . . 10
Item 4.1 Certain Executive Officers of the Registrant. . . . . . . . . . . . 10

                                     Part II

Item 5.  Market for Registrant's Common Equity and
              Related Shareholder Matters. .. . . . . . . . . . . . . . . . .12
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .12
Item 7.  Management's Discussion and Analysis of Results of Operations
              and Financial Condition.. . . . . . . . . .. . . . . . . .. . .13
Item 8.  Consolidated Financial Statements and Supplementary Data. . . . . . 18
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure... . . . . . . . . . . . . . . . . . .34

                                               Part III

Item 10.  Directors and Executive Officers of the Registrant. . . . . . . . .35
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . .35
Item 12.  Security Ownership of Certain Beneficial Owners and Management. . .35
Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . .35

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K. ..35
               Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . 38
               Report of Independent Public Accountants on
                     Financial Statement Schedule. . . .. . . . . . . . . . .39
               Financial Statement Schedule. . . . . . . . . . . . . . . . . 40

                                                PART I

Item 1. Business.

General

        R&B, Inc. was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, "R&B" or the "Company" refers to R&B, Inc. and its subsidiaries.

        The Company is a leading supplier of "hard-to-find" parts, fasteners and service line products primarily for the automotive aftermarket, a market segment which it helped to establish. The Company designs, packages and markets over 60,000 different automotive replacement parts, fasteners and service line products manufactured to its specifications, with approximately half consisting of "hard-to-find" parts and fasteners. "Hard-to-find" parts are those which were traditionally available to consumers only from original equipment manufacturers or junk yards and include, among other parts, window handles, headlamp aiming screws, power steering filler caps, pedal pads and carburetor pre-heater hoses. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 89% of the Company's products are sold under its brand names and the remainder are sold for resale under customers' private labels, other brands or in bulk.
 The Company's products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and The Pep Boys), national, regional and local warehouse distributors (such as Auto Value, Carquest and NAPA) and specialty markets including parts manufacturers for resale under their own private labels (such as Federal Mogul and Dana) and salvage yards. Through its Scan-Tech subsidiary, the Company is increasing its international distribution of automotive replacement parts, with sales into Europe, the Middle East and the Far East.

The Automotive Aftermarket

        The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for sales of approximately $175 billion in 2001, and parts for heavy duty trucks, which accounted for sales of approximately $64 billion in 2001. The Company currently markets products primarily for passenger cars and light trucks.

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

Products

        The Company sells over 60,000 different automotive replacement parts, fasteners and service line products to meet a variety of needs, including "hard-to-find" parts sold under one of the Motormite(R) family of brands such as the HELP!(R) brand name, a comprehensive array of automotive and hardware fasteners sold under the Dorman(R) and Pik-A- Nut(R) family of brand names, service line products sold under the Champ(R) family of brand names and traditional automotive replacement parts sold under the Company's other brand names as well as under customers' private label brands. Approximately 89% of the Company's revenues are derived from products sold under its more than sixty brand names.

Motormite(R) - brand names within the Motormite(R) master brand represent the Company's "hard-to-find" parts, including, among others, the following:

* HELP!(R)                   - An extensive array of replacement parts,
                             including window handles, knobs and switches, door handles, interior trim parts, headlamp aiming screws and retainer rings, radiator parts, battery hold-down bolts, valve train parts and power steering filler caps

* Conduct-Tite!(R)           - Electrical connectors

* Mighty Flow!(R)            - Air intake, carburetor preheater and defroster
                             duct hoses

* Look!(R)                   - Sideview mirror glass

* Pedal- UP!TM               - Automotive pedal pads

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

Pik-A-Nut(R) - the Pik-A-Nut (R) brand represents the Company's fasteners for automotive retail, specialty automotive and mass merchant markets

Platinum Parts TM - the Platinum Parts TM brand represents the Company's automotive replacement parts and supplies for salvage yards

Brakeware(R) and Tru-Torque(R) - these brands represent the Company's hydraulic brake parts, including wheel cylinders and related hardware

        The remainder of the Company's revenues are generated by the sale of parts packaged by the Company, or others, for sale in bulk or under the private labels of parts manufacturers (such as Federal Mogul and Dana), national warehouse distributors (such as NAPA) and automobile manufacturers or their dealers. During the years ended December 2001, 2000 and 1999, no single product or related group of products accounted for more than 10% of gross sales.

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

        Ideas for expansion of the Company's product lines arise through a variety of sources. The Company maintains an in-house product management staff that routinely generates ideas for new parts and expansion of existing lines. Fur ther, the Company maintains an "800" telephone number and an Internet site for "New Product Suggestions" and receives, either directly or through its sales force, many ideas from the Company's customers as to which types of presently unavailable parts the ultimate consumers are seeking.

        Each new product idea is reviewed by the Company's product management staff, as well as by members of the production, sales, finance, marketing and administrative staffs. In determining whether to produce an individual part or a line of related parts, the Company considers the number of vehicles of a particular model to which the part may be applied, the potential for modifications which will allow the product to be used over a broad range of makes and models, the average age of the vehicles in which the part would be used and the failure rate of the part in question. This review process winnows the many new product suggestions to those most likely to enhance the Company's existing product lines or to support new product lines.

Sales and Marketing

        The Company markets its parts to three groups of purchasers who in turn supply individual consumers and professional installers:

               (i) Approximately 44% of the Company's revenues are generated from sales to automotive aftermarket retailers (such as AutoZone, Advance and The Pep Boys), local independent parts wholesalers and national general merchandise chain retailers. The Company sells some of its products to virtually all major chains of automotive aftermarket retailers;

               (ii) Approximately 28% of the Company's revenues are generated from sales to warehouse distributors (such as Auto Value, Carquest and NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

               (iii) The balance of the Company's revenues are generated from international sales and sales to special markets, which include, among others, mass merchants (such as Wal-Mart) salvage yards and the parts distribution systems of parts manufacturers (such as Federal Mogul and Dana).

The Company utilizes a number of different methods to sell its products. The Company's more than 40 person direct sales force solicits purchases of the Company's products directly from customers, as well as managing the activities of more than 10 independent manufacturer's representative agencies. The Company uses independent manufacturer's represen tative to help service existing retail and warehouse distribution customers, providing frequent on-site contact. The sales focus is designed to increase sales by adding new product lines and expanding product selection within existing customers and secure new customers. For certain of its major customers, and its private label purchasers, the Company relies primarily upon the direct efforts of its sales force, who, together with the marketing department and the Company's executive officers, coordinate the more complex pricing and ordering requirements of these accounts.

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

        The Company currently services more than 12,000 active accounts. During 2001, 2000 and 1999, one customer (AutoZone), accounted for approximately 24%, 20% and 21% of sales, respectively.


Manufacturing

        Substantially all of the products sold by the Company are manufactured to its specifications by third parties. Because numerous contract manufacturers are available to manufacture its products, the Company is not dependent upon the services of any one contract manufacturer or any small group of them, so no one vendor supplies 10% or more of the Company's products. In 2001, as a percentage of the total dollar volume of purchases made by the Company, approximately 61% of the Company's products were purchased from various suppliers throughout the United States and approximately 39% of the Company's products were purchased directly from a variety of foreign countries.

        Once a new product has been developed, the Company's engineering department produces detailed engineering drawings and prototypes which are used to solicit bids for manufacture from a variety of vendors in the United States and abroad. After a vendor is selected, tooling for a production run is produced by the vendor at the Company's expense. A pilot run of the product is produced and subjected to rigorous testing by the Company's engineering department and, on occasion, by outside testing laboratories and facilities in order to evaluate the precision of manufacture and the resiliency and structural integrity of the materials used. If acceptable, the product then moves into full production.


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

Employees

        At December 29, 2001, the Company had 955 employees, of whom 913 were employed full-time and 42 were employed part-time. Of these employees, 677 were engaged in production, inventory, or quality control, 44 were involved in product development and brand management, 73 were employed in sales and order entry, and the remaining 161, including the Company's 7 executive officers, were devoted to administration, finance and strategic planning.

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

        Concentration of Sales to Certain Customers. A significant percentage of the Company's sales have been, and will continue to be, concentrated among a relatively small number of customers. In 2001, 2000 and 1999 one customer (AutoZone) accounted for approximately 24%, 20% and 21% of sales, respectively. The Company anticipates that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on the Company's sales and operating results. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business-Sales and Marketing."

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

        Control by Officers, Directors and Family Members. Richard N. Berman and Steven L. Berman, who are officers and directors of the Company, their father, Jordan S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, beneficially own approximately 51% of the outstanding Common Stock and are able to elect the Board of Directors, determine the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and control the policies of the Company.

Item 2.  Properties.

Facilities

The Company currently has 12 warehouse and office facilities located throughout the United States, Sweden and Korea. Three of these facilities are owned and the remainder are leased. The Company's headquarters and principal warehouse facilities, are as follows:

        Location             Description
        -------------------  ---------------------------------------------------
        Colmar, PA           Warehouse and office - 334,000 sq. ft. (leased) (1)
        Warsaw, KY           Warehouse and office - 326,000 sq. ft. (owned)
        Carrollton, GA       Warehouse and office - 100,000 sq. ft. (leased) (2)
        Baltimore, MD        Warehouse and office - 83,000 sq. ft. (leased)
        Allentown, PA        Warehouse and office - 65,000 sq. ft. (leased)
        Louisiana, MO        Warehouse and office - 62,000 sq. ft. (owned)

In the opinion of management, the Company's existing facilities are in good condition.
-----------------
(1) Leased by the Company from a partnership (the "partnership") of which Richard N. Berman, President and Chief Executive Officer of the Company, and Steven L. Berman, Executive Vice President of the Company, their father, Jordan
S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners. Under the lease the Company paid rent of $3.45 per square foot ($1.2 million per year) in 2001. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. The lease also provides that, as between the Company and the related partnership lessor, the lessor and its partners will bear any environmental liability and all related expenses, including legal expenses, incurred by the Company or the lessor as a result of matters which arose other than from activities of the Company (although for any environmental liability arising from the Company's activities, the Company will bear all such liability and any related expenses, including legal expenses, incurred by the Company or the lessor). The lease will expire on December 28, 2002. The Company is currently negotiating a lease renewal with the Partnership. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

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

(2) Leased by the Company from a partnership (the "partnership") of which Richard N. Berman, President and Chief Executive Officer of the Company, and Steven L. Berman, Executive Vice President of the Company, their father, Jordan
S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners. Under the lease, the Company paid rent of $2.68 per square foot ($0.28 million per year) in 2001. The Company is currently not using this facility and is working with the partnership to either sell or sublease the facility. The lease expires on January 2, 2005. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 2001.


Item 4.1  Certain Executive Officers of the Registrant.

        The following table sets forth certain information with respect to the executive officers of the Company:

Name                    Age   Position with the Company

Mathias J. Barton       42    Senior Vice President, Chief Financial Officer

Richard N. Berman       45    President, Chief Executive Officer, Chairman of
                              the Board of Directors, and Director

Steven L. Berman        42    Executive Vice President, Secretary-Treasurer, and
                                  Director

Edward L. Dean          45    Senior Vice President, Marketing

David A. Eustice        41    Senior Vice President, Chief Operating Officer

Ronald R. Montgomery    60    Senior Vice President, Sales

Barry D. Myers          42    Senior Vice President, General Counsel and
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

        Richard N. Berman has been President, Chief Executive Officer and a Director of the Company since its incep tion in October 1978. He is a graduate of the University of Pennsylvania.

        Steven L. Berman has been Executive Vice-President, Secretary-Treasurer and a Director of the Company since its inception. He attended Temple University.

        Edward L. Dean joined the Company in November 1997 as Vice President, Marketing and was named Senior Vice President, Marketing in December 1999. Prior to joining the Company Mr. Dean was the Vice President of Sales with Angelo Brothers Company from May of 1989 to November of 1997. Angelo is a leading supplier of light bulbs and lighting products to the electrical distributor and home center markets. He is a graduate of Cincinnati Technical College.

        David A. Eustice joined the Company in December 1996 as Vice President, Operations and was named Chief Operating Officer in January 1998. Prior to joining the Company Mr. Eustice was the Vice President of Operations with the Baldwin Hardware Division of Masco Corporation. Baldwin is a high end manufacturer and international distributor of architectural hardware. From August 1990 to January 1994, Mr. Eustice was a Senior Project Manager for USC Consulting, a operational improvement firm. While with USC Consulting, Mr. Eustice consulted to clients including IBM, Copper Industries, PPG Industries and Masco Corporation. Mr. Eustice received his Masters degree from the Wharton School at the University of Pennsylvania.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

        The Company's shares of common stock are traded publicly in the over-the-counter market under the NASDAQ system. At March 18, 2002 there were 50 holders of record of common stock, representing more than 1,500 beneficial owners. The last price for the Company's common stock on March 18, 2002, as reported by NASDAQ, was $8.30 per share. Since the Company's initial public offering, it has paid no cash dividends. The Company does not presently contemplate paying any such dividends in the foreseeable future. The range of high and low sales prices for the Company's common stock for each quarterly period of 2001 and 2000 are as follows:


                            2001                     2000
                   -----------------------  -----------------------
                      High        Low          High        Low
------------------ ---------- ------------  ---------- ------------
First Quarter       $2.63       $1.66          $6.00        $2.38
Second Quarter       3.80        2.00           3.50         2.25
Third Quarter        4.50        2.69           3.13         2.50
Fourth Quarter       7.35        3.00           2.75         1.19





Item 6.  Selected Financial Data.
                                 Selected Consolidated Financial Data


                                                          Year Ended December
                               -------------------------------------------------------------------------
(in thousands,                       2001         2000 (a)      1999(b)          1998           1997
except per share data)
-----------------------------  --------------  ------------ -------------- --------------- -------------
Statement of Operations Data:
   Net sales                         $201,668      $201,390      $236,689        $178,301    $153,046
   Income from operations              12,266        12,308         1,633          16,419      14,784
   Net income (loss)                    5,229         4,095        (3,602)          7,556       6,714
   Earnings (loss) per share:
      Basic                              0.61          0.49         (0.43)           0.91        0.83
      Diluted                            0.60          0.48         (0.43)           0.90        0.83
Balance Sheet Data:
   Total assets                       163,163       159,879       188,004         183,948     128,707
   Working capital                     81,068        83,262        96,612          97,620      58,609
   Long-term debt                      53,511        65,066        85,283          80,004      44,336
   Shareholders' equity                75,162        72,384        68,234          71,614      61,162


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

       The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. Results for the fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999 were fifty-two weeks, fifty-three weeks, and fifty-two weeks, respectively.

Critical Accounting Policies

        The Securities and Exchange Commission ("SEC") recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

        The Company's significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, the following policies could be deemed to be critical within the SEC definition:

        Allowance for Doubtful Accounts. The preparation of the Company's financial statements requires management to make estimates of the uncollectability of its accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer credit-worthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of the Company's accounts receivable have been, and will continue to be, concentrated among a relatively small number of customers. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company's sales and operating results. The Company's allowance for doubtful accounts amounted to $0.9 million as of December 29, 2001.

        Allowance for Customer Credits. Management must make estimates of potential future product returns and sales allowances granted to induce customers to purchase products from the Company. Management analyzes historical returns, current economic conditions and changes in demand and acceptance of the

Company's products when evaluating the adequacy of reserves for customer credits. Management judgements and estimates must be made and used in connection with establishing reserves for customer credits in any accounting period. Material differences in the amount and timing of customer credits for any period may result if management made different judgments or utilized different estimates for the reserves. Reserves for customer credits were $14.2 million as of December 29, 2001.

        Excess and Obsolete Inventory Reserves. Management must make estimates of potential future excess and obsolete inventory costs. The Company provides reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates. The Company maintains contact with its customer base in order to understand buying patters, customer preferences and the life cycle of its products. Changes in customer requirements are factored into the reserve needs as needed. During 2001, the Company revised its estimates which resulted in an increased provision for excess and obsolete inventory of $3.6 million. Reserves for excess and obsolete inventory were $9.6 million as of December 29, 2001.

Restructuring Charges

        In the fourth quarter of fiscal 1999, the Company recorded a restructuring charge of $11.4 million ($7.5 million after tax or $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a work force reduction of 158 people. A total of $9.8 million, representing inventory write downs, was charged to cost of sales and $1.6 million was charged to selling, general and administrative expenses. In 2001, the Company determined that it had $0.2 million in excess facility shutdown reserves which were credited to selling, general and administrative expenses.

Sale of Lift Support Assets

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

                                              Percentage of Net Sales
                              --------------------------------------------------------
                                                     Year Ended
                              --------------------------------------------------------
                                 December 29,       December 30,      December 25,
                                     2001               2000              1999
----------------------------- ------------------  ---------------- -------------------
Net sales                           100.0%            100.0%              100.0%
Cost of goods sold                   65.6              65.9                71.3
----------------------------- ------------------  ---------------- -------------------
Gross profit                         34.4              34.1                28.7
Selling, general and
  administrative expenses            28.3              28.0                28.0
----------------------------- ------------------  ---------------- -------------------
Income from operations                6.1               6.1                 0.7
Interest expense, net                 2.1               3.0                 3.0
----------------------------- ------------------  ---------------- -------------------
Income (loss) before taxes            4.0               3.1                (2.3)
Provision (benefit) for taxes         1.4               1.1                (0.8)
----------------------------- ------------------  ---------------- -------------------
Net income (loss)                     2.6%              2.0%               (1.5)%
============================= ==================  ================ ===================

2001 Compared to 2000

        Net sales increased to $201.7 million in 2001 from $201.4 million in 2000, or $195.9 million without revenues from the sale of the lift support inventory described above. Net sales in 2001 increased $5.8 million, or 3.0%, after adjusting prior year amounts for the lift support sale. The sales increase is primarily the result of incremental 2001 revenues from the Company's third quarter 2000 initiative to supply Wal-Mart with its "Pik-a- Nut" brand of hardware and general use fasteners. The Company also experienced sales increases from the successful introduction of several new products lines in 2001 to existing customers. These sales increases were offset by lower 2001 sales from discontinued product lines of certain subsidiaries and a fifty-three week period in fiscal 2000.

        Cost of goods sold decreased to $132.4 million in 2001 from $132.6 million in 2000. Fiscal 2000 cost of sales were $128.8 million without costs associated with the sale of the lift support inventory described above. Cost of goods sold as a percentage of sales decreased slightly to 65.6% from 65.7% before the lift support sale in 2000. The decline in cost of goods sold as a percentage of sales is the result of lower materials and operating costs achieved through several cost reduction initiatives which were offset by increased provisions for discontinued and excess inventories in the current year. The Company provides reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates. During 2001, the Company revised its estimates which resulted in an increased provision of $3.6 million.

        Selling, general and administrative expenses in 2001 increased to $57.0 million from $56.5 million in 2000, an increase of $0.5 million, or 0.9%. The increase in selling, general and administrative costs in 2001 was primarily the result of severance and related costs associated with the Company's consolidation of subsidiary operations as well as higher bad debt provisions due to customer financial difficulties.

        Interest expense, net decreased to $4.3 million in 2001 from $6.0 million in 2000 due to lower borrowing levels in 2001. Borrowing levels declined as a result of increased operating cash flow and lower capital spending.

        The Company's effective tax rate decreased to 34.4% in 2001 from 34.8% in the prior year due to a higher mix of earnings from the Company's Swedish subsidiary which has a lower effective tax rate than the Company's other businesses.

2000 Compared to 1999

        Net sales decreased to $201.4 million in 2000 from $236.7 million in 1999, a decrease of $35.3 million or 14.9%. The sales decline is the result of lower sales in substantially all of the Company's product lines due to weak automotive aftermarket conditions and the Company's strategic decision to eliminate unprofitable products in connection with the restructuring of its business in the fourth quarter of 1999. In addition, the sale of the lift support inventory mentioned previously accounted for approximately $6.0 million of the net sales reduction in 2000. This sales reduction was substantially offset by revenues from a new fiscal 2000 initiative to sell the Company's "Pik-a-Nut" brand of hardware and general use fasteners to Wal-Mart. Net income in 2000 was negatively impacted by start up losses from this and other new initiatives.

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

Liquidity and Capital Resources

        Historically, the Company has financed its growth through a combination of cash flow from operations and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. During fiscal 2000 and 2001 the Company improved its inventory management and more aggressively managed other components of working capital. In addition, capital spending levels were reduced in 2001. These initiatives resulted in increased cash flow from operations in 2000 and 2001 which were used to reduce borrowing levels in both years. At December 29, 2001 working capital was $81.1 million, total long-term debt (including the current portion) was $65.0 million and shareholders' equity was $75.2 million. Cash and cash equivalents as of December 29, 2001 totaled $21.7 million.

        In August 1998, the Company completed a private placement of $60.0 million in Senior Notes ("Notes") due August 21, 2008 on an unsecured basis. The ten-year Notes bear a 6.81% fixed interest rate, payable quarterly, with an initial four-year interest only period. Annual repayments at the rate of $8.6 million are due beginning in August 2002.

        The Company's lease for its Pennsylvania facility is recorded as a capitalized lease in the Company's financial statements. In addition, the Company has entered into three sale/leaseback transactions relating to computer hardware and software. The aggregate amount outstanding under all capital leases amounted to $2.5 million at December 29, 2001.

        In March 2001, the Company amended its Revolving Credit Facility. The amended agreement provides for a $10.0 million facility for a three-year term that expires in March 2004. Borrowings under the amended facility are on an unsecured basis with interest at rates ranging from Libor plus 150 to Libor plus 275 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. There were no borrowings under the amended credit facility in 2001.

        Operating cash flow was $21.5 million in fiscal 2001. The primary sources of cash flow were net income, depreciation and amortization charges and reduced inventory levels. Inventory levels were reduced in 2001 through more disciplined inventory management. This resulted in cash generated of $5.2 million in fiscal 2001.

        Additions to property, plant and equipment required $1.9 million in cash in 2001. Capital expenditures were primarily for upgrades to information systems hardware, purchases of packaging equipment designed to improve operational efficiencies and scheduled equipment replacements. Total capital spending in 2001 declined significantly from 2000 and 1999 spending levels of $6.8 and $7.9 million, respectively. Fiscal 2000 spending included one time expenditures for equipment in connection with the Company's initiative to supply Wal-Mart with its "Pik-a-Nut" brand of hardware and general use fasteners. Fiscal 1999 expenditures included spending related to a number of non-recurring information systems and customer-related projects.

        Financing activities required $5.5 million in cash during 2001. During 2001 the Company amended certain agreements related to its 1998 acquisition of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech"). As a result of this transaction, the Company purchased and canceled 250,000 shares of its common stock issued in connection with the acquisition and canceled the earn out provisions of the acquisition agreement in exchange for consideration of $3.2 million to be paid by the Company in installments through December 2005. After the initial $0.8 million payment in 2001, this transaction increased total debt at December 29, 2001 by $2.5 million. Repayments of loans and capital leases resulted in the use of $5.9 million in cash. These repayments included the payoff of an Industrial Revenue Bond with a balance of $2.9 million at December 30, 2000.

        The Company believes that cash on hand, cash generated from operations together with available sources of capital are sufficient to meet ongoing cash needs for the foreseeable future.

        Foreign Currency Fluctuations. In 2001, approximately 39% of the Company's products were pur chased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuation in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, to the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase. The Company attempts to lessen the impact of these currency fluctuations by resourcing its purchases to other countries.

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

        The Company uses derivative financial instruments, consisting of foreign currency forward purchase and sales contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange. Its primary exposure to changes in foreign currency rates results from changes in exchange rates on certain third-party trade receivables and payables of the Company's Swedish subsidiary. There were no forward purchase or sales contracts outstanding as of December 29, 2001.

Item 8.  Financial Statements and Supplementary Data.

        The financial statement schedules of the Company that are filed with this Report on Form 10-K are listed in Item 14(a)(2), Part IV, of this Report.

                   Report of Independent Public Accountants

To R&B, Inc.:

We have audited the accompanying consolidated balance sheets of R&B, Inc. (a Pennsylvania corporation) and subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three fiscal years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of R&B, Inc. and subsidiaries as of December 29, 2001 and December 30, 2000 and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States.

                                           Arthur Andersen LLP

Philadelphia, Pennsylvania
February 13, 2002



                                   R&B, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         52 Weeks Ended  53 Weeks Ended  52 Weeks Ended
                                                          ---------------------------------------------
                                                           December 29,    December 30,   December 25,
(in thousands, except per share data)                          2001             2000        1999
-------------------------------------------------------------------------------------------------------
Net Sales                                                        $201,668        $201,390      $236,689
Cost of goods sold                                                132,353         132,621       168,730
-------------------------------------------------------------------------------------------------------
         Gross profit                                              69,315          68,769        67,959
Selling, general and administrative expenses                       57,049          56,461        66,326

-------------------------------------------------------------------------------------------------------
         Income from operations                                    12,266          12,308         1,633
Interest expense, net of interest income of $439, $93, and $-       4,289           6,032         6,961
-------------------------------------------------------------------------------------------------------
         Income (loss) before income taxes                          7,977           6,276        (5,328)
Income taxes                                                        2,748           2,181        (1,726)
-------------------------------------------------------------------------------------------------------
         Net income (loss)                                     $    5,229       $   4,095   $    (3,602)
=======================================================================================================
Earnings (Loss) Per Share:
         Basic                                                 $     0.61      $     0.49  $      (0.43)
         Diluted                                               $     0.60      $     0.48  $      (0.43)
=======================================================================================================
Weighted Average Shares Outstanding:
        Basic                                                       8,529           8,439         8,375
        Diluted                                                     8,647           8,523         8,375
=======================================================================================================



     The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                   R&B, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS


                                                                          December 29,    December 30,
 (in thousands, except share data)                                             2001            2000
------------------------------------------------------------------------ --------------- ---------------

Assets
Current Assets:
   Cash and cash equivalents                                                 $    21,689   $       7,553
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $15,110 and $10,334                         36,700          36,322
  Inventories                                                                     45,036          50,765
  Deferred income taxes                                                            7,469           4,896
  Prepaids and other current assets                                                1,352           2,665
------------------------------------------------------------------------ --------------- ---------------
     Total current assets                                                        112,246         102,201
------------------------------------------------------------------------ --------------- ---------------
Property, Plant and Equipment, net                                                18,744          23,332
Goodwill                                                                          30,422          31,358
Other Assets                                                                       1,751           2,988
------------------------------------------------------------------------ --------------- ---------------
      Total                                                                    $ 163,163       $ 159,879
======================================================================== =============== ===============

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                                         $     11,481      $    2,583
  Accounts payable                                                                 8,327           8,159
  Accrued compensation                                                             6,145           3,580
  Other accrued liabilities                                                        5,225           4,617
------------------------------------------------------------------------ --------------- ---------------
    Total current liabilities                                                     31,178          18,939
------------------------------------------------------------------------ --------------- ---------------
Long-Term Debt                                                                    53,511          65,066
Deferred Income Taxes                                                              3,312           3,490
Commitments and Contingencies  (Note 11)
Shareholders' Equity:
   Common stock, par value $.01; authorized 25,000,000 shares;
     issued and outstanding 8,466,482 and 8,481,517 shares                            85              85
  Additional paid-in capital                                                      32,501          34,229
  Cumulative translation adjustments                                              (1,562)           (839)
  Retained earnings                                                               44,138          38,909
------------------------------------------------------------------------ --------------- ---------------
    Total shareholders' equity                                                    75,162          72,384
------------------------------------------------------------------------ --------------- ---------------
      Total                                                                    $ 163,163       $ 159,879
======================================================================== =============== ===============

    The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                   R&B, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                   Common Stock
                                               --------------------
                                                                     Additional   Cumulative
                                                   Shares    Par      Paid-In     Translation   Retained
(in thousands, except share data)                  Issued   Value     Capital     Adjustments   Earnings     Total

---------------------------------------------  ----------  -------- ------------ -------------  ---------  ----------
Balance at December 26, 1998                    8,344,082       $83      $33,133         $ (18)   $38,416     $71,614
Common stock issued for purchase of Scan-Tech
USA/Sweden AB                                       3,479         -           29             -          -          29
Common stock issued to
        Employee Stock Purchase Plan               11,505         -           73             -          -          73
Common Stock issued to 401(k)  Retirement Plan     34,268         1          277             -          -         278
Shares issued under Incentive Stock Option Plan       462         -            5             -          -           5
Comprehensive Income:
   Net (loss)                                           -         -            -             -     (3,602)     (3,602)
            Currency translation adjustments            -         -            -          (163)         -        (163)
                                                                                                           ----------
Total comprehensive (loss)                                                                                     (3,765)
---------------------------------------------  ----------  -------- ------------ -------------  ---------  ----------
Balance at December 25, 1999                    8,393,796        84       33,517          (181)    34,814      68,234
Common stock issued for purchase of Scan-Tech
USA/Sweden AB                                      11,188         -           30             -          -          30
Common stock issued to
  Employee Stock Purchase Plan                     32,791         -           97             -          -          97
Common stock issued to  401(k) Retirement Plan     43,742         1          204             -          -         205
Compensation expense on stock option issuance           -         -          381             -          -         381
Comprehensive Income:
    Net income                                          -         -            -             -      4,095       4,095
             Currency translation adjustments           -         -            -          (658)         -        (658)
                                                                                                           ----------
Total comprehensive income                                                                                      3,437
---------------------------------------------  ----------  -------- ------------ -------------  ---------  ----------
Balance at December 30, 2000                    8,481,517        85       34,229          (839)    38,909      72,384
Common stock issued to
    Employee Stock Purchase Plan                    4,106         -           11             -          -          11
Common stock issued to  401(k) Retirement Plan    230,859         3          380             -          -         383
Compensation expense on stock option issuance           -         -          297             -          -         297
Purchase and cancellation of common stock(Note 6)(250,000)       (3)      (2,416)            -          -      (2,419)
Comprehensive Income:
    Net income                                          -         -            -             -      5,229       5,229
              Currency translation adjustments          -         -            -          (723)         -        (723)
                                                                                                           ----------
Total comprehensive income                                                                                      4,506
---------------------------------------------  ----------  -------- ------------ -------------  --------    ---------
Balance at December 29, 2001                    8,466,482       $85      $32,501       $(1,562)   $44,138     $75,162
=============================================  ==========  ======== ============ =============  =========  ==========

      The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   52 Weeks Ended      53 Weeks Ended     52 Weeks Ended
                                                  ---------------------------------------------------------
                                                     December 29,        December 30,       December 25,
(in thousands)                                           2001                2000               1999
------------------------------------------------- ------------------ -------------------  -----------------
Cash Flows from Operating Activities:
Net income (loss)                                          $   5,229             $ 4,095           $ (3,602)
Adjustments to reconcile net income (loss) to cash
 provided by (used in) operating activities:
   Depreciation and amortization                               8,105               7,931              7,551
   Provision for doubtful accounts                             1,118                 566              1,058
   Provision (benefit) for deferred income tax                (2,751)                965             (3,150)
   Provision for restructuring                                     -                   -             11,400
   Provision for non-cash stock compensation                     297                 381                  -
Changes in assets and liabilities:
    Accounts receivable                                       (1,676)             12,900              4,548
    Inventories                                                5,220              18,897            (11,671)
    Prepaids and other current assets                          1,279                (156)            (1,682)
    Other assets                                               1,231                  97             (2,318)
    Accounts payable                                             276              (4,576)            (5,605)
    Accrued compensation and other liabilities                 3,221                 746             (2,572)
------------------------------------------------- ------------------ -------------------  -----------------
      Cash provided by  (used in) operating activities        21,549              41,936             (6,043)
------------------------------------------------- ------------------ -------------------  -----------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                    (1,924)             (6,759)            (7,890)
------------------------------------------------- ------------------ -------------------  -----------------
     Cash used in investing activities                        (1,924)             (6,759)            (7,890)
------------------------------------------------- ------------------ -------------------  -----------------
Cash Flows from Financing Activities:
   Net (repayment) proceeds from revolving credit                  -             (28,500)            15,000
   Repayment of long-term debt obligations                    (5,883)               (923)              (900)
   Proceeds from common stock issuances                          394                 332                385
------------------------------------------------- ------------------ -------------------  -----------------
      Cash (used in) provided by financing activities         (5,489)            (29,091)            14,485
------------------------------------------------- ------------------ -------------------  -----------------
Net Increase in Cash and Cash Equivalents                     14,136               6,086                552
Cash and Cash Equivalents, Beginning of Year                   7,553               1,467                915
------------------------------------------------- ------------------ -------------------  -----------------
Cash and Cash Equivalents, End of Year                    $   21,689           $   7,553       $      1,467
================================================= ================== ===================  =================
Supplemental Cash Flow Information
    Cash paid for interest expense                        $    4,788           $   5,933         $    6,692
    Cash paid for income taxes                            $    4,206           $   1,170          $   3,327

      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                  R&B, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                                      December 29, 2001

1.  Summary of Significant Accounting Policies

         R&B, Inc. (the "Company") is principally engaged in the business of selling a broad range of "hard-to-find" replacement parts, fasteners and household hardware to the automotive aftermarket, home center and general merchandise markets. R&B's automotive parts and hardware are marketed under more than thirty proprietary brand names, through its Motormite/Dorman, Pik-a-Nut, Scan-Tech, MPI and Allparts businesses.

         The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. Results for the fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999 were fifty-two weeks, fifty-three weeks, and fifty-two weeks, respectively.

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

         Inventories. Inventories are stated at the lower of average cost or market. The Company provides reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates. During 2001, the Company revised its estimates which resulted in an increased provision of $3.6 million.

         Property and Depreciation. Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives, which range from three to fifteen years, using the straight-line method for financial statement reporting purposes and accelerated methods for income tax purposes. Properties under capitalized leases are amortized over the related lease terms (3-15 years). The costs of maintenance and repairs are expensed as incurred. Renewals and betterments are capitalized. Gains and losses on disposals are included in operating results.

         Goodwill. Goodwill is amortized over periods from 10 to 40 years. Total accumulated amortization as of December 29, 2001 and December 30, 2000 was $9.4 million and $7.8 million, respectively. Amortization expense of these assets was $1.6 million in the year ended December 29, 2001, and $1.7 million in each of the years ended December 30, 2000, and December 25, 1999.

         It is the Company's policy to review goodwill and other long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If such review indicates that the carrying amount is not recoverable, it is the Company's policy to reduce the carrying amount of such assets to fair value. Based upon management's current assessment, the remaining balance is fully recoverable.

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

         Foreign Currency Contracts. In order to minimize exposure to foreign currency fluctuations with respect to foreign currency exposures, the Company may enter into forward exchange rate contracts for the amount of the exposure. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of December 29, 2001 and December 30, 2000, no open forward exchange contracts were outstanding.

         Fair Value Disclosures. The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt was $62.4 million and $67.5 million at December 29, 2001 and December 30, 2000, respectively.

         Income Taxes. The Company follows the liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

         Revenue Recognition. The Company records sales when its products are shipped. The Company calculates its net sales by subtracting credits and allowances from gross sales. Credits and allowances include costs for co-operative advertising, product returns, discounts given to customers who purchase new products for inclusion in their stores, and the cost of competitors' products that are purchased from the customer in order to induce a customer to purchase new product lines from the Company. These credits and allowances are shown as a reduction of accounts receivable. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.
         Earnings Per Share. The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three years ended December 29, 2001:

                                                 2001            2000             1999
                                               ---------- ---- ----------  ---- -----------
                                                  (in thousands, except per share data)
Numerator:

      Net income (loss)........................   $5,229        $4,095          $(3,602)
Denominator:
     Weighted average shares outstanding
              for basic earnings per share.....    8,529         8,439            8,375
     Effect of dilutive stock options... ......      118            84               -
                                               ---------- ---- ----------  ---- -----------
     Adjusted weighted average shares
          outstanding for diluted earnings
          per share............................    8,647          8,523           8,375
                                               ========== ==== ==========  ==== ===========
Basic earnings (loss) per share................    $0.61         $ 0.49         $ (0.43)
                                               ========== ==== ==========  ==== ===========
Diluted earnings (loss) per share.............     $0.60         $ 0.48         $ (0.43)
                                               ========== ==== ==========  ==== ===========

         Reclassification. Certain prior-period amounts have been reclassified to conform to the current year presentation.

2.  Restructuring Charges

         In the fourth quarter of fiscal 1999, the Company recorded restructuring charges of $11.4 million ($7.5 million after tax or $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a workforce reduction of 158 people. A total of $9.8 million, representing inventory write downs, was charged to cost of sales and $1.6 million was charged to selling, general and administrative expenses. The following summarizes the restructuring charge and activity recorded through December 29, 2001:

                                                       Employee       Facility
                                        Inventory      Termination    Shutdown
(in thousands)                          Disposals      Costs          Costs         Total
--------------------------------------- -------------- -------------- ------------  ------------
Initial Charge                             $9,800           $475          $1,125      $11,400
Costs Incurred                                  -           (124)           (300)        (424)
                                        -------------- -------------- ------------  ------------
      Balance at December 25, 1999           9,800            351            825       10,976
Costs Incurred                              (7,100)          (351)          (145)      (7,596)
                                        -------------- -------------- ------------  ------------
     Balance at December 30, 2000           (2,700)             -           (680)       3,380
Costs Incurred                              (2,700)             -           (455)      (3,155)
Reversal of Excess Charge                        -              -           (225)        (225)
                                        -------------- -------------- ------------  ------------
      Balance at December 29, 2001      $       -      $       -        $     -      $     -
                                        ============== ============== ============  ============

In 2001, the Company determined that it had $0.2 million in excess facility shutdown reserves which were credited to selling, general and administrative expenses.


3.   Inventories

         Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:

                         December 29,        December 30,
(in thousands)               2001                2000
---------------------- -----------------  ------------------
Bulk product                     $12,327             $15,170
Finished product                  29,458              31,984
Packaging materials                3,251               3,611
---------------------- -----------------  ------------------
Total                            $45,036             $50,765
====================== =================  ==================

4.   Property, Plant  and Equipment

         Property, plant and equipment consists of the following:

                                           December 29,          December 30,
(in thousands)                                     2001           2000
----------------------------------- ------------------- - -------------------
Property under capitalized leases                $6,048               $ 6,026
Buildings                                         7,311                 7,311
Machinery, equipment and tooling                 16,154                15,200
Furniture,  fixtures and
   leasehold improvements                         3,334                 3,189
Computer and other equipment                     19,692                19,047
----------------------------------- ------------------- - -------------------
Total                                            52,539                50,773
Less-accumulated  depreciation                  (33,795)              (27,441)
----------------------------------- ------------------- - -------------------
Property, plant and equipment, net              $18,744               $23,332
=================================== =================== = ===================

5.  Long-Term Debt

         Long-term debt consists of the following:


                                     December 29,        December 30,
 (in thousands)                           2001                2000
--------------------------------- ------------------- -------------------
Senior notes                                 $ 60,000           $  60,000
Industrial revenue bonds                            -               2,918
Capitalized lease obligations                   2,466               4,294
Obligation for stock repurchase
and other (Note 6)                              2,526                 437
--------------------------------- ------------------- -------------------
    Total                                      64,992              67,649
    Less: Current portion                    ( 11,481)             (2,583)
--------------------------------- ------------------- -------------------
    Total long-term debt                      $53,511             $65,066
================================= =================== ===================

        Senior Notes. In August 1998, the Company completed a private placement of $60 million in Senior Notes due August 21, 2008 ("Notes") on an unsecured basis. The ten-year Notes bear a 6.81% fixed interest rate, payable quarterly, with an initial four-year interest only period. Terms of the Note Purchase Agreement require, among other things, that the Company maintain certain financial covenants relating to debt to capital ratios and minimum net worth. Annual principal repayments at the rate of $8.6 million are due beginning in August 2002.

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

        There were no borrowings under the credit facility in 2001. The average amount outstanding under bank credit facilities was $9.0 million during 2000. The maximum amount outstanding in 2000 was $29.3 million.

        Industrial Revenue Bonds. Prior to 2001, the Company had outstanding Industrial Revenue Bonds that were secured by the Company's warehouse and office facility in Warsaw, Kentucky. The Bonds had a variable rate of interest payable monthly and required annual principal payments. The bonds were repaid in full during 2001.

        Capitalized Lease Obligations. The Company's capitalized lease obligation for its primary operating facility is with a partnership related to the Company by common ownership (see Note 8) and is payable monthly in installments of $47,500 including interest imputed at 13.96% through December 2002. The lease provides for contingent rental payments in amounts that, when added to the annual capitalized lease payments, do not exceed the fair market rental rate of the facility. The contingent rental payments are determined on an annual basis to approximate the change in the Consumer Price Index and are payable only to the extent that the Company has available sufficient pre-tax income in the preceding fiscal year to support the increase. The net book value of the asset under this capitalized lease was $0.2 million at December 29, 2001 and $0.5 million at December 30, 2000 (see Note 11).

        The Company has entered into three sale/leaseback transactions with an equipment lease company to finance computer equipment. The leases are payable in monthly installments of $133,000 including interest computed at a weighted average rate of 9.6%. The leases expire in 2002 and 2003.

        The following is a schedule of annual future minimum lease payments for the Company's primary operating facility with a partnership related to the Company by common ownership (exclusive of contingent rental payments) and other capital lease obligations as of December 29, 2001:


(in thousands)                           Facility       Equipment             Total
------------------------------------  --------------- ----------------  ------------------
2002                                       $      570         $  1,359           $   1,929
2003                                                -              745                 745
------------------------------------  --------------- ----------------  ------------------
Total payments                                    570            2,104               2,674
Less amounts representing interest                (41)            (167)               (208)
                                      --------------- ----------------  ------------------
Total principal                                 $ 529          $ 1,937             $ 2,466
                                      --------------- ----------------  ------------------


        Aggregate annual principal payments applicable to long-term debt and capital lease obligations as of December 29, 2001 are as follows:


(in thousands)
 2002                              $11,481
 2003                                9,723
 2004                                9,025
 2005                                9,049
 2006                                8,571
Thereafter                          17,143
------------------------------------------
Total                              $64,992
==========================================

6.  Equity Transactions

        In November 2001, the Company amended certain agreements related to its 1998 acquisition of Scan- Tech USA/Sweden A.B. and related entities ("Scan-Tech"). As a result of this transaction, the Company purchased and canceled 250,000 shares of its common stock issued in connection with the acquisition and canceled the earn out provisions of the acquisition agreement in exchange for consideration of approximately $3.2 million to be paid in installments through December 31, 2005. In 2001, the Company paid $0.8 million of this amount under the amended agreements. The obligation includes interest imputed at a 5.0% rate. The remaining amount is payable to an entity controlled by the President of Scan-Tech. The transaction resulted in additional goodwill of $0.8 million.


7.  Operating Lease Commitments and Rent Expense

        The Company leases certain equipment and automobiles under noncancelable operating leases. Approximate future minimum rental payments under these leases are summarized as follows:


 (in thousands)
2002               $   1,078
2003                     677
2004                     144
2005                       6
2006                       -
---------  -----------------
Total                 $1,905
=========  =================


        Rent expense, which includes rental adjustment payments and contingent rentals paid to related parties (see Notes 5 and 8) of $0.6 million in 2001, 2000 and 1999, was $1.5 million in 2001, $1.4 million in 2000, and $1.7 million in 1999.


8.   Related Party Transactions

        The Company has entered into leases for two operating facilities with partnerships related to the Company by common ownership (see Notes 5 and 11). The Company has guaranteed the mortgages of the partnerships on these facilities. These guarantees at December 29, 2001 were approximately $0.8 million. Total interest expense on these capitalized leases was $0.1 million in 2001, $0.2 million in 2000, and $0.3 million in 1999.

9. Income Taxes

        The components of the income tax provision (benefit) are as follows:

 (in thousands)                      2001              2000              1999
----------------------------- ------------------ ----------------- ----------------
Current:
 Federal                                  $4,765             $ 964           $1,019
 State                                       329                38               51
 Foreign                                     405               214              354
----------------------------- ------------------ ----------------- ----------------
                                           5,499             1,216            1,424
----------------------------- ------------------ ----------------- ----------------
Deferred:
 Federal                                  (2,487)              931           (3,150)
 State                                      (264)               34                -
 Foreign                                       -                 -                -
----------------------------- ------------------ ----------------- ----------------
                                          (2,751)              965           (3,150)
----------------------------- ------------------ ----------------- ----------------
  Total                                   $2,748            $2,181          $(1,726)
============================= ================== ================= ================

The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective tax rate:

                                             2001          2000          1999
--------------------------------------------------------------------------------
Federal taxes at statutory rate             34.0%         34.0%        (34.0%)
State taxes, net of Federal tax benefit      0.5%          0.8%          0.6%
Contributed property and other              (0.1%)           -           1.0%
--------------------------------------------------------------------------------
Effective tax rate                          34.4%         34.8%        (32.4%)
================================================================================

            Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:

                                              December 29,          December 30,
 (in thousands)                                   2001                   2000
-------------------------------------- ---------------------- ------------------
Assets:
    Inventories                                   $3,582                $ 1,756
    Accounts receivable                            2,394                    276
    Restructuring charges                              -                  1,252
    Accrued expenses                               1,466                    920
-------------------------------------- ---------------------- ------------------
        Gross deferred tax assets                  7,442                  4,204
-------------------------------------- ---------------------- ------------------
Liabilities:
    Depreciation                                     321                    225
    Goodwill                                       2,868                  2,502
    Other                                             96                     71
-------------------------------------- ---------------------- ------------------
        Gross deferred tax liabilities             3,285                  2,798
-------------------------------------- ---------------------- ------------------
    Net deferred assets                           $4,157                 $1,406
====================================== ====================== ==================

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

            During 2001, 2000 and 1999, one customer accounted for approximately 24%, 20% and 21% of net sales, respectively. Net sales to countries outside the US, primarily to Western Europe and Canada in 2001, 2000 and 1999 were $19.9 million, $15.1 million and $20.0 million, respectively.

 11.   Commitments and Contingencies

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

            Incentive Stock Option Plan. Effective May 18, 2000 the Company amended and restated its Incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 1,172,500 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At December 29, 2001, options to acquire 370,132 shares were available for grant under the Plan.

            Transactions under the Plan for the three years ended December 29, 2001 were as follows:


                                                              Option Price          Weighted
                                            Shares              per Share         Average Price
--------------------------------------- ---------------- ------------------- -------------------
 Balance at December 26, 1998              577,375         $5.75 - $12.63              $8.51
     Granted                               512,929          1.00 - 9.25                 4.50
      Exercised                               (462)         6.13 - 7.25                 7.01
      Canceled                            (172,388)         6.75 - 11.94                8.86
--------------------------------------- ---------------- ------------------- -------------------



                                                               Option Price          Weighted
                                        ---------------- ------------------- -------------------
 Balance at December 25, 1999              917,454          1.00 - 12.63                6.29
     Granted                                 1,000          3.50                        3.50
     Exercised                                -                     -                     -
      Canceled                             (68,600)         1.00 - 12.63                7.63
--------------------------------------- ---------------- ------------------- -------------------
 Balance at December 30, 2000              849,854          1.00 - 12.63                6.17
     Granted                               600,500          3.00                        3.00
     Exercised                                  -                  -                      -
     Canceled                             (656,425)         1.00 - 12.63                7.61
--------------------------------------- ---------------- ------------------- -------------------
 Balance at December 29, 2001              793,929         $1.00 - $9.625              $2.58
--------------------------------------- ---------------- ------------------- -------------------
 Options exercisable at
 December 29, 2001                          22,857         $1.00 - $9.625              $2.39
--------------------------------------- ---------------- ------------------- -------------------


            The weighted average remaining contractual life of options outstanding as of December 29, 2001 was 9.2 years.

            The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for this plan. The following pro forma amounts were determined as if the Company had accounted for its stock options under the methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation":



 (in thousands, except per share data)         2001                2000               1999
-------------------------------------- -------------------  ----------------- -------------------
 Net income (loss):
    As reported                              $5,229             $ 4,095            $ (3,602)
    Pro forma                                $4,624             $ 3,757            $ (3,951)
 Earnings (loss) per share:
     As reported:
         Basic                                 $0.61              $0.49             $(0.43)
         Diluted                               $0.60              $0.48             $(0.43)
     Pro forma:
        Basic                                  $0.54              $0.45             $(0.47)
        Diluted                                $0.53              $0.44             $(0.47)


            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                    2001              2000             1999
                                    ----              ----             ----
 Expected dividend yield             0%                0%               0%
 Expected stock price volatility     46%               42%              42%
 Risk-free interest rate             5.3 %             5.5%             5.5%
 Expected life of option           7.5 years         7.5 years        7.5 years

            Employee Stock Purchase Plan. In March 1992, the Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Plan permits the granting of options to purchase up to 300,000 shares of common stock by the employees of the Company. In any given year, employees may purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expire on the last day of the fiscal year. During 2001, optionees had exercised rights to purchase 4,106 shares at prices from $2.45 to $4.28 per share for total net proceeds of $11,000.

            401(k) Retirement Plan. The Company maintains a defined contribution profit sharing and 401(k) plan covering substantially all of its employees as of December 29, 2001, Annual contributions under the plan are determined by the Board of Directors of the Company. Consolidated expense related to the plan was $957,000, $876,000, and $866,000 in fiscal 2001, 2000, and 1999, respectively.

 13. Accounting Pronouncements

            In June 1998 and June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." These statements establish accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 133 and 138 also require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on December 31, 2000, as required. The adoption of SFAS No. 133, as amended by SFAS No. 138, did not have a material impact on the consolidated statements of operations for the year ended December 29, 2001.

            On June 30, 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions initiated after June 30, 2001. SFAS No. 142 specifies that goodwill will no longer be amortized but instead will be subject to periodic impairment testing. The Company is required to adopt SFAS No. 142 effective December 30, 2001, the start of its 2002 fiscal year. As a result, the Company will cease amortizing its goodwill in fiscal 2002. During fiscal 2001, 2000 and 1999, goodwill amortization was $1.6 million, $1.7 million and $1.7 million respectively. The Company is currently evaluating the financial statement impact of the impairment provisions of SFAS No. 142.

            In June, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt the provisions of this pronouncement in the beginning of fiscal 2002.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

The Company is required to adopt the provisions of this pronouncement in the beginning of fiscal 2002.

    The Company is currently evaluating the impact of both SFAS No. 143 and 144.



 Supplementary Financial Information

 Quarterly Results of Operations (Unaudited):

            The following is a summary of the unaudited quarterly results of operations for the fiscal years ended December 29, 2001 and December 30, 2000:


 (in thousands, except per     First            Second                Third           Fourth
share amounts)                 Quarter (a)     Quarter               Quarter          Quarter
----------------------------- ---------------- ----------------- --- --------------- -----------------
                                                                2001
                              ------------------------------------------------------------------------
 Net sales                       $46,144           $52,015             $54,238           $49,271
 Income from operations            1,416             3,041               3,845             3,964
 Net income                          185             1,297               1,822             1,925
 Diluted earnings  per share        0.02              0.15                0.21              0.22
                              ------------------------------------------------------------------------
                                                                2000
                              ------------------------------------------------------------------------
 Net sales                       $53,246           $49,239             $49,700           $49,205
 Income from operations            3,685             3,817               3,177             1,629
 Net income                        1,171             1,538               1,211               175
 Diluted earnings per share         0.14              0.18                0.14              0.02

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



 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None

                                            PART III

 Item 10. Directors and Executive Officers of the Registrant.

            Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 23, 2002.

            Information concerning executive officers of the Company who are not also directors is presented in Item 4.1, Part I of this Report on Form 10-K.


 Item 11. Executive Compensation.

            Incorporated by reference to the section entitled "Executive Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 23, 2002.


 Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 23, 2002.


 Item 13. Certain Relationships and Related Transactions.

            Incorporated by reference to the section entitled "Executive Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 23, 2002.



                                             PART IV

 Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

            (a)(1) Consolidated Financial Statements. The consolidated financial statements of the Company and related documents are listed in Item 8, Part II, of this Report on Form 10-K.

            Report of Independent Public Accountants

            Consolidated Statements of Operations for the years ended December 29, 2001, December 30, 2000 and December 25, 1999

            Consolidated Balance Sheets as of December 29, 2001 and December 30, 2000

            Consolidated Statements of Shareholders' Equity for the years ended December 29, 2001, December 30, 2000 and December 25, 1999.

            Consolidated Statements of Cash Flows for the years ended December 29, 2001, December 30, 2000 and December 25, 1999.

            Notes to Consolidated Financial Statements

            (a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Report on Form 10-K:

                                                                        Page

            Report of Independent Public Accountants on
               Financial Statement Schedule. . . . . . . . . . . . . . . 40
            Schedule II - Valuation and Qualifying Accounts. . . . . . . 41


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

 10.1.1 (3)   Amendment to Lease, dated September 10, 1993, between the
              Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending
              10.1.

 10.1.2 (5)   Assignment of Lease, dated February 24, 1997, between the
              Company, the Berman Real Estate Partnership and BREP 1, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania, assigning 10.1.

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

 10.4 (2)+    R&B, Inc. 401(k) Retirement Plan and Trust.

 10.4.1 (7)+  Amendment No. 1 to the R&B, Inc. 401(k) Retirement Plan and Trust.

 10.5 (2)+    R&B, Inc. Employee Stock Purchase Plan.

 21           Subsidiaries of the Company (filed with this report)

 23           Consent of Arthur Andersen LLP (filed with this report)
 -------------------------
 + Management Contracts and Compensatory Plans, Contracts or Arrangements.
 (1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).
 (2) Incorporated by reference to the Exhibits files with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
 (3) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740).
 (4) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
 (5) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.
 (6) Incorporated by reference to the Exhibits filed with the Company's Proxy Statement for the fiscal year ended December 27, 1997.
 (7) Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994.


            (b) Reports on Form 8-K.

            None

                                            SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         R&B, Inc.

Date: March 19 , 2002                    By:   \s\ Richard N. Berman
                                         ----------------------------------
                                         Richard N. Berman, Chairman, President
                                         and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature               Capacity                      Date

  \s\ Richard N. Berman         President, Chief Executive    March 19, 2002
  ---------------------         Officer, and Chairman of the
   Richard N. Berman            Board of Directors
                                (principal executive officer)

  \s\ Mathias J. Barton         Chief Financial Officer       March 19, 2002
 ----------------------         (principal financial and
    Mathias J. Barton           accounting officer)


  \s\ Steven L. Berman          Executive Vice President,     March 19, 2002
  --------------------          Secretary-Treasurer, and
    Steven L. Berman            Director


  \s\ George L. Bernstein       Director                      March 19, 2002
 ------------------------
    George L. Bernstein

  \s\ John F. Creamer, Jr.      Director                      March 19, 2002
 -------------------------
    John F. Creamer, Jr.

  \s\ Paul R. Lederer           Director                      March 19, 2002
  -------------------
    Paul R. Lederer

  \s\ Edgar W. Levin            Director                      March 19, 2002
 --------------------
    Edgar W. Levin

                             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                                  ON FINANCIAL STATEMENT SCHEDULE

 To R&B, Inc.:

 We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of R&B, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 13, 2002. Our audit was made for the purpose of forming an opinion on the consolidated statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the audit procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                   Arthur Andersen LLP

 Philadelphia, Pennsylvania
  February 13, 2002



                      SCHEDULE II: Valuation and Qualifying Accounts

 (in thousands)                         For the Year Ended
-------------------------------------- ----------------------------------------------------
                                          December 29,      December 30,     December 25,
                                              2001              2000             1999
                                       ----------------- ----------------- ----------------
Allowance for doubtful accounts:
     Balance, beginning of period             $     836           $   778           $1,439
      Provision                                   1,118               566            1,058
      Charge-offs                                (1,053)             (508)          (1,719)
-------------------------------------- ----------------- ----------------- ----------------
      Balance, end of period                  $     901           $   836           $  778
====================================== ================= ================= ================
 Allowance for customer credits:
      Balance, beginning of period            $   9,498           $ 7,986          $ 8,276
      Provision                                  29,742            28,952           32,928
      Charge-offs                               (25,031)          (27,440)         (33,218)
-------------------------------------- ----------------- ----------------- ----------------
      Balance, end of period                  $  14,209           $ 9,498          $ 7,986
====================================== ================= ================= ================
 Restructuring reserves:
      Balance, beginning of period            $   3,380          $ 10,976          $     -
      Provision                                       -                 -           11,400
      Charge-offs                                (3,155)           (7,596)            (424)
      Reversal of excess charge                    (225)                -                -
-------------------------------------- ----------------- ----------------- ----------------
      Balance, end of period                  $       -           $ 3,380          $10,976
====================================== ================= ================= ================