Form 10-Q
period 2002-03-30
R & B INC
filed 2002-05-09
CIK 868780

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

                         For the quarterly period ended March 30, 2002

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

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 8, 2002 the Registrant had 8,481,987 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                   R & B, INC. AND SUBSIDIARIES

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                          MARCH 30, 2002


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Operations:
                   Thirteen Weeks Ended March 30, 2002 and March 31, 2001 3

               Balance Sheets.......................................      4

               Statements of Cash Flows.............................      5

               Notes to Financial Statements........................      6

        Item 2.Management's Discussion and
                   Analysis of Results of Operations and
                   Financial Condition..............................      8

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................     11

        Item 6.Exhibits and Reports on Form 8-K.....................     11

        Signature . . . . . . . ....................................     12

                                  PART I.  FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)



                                                               For the Thirteen Weeks Ended
                                                              ------------------------------
                                                                   March 30,    March 31,
(in thousands, except per share data)                               2002          2001
--------------------------------------------------------------------------------------------
Net Sales                                                             $51,080        $46,144
Cost of goods sold                                                     32,674         31,043
--------------------------------------------------------------------------------------------
         Gross profit                                                  18,406         15,101
Selling, general and administrative expenses                           14,085         13,685
--------------------------------------------------------------------------------------------
         Income from operations                                         4,321          1 416
Interest expense, net of interest income of  $104 and $111              1,025          1,128
--------------------------------------------------------------------------------------------
         Income before taxes                                            3,296            288
Provision for taxes                                                     1,149            103
--------------------------------------------------------------------------------------------
         Net Income                                               $     2,147     $      185
============================================================================================
Earnings Per Share:
        Basic                                                           $0.25          $0.02
        Diluted                                                          0.24           0.02
============================================================================================
Average Shares Outstanding:
        Basic                                                           8,474          8,482
        Diluted                                                         8,900          8,547



      The accompanying Notes are an integral part of these Consolidated Financial Statements.



                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                        March 30,       December 29,
 (in thousands, except share data)                         2002              2001
--------------------------------------------------- ----------------- -----------------
Assets                                                 (unaudited)
Current Assets:
  Cash and cash equivalents                            $      22,241      $     21,689
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $14,902 and $15,110      36,676            36,700
  Inventories                                                  45,728            45,036
  Deferred income taxes                                         7,633             7,469
  Prepaids and other current assets                             1,268             1,352
--------------------------------------------------- ----------------- -----------------
     Total current assets                                     113,546           112,246
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             17,645            18,744
Goodwill                                                       30,462            30,422
Other Assets                                                    1,410             1,751
--------------------------------------------------- ----------------- -----------------
      Total                                                 $ 163,063         $ 163,163
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                       $    10,588          $ 11,481
  Accounts payable                                              8,971             8,327
  Accrued compensation                                          3,646             6,145
  Other accrued liabilities                                     5,392             5,225
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  28,597            31,178
Long-Term Debt                                                 53,224            53,511
Deferred Income Taxes                                           3,703             3,312
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,481,927and 8,466,482                85                85
   Additional paid-in capital                                  32,604            32,501
   Cumulative translation adjustments                          (1,435)           (1,562)
   Retained earnings                                           46,285            44,138
   Total shareholders' equity                                  77,539            75,162
--------------------------------------------------- ----------------- -----------------
      Total                                                 $ 163,063         $ 163,163
=================================================== ================= =================

      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)


                                                                    For the Thirteen Weeks Ended
                                                               --------------------------------------
                                                                   March 30,           March 31,
(in thousands)                                                        2002                2001
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Operating Activities:
Net income                                                             $    2,147          $      185
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                            1,586               2,012
   Provision for doubtful accounts                                            189                  80
   Provision for deferred income tax                                          227                  78
   Provision for non-cash stock compensation                                   76                  78
Changes in assets and liabilities:
    Accounts receivable                                                      (115)               (118)
    Inventories                                                              (606)                994
    Prepaids and other                                                        413                 513
    Accounts payable                                                          611               1,692
    Other accrued liabilities                                              (2,337)               (889)
-------------------------------------------------------------- ------------------ -------------------
       Cash provided by operating activities                                2,191               4,625
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                   (486)              ( 711)
-------------------------------------------------------------- ------------------ -------------------
      Cash  used in investing activities                                    ( 486)              ( 711)
-------------------------------------------------------------- ------------------ -------------------
Cash Flows from Financing Activities:
   Repayment of term loans and capitalized lease obligations               (1,180)              ( 932)
   Proceeds from common stock issuances                                        27                   -
-------------------------------------------------------------- ------------------ -------------------
       Cash used in financing activities                                   (1,153)               (932)
-------------------------------------------------------------- ------------------ -------------------
Net  Increase in Cash and Cash Equivalents                                    552               2,982
Cash and Cash Equivalents, Beginning of Period                             21,689               7,553
-------------------------------------------------------------- ------------------ -------------------
Cash and Cash Equivalents, End of Period                               $   22,241            $ 10,535
============================================================== ================== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                     $    1,124          $    1,258
    Cash paid for income taxes                                         $      656          $       35

      The accompanying Notes are an integral part of these Consolidated Financial Statements.


                           R&B, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2002 AND MARCH 31, 2001 (UNAUDITED)


1.       Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2002. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 29, 2001.

2.       Inventories

        Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:

                      March 30,     December 29,
(in thousands)           2002           2001
------------------- -------------- --------------
Bulk product               $16,769        $12,327
Finished product            25,814         29,458
Packaging materials          3,145          3,251
------------------- -------------- --------------
Total                      $45,728        $45,036
=================== ============== ==============


3.      Goodwill - Adoption of SFAS No. 142

     Effective December 30, 2001 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 specifies that goodwill will no longer be amortized but instead will be subject to periodic impairment testing. As a result, effective December 30, 2001, the Company no longer amortizes goodwill. Within six months of adopting SFAS No. 142, the Company will complete a transitional impairment review to identify whether there is an impairment to goodwill using a fair value methodology. Any impairment loss resulting from the transitional impairment test will be reflected as the cumulative effect of a change in accounting principle, retroactive to the first quarter of fiscal 2002. The Company does not expect a material impact on its consolidated financial statements from adoption of SFAS No. 142.

     In conformity with SFAS No. 142, the results of prior periods have not been restated. The following is a reconciliation of the Company's net income and earnings per share for the three months ended March 30, 2002 and March 31, 2001:

                                                    March 30,           March 31,
                                                      2002                 2001
---------------------------------------------  ------------------- --------------------
Net Income:
     As reported                                            $2,147            $     185
     Amortization expense - goodwill                             -                  269
---------------------------------------------  ------------------- --------------------
     Adjusted net income                                    $2,147             $    454
=============================================  =================== ====================

Basic earnings per share:
     As reported                                          $   0.25            $    0.02
     Amortization expense - goodwill                             -                 0.03
---------------------------------------------  ------------------- --------------------
      Adjusted earnings per share - Basic                 $   0.25            $    0.05
=============================================  =================== ====================
Diluted earnings per share:
     As reported                                           $  0.24             $   0.02
     Amortization expense - goodwill                             -                 0.03
---------------------------------------------  ------------------- --------------------
     Adjusted earnings per share - Diluted                 $  0.24             $   0.05
=============================================  =================== ====================

4.   New Accounting Pronouncements

     In June, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this pronouncement on December 30, 2001, as required. The adoption of SFAS No. 143 did not have a material impact on the consolidated statements of operations for the three months ended March 30, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this pronouncement on December 30, 2001, as required. The adoption of SFAS No. 144 did not have a material impact on the consolidated statements of operations for the three months ended March 30, 2002.

5.  Subsequent Event

     On May 1, 2002, the Company entered into agreements with The Hillman Group, Inc., a wholly owned subsidiary of The Hillman Companies, Inc. (formerly SunSource, Inc.) to sell the Company's Lowes' specialty fastener business and to settle litigation initiated by the Company in 1996 related to its purchase of the Dorman business from SunSource. Total proceeds from the sale and settlement will be approximately $7.5 million. The transactions will result in a gain on the sale of the fastener business and a reduction in goodwill attributable to the original Dorman acquisition. The gain on sale is subject to closing purchase price adjustments and a final goodwill allocation under SFAS No. 142, and will be reported in the second quarter of fiscal 2002.

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

                                                     Percentage of Net Sales
                                                   For the Thirteen Weeks Ended
                                        --------------------------------------------------
                                                March 30,                March 31,
                                                  2002                      2001
--------------------------------------- ------------------------- ------------------------
Net sales                                                  100.0%                   100.0%
Cost of goods sold                                           64.0                     67.3
--------------------------------------- ------------------------- ------------------------
Gross profit                                                 36.0                     32.7

Selling, general and administrative expenses                 27.5                     29.6
--------------------------------------- ------------------------- ------------------------
Income from operations                                        8.5                      3.1
Interest expense, net                                         2.0                      2.5
--------------------------------------- ------------------------- ------------------------
Income before taxes                                           6.5                      0.6
Provision for taxes                                           2.3                      0.2
--------------------------------------- ------------------------- ------------------------
Net Income                                                   4.2%                     0.4%
======================================= ========================= ========================


Thirteen Weeks Ended March 30, 2002 Compared to
Thirteen Weeks Ended March 31, 2001

        Net sales increased 10.8% to $51.1 million for the thirteen weeks ended March 30, 2002 from $46.1 million for the same period in 2001. The sales increase was the result of the shipment of several new customer programs, encouraging reorder patterns on recently introduced new products and continued strong growth by the Company's Swedish subsidiary. Sales comparisons to the prior year also benefitted from a soft sales quarter in 2001.

        The Company's gross profit percentage increased to 36.0% of net sales for the thirteen weeks ended March 30, 2002 from 32.7% in the same period last year. The improvement is the result of the implementation of several cost saving initiatives as well as benefits achieved from spreading fixed overhead costs over a higher sales base in the thirteen weeks ended March 30, 2002.

        Selling, general and administrative expenses for the thirteen weeks ended March 30, 2002 increased 2.9% to $14.1 million from $13.7 million for the same period in 2001. This increase was the net result of increased promotional and new product spending in 2002 and inflationary increases in labor and other operating expenses, offset by the elimination of goodwill amortization of $0.4 million in fiscal 2002 as a result of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" which specifies that goodwill will no longer be amortized.

        Interest expense, net, decreased to $1.0 million in the thirteen weeks ended March 30, 2002 from $1.1 million in the prior year due to lower borrowing levels.

        The Company's effective tax rate decreased to 34.9% for the thirteen weeks ended March 30, 2002 from 35.8% for the thirteen weeks ended March 31, 2001 due to lower state income taxes.

Liquidity and Capital Resources

       Historically, the Company has financed its growth through a combination of cash flow from operations and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. During fiscal 2001, the Company improved its inventory management and more aggressively managed other components of working capital. These initiatives resulted in increased cash flow from operations. At March 30, 2002 working capital was $85.0 million, total long-term debt (including the current portion) was $63.8 million and shareholders' equity was $77.6 million. Cash and cash equivalents as of March 30, 2002 totaled $22.2 million.

       In August 1998, the Company completed a private placement of $60.0 million in Senior Notes ("Notes") due August 21, 2008 on an unsecured basis. The ten-year Notes bear a 6.81% fixed interest rate, payable quarterly, with an initial four-year interest only period. Annual repayments at the rate of $8.6 million are due beginning in August 2002.

       In March 2001, the Company amended its Revolving Credit Facility. The amended agreement provides for a $10.0 million facility for a three-year term that expires in March 2004. Borrowings under the amended facility are on an unsecured basis with interest at rates ranging from Libor plus 150 to Libor plus 275 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. There were no borrowings under the amended credit facility in 2002.

       The Company's lease for its Pennsylvania facility is recorded as a capitalized lease in the Company's financial statements. In addition, the Company has entered into three sale/leaseback transactions relating to computer hardware and software. The aggregate amount outstanding under all capital leases amounted to $2.0 million at March 30, 2002.

       The Company amended certain agreements related to its 1998 acquisition of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech") during 2001. As a result of this transaction, the Company purchased and canceled 250,000 shares of its common stock issued in connection with the acquisition and canceled the earn out provisions of the acquisition agreement in exchange for consideration of $3.2 million to be paid by the Company in installments through December 2005. The aggregate amount outstanding under this obligation amounted to $1.8 million at March 30, 2002.

       Operating cash flow was $2.2 million in the three months ended March 30, 2002. The primary sources of cash flow were net income and depreciation charges. Lower levels of accrued liabilities reduced operating cash flow. This reduction was primarily related to the Company's funding of employee profit sharing and incentive payments earned in the prior year but paid in the first quarter of 2002.

       Additions to property, plant and equipment required $0.5 million in cash in the first fiscal quarter of 2002. Capital expenditures included upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements.

       Financing activities required $1.2 million in cash in the three months ended March 30, 2002. These uses were primary related to scheduled repayments under capital lease and other debt obligations.

       The Company believes that cash on hand, cash generated from operations together with available sources of capital are sufficient to meet ongoing cash needs for the foreseeable future.

Subsequent Event. On May 1, 2002, the Company entered into agreements with The Hillman Group, Inc., a wholly owned subsidiary of The Hillman Companies, Inc. (formerly SunSource, Inc.) to sell the Company's Lowes' specialty fastener business and to settle litigation initiated by the Company in 1996 related to its purchase of the Dorman business from SunSource. Total proceeds from the sale and settlement will be approximately $7.5 million. The transactions will result in a gain on the sale of the fastener business and a reduction in goodwill attributable to the original Dorman acquisition. The gain on sale is subject to closing purchase price adjustments and a final goodwill allocation under SFAS No. 142, and will be reported in the second quarter of fiscal 2002. Proceeds from the sale and settlement will be invested in new product development and growth in other businesses.

Foreign Currency Fluctuations. Approximately 39% of the Company's products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuation in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, to the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase. The Company attempts to lessen the impact of these currency fluctuations by resourcing its purchases to other countries.

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

Quantitative and Qualitative Disclosure about Market Risk

        The Company's market risk is the potential loss arising from adverse changes in interest rates. With the exception of the Company's revolving credit facility, long-term debt obligations are at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Under the terms of the Company's revolving credit facility, a change in LIBOR market interest rates would affect the rate at which the Company could borrow funds thereafter. The Company believes that the effect of any such change would be minimal.

       The Company uses derivative financial instruments, consisting of foreign currency forward purchase and sales contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange. Its primary exposure to changes in foreign currency rates results from changes in exchange rates on certain third-party trade receivables and payables of the Company's Swedish subsidiary. There were no forward purchase or sales contracts outstanding as of March 30, 2002.

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


                                                  R & B, INC.


Date   May 9, 2002                                \s\ Richard Berman
     --------------                               -------------------------
                                                  Richard Berman
                                                  President




Date   May 9, 2002                                \s\ Mathias Barton
    ---------------                               --------------------------
                                                  Mathias Barton
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer