Form 10-Q
period 2002-06-29
R & B INC
filed 2002-08-08
CIK 868780

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

               For the quarterly period ended June 29, 2002

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

                             -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 5, 2002 the Registrant had 8,492,921 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                          R & B, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 29, 2002


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Operations:
                   Thirteen Weeks Ended June 29, 2002
                     and June  30, 2001............................       3
                   Twenty-six Weeks Ended June 29, 2002
                     and June 30, 2001.............................       4

               Balance Sheets.......................................      5

               Statements of Cash Flows.............................      6

               Notes to Financial Statements........................      7

        Item 2.Management's Discussion and
                   Analysis of Results of Operations and
                   Financial Condition..............................      9

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................     13

        Item 6.Exhibits and Reports on Form 8-K.....................     13

        Signature . . . . . . . ....................................     14



                          PART I. FINANCIAL INFORMATION

                           R&B, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                               For the Thirteen Weeks Ended
                                                              ------------------------------
                                                                   June 29,      June 30,
(in thousands, except per share data)                               2002          2001
--------------------------------------------------------------------------------------------
Net Sales                                                             $55,455     $   52,015
Cost of goods sold                                                     35,106         34,276
--------------------------------------------------------------------------------------------
         Gross profit                                                  20,349         17,739
Selling, general and administrative expenses                           14,949         14,698
Gain on sale of  Specialty Fastener business                           (2,143)             -
--------------------------------------------------------------------------------------------
         Income from operations                                         7,543          3,041
Interest expense, net of interest income of  $103 and $117              1,111          1,089
--------------------------------------------------------------------------------------------
         Income before taxes                                            6,432          1,952
Provision for taxes                                                     2,317            655
--------------------------------------------------------------------------------------------
         Net Income                                               $     4,115    $     1,297
============================================================================================
Earnings Per Share:
        Basic                                                           $0.48          $0.15
        Diluted                                                          0.46           0.15
============================================================================================
Average Shares Outstanding:
        Basic                                                           8,485          8,482
        Diluted                                                         8,939          8,557



      The accompanying Notes are an integral part of these Consolidated Financial Statements.





                           R&B, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                              For the Twenty-six Weeks Ended
                                                              ------------------------------
                                                                   June 29,      June 30,
(in thousands, except per share data)                               2002          2001
--------------------------------------------------------------------------------------------
Net Sales                                                            $106,535     $   98,159
Cost of goods sold                                                     67,780         65,319
--------------------------------------------------------------------------------------------
         Gross profit                                                  38,755         32,840
Selling, general and administrative expenses                           29,034         28,383
Gain on sale of Specialty Fastener business                            (2,143)             -
--------------------------------------------------------------------------------------------
         Income from operations                                        11,864          4,457
Interest expense, net of interest income of  $207 and $228              2,136          2,217
--------------------------------------------------------------------------------------------
         Income before taxes                                            9,728          2,240
Provision for taxes                                                     3,466            758
--------------------------------------------------------------------------------------------
         Net Income                                               $     6,262    $     1,482
============================================================================================
Earnings Per Share:
        Basic                                                           $0.74          $0.17
        Diluted                                                          0.70           0.17
============================================================================================
Average Shares Outstanding:
        Basic                                                           8,479          8,482
        Diluted                                                         8,917          8,563



      The accompanying Notes are an integral part of these Consolidated Financial Statements.



                           R&B, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                          June 29,           December 29,
 (in thousands, except share data)                          2002                2001
--------------------------------------------------- ----------------- -----------------
Assets                                                     (unaudited)
Current Assets:

  Cash and cash equivalents                             $       7,678      $     21,689
  Short-term investments                                       17,143                 -
  Accounts receivable, less allowance for doubtful
     accounts and customer credits of $14,825 and $15,110      45,801            36,700
  Inventories                                                  43,680            45,036
  Deferred income taxes                                         7,797             7,469
  Prepaids and other current assets                             1,738             1,352
--------------------------------------------------- ----------------- -----------------
     Total current assets                                     123,837           112,246
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             16,571            18,744
Goodwill                                                       28,500            30,422
Other Assets                                                    1,045             1,751
--------------------------------------------------- ----------------- -----------------
      Total                                                 $ 169,953         $ 163,163
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                       $    10,475          $ 11,481
  Accounts payable                                              9,230             8,327
  Accrued compensation                                          5,059             6,145
  Other accrued liabilities                                     5,785             5,225
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  30,549            31,178
--------------------------------------------------- ----------------- -----------------
Long-Term Debt                                                 52,929            53,511
Deferred Income Taxes                                           3,754             3,312
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,492,221and 8,466,482 shares         85                85
   Additional paid-in capital                                  32,675            32,501
   Cumulative translation adjustments                            (439)           (1,562)
   Retained earnings                                           50,400            44,138
   Total shareholders' equity                                  82,721            75,162
--------------------------------------------------- ----------------- -----------------
      Total                                                 $ 169,953         $ 163,163
=================================================== ================= =================

      The accompanying Notes are an integral part of these Consolidated Financial Statements.



                           R&B, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                    For the Twenty-six Weeks Ended
                                                                  -----------------------------------
                                                                     June 29,               June 30,
(in thousands)                                                          2002                  2001
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Operating Activities:
Net income                                                             $    6,262        $      1,482
Adjustments to reconcile net income to cash (used in) provided by operating activities:
   Depreciation and amortization                                            3,155               4,266
   Provision for doubtful accounts                                            319                 309
   Provision for deferred income tax                                          741                 (12)
   Provision for non-cash stock compensation                                  122                 166
   Gain on sale of  Specialty Fastener business                            (1,329)                  -
Changes in assets and liabilities, net of dispositions:
    Accounts receivable                                                   (10,025)             (4,527)
    Inventories                                                               920               2,187
    Prepaids and other                                                       (794)              1,136
    Accounts payable                                                          569               1,212
    Other accrued liabilities                                              (1,524)              1,592
----------------------------------------------------------------  --------------- -------------------
       Cash (used in) provided by operating activities                     (1,584)              7,811
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                 (1,122)             (1,239)
   Purchases of short-term investments                                    (17,143)                  -
   Proceeds from litigation settlement and sale of Specialty Fastener
     business, net                                                          7,374                   -
----------------------------------------------------------------  --------------- -------------------
      Cash used in  investing activities                                 ( 10,891)            ( 1,239)
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Financing Activities:
   Repayment of term loans and capitalized lease obligations               (1,588)            ( 1,453)
   Proceeds from common stock issuances                                        52                   -
----------------------------------------------------------------  --------------- -------------------
       Cash used in financing activities                                   (1,536)             (1,453)
----------------------------------------------------------------  --------------- -------------------
Net (Decrease) Increase in Cash and Cash Equivalents                      (14,011)              5,119
Cash and Cash Equivalents, Beginning of Period                             21,689               7,553
----------------------------------------------------------------  --------------- -------------------
Cash and Cash Equivalents, End of Period                               $    7,678            $ 12,672
================================================================  =============== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                     $    2,272          $    2,452
    Cash paid for income taxes                                         $    2,656        $         35

            The accompanying Notes are an integral part of these
                   Consolidated Financial Statements.


                        R&B, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2002 AND JUNE 30, 2001 (UNAUDITED)


1.       Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2002. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 29, 2001.

2.  Short-term Investments

        Short-term investments consist primarily of corporate and government bonds with maturities of three months to one year from the date of purchase. Short-term investments are classified as held-to-maturity and are recorded at amortized cost.

3.       Inventories

        Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:

                       June 29,     December 29,
(in thousands)           2002           2001
------------------- -------------- --------------
Bulk product               $16,937        $17,284
Finished product            23,858         24,290
Packaging materials          2,885          3,462
------------------- -------------- --------------
Total                      $43,680        $45,036
=================== ============== ==============


4.      Goodwill - Adoption of SFAS No. 142

     Effective December 30, 2001 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 specifies that goodwill will no longer be amortized but instead will be subject to periodic impairment testing. As a result, effective December 30, 2001, the Company no longer amortizes goodwill. The Company has completed transitional impairment tests required by SFAS No.142, which did not result in an impairment charge.

     In conformity with SFAS No. 142, the results of prior periods have not been restated. The following is a reconciliation of the Company's net income and earnings per share for the thirteen weeks and twenty-six weeks ended June 29, 2002 and June 30, 2001 (in thousands, except per share data):



                                           Thirteen Weeks Ended            Twenty-six Weeks Ended
                                      ------------------------------- --------------------------------
                                         June 29,        June 30,        June 29,         June 30,
                                           2002            2001            2002             2001
------------------------------------  -------------- ---------------- --------------- ----------------
Net Income:
     As reported                              $4,115         $1,297            $6,262       $    1,482
     Amortization expense - goodwill             -              264               -                533
------------------------------------  -------------- ---------------- --------------- ----------------
     Adjusted net income                      $4,115         $1,561            $6,262       $    2,015
====================================  ============== ================ =============== ================

Basic earnings per share:
     As reported                             $  0.48       $  0.15             $ 0.74        $    0.17
     Amortization expense - goodwill             -            0.03               -                0.07
------------------------------------  -------------- ---------------- --------------- ----------------
      Adjusted earnings per share - Basic    $  0.48       $  0.18             $ 0.74        $    0.24
====================================  ============== ================ =============== ================
Diluted earnings per share:
     As reported                             $  0.46       $  0.15             $ 0.70        $   0.17
     Amortization expense - goodwill             -            0.03               -               0.07
------------------------------------  -------------- ---------------- --------------- ----------------
     Adjusted earnings per share - Diluted    $ 0.46       $  0.18             $ 0.70        $   0.24
====================================  ============== ================ =============== ================

During the second quarter, goodwill was reduced by approximately $2.2 million in connection with the sale of the Company's Specialty Fastener business and the settlement of litigation with The Hillman Companies (see note 6).

5.   New Accounting Pronouncements

     In June, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this pronouncement on December 30, 2001, as required. The adoption of SFAS No. 143 did not have a material impact on the consolidated statements of operations for the thirteen or twenty-six weeks ended June 29, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this pronouncement on December 30, 2001, as required. The adoption of SFAS No. 144 did not have a material impact on the consolidated statements of operations for the thirteen or twenty-six weeks ended June 29, 2002.

6.   Gain on Sale of Specialty Fastener Business and Litigation Settlement

     On May 1, 2002, the Company entered into agreements with The Hillman Group, Inc., a wholly owned subsidiary of The Hillman Companies, Inc. (formerly SunSource, Inc.) to sell the Company's Lowe's specialty fastener business and to settle litigation initiated by the Company in 1996 related to its purchase of the Dorman business from SunSource. Total proceeds from the sale and settlement, net of transaction costs and estimated purchase price adjustments were approximately $7.4 million. The transactions resulted in an after-tax gain on the sale of the fastener business of $1.3 million, and a reduction in goodwill totaling $2.2 million.

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

      The Company may experience significant fluctuations from quarter to quarter in its results of operations due to the timing of orders placed by the Company's customers. Generally, the second and third quarters have the highest level of shipments, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

      The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year.

Sale of  Specialty Fastener Business and Litigation Settlement

      On May 1, 2002, the Company entered into agreements with The Hillman Group, Inc., a wholly owned subsidiary of The Hillman Companies, Inc. (formerly SunSource, Inc.) to sell the Company's Lowe's specialty fastener business and to settle litigation initiated by the Company in 1996 related to its purchase of the Dorman business from SunSource. Total proceeds from the sale and settlement, net of transaction costs and estimated purchase price adjustments, were approximately $7.4 million. The transactions resulted in an after-tax gain on the sale of the fastener business of $1.3 million, and a reduction in goodwill totaling $2.2 million. Annual net sales of the business were approximately $6.0 million.

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:

                                                         Percentage of Net Sales
                                        ----------------------------------------------------------
                                        For the Thirteen Weeks Ended     For the Twenty-six Weeks Ended
                                        ----------------------------------------------------------
                                           June 29,       June 30,       June 29,      June 30,
                                             2002           2001           2002          2001
--------------------------------------- -------------- -------------- -------------- -------------
Net sales                                       100.0%         100.0%         100.0%        100.0%
Cost of goods sold                               63.3%          65.9%          63.6%         66.5%
--------------------------------------- -------------- -------------- -------------- -------------
Gross profit                                     36.7%          34.1%           36.4%        33.5%
Selling, general and administrative expenses     27.0%          28.3%           27.3%        29.0%
Gain on sale of Specialty Fastener business     (3.9%)            -            (2.0%)          -
--------------------------------------- -------------- -------------- -------------- -------------
Income from operations                           13.6%           5.8%           11.1%         4.5%
Interest expense, net                             2.0%           2.0%            2.0%         2.2%
--------------------------------------- -------------- -------------- -------------- -------------
Income before taxes                              11.6%  .        3.8%           9.1%          2.3%
Provision for taxes                               4.2%           1.3%           3.2%          0.8%
--------------------------------------- -------------- -------------- -------------- -------------
Net Income                                        7.4%           2.5%           5.9%          1.5%
======================================= ============== ============== ============== =============

Thirteen Weeks Ended June 29, 2002 Compared to
    Thirteen Weeks Ended June 30, 2001

        Net sales increased 6.6% to $55.5 million for the thirteen weeks ended June 29, 2002 from $52.0 million for the same period in 2001. The sales increase was the result of an increased level of product line updates for existing customers, the introduction of new product lines to current customers, continued strong reorder patterns on recently introduced new products and growth by the Company's Swedish subsidiary.

        The Company's gross profit percentage increased to 36.7% of net sales for the thirteen weeks ended June 29, 2002 from 34.1% in the same period last year. The improvement is the result of the implementation of numerous cost saving initiatives as well as benefits achieved from spreading fixed overhead costs over a higher sales base in the thirteen weeks ended June 29, 2002.

        Selling, general and administrative expenses for the thirteen weeks ended June 29, 2002 increased 1.7% to $14.9 million from $14.7 million for the same period in 2001. This increase was the net result of increased promotional and new product spending in 2002 and increased spending associated with higher sales levels, offset by the elimination of goodwill amortization of $0.4 million in fiscal 2002 as a result of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" which specifies that goodwill will no longer be amortized. Results for the thirteen weeks ended June 29, 2002 also include $0.4 million of facility relocation and shutdown costs.

        Interest expense, net, remained unchanged from the prior year at $1.1 million in the thirteen weeks ended June 29, 2002. Cash and short-term investments increased in the current year, but were offset by lower earnings levels on invested amounts due to a decline in interest rates in the current year.

        The Company's effective tax rate increased to 36.0% for the thirteen weeks ended June 29, 2002 from 33.6% for the thirteen weeks ended June 30, 2001 as the gain on the sale of the Lowe's Specialty Fastener business is subject to a higher overall effective tax rate than the Company's operating profits.


Twenty-six Weeks Ended June 29, 2002 Compared to
    Twenty-six Weeks Ended June 30, 2001

        Net sales increased 8.5% to $106.5 million for the twenty-six weeks ended June 29, 2002 from $98.2 million for the same period in 2001. The sales increase was the result of an increased level of product line updates for existing customers, the introduction of new product lines to current customers, continued strong reorder patterns on recently introduced new products and growth by the Company's Swedish subsidiary.

        The Company's gross profit percentage increased to 36.4% of net sales for the twenty-six weeks ended June 29, 2002 from 33.5% in the same period last year. The improvement is the result of the implementation of several cost saving initiatives as well as benefits achieved from spreading fixed overhead costs over a higher sales base in the twenty-six weeks ended June 29, 2002.

        Selling, general and administrative expenses for the twenty-six weeks ended June 29, 2002 increased 2.3% to $29.0 million from $28.4 million for the same period in 2001. This increase was the net result of increased promotional and new product spending in 2002, inflationary increases in labor and other operating expenses and increased spending associated with higher sales levels, offset by the elimination of goodwill amortization of $0.8 million in fiscal 2002 as a result of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" which specifies that goodwill will no longer be amortized. Results for the twenty-six weeks ended June 29, 2002 also include $0.8 million of facility relocation and shutdown costs.

        Interest expense, net, decreased to $2.1 million for the twenty-six weeks ended June 29, 2002 from $2.2 million in the prior year due to lowering borrowing levels.

        The Company's effective tax rate increased to 35.6% for the twenty-six weeks ended June 29, 2002 from 33.8% for the twenty-six weeks ended June 30, 2001 as the gain on the sale of the Lowe's Specialty Fastener business is subject to a higher overall effective tax rate than the Company's operating profits.

Liquidity and Capital Resources

       Historically, the Company has financed its growth through a combination of cash flow from operations and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. During fiscal 2000 and 2001, the Company improved its inventory management and more aggressively managed other components of working capital. These initiatives resulted in increased cash flow from operations. At June 29, 2002 working capital was $93.3 million, total long-term debt (including the current portion) was $63.4 million and shareholders' equity was $82.7 million. Cash and short-term investments as of June 29, 2002 totaled $24.8 million.

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

       The Company's lease for its Pennsylvania facility is recorded as a capitalized lease in the Company's financial statements. In addition, the Company has entered into three sale/leaseback transactions relating to computer hardware and software. The aggregate amount outstanding under all capital leases amounted to $1.6 million at June 29, 2002.

       The Company amended certain agreements related to its 1998 acquisition of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech") during 2001. As a result of this transaction, the Company purchased and canceled 250,000 shares of its common stock issued in connection with the acquisition and canceled the earn out provisions of the acquisition agreement in exchange for consideration of $3.2 million to be paid by the Company in installments through December 2005. The aggregate amount outstanding under this obligation amounted to $1.8 million at June 29, 2002.

       The Company reported a net use of cash flow from its operating activities of $1.6 million in the six months ended June 29, 2002. The primary uses of cash flow were accounts receivable which increased $10.0 million in the period, and accrued liabilities which decreased $1.5 million. The accounts receivable increase was the result of higher sales levels and increases to payment terms for certain customers. The reduction in accrued liabilities was primarily related to the Company's funding of employee profit sharing and incentive payments earned in the prior year but paid in early 2002. Operating cash flow was generated primarily by net income and non-cash depreciation charges during the six months ended June 29, 2002.

       Investing activities used $10.9 million of cash during the six months ended June 29, 2002. During the second quarter, the Company began to purchase highly liquid corporate and government bonds with maturities from three months to one year to take advantage of higher earnings rates on these investments. These investments have been classified as short-term investments as required by generally accepted accounting principles. As a result of this decision, the Company reported a $17.1 million use of cash during the period. Additions to property, plant and equipment required $1.1 million of cash in the six months ended June 29, 2002. Capital expenditures included upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements. Investing activities also include $7.4 million in net proceeds from the sale of a product line and litigation settlement during the second quarter.

       Financing activities required $1.5 million in cash in the six months ended June 29, 2002. These uses were primary related to scheduled repayments under capital lease and other debt obligations.

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

Quantitative and Qualitative Disclosure about Market Risk

        The Company's market risk is the potential loss arising from adverse changes in interest rates. With the exception of the Company's revolving credit facility, long-term debt obligations are at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Short-term fixed income investments are subject to interest rate risk. The portfolio consists solely of investment grade corporate and government securities to minimize credit risk. Under the terms of the Company's revolving credit facility, a change in LIBOR market interest rates would affect the rate at which the Company could borrow funds thereafter. The Company believes that the effect of any such change would be minimal.

       The Company uses derivative financial instruments, consisting of foreign currency forward purchase and sales contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange. Its primary exposure to changes in foreign currency rates results from changes in exchange rates on certain third-party trade receivables and payables of the Company's Swedish subsidiary. There were no forward purchase or sales contracts outstanding as of June 29, 2002.

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


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

       No.                       Description

     10.1.3                      Amendment No. 2 to the Agreement of Lease

(b) Reports on Form 8-K

       The Company filed a Current Report on Form 8-K dated June 20, 2002, under
Item 4 Changes in Registrant's Certifying Accountant.

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                R & B, INC.


Date   August 8 , 2002                          \s\ Richard Berman
    -------------------                         -------------------------
                                                Richard Berman
                                                President




Date   August 8, 2002                           \s\ Mathias Barton
    ------------------                          --------------------------
                                                Mathias Barton
                                                Chief Financial Officer and
                                                Principal Accounting Officer