Form 10-Q
period 2002-09-28
R & B INC
filed 2002-11-12
CIK 868780

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

                       For the quarterly period ended September 28, 2002

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

                                       -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of November 8, 2002 the Registrant had 8,495,754 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------




                                   R & B, INC. AND SUBSIDIARIES

                              INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                        SEPTEMBER 28, 2002


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Operations:
                   Thirteen Weeks Ended September 28, 2002 and
                     September 29, 2001................................. 3
                   Thirty-nine Weeks Ended September 28, 2002 and
                     September 29, 2001................................. 4

               Balance Sheets........................................... 5

               Statements of Cash Flows................................. 6

               Notes to Financial Statements............................ 7

        Item 2.Management's Discussion and
                   Analysis of Results of Operations and
                   Financial Condition.................................. 9

        Item 3.Quantitative and Qualitative Disclosure
               about Market Risk....................................... 12

        Item 4.Controls and Procedures................................. 12

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................... 13

        Item 6.Exhibits and Reports on Form 8-K........................ 13

        Signature...................................................... 14

        Certifications................................................. 15

                                  PART I.  FINANCIAL INFORMATION

                            ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                    R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)



                                                               For the Thirteen Weeks Ended
                                                              ------------------------------
                                                                September 28,  September 29,
(in thousands, except per share data)                               2002            2001
--------------------------------------------------------------------------------------------
Net Sales                                                         $    53,889     $   54,238
Cost of goods sold                                                     34,718         35,767
--------------------------------------------------------------------------------------------
         Gross profit                                                  19,171         18,471
Selling, general and administrative expenses                           14,209         14,626
--------------------------------------------------------------------------------------------
         Income from operations                                         4,962          3,845
Interest expense, net of interest income of  $120 and $93                 942          1,063
--------------------------------------------------------------------------------------------
         Income before taxes                                            4,020          2,782
Provision for taxes                                                     1,412            960
--------------------------------------------------------------------------------------------
         Net Income                                               $     2,608    $     1,822
============================================================================================
Earnings Per Share:
        Basic                                                           $0.31          $0.21
        Diluted                                                          0.29           0.21
============================================================================================
Average Shares Outstanding:
        Basic                                                           8,493          8,560
        Diluted                                                         8,965          8,757



      The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                  PART I.  FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (unaudited)



                                                              For the Thirty-nine Weeks Ended
                                                              -------------------------------
                                                                September 28,   September 29,
(in thousands, except per share data)                               2002           2001
--------------------------------------------------------------------------------------------
Net Sales                                                         $   160,424    $   152,397
Cost of goods sold                                                    102,498        101,086
--------------------------------------------------------------------------------------------
         Gross profit                                                  57,926         51,311
Selling, general and administrative expenses                           43,243         43,009
Gain on sale of Specialty Fastener business                            (2,143)             -
--------------------------------------------------------------------------------------------
         Income from operations                                        16,826          8,302
Interest expense, net of interest income of  $337 and $321              3,078          3,280
--------------------------------------------------------------------------------------------
         Income before taxes                                           13,748          5,022
Provision for taxes                                                     4,878          1,718
--------------------------------------------------------------------------------------------
         Net Income                                               $     8,870    $     3,304
============================================================================================
Earnings Per Share:
        Basic                                                           $1.05          $0.39
        Diluted                                                          0.99           0.38
============================================================================================
Average Shares Outstanding:
        Basic                                                           8,484          8,506
        Diluted                                                         8,944          8,592



      The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                      September 28,     December 29,
 (in thousands, except share data)                         2002              2001
--------------------------------------------------- ----------------- -----------------
                                                        (unaudited)
Assets
Current Assets:
  Cash and cash equivalents                             $       4,187      $     21,689
  Short-term investments                                       11,430              -
  Accounts receivable, less allowance for doubtful
     accounts and customer credits of $17,580 and $15,110      49,041            36,700
  Inventories                                                  45,083            45,036
  Deferred income taxes                                         7,482             7,469
  Prepaids and other current assets                             1,647             1,352
--------------------------------------------------- ----------------- -----------------
     Total current assets                                     118,870           112,246
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             16,753            18,744
Goodwill                                                       28,476            30,422
Other Assets                                                    1,008             1,751
--------------------------------------------------- ----------------- -----------------
      Total                                                 $ 165,107         $ 163,163
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                       $    10,204          $ 11,481
  Accounts payable                                             11,107             8,327
  Accrued compensation                                          5,733             6,145
  Other accrued liabilities                                     4,973             5,225
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  32,017            31,178
Long-Term Debt                                                 44,218            53,511
Deferred Income Taxes                                           3,563             3,312
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,493,899 and 8,466,482 shares        85                85
   Additional paid-in capital                                  32,697            32,501
   Cumulative translation adjustments                            (481)           (1,562)
   Retained earnings                                           53,008            44,138
   Total shareholders' equity                                  85,309            75,162
--------------------------------------------------- ----------------- -----------------
      Total                                                 $ 165,107         $ 163,163
=================================================== ================= =================

      The accompanying Notes are an integral part of these Consolidated Financial Statements.


                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)


                                                                    For the Thirty-nine Weeks Ended
                                                                  -----------------------------------
                                                                   September 28,     September 29,
(in thousands)                                                          2002              2001
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Operating Activities:
Net income                                                             $    8,870        $      3,304
Adjustments to reconcile net income to cash (used in) provided by operating activities:
   Depreciation and amortization                                            4,362               6,185
   Provision for doubtful accounts                                            459               1,060
   Provision for deferred income tax                                          238                (847)
   Provision for non-cash stock compensation                                  136                 234
   Gain on sale of  Specialty Fastener business                            (1,329)                  -
Changes in assets and liabilities, net of dispositions:
    Accounts receivable                                                   (13,460)             (8,249)
    Inventories                                                              (525)              7,082
    Prepaids and other                                                          8               1,846
    Accounts payable                                                        2,464                (287)
    Other accrued liabilities                                              (1,648)              1,403
----------------------------------------------------------------  --------------- -------------------
       Cash (used in) provided by operating activities                       (425)             11,731
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                 (2,511)             (1,583)
   Purchases of short-term investments                                    (17,217)                  -
   Proceeds from maturities of short-term investments                       5,787                   -
   Proceeds from litigation settlement and sale of Specialty Fastener
business, net                                                               7,374                   -
----------------------------------------------------------------  --------------- -------------------
      Cash (used in)  investing activities                                ( 6,567)            ( 1,583)
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Financing Activities:
  ACTIVITIES:  a
   Repayment of term loans and capitalized lease obligations              (10,570)            ( 1,981)
   Proceeds from common stock issuances                                        60                 393
----------------------------------------------------------------  --------------- -------------------
       Cash (used in) financing activities                                (10,510)             (1,588)
----------------------------------------------------------------  --------------- -------------------
Net (Decrease) Increase in Cash and Cash Equivalents                      (17,502)              8,560
Cash and Cash Equivalents, Beginning of Period                             21,689               7,553
----------------------------------------------------------------  --------------- -------------------
Cash and Cash Equivalents, End of Period                               $    4,187            $ 16,113
================================================================  =============== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                     $    3,380            $  3,636
    Cash paid for income taxes                                         $    4,756            $  1,335


The accompanying Notes are an integral part of these Consolidated Financial Statements.

                                   R&B, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2002
                               AND SEPTEMBER 29, 2001 (UNAUDITED)


1.       Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 28, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2002. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 29, 2001.

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

3.       Inventories

        Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:

                     September 28,   December 29,
(in thousands)           2002            2001
------------------- --------------- ---------------
Bulk product                $17,825         $17,284
Finished product             24,279          24,290
Packaging materials           2,979           3,462
------------------- --------------- ---------------
Total                       $45,083         $45,036
=================== =============== ===============


4.      Goodwill - Adoption of SFAS No. 142

     Effective December 30, 2001 the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 specifies that goodwill will no longer be amortized but instead will be subject to periodic impairment testing. As a result, effective December 30, 2001, the Company no longer amortizes goodwill. The Company has completed the impairment tests required by SFAS No. 142, which did not result in an impairment charge.

     In conformity with SFAS No. 142, the results of prior periods have not been restated. The following is a reconciliation of the Company's net income and earnings per share for the thirteen weeks and thirty-nine weeks ended September 28, 2002 and September 29, 2001 (in thousands, except per share data):


                                           Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                      ------------------------------- --------------------------------
                                      September 28,   September 29,    September 28,   September 29,
                                           2002            2001            2002             2001
------------------------------------  -------------- ---------------- --------------- ----------------
Net Income:
     As reported                              $2,608         $1,822            $8,870       $    3,304
     Amortization expense - goodwill             -              265               -                798
------------------------------------  -------------- ---------------- --------------- ----------------
     Adjusted net income                      $2,608         $2,087            $8,870       $    4,102
====================================  ============== ================ =============== ================

Basic earnings per share:
     As reported                              $ 0.31        $  0.21           $ 1.05        $    0.39
     Amortization expense - goodwill              -            0.03              -               0.09
------------------------------------  -------------- ---------------- --------------- ----------------
      Adjusted earnings per share - Basic     $ 0.31        $  0.24           $ 1.05        $    0.48
====================================  ============== ================ =============== ================
Diluted earnings per share:
     As reported                              $ 0.29        $  0.21           $ 0.99        $    0.38
     Amortization expense - goodwill              -            0.03               -              0.10
------------------------------------  -------------- ---------------- --------------- ----------------
     Adjusted earnings per share - Diluted    $ 0.29        $  0.24           $ 0.99        $    0.48
====================================  ============== ================ =============== ================

During the second quarter, goodwill was reduced by approximately $2.2 million in connection with the sale of the Company's Specialty Fastener business and the settlement of litigation (see note 6). Annual net sales of the business were approximately $6.0 million.

5.   New Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this pronouncement on December 30, 2001, as required. The adoption of SFAS No. 143 did not have a material impact on the consolidated statements of operations for the thirteen or thirty-nine weeks ended September 28, 2002.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted this pronouncement on December 30, 2001, as required. The adoption of SFAS No. 144 did not have a material impact on the consolidated statements of operations for the thirteen or thirty-nine weeks ended September 28, 2002.

6.   Gain on Sale of Specialty Fastener Business and Littigation Settlement

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

Results of Operations

      The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:

                                                         Percentage of Net Sales
                                        --------------------------------------------------------------
                                        For the Thirteen Weeks Ended   For the Thirty-nine Weeks Ended
                                        --------------------------------------------------------------
                                          September      September        September      September
                                           28, 2002       29, 2001         28, 2002       29, 2001
--------------------------------------- -------------- -------------- -------------- -------------
Net sales                                       100.0%         100.0%         100.0%        100.0%
Cost of goods sold                               64.4%          65.9%          63.9%         66.3%
--------------------------------------- -------------- -------------- -------------- -------------
Gross profit                                     35.6%          34.1%           36.1%        33.7%
Selling, general and administrative expenses     26.4%          27.0%           26.9%        28.3%
Gain on sale of Specialty Fastener business        -              -             (1.3%)         -
--------------------------------------- -------------- -------------- -------------- -------------
Income from operations                            9.2%           7.1%           10.5%         5.4%
Interest expense, net                             1.7%           2.0%            1.9%         2.1%
--------------------------------------- -------------- -------------- -------------- -------------
Income before taxes                               7.5%           5.1%            8.6%         3.3%
Provision for taxes                               2.7%           1.7%            3.1%         1.1%
--------------------------------------- -------------- -------------- -------------- -------------
Net Income                                        4.8%           3.4%            5.5%         2.2%
======================================= ============== ============== ============== =============

Thirteen Weeks Ended September 28, 2002 Compared to
     Thirteen Weeks Ended September 29, 2001

        Net sales decreased 0.6% to $53.9 million for the thirteen weeks ended September 28, 2002 from $54.2 million for the same period in 2001. During the second quarter of 2002 the Company sold its Lowes' specialty fastener business which had annual sales of approximately $6.0 million. Net sales during the quarter increased 2.5% after excluding sales associated with the Lowes' business. The third quarter revenue comparison was also negatively impacted by strong sales in the third fiscal quarter of 2001 resulting from several line updates and a high level of new product shipments.

        Cost of goods sold, as a percentage of sales, declined to 64.4% for the thirteen weeks ended September 28, 2002 from 65.9% in the same period last year. The Company recorded an additional provision for discontinued and excess inventories of $1.5 million in the third quarter of 2001, which increased cost of goods sold. The favorable year over year impact of the additional provision last year was partially offset by a shift in the Company's product mix and higher provisions for customer returns during the third quarter of 2002.

        Selling, general and administrative expenses for the thirteen weeks ended September 28, 2002 decreased 2.7% to $14.2 million from $14.6 million for the same period in 2001. This decrease resulted from the lower current year sales levels and the elimination of goodwill amortization of $0.4 million in fiscal 2002 as a result of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" which specifies that goodwill will no longer be amortized. Results for the thirteen weeks ended September 28, 2002 also include $0.2 million of facility relocation and shutdown costs.

        Interest expense, net, decreased to $0.9 million for the thirteen weeks ended September 28, 2002 from $1.1 million in the prior year due to lowering borrowing levels. In August 2002 the Company made the first of seven annual installment payments of $8.6 million due under the terms of its Senior Note Agreements.

        The Company's effective tax rate increased slightly to 35.1% for the thirteen weeks ended September 28, 2002 from 34.5% for the thirteen weeks ended September 29, 2001.

Thirty-nine Weeks Ended September 28, 2002 Compared to
    Thirty-nine Weeks Ended September 29, 2001

        Net sales increased 5.2% to $160.4 million for the thirty-nine weeks ended September 28, 2002 from $152.4 million for the same period in 2001. During the second quarter of 2002 the Company sold its Lowes' specialty fastener business which had annual sales of approximately $6.0 million. Net sales for the nine months ended September 28, 2002 increased 6.8% after excluding sales associated with the Lowes' business. Sales growth was driven by higher levels of product line updates to existing customers, the introduction of new product lines and continued strong reorder patterns on recently introduced new products.

        Cost of goods sold, as a percentage of sales, declined to 63.9% for the thirty-nine weeks ended September 28, 2002 from 66.3% in the same period last year. In the third quarter of last year, the Company recorded an additional provision for discontinued and excess inventories of $1.5 million, which increased cost of goods sold. Cost of goods sold in 2002 benefitted from the implementation of several cost saving initiatives.

        Selling, general and administrative expenses for the thirty-nine weeks ended September 28, 2002 increased 0.4% to $43.2 million from $43.0 million for the same period in 2001. This increase was the net result of increased promotional and new product spending in 2002, inflationary increases in labor and other operating expenses and increased spending associated with higher sales levels, offset by the elimination of goodwill amortization of $1.2 million in fiscal 2002 as a result of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" which specifies that goodwill will no longer be amortized. Results for the thirty-nine weeks ended September 28, 2002 also include $1.0 million of facility relocation and shutdown costs.

        Interest expense, net, decreased to $3.1 million for the thirty-nine weeks ended September 28, 2002 from $3.3 million in the prior year due to lowering borrowing levels. In August 2002 the Company made the first of seven annual installment payments of $8.6 million due under the terms of its Senior Note Agreements.

        The Company's effective tax rate increased to 35.5% for the thirty-nine weeks ended September 28, 2002 from 34.2% for the thirty-nine weeks ended September 29, 2001 as the gain on the sale of the Lowes' Specialty Fastener business is subject to a higher overall effective tax rate than the Company's operating profits.

Liquidity and Capital Resources

       Historically, the Company has financed its growth through a combination of cash flow from operations and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. During fiscal 2000 and 2001, the Company improved its inventory management and more aggressively managed other components of working capital. These initiatives resulted in increased cash flow from operations. At September 28, 2002 working capital was $86.9 million, total long-term debt (including the current portion) was $54.4 million and shareholders' equity was $85.3 million. Cash and short-term investments as of September 28, 2002 totaled $15.6 million.

       In August 1998, the Company completed a private placement of $60.0 million in Senior Notes ("Notes") on an unsecured basis. The ten-year Notes bear a 6.81% fixed interest rate, payable quarterly. Annual repayments at the rate of $8.6 million are due each August through 2008. The first scheduled repayment of $8.6 million was made in August 2002.

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

       The Company's lease for its Pennsylvania facility is recorded as a capitalized lease in the Company's financial statements. In addition, the Company has two capital leases relating to computer hardware and software. The aggregate amount outstanding under all capital leases was $1.2 million at September 28, 2002.

       The Company amended certain agreements related to its 1998 acquisition of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech") during 2001. As a result of this transaction, the Company purchased and canceled 250,000 shares of its common stock issued in connection with the acquisition and canceled the earn out provisions of the acquisition agreement in exchange for consideration of $3.2 million to be paid by the Company in installments through December 2005. The aggregate amount outstanding under this obligation amounted to $1.8 million at September 28, 2002.

       The Company reported a net use of cash flow from its operating activities of $0.4 million in the nine months ended September 28, 2002. The primary uses of cash flow were accounts receivable which increased $13.5 million in the period, and accrued liabilities which decreased $1.6 million. The accounts receivable increase was the result of higher sales levels and increases to payment terms for certain customers. The Company expects that its days sales outstanding will continue to be greater than its historic levels due to the changes in payment terms. The Company's five largest customers accounted for 70% and 63% of total accounts receivable as of September 28, 2002 and December 29, 2001, respectively. Management monitors the credit terms and credit limits to these and other customers and believes that the increase in accounts receivable will not result in increased bad debt losses to the Company. The reduction in accrued liabilities was primarily related to the Company's funding of employee profit sharing and incentive payments earned in the prior year but paid in early 2002. Operating cash flow was generated primarily by net income, non-cash depreciation charges and higher accounts payable levels during the nine months ended September 28, 2002.

       Investing activities used $6.6 million of cash during the nine months ended September 28, 2002. Earlier in the year, the Company began to purchase highly liquid corporate and government bonds with maturities from three months to one year to take advantage of higher earnings rates on these investments. These investments have been classified as short- term investments as required by generally accepted accounting principles. As a result of this decision, the Company reported a net $11.4 million use of cash during the period. Additions to property, plant and equipment required $2.5 million of cash in the nine months ended September 28, 2002. Capital expenditures included upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements. Investing activities also include $7.4 million in net proceeds from the sale of a product line and litigation settlement during the second quarter.

       Financing activities required $10.5 million in cash in the nine months ended September 28, 2002. These uses were primary related to scheduled repayments under capital lease and other debt obligations, including the first scheduled repayment of $8.6 million on the Company's Senior Notes made in August 2002.

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

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

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

       The Company uses derivative financial instruments, consisting of foreign currency forward purchase and sales contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange. Its primary exposure to changes in foreign currency rates results from changes in exchange rates on certain third-party trade receivables and payables of the Company's Swedish subsidiary. There were no forward purchase or sales contracts outstanding as of September 28, 2002.

Item 4.  Controls and Procedures

   (a) Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report (the "Evaluation Date"). Based on that evaluation, the Chief Executive Officers and the Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

   (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

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


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

       99.1 Certifications Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).


(b) Reports on Form 8-K

       None

                                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         R & B, INC.


Date   November 11 , 2002                \s\ Richard Berman
    ----------------------               -------------------------
                                         Richard Berman
                                         President and Chief Executive Officer




Date   November 11, 2002                  \s\ Mathias Barton
    ---------------------                 --------------------------
                                          Mathias Barton
                                          Chief Financial Officer and
                                          Principal Accounting Officer

                                        CERTIFICATIONS

I, Richard Berman, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of R&B, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002


\s\ Richard Berman
----------------------
Richard Berman
President and Chief Executive Officer

                                        CERTIFICATIONS

I, Mathias Barton, Chief Financial Officer and Principal Accounting Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of R&B, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 11, 2002


\s\ Mathias Barton
-------------------
Mathias Barton
Chief Financial Officer