Form 10-K
period 2002-12-28
R & B INC
filed 2003-03-19
CIK 868780

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

                          For the fiscal year ended December 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).   Yes  |_|     No |X|

As of March 17, 2003 the Registrant had 8,558,548 common shares, $.01 par value, outstanding, and the aggregate market value of voting stock held by non-affiliates of the Registrant was $41,334,830.

                               DOCUMENTS INCORPORATED BY REFERENCE

PART III - Certain information from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 22, 2003.
--------------------------------------------------------------------------------

                                    R & B, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                DECEMBER 28, 2002

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
               Product Development. . . . . . . . . . . . . . . . . . . . . 5
               Sales and Marketing. . . . . . . . . . . . . . . . . . . . . 6
               Manufacturing. . . . . . . . . . . . . . . . . . . . . . . . 6
               Packaging, Inventory and Shipping. . . . . . . . . . . . . . 7
               Competition. . . . . . . . . . . . . . . . . . . . . . . . . 7
               Proprietary Rights. . . . . . . . . . . . . . . . . . . . . .7
               Employees. . . . . . . . . . . . . . . . . . . . . . . . . . 8
               Risk Factors. . . . . . . . . . . . . . . . . . . . . . . . .8
               Available Information . . . . . . . . . . . . . . . . . . . .9

Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .10
Item 4.   Submission of Matters to a Vote of Security Holders. . . . . . . .10
Item 4.1 Certain Executive Officers of the Registrant. . . . . . . . . . . .10

                                      Part II

Item 5.  Market for Registrant's Common Equity and Related
         Shareholder Matters. . .. . . . . . . . . . . . . . . . . . . . . .11
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . 12
Item 7.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition.. . . . . . . . . . . . . . . . . . . . . . . .12
Item 8.  Consolidated Financial Statements and Supplementary Data. . . . . .18
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure... . . . . . . . . . . . . . . . . . . . . . .36

                                     Part III

Item 10.  Directors and Executive Officers of the Registrant. . . . . . . . 37
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . 37
Item 12.  Security Ownership of Certain Beneficial Owners and Management. ..37
Item 13.  Certain Relationships and Related Transactions. . . . . . . . . . 38
Item 14.  Controls and Procedures. . . . . . . . . . . . . . . . . . . . . .38
                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...38
               Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .41
               Report of Independent Public Accountants on
               Financial Statement Schedule. .. . . . . . . . .  . . . . . .44
               Financial Statement Schedule. . . . .  . . . . . . . . . . . 45

                                                PART I
Item 1. Business.

General

        R&B, Inc. was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, "R&B" or the "Company" refers to R&B, Inc. and its subsidiaries.

        The Company is a leading supplier of original equipment dealer "exclusive" automotive replacement parts, fasteners and service line products primarily for the automotive aftermarket, a market segment which it helped to establish. The Company designs, packages and markets over 65,000 different automotive replacement parts, fasteners and service line products manufactured to its specifications, with approximately 40% consisting of original equipment dealer "exclusive" parts and fasteners. Original equipment dealer "exclusive" parts are those which were traditionally available to consumers only from original equipment manufacturers or junk yards and include, among other parts, exhaust manifolds, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 90% of the Company's products are sold under its brand names and the remainder are sold for resale under customers' private labels, other brands or in bulk. The Company's products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets including parts manufacturers for resale under their own private labels (such as Federal Mogul) and salvage yards. Through its Scan-Tech subsidiary, the Company is increasing its international distribution of automotive replacement parts, with sales into Europe, the Middle East and the Far East.

The Automotive Aftermarket

        The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for sales of approximately $186 billion in 2002, and parts for heavy duty trucks, which accounted for sales of approximately $62 billion in 2002. The Company currently markets products primarily for passenger cars and light trucks.

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

        Retailers and others who purchase aftermarket automotive repair and replacement parts for resale are con strained to a finite amount of space in which to display and stock products. Thus, the reputation for quality, customer service and line profitability which a supplier enjoys is a significant factor in a purchaser's decision as to which product lines to carry in the limited space available. Further, because of the efficiencies achieved through the ability to order all or part of a complete line of products from one supplier (with possible volume discounts), as opposed to satisfying the same requirements through a variety of different sources, retailers and other purchasers of automotive parts seek to purchase products from fewer but stronger suppliers.

Products

        The Company sells over 65,000 different automotive replacement parts, fasteners and service line products to meet a variety of needs, including original equipment dealer "exclusive" parts sold under the Motormite(R) family of brands such as the HELP!(R) brand name, a comprehensive array of automotive and hardware fasteners sold under the Dorman(R) and Pik-A-Nut(R) family of brand names, service line products sold under the Champ(R) family of brand names and traditional automotive replacement parts sold under the Company's other brand names as well as under customers' private label brands. Approximately 90% of the Company's revenues are derived from products sold under its more than fifty brand names.

Motormite(R) - brand names within the Motormite(R) master brand represent many of the Company's original equipment dealer "exclusive" parts, including, among others, the following:

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

* Mighty Flow!(R)            - Air intake, carburetor preheater and defroster
                             duct hoses

* Look!(R)                   - Sideview mirror glass

* Speedi-Boot!TM             - Constant velocity joint boots and clamps

Dorman(R) - brand names within the Dorman(R) master brand represent the Company's automotive fasteners, original equipment dealer "exclusive" parts and traditional replacement parts, including, among others, the following:


* Oil-Tite!(R)               - Oil drain plugs and gaskets

* OE Solutions TM            - Original equipment dealer "exclusive" parts,
                             such as exhaust manifolds, window regulators, harmonic balances and radiator fan assemblies

* Gear-Up!(R)                - Flywheels, ring gears and flex plates

* Quick-Disconnect TM        - Transmission, cooling system and fuel system
                             connectors

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

Platinum Parts TM - the Platinum Parts TM brand represents the Company's automotive replacement parts and supplies for salvage yards

Brakeware(R) and Tru-Torque(R) - these brands represent the Company's hydraulic brake parts, including wheel cylinders and related hardware

Scan-Tech TM - the Scan-Tech TM brand represents the Company's automotive replacements parts sold internationally, and relate primarily to replacement parts for Volvo and Saab cars and Scania trucks

        The remainder of the Company's revenues are generated by the sale of parts packaged by the Company, or others, for sale in bulk or under the private labels of parts manufacturers (such as Federal Mogul) and national warehouse distributors (such as Carquest and NAPA). During the years ended December 2002, 2001 and 2000, no single product or related group of products accounted for more than 10% of gross sales.


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

Sales and Marketing

        The Company markets its parts to three groups of purchasers who in turn supply individual consumers and professional installers:

               (i) Approximately 45% of the Company's revenues are generated from sales to automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), local independent parts wholesalers and national general merchandise chain retailers. The Company sells some of its products to virtually all major chains of automotive aftermarket retailers;

               (ii) Approximately 27% of the Company's revenues are generated from sales to warehouse distributors (such as Carquest and NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

               (iii) The balance of the Company's revenues are generated from international sales and sales to special markets, which include, among others, mass merchants (such as Wal-Mart), salvage yards and the parts distribution systems of parts manufacturers.

        The Company utilizes a number of different methods to sell its products. The Company's more than 25 person direct sales force solicits purchases of the Company's products directly from customers, as well as managing the activities of 15 independent manufacturer's representative agencies. The Company uses independent manufacturer's representative to help service existing retail and warehouse distribution customers, providing frequent on-site contact. The sales focus is designed to increase sales by adding new product lines and expanding product selection within existing customers and secure new customers. For certain of its major customers, and its private label purchasers, the Company relies primarily upon the direct efforts of its sales force, who, together with the marketing department and the Company's executive officers, coordinate the more complex pricing and ordering requirements of these accounts.

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

        The Company currently services more than 2,000 active accounts. During 2002, two customers (AutoZone and Advance) each accounted for more than 10% of net sales and in the aggregate accounted for 36% of net sales. In 2001 and 2000, one customer (AutoZone) accounted for approximately 24% and 20% of net sales, respectively.

Manufacturing

        Substantially all of the products sold by the Company are manufactured to its specifications by third parties. Because numerous contract manufacturers are available to manufacture its products, the Company is not dependent upon the services of any one contract manufacturer or any small group of them, so no one vendor supplies 10% or more of the Company's products. In 2002, as a percentage of the total dollar volume of purchases made by the Company, approximately half of the Company's products were purchased from various suppliers throughout the United States and the balance of the Company's products were purchased directly from a variety of foreign countries.

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

        Completed inventory is stocked in the warehouse portions of the Company's facilities and is organized according to historical popularity in order to aid in retrieval for shipping. The Company strives to maintain a level of inventory to adequately meet current customer order demand with additional inventory to satisfy new customer orders and special programs. In the aggregate, this has resulted in approximately a one month supply of its products, packaged and readily available for shipment, and a two month supply of product in finished bulk form ready for packaging.

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

Employees

        At December 28, 2002, the Company had 975 employees, of whom 935 were employed full-time and 40 were employed part-time. Of these employees, 679 were engaged in production, inventory, or quality control, 49 were involved in product development and brand management, 81were employed in sales and order entry, and the remaining 166, including the Company's 7 executive officers, were devoted to administration, finance and strategic planning.

        No employee is covered by any collective bargaining agreement. The Company considers its relations with its employees to be generally good.

Risk Factors

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

        Concentration of Sales to Certain Customers. A significant percentage of the Company's sales have been, and will continue to be, concentrated among a relatively small number of customers. During 2002, two customers (AutoZone and Advance) each accounted for more than 10% of net sales and in the aggregate accounted for 36% of net sales. In 2001 and 2000, one customer (AutoZone) accounted for approximately 24% and 20% of net sales, respectively. The Company anticipates that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on the Company's sales and operating results. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business-Sales and Marketing."

        Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consists primarily of cash equivalents, short-term investments, and accounts receivable. All cash equivalents and short-term investments are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of the Company's accounts receivable have been, and will continue to be concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. The Company's five largest customers accounted for 73% and 63% of total accounts receivable as of December 28, 2002 and December 29, 2001, respectively. Management continually monitors the credit terms and credit limits to these and other customers.

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

 Available Information

        Our internet address is www.rbinc.com. We make available free of charge on our web site our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: R&B, Inc. - Office of General Counsel, 3400 East Walnut Street, Colmar, Pennsylvania 18915.

        The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is, and is only intended to be, an inactive textual reference.
Item 2.  Properties.

Facilities

The Company currently has 12 warehouse and office facilities located throughout the United States, Sweden, China and Korea. Three of these facilities are owned and the remainder are leased. The Company's headquarters and principal warehouse facilities are as follows:

        Location             Description
        -------------------  ---------------------------------------------------
        Colmar, PA           Warehouse and office - 334,000 sq. ft. (leased) (1)
        Warsaw, KY           Warehouse and office - 326,000 sq. ft. (owned)
        Carrollton, GA       Warehouse and office - 100,000 sq. ft. (leased) (2)
        Louisiana, MO        Warehouse and office - 90,000 sq. ft. (owned)
        Baltimore, MD        Warehouse and office - 83,000 sq. ft. (leased)

In the opinion of management, the Company's existing facilities are in good condition.
-----------------
(1) Leased by the Company from a partnership (the "partnership") of which Richard N. Berman, President and Chief Executive Officer of the Company, and Steven L. Berman, Executive Vice President of the Company, their father, Jordan
S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners. Under the lease the Company paid rent of $3.51 per square foot ($1.2 million per year) in 2002. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. The lease also provides that, as between the Company and the related partnership lessor, the lessor and its partners will bear any environmental liability and all related expenses, including legal expenses, incurred by the Company or the lessor as a result of matters which arose other than from activities of the Company (although for any environmental liability arising from the Company's activities, the Company will bear all such liability and any related expenses, including legal expenses, incurred by the Company or the lessor). In 2002, the lease term was extended and will expire on December 31, 2007. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

        The property is being purchased by the partnerships from the Montgomery County Industrial Development Corporation ("MCIDC") under an installment sale agreement. The Company has guaranteed the obligations of the partnerships which will end in May of 2003 and have a current balance of approximately $25,000.

(2) Leased by the Company from a partnership (the "partnership") of which Richard N. Berman, President and Chief Executive Officer of the Company, and Steven L. Berman, Executive Vice President of the Company, their father, Jordan
S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners. Under the lease, the Company paid rent of $2.72 per square foot ($0.27 million per year) in 2002. The Company is currently not using this facility. The partnership has entered into an agreement of sale for the facility with an unrelated party which is expected to close in April 2003. In connection with this agreement of sale, the Company entered into an agreement with the partnership to terminate the lease early, contingent on the sale of the facility. In consideration of the early termination of the lease, which was to expire on January 2, 2005, the Company will pay the partnership a $200,000 lease termination fee. In the opinion of management, the terms of this lease and lease termination agreement are no less favorable than those which could have been obtained from an unaffiliated party.

Item 3.  Legal Proceedings.

        In addition to commitments and obligations which arise in the ordinary course of business, the Company is subject to various claims and legal actions from time to time involving contracts, competitive practices, trademark rights, product liability claims and other matters arising out of the conduct of the Company's business. In the opinion of management, none of the actions, individually or in the aggregate, would likely have a material financial impact on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 2002.

Item 4.1  Certain Executive Officers of the Registrant.

        The following table sets forth certain information with respect to the executive officers of the Company:

Name                      Age            Position with the Company
-----------------       ------          --------------------------------------
Mathias J. Barton         43             Senior Vice President, Chief Financial
                                         Officer

Richard N. Berman         46             President, Chief Executive Officer,
                                         Chairman of the Board of Directors,
                                         and Director

Steven L. Berman          43             Executive Vice President,
                                         Secretary-Treasurer, and Director

Edward L. Dean            46             Senior Vice President, Marketing

David A. Eustice          42             Senior Vice President, Chief Operating
                                         Officer

Ronald R. Montgomery      61             Senior Vice President, Sales

Barry D. Myers            43             Senior Vice President, General Counsel
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

        David A. Eustice joined the Company in December 1996 as Vice President, Operations and was named Chief Operating Officer in January 1998. Prior to joining the Company Mr. Eustice was the Vice President of Operations with the Baldwin Hardware Division of Masco Corporation. Baldwin is a high end manufacturer and international distributor of architectural hardware. From August 1990 to January 1994, Mr. Eustice was a Senior Project Manager for USC Consulting, a operational improvement firm. While with USC Consulting, Mr. Eustice consulted to clients including IBM, Cooper Industries, PPG Industries and Masco Corporation. Mr. Eustice received his Masters degree from the Wharton School at the University of Pennsylvania.

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


                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

        The Company's shares of common stock are traded publicly in the over-the-counter market under the NASDAQ system. At March 17, 2003 there were 138 holders of record of common stock, representing more than 1,500 beneficial owners. The last price for the Company's common stock on March 17, 2003, as reported by NASDAQ, was $10.00 per share. Since the Company's initial public offering, it has paid no cash dividends. The Company does not presently contemplate paying any such dividends in the foreseeable future. The range of high and low sales prices for the Company's common stock for each quarterly period of 2002 and 2001 are as follows:


                            2002                     2001
                   -----------------------  -----------------------
                      High        Low          High        Low
------------------ ---------- ------------  ---------- ------------
First Quarter       $8.90       $6.65          $2.63        $1.66
Second Quarter      10.36        6.50           3.80         2.00
Third Quarter       10.00        8.10           4.50         2.69
Fourth Quarter      10.10        8.15           7.35         3.00

Item 6.  Selected Financial Data.
                                 Selected Consolidated Financial Data


                                                          Year Ended December
                               -------------------------------------------------------------------------
(in thousands, except per share
 data)                             2002 (a)         2001        2000 (b)       1999 (c)         1998
-----------------------------  --------------  ------------ -------------- --------------- -------------
Statement of Operations Data:
   Net sales                         $215,524      $201,668       $201,390        $236,689      $178,301
   Income from operations (d)          23,133        12,266         12,308           1,633        16,419
   Net income (loss) (d)               12,357         5,229          4,095          (3,602)        7,556
   Earnings (loss) per share (d):
      Basic                             $1.46          0.61           0.49           (0.43)         0.91
      Diluted                           $1.38          0.60           0.48           (0.43)         0.90
Balance Sheet Data:
   Total assets                       170,128       163,163        159,879         188,004       183,948
   Working capital                     91,340        81,068         83,262          96,612        97,620
   Long-term debt                      44,218        53,511         65,066          85,283        80,004
   Shareholders' equity                89,572        75,162         72,384          68,234        71,614

(a) Results for 2002 include a gain on sale of specialty fastener business of $2,143 ($1,329 after tax or $0.15 per share).

(b) Results for 2000 include non-recurring revenues and gain on sale of product line of $5,500 and $1,600 ($1,100 after tax or $0.13 per share), respectively.

(c) Results for 1999 include a restructuring charge of $11,400 ($7,500 after tax or $0.90 per share).

(d) The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," at the beginning of fiscal 2002. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. The following table presents certain financial data for fiscal 2002 and all periods prior to fiscal 2002 adjusted to exclude amortization of goodwill and the related tax effects:

                                                     Year Ended December
                     ------------------------------------------------------------------------------------
                                  2002        2001             2000             1999             1998
Income from operations     $     23,133    $ 13,891         $ 13,970          $ 3,320         $ 17,807
Net income (loss)          $     12,357    $  6,293         $  5,185          $(2,487)        $  8,488
Diluted earnings per share $      1.38     $  0.73           $ 0.61           $(0.30)         $  1.01



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

       The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. Results for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 were for fifty-two week, fifty-two week and fifty-three week periods, respectively.

Critical Accounting Policies

        The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. The Company regularly evaluates its estimates and judgments, including those related to revenue recognition, bad debts, customer credits, inventories and income taxes. Estimates and judgments are based upon historical experience and on various other assumptions believed to be accurate and reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements:

        Allowance for Doubtful Accounts. The preparation of the Company's financial statements requires management to make estimates of the collectability of its accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of the Company's accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. The Company's five largest customers accounted for 73% and 63% of total accounts receivable as of December 28, 2002 and December 29, 2001, respectively. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company's sales and operating results. The Company's allowance for doubtful accounts amounted to $1.3 million and $0.9 million as of December 28, 2002 and December 29, 2001, respectively.

        Revenue Recognition and Allowance for Customer Credits. The Company recognizes revenue for sales to its customers at the time of shipment from the Company's warehouses. Net sales are calculated by subtracting allowances for customer credits from gross revenues. Allowances for customer credits include costs for product returns, discounts and promotional rebates given to customers who purchase new products for inclusion in their stores, and the cost of competitors' products that are purchased from the customer in order to induce a customer to purchase new product lines from the Company. The Company provides for customer credits and potential returns at the time of sale. Management must make estimates of the ultimate value of customer credits that will be issued for future product returns and sales allowances granted to induce customers to purchase products from the Company. Management analyzes historical returns, current economic conditions and changes in demand and acceptance of the Company's products when evaluating the adequacy of its reserves for customer credits. Management judgements and estimates must be made and used in connection with establishing reserves for customer credits in any accounting period. Material differences in the amount and timing of customer credits for any period may result if management made different judgments or utilized different estimates for the reserves. Reserves for customer credits were $16.5 million and $14.2 million as of December 28, 2002 and December 29, 2001, respectively.

        Excess and Obsolete Inventory Reserves. Management must make estimates of potential future excess and obsolete inventory costs. The Company provides reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates. The

Company maintains contact with its customer base in order to understand buying patters, customer preferences and the life cycle of its products. Changes in customer requirements are factored into the reserve needs as needed. During 2001, the Company revised its estimates which resulted in an increased provision for excess and obsolete inventory of $3.6 million. Reserves for excess and obsolete inventory were $9.2 million and $9.6 million as of December 28, 2002 and December 29, 2001, respectively.


Gain on Sale of Specialty Fastener Business and Litigation Settlement

        On May 1, 2002, the Company entered into agreements to sell its specialty fastener business and to settle litigation initiated by the Company in 1996 related to its purchase of the Dorman business. Total proceeds from the sale and settlement, net of transaction costs and purchase price adjustments were approximately $7.4 million. The transactions resulted in an after-tax gain on the sale of the fastener business of $1.3 million, and a reduction in goodwill totaling $2.2 million.


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

                                          Percentage of Net Sales
                           -----------------------------------------------------
                                                Year Ended
                           -----------------------------------------------------
                              December 28,       December 29,      December 30,
                                  2002               2001              2000
-------------------------- ------------------  ---------------- ----------------
Net sales                        100.0%            100.0%              100.0%
Cost of goods sold                63.3              65.6                65.9
-------------------------- ------------------  ---------------- ----------------
Gross profit                      36.7              34.4                34.1
Selling, general and
  administrative expenses         27.0              28.3                28.0
Gain on sale of specialty
 fastener business                (1.0)              -                   -
-------------------------- ------------------  ---------------- ----------------
Income from operations            10.7               6.1                 6.1
Interest expense, net              1.8               2.1                 3.0
-------------------------- ------------------  ---------------- ----------------
Income before taxes                8.9               4.0                 3.1
Provision for taxes                3.2               1.4                 1.1
-------------------------- ------------------  ---------------- ----------------
Net income                         5.7%              2.6%                2.0%
========================== ==================  ================ ================

2002 Compared to 2001

        Net sales increased to $215.5 million in 2002 from $201.7 million in 2001. Revenues from the specialty fastener business sold in May 2002 were $2.1 million and $5.4 million in 2002 and 2001, respectively. Net sales in 2002 increased $17.1 million, or 8.7%, after adjusting for the specialty fastener business sale. One-time sales related to customer inventory builds accounted for approximately 25% of the sales growth in 2002. The remainder of the sales increase was the result of higher levels of product line updates to existing customers, the introduction of new product lines and continued strong reorder patterns on recently introduced new products.

        Cost of goods sold, as a percentage of sales, declined to 63.3% in 2002 from 65.6% in 2001. The primary reason for this decline was an additional provision for discontinued and excess inventories of $3.6 million in 2001, which increased cost of goods sold by 1.8% of sales. The remaining decline in cost of goods sold as a percentage of sales in 2002 is the result of lower materials and operating costs achieved through several cost reduction initiatives.

        Selling, general and administrative expenses in 2002 increased to $58.2 million from $57.0 million in 2001, an increase of $1.2 million, or 2.1%. The increase in selling, general and administrative costs was primarily the result of higher sales volumes and $0.7 million in net costs associated with the closure of one of the Company's smaller distribution facilities.

        Interest expense, net decreased to $3.9 million in 2002 from $4.3 million in 2001 due to lower borrowing levels in 2002. In August 2002, the Company made the first of seven annual installment payments of $8.6 million due under the terms of its Senior Note Agreements.

        The Company's effective tax rate increased to 35.6% in 2002 from 34.4% as the gain on the sale of the specialty fastener business is subject to a higher overall effective tax rate than the Company's operating profits.

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

        Cost of goods sold, as a percentage of sales, decreased to 65.6% from 65.7% before the lift support sale in 2000. The decline in cost of goods sold as a percentage of sales is the result of lower materials and operating costs achieved through several cost reduction initiatives which were offset by increased provisions for discontinued and excess inventories in the current year. The Company provides reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates. During 2001, the Company revised its estimates which resulted in an increased provision of $3.6 million.

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

Liquidity and Capital Resources

        Historically, the Company has financed its growth through a combination of cash flow from operations and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. During the last three years the Company has focused on inventory management and aggressively managed other components of working capital. In addition, capital spending levels were reduced. These initiatives resulted in improved cash flow and reduced borrowing levels. At December 28, 2002, working capital was $91.3 million, total long-term debt (including the current portion) was $53.5 million and shareholders' equity was $89.6 million. Cash and short-term investments as of December 28, 2002 totaled $19.2 million.

        Long-term debt consists primarily of $51.4 million in Senior Notes that were originally issued in August 1998, in a private placement on an unsecured basis ("Notes"). The Notes bear a 6.81% fixed interest rate, payable quarterly. Annual principal payments of $8.6 million are due each August through 2008. The Notes require, among other things, that the Company maintain certain financial covenants relating to debt to capital ratios and minimum net worth.

        In March 2001, the Company amended its Revolving Credit Facility. The amended agreement provides for a $10.0 million facility for a three-year term that expires in March 2004. Borrowings under the amended facility are on an unsecured basis with interest at rates ranging from LIBOR plus 150 to LIBOR plus 275 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. In addition, the Company's Swedish subsidiary maintains a short-term $1.5 million credit facility. There were no borrowings under either facility as of December 28, 2002.

        The Company amended certain agreements related to its 1998 acquisition of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech") during 2001. As a result of this transaction, the Company purchased and canceled 250,000 shares of its common stock issued in connection with the acquisition and canceled the earn out provisions of the acquisition agreement in exchange for consideration of $3.2 million to be paid by the Company in installments through December 2005. The aggregate amount outstanding under this obligation was $1.4 million at December 28, 2002.

        Operating cash flow amounted to $5.1 million in fiscal 2002, approximately $16.4 million lower than the $21.5 million in operating cash flow in 2001. The decrease in cash provided by operations was due to higher sales levels in 2002, which resulted in increases in accounts receivable and inventory to support the higher sales base, and increases to payment terms for certain customers, which resulted in increased accounts receivable days outstanding. The Company expects that its accounts receivable levels will continue to be greater than historic levels due to the changes in payment terms in 2002

        Investing activities used $10.2 million of cash in 2002. During the year, the Company began to purchase highly liquid corporate and government bonds with maturities from three months to one year to take advantage of higher earnings rates on these investments. These investments have been classified as short-term investments as required by generally accepted accounting principles. As a result of this decision, the Company reported a net $14.0 million use of cash during the period. Additions to property, plant and equipment required $3.5 million of cash in 2002. Capital expenditures included upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements. Investing activities also include $7.4 million in net proceeds from the sale of the specialty fastener business and litigation settlement in May 2002.

        Financing activities required $11.4 million in cash in 2002. These uses were primary related to scheduled repayments under capital lease and other debt obligations, including the first scheduled repayment of $8.6 million on the Company's Senior Notes made in August 2002.

        The Company believes that cash and short-term investments on hand and cash generated from operations together with its available sources of capital are sufficient to meet ongoing cash needs for the foreseeable future.

        Foreign Currency Fluctuations. In 2002, approximately half of the Company's products were pur chased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, to the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase. The Company attempts to lessen the impact of these currency fluctuations by resourcing its purchases to other countries.

Impact of Inflation

        The Company has not generally been adversely affected by inflation. The Company believes that price increases resulting from inflation generally could be mitigated through the use of alternative suppliers and by resourcing its purchases to other countries.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of this pronouncement on December 30, 2001, as required. The adoption of SFAS No. 143 did not have a material impact on the consolidated statements of operations for the year ended December 28, 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted the provisions of this pronouncement on December 30, 2001. The adoption of SFAS No. 144 did not have a material impact on the consolidated statement of operations for the year ended December 28, 2002.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal of Activities." The statement will be applied prospectively to exit or disposal activities initiated after December 28, 2002. The initial adoption of this pronouncement will not have a material effect on the consolidated statement of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company will adopt the annual disclosure provisions of SFAS No. 148 in its financial reports for the fiscal year ended December 27, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 29, 2003. As the adoption of this standard involves disclosures only, the Company does not expect a material impact on its results of operations, financial position or liquidity.

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

        The Company may occasionally use derivative financial instruments, consisting of foreign currency forward purchase and sales contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange. Its primary exposure to changes in foreign currency rates results from changes in exchange rates on certain third-party trade receivables and payables of the Company's Swedish subsidiary. There were no forward purchase or sales contracts outstanding as of December 28, 2002.

Item 8.  Financial Statements and Supplementary Data.

       The financial statement schedules of the Company that are filed with this Report on Form 10-K are listed in Item 15(a)(2), Part IV, of this Report.

                                  Independent Auditors' Report

The Board of Directors
R&B, Inc.:

       We have audited the accompanying consolidated balance sheet of R&B, Inc. and subsidiaries as of December 28, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal year then ended. In connection with our audit of the fiscal 2002 consolidated financial statements, we also have audited the fiscal 2002 financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The fiscal 2001 and fiscal 2000 consolidated financial statements and financial statement schedule of R&B, Inc. were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their report dated February 13, 2002.

       We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the fiscal 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of R&B, Inc. and subsidiaries as of December 28, 2002, and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related fiscal 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

       As discussed above, the fiscal 2001 and fiscal 2000 consolidated financial statements of R&B, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 3, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 30, 2001. In our opinion, the disclosures for fiscal 2001 and fiscal 2000 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 and fiscal 2000 consolidated financial statements of R&B, Inc. and subsidiaries other than with respect to such disclosures, and accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 and fiscal 2000 consolidated financial statements taken as a whole.

                                                   KPMG LLP

Philadelphia, Pennsylvania
February 13, 2003

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

                                       /s/   Arthur Andersen LLP

Philadelphia, Pennsylvania
February 13, 2002

Note: The report above is a copy of a previously issued report and it has not been reissued by Arthur Andersen LLP (Andersen).


                                   R&B, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             52 Weeks Ended  52 Weeks Ended 53 Weeks Ended
                                                          ---------------------------------------------
                                                               December 28,   December 29,   December 30,
(in thousands, except per share data)                              2002           2001           2000
-------------------------------------------------------------------------------------------------------
Net Sales                                                        $215,524        $201,668      $201,390
Cost of goods sold                                                136,321         132,353       132,621
-------------------------------------------------------------------------------------------------------
         Gross profit                                              79,203          69,315        68,769
Selling, general and administrative expenses                       58,213          57,049        56,461

Gain on sale of specialty fastener business                        (2,143)              -             -
-------------------------------------------------------------------------------------------------------
         Income from operations                                    23,133          12,266        12,308
Interest expense, net of interest income of $411, $439 and $93      3,931           4,289         6,032
-------------------------------------------------------------------------------------------------------
         Income before income taxes                                19,202           7,977         6,276
Income taxes                                                        6,845           2,748         2,181
-------------------------------------------------------------------------------------------------------
         Net income                                            $   12,357       $   5,229    $    4,095
=======================================================================================================
Earnings Per Share:
         Basic                                                 $     1.46      $     0.61   $      0.49
         Diluted                                               $     1.38      $     0.60   $      0.48
Weighted Average Shares Outstanding:
        Basic                                                       8,487           8,529         8,439
        Diluted                                                     8,948           8,647         8,523
=======================================================================================================



                  See accompanying notes to consolidated financial statements.



                                   R&B, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS


                                                                          December 28,    December 29,
 (in thousands, except share data)                                             2002            2001
------------------------------------------------------------------------ --------------- ---------------
Assets
Current Assets:
   Cash and cash equivalents                                                 $     5,169    $     21,689
   Short-term investments                                                         14,002              -
   Accounts receivable, less allowance for doubtful accounts
        and customer credits of $17,854 and $15,110                               48,769          36,700
  Inventories                                                                     47,217          45,036
  Deferred income taxes                                                            7,621           7,469
  Prepaids and other current assets                                                1,425           1,352
------------------------------------------------------------------------ --------------- ---------------
     Total current assets                                                        124,203         112,246
------------------------------------------------------------------------ --------------- ---------------
Property, Plant and Equipment, net                                                16,591          18,744
Goodwill                                                                          28,607          30,422
Other Assets                                                                         727           1,751
------------------------------------------------------------------------ --------------- ---------------
      Total                                                                    $ 170,128     $   163,163
======================================================================== =============== ===============

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                                         $      9,291     $    11,481
  Accounts payable                                                                11,813           8,327
  Accrued compensation                                                             7,304           6,145
  Other accrued liabilities                                                        4,455           5,225
------------------------------------------------------------------------ --------------- ---------------
    Total current liabilities                                                     32,863          31,178
------------------------------------------------------------------------ --------------- ---------------
Long-Term Debt                                                                    44,218          53,511
Deferred Income Taxes                                                              3,475           3,312
Commitments and Contingencies  (Note 13)
Shareholders' Equity:
   Common stock, par value $.01; authorized 25,000,000 shares;
     issued and outstanding 8,501,070 and 8,466,482 shares                            85              85
  Additional paid-in capital                                                      32,937          32,501
  Cumulative translation adjustments                                                  55          (1,562)
  Retained earnings                                                               56,495          44,138
------------------------------------------------------------------------ --------------- ---------------
    Total shareholders' equity                                                    89,572          75,162
------------------------------------------------------------------------ --------------- ---------------
      Total                                                                    $ 170,128     $   163,163
======================================================================== =============== ===============

                  See accompanying notes to consolidated financial statements.


                                   R&B, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                   Common Stock
                                                 ------------------  Additional  Cumulative
                                                 Shares     Par       Paid-In    Translation   Retained
(in thousands, except share data)                Issued    Value      Capital    Adjustments   Earnings   Total
------------------------------------------ ------------------------- ----------- -------------  ---------  ----------
Balance at December 25, 1999                   8,393,796         $84     $33,517        $ (181)   $34,814     $68,234
Common stock issued for purchase of Scan-
    Tech USA/Sweden AB                            11,188           -          30             -          -          30
Common stock issued to
    Employee Stock Purchase Plan                  32,791           -          97             -          -          97

Common Stock issued to 401(k)  Retirement Plan    43,742           1         204             -          -         205
Compensation expense on stock option issuance          -           -         381             -          -         381

Comprehensive Income:
   Net income                                       -              -           -             -      4,095       4,095
Currency translation adjustments                    -                -           -        (658)         -        (658)
                                                                                                           ----------
Total comprehensive income                                                                                      3,437
------------------------------------------ ------------- ----------- ----------- -------------  ---------  ----------
Balance at December 30, 2000                   8,481,517          85      34,229          (839)    38,909      72,384
Common stock issued to
     Employee Stock Purchase Plan                  4,106           -          11             -          -          11
Common stock issued to 401(k) Retirement Plan    230,859           3         380             -          -         383

Compensation expense on stock option issuance          -           -         297             -          -         297
Purchase and cancellation of common stock       (250,000)         (3)     (2,416)            -          -      (2,419)
      (Note 8)

Comprehensive Income:
    Net income                                         -           -           -             -      5,229       5,229
 Currency translation adjustments                      -           -             -        (723)         -        (723)
                                                                                                           ----------
Total comprehensive income                                                                                      4,506
------------------------------------------ ------------- ----------- ----------- -------------  ---------  ----------
Balance at December 29, 2001                   8,466,482          85      32,501        (1,562)    44,138      75,162
Common stock issued to
    Employee Stock Purchase Plan                   1,652           -          12             -          -          12
Compensation expense on stock option issuance          -           -         363             -          -         363
Shares issued under Incentive Stock Plan          32,936           -          61             -          -          61

Comprehensive Income:
     Net income                                        -           -           -             -     12,357      12,357
Currency translation adjustments                       -           -           -         1,617          -       1,617
                                                                                                           ----------
Total comprehensive income                                                                                     13,974
-----------------------------------------  ------------- ----------- ----------- ------------- ---------- -----------
Balance at December 28, 2002                   8,501,070         $85     $32,937     $      55    $56,495     $89,572
========================================== ============= =========== =========== =============  =========  ==========
                   See accompanying notes to consolidated financial statements.


                                    R&B, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       52 Weeks Ended      52 Weeks Ended   53 Weeks Ended
                                                      -------------------------------------------------------
                                                         December 28,        December 29,     December 30,
(in thousands)                                                2002               2001             2000
----------------------------------------------------- ------------------- ----------------- -----------------
Cash Flows from Operating Activities:
Net income                                                     $   12,357           $ 5,229           $ 4,095
Adjustments to reconcile net income to cash
  provided by operating activites:
   Depreciation and amortization                                    5,560             8,105             7,931
   Provision for doubtful accounts                                    737             1,118               566
   Provision (benefit) for deferred income tax                         11            (2,751)              965
   Provision for non-cash stock compensation                          363               297               381
   Gain on sale of specialty fastener business                     (1,329)                -                 -
Changes in assets and liabilities:
    Accounts receivable                                           (13,339)           (1,676)           12,900
    Inventories                                                    (2,351)            5,220            18,987
    Prepaids and other current assets                                  28             1,279              (156)
    Other assets                                                      516             1,231                97
    Accounts payable                                                3,101               276            (4,576)
    Accrued compensation and other liabilities                       (593)            3,221               746
----------------------------------------------------- ------------------- ----------------- -----------------
      Cash provided by operating activities                         5,061            21,549            41,936
----------------------------------------------------- ------------------- ----------------- -----------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                         (3,543)           (1,924)           (6,759)
   Purchase of short-term investments                             (22,795)                -                 -
   Proceeds from maturities of short-term investments               8,793                 -                 -
   Proceeds from litigation settlement and sale of
       specialty fastener business, net                             7,374                 -                 -
----------------------------------------------------- ------------------- ----------------- -----------------
     Cash used in investing activities                            (10,171)           (1,924)           (6,759)
----------------------------------------------------- ------------------- ----------------- -----------------
Cash Flows from Financing Activities:
   Net repayment of revolving credit                                    -                 -           (28,500)
   Repayment of long-term debt obligations                        (11,483)           (5,883)             (923)
   Proceeds from common stock issuances                                73               394               332
----------------------------------------------------- ------------------- ----------------- -----------------
      Cash used in financing activities                           (11,410)           (5,489)          (29,091)
----------------------------------------------------- ------------------- ----------------- -----------------
Net (Decrease) Increase in Cash and Cash
      Equivalents                                                 (16,520)           14,136             6,086
Cash and Cash Equivalents, Beginning of Year                       21,689             7,553             1,467
----------------------------------------------------- ------------------- ----------------- -----------------
Cash and Cash Equivalents, End of Year                        $     5,169          $ 21,689      $      7,553
===================================================== =================== ================= =================
Supplemental Cash Flow Information
    Cash paid for interest expense                             $    4,356         $   4,788        $    5,933
    Cash paid for income taxes                                 $    7,218         $   4,206         $   1,170
                    See accompanying notes to consolidated financial statements.


                                  R&B, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                                       December 28, 2002

1.  Summary of Significant Accounting Policies

         R&B, Inc. (the "Company") is a leading supplier of OE Dealer "Exclusive" automotive replacement parts, automotive hardware and brake products to the automotive aftermarket, and household hardware products to the general merchandise markets. R&B's products are marketed under more than thirty proprietary brand names, through its Motormite, Dorman, Allparts, Scan-Tech, MPI and Pik-A-Nut businesses.

         The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. Results for the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 were for fifty-two week, fifty-two week, and fifty-three week periods, respectively.

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

         Short-term Investments. Short-term investments consist primarily of corporate and government bonds with maturities of three months to one year from the date of purchase. Short-term investments are classified as held-to-maturity and are recorded at amortized cost. As of December 28, 2002, the market value of these short-term investments approximated the amortized cost.

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

         Foreign Currency Contracts. In order to minimize exposure to foreign currency fluctuations with respect to foreign currency exposures, the Company may enter into forward exchange rate contracts for the amount of the exposure. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of December 28, 2002 and December 29, 2001, no open forward exchange contracts were outstanding.

         Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consists primarily of cash equivalents, short-term investments, and accounts receivable. All cash equivalents and short-term investments are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of the Company's accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. The Company's five largest customers accounted for 73% and 63% of total accounts receivable as of December 28, 2002 and December 29, 2001, respectively. Management continually monitors the credit terms and credit limits to these and other customers.

         Fair Value Disclosures. The carrying value of financial instruments such as cash, short-term investments, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of total long-term debt was $48.4 million and $62.4 million at December 28, 2002 and December 29, 2001, respectively.

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

         Revenue Recognition. The Company records sales when its products are shipped. The Company calculates its net sales by subtracting allowances for customer credits from gross sales. Allowances for customer credits include costs for product returns, discounts and promotional rebates given to customers who purchase new products for inclusion in their stores, and the cost of competitors' products that are purchased from the customer in order to induce a customer to purchase new product lines from the Company. These allowances for customer credits are shown as a reduction of accounts receivable. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.

         Earnings Per Share. The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three years ended December 28, 2002:


                                                   2002             2001             2000
                                                 ---------- ----- ---------- ----- -----------
                                                    (in thousands, except per share data)
Numerator:
     Net income ................................   $12,357          $5,229          $4,095

Denominator:
     Weighted average shares outstanding             8,487           8,529           8,439
     Effect of dilutive stock options.............     461             118              84
                                                 ---------- ----- ---------- ----- -----------
     Adjusted weighted average shares outstanding
          diluted earnings per share.............    8,948           8,647           8,523
                                                 ========== ===== ========== ===== ===========
Basic earnings per share.........................    $1.46          $ 0.61          $ 0.49
                                                 ========== ===== ========== ===== ===========
Diluted earnings per share.......................    $1.38          $ 0.60          $ 0.48
                                                 ========== ===== ========== ===== ===========

         Options to purchase 5,000, 5,000 and 654,425 shares were outstanding at December 28, 2002, December 29, 2001, and December 30, 2000, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive.

         Stock-Based Compensation. At December 28, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note
14. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation. The 2001 and 2002 pro forma net income has been revised to add back stock-based employee compensation, which was included in reported net income.


                                                         Year Ended December
------------------------------------------ -----------------------------------------------
 (in thousands, except per share data)          2002             2001            2000
------------------------------------------ ---------------  --------------- --------------
Net income:
    As reported                             $    12,357        $     5,229   $     4,095
    Pro forma                               $    11,825        $     4,830   $     4,010
Earnings per share:
    As reported:
        Basic                                $      1.46        $      0.61   $     0.49
        Diluted                              $      1.38        $      0.60   $     0.48
    Pro forma:
        Basic                                $      1.39        $      0.57   $     0.48
        Diluted                              $      1.32        $      0.56   $     0.47

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                2002             2001            2000
                                                ----             ----            ----
Expected dividend yield                           0%               0%             0%
Expected stock price volatility                  53%              46%            42%
Risk-free interest rate                         3.3 %            5.3%            5.5%
Expected life of option                       7.5 years        7.5 years       7.5 years

         Reclassification. Certain prior-period amounts have been reclassified to conform to the current year presentation.

2.  Gain on Sale of Specialty Fastener Business and Litigation Settlement

         On May 1, 2002, the Company entered into agreements to sell the Company's specialty fastener business and to settle litigation initiated by the Company in 1996 related to its purchase of its Dorman business. Total proceeds from the sale and settlement, net of transaction costs and purchase price adjustments were approximately $7.4 million. The transactions resulted in an after-tax gain on the sale of the fastener business of $1.3 million, and a reduction in goodwill totaling $2.2 million.

3.  Goodwill

         Effective December 30, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 specifies that goodwill will no longer be amortized but instead will be subject to periodic impairment testing. As a result, effective December 30, 2001, the Company no longer amortizes goodwill. The Company has completed the impairment tests required by SFAS No. 142, which did not result in an impairment charge. The elimination of goodwill amortization would have increased net income by $1.1 million for the fiscal years ended December 29, 2001 and December 30, 2000, or $0.13 per diluted share in each year.


                                                       Year Ended December
                                        --------------------------------------------------
(in thousands, except per share data)           2002               2001           2000
--------------------------------------- -----------------  --------------- ---------------
Net income:
    As reported                         $    12,357         $     5,229     $     4,095
    Amortization expense - goodwill               -               1,064           1,090
                                        -----------------  --------------- ---------------
    Adjusted net income                 $    12,357         $     6,293     $     5,185
                                        -----------------  --------------- ---------------

Basic earnings per share:
    As reported                         $      1.46         $       0.61    $      0.49
    Amortization expense - goodwill              -                0.13           0.13
                                        -----------------  --------------- ---------------
    Adjusted earnings per share - basic $      1.46         $       0.74    $      0.62
                                        -----------------  --------------- ---------------

Diluted earnings per share:
    As reported                         $      1.38         $       0.60    $       0.48
    Amortization expense - goodwill              -                  0.13            0.13
                                        -----------------  --------------- ---------------
    Adjusted earnings per share -diluted$      1.38         $       0.73    $       0.61
                                        -----------------  --------------- ---------------

4.  Restructuring Charges

         In the fourth quarter of fiscal 1999, the Company recorded restructuring charges of $11.4 million ($7.5 million after tax or $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a workforce reduction of 158 people. The following summarizes the restructuring charge and activity recorded under the program ,which was completed in 2001:



                                                       Employee      Facility
                                        Inventory      Termination   Shutdown
(in thousands)                          Disposals      Costs         Costs          Total
--------------------------------------- -------------- ------------- -------------  ------------
Balance at December 25, 1999             $    9,800     $     351    $      825      $  10,976
    Costs Incurred                           (7,100)         (351)         (145)        (7,596)
                                        -------------- ------------- -------------  ------------
 Balance at December 30, 2000                 2,700             -           680          3,380
     Costs Incurred                          (2,700)            -          (455)        (3,155)
     Reversal of Excess Charge                    -             -          (225)          (225)
                                        -------------- ------------- -------------  ------------
Balance at December 29, 2001            $        -     $       -       $     -       $      -
                                        ============== ============= =============  ============


In 2001, the Company determined that it had $0.2 million in excess facility shutdown reserves which were credited to selling, general and administrative expenses.

5.   Inventories

         Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                         December 28,        December 29,
(in thousands)               2002                2001
---------------------- -----------------  ------------------
Bulk product                     $19,923             $17,284
Finished product                  24,462              24,290
Packaging materials                2,833               3,462
---------------------- -----------------  ------------------
Total                            $47,217             $45,036
====================== =================  ==================

6.   Property, Plant  and Equipment

         Property, plant and equipment consists of the following:

                                           December 28,          December 29,
(in thousands)                                     2002           2001
----------------------------------- ------------------- - -------------------
Property under capitalized leases                $2,452               $ 6,048
Buildings                                         7,452                 7,311
Machinery, equipment and tooling                 17,987                16,154
Furniture,  fixtures and
   leasehold improvements                         3,512                 3,334
Computer and other equipment                     18,265                19,692
----------------------------------- ------------------- - -------------------
Total                                            49,668                52,539
Less-accumulated  depreciation                  (33,077)              (33,795)
----------------------------------- ------------------- - -------------------
Property, plant and equipment, net              $16,591               $18,744
=================================== =================== = ===================

7.  Long-Term Debt

         Long-term debt consists of the following:


                                     December 28,        December 29,
 (in thousands)                           2002                2001
--------------------------------- ------------------- -------------------
Senior notes                                  $51,428             $60,000
Capitalized lease obligations                     720               2,466
Obligation for stock repurchase
    and other (Note 8)                          1,361               2,526
--------------------------------- ------------------- -------------------
    Total                                      53,509              64,992
    Less: Current portion                     ( 9,291)            (11,481)
--------------------------------- ------------------- -------------------
    Total long-term debt                      $44,218             $53,511
================================= =================== ===================

        Senior Notes. The Senior Notes bear a 6.81% fixed interest rate, payable quarterly. Annual principal repayments at the rate of $8.6 million are due each August through 2008. Terms of the Note Purchase Agreement require, among other things, that the Company maintain certain financial covenants relating to debt to capital ratios and minimum net worth.

        Bank Credit Facility. In March 2001, the Company amended its Revolving Credit Facility. The amended agreement provides for a $10 million facility for an additional three-year term that expires in March 2004. Borrowings under the amended facility are on an unsecured basis with interest at rates ranging from LIBOR plus 150 to LIBOR plus 275 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. There were no borrowings under the credit facility in 2002 or 2001. The Company's Swedish subsidiary maintains a $1.5 million credit facility. As of December 28, 2002, no amounts were outstanding under this facility, which is provided on an unsecured, short-term basis.

        Capitalized Lease Obligations. The Company's capitalized lease obligation for its primary operating facility was with a partnership related to the Company by common ownership (see Note10) and was payable monthly in installments of $47,500 including interest imputed at 13.96% through December 2002. In 2002, the lease was extended through December 2007 and is now accounted for as an operating lease. The net book value of the asset under this capitalized lease was $0 and $0.2 million at December 28, 2002 and December 29, 2001, respectively.

        The Company has entered into three sale/leaseback transactions with an equipment lease company to finance computer equipment. Two leases expired in 2002 and the third lease expires in 2003. The remaining lease is payable in monthly installments of $106,000 including interest computed at a rate of 10.5%. The annual future minimum lease payments for the Company's capital lease obligation as of December 28, 2002 total $745,000, of which $25,000 represents interest and $720,000 represents principal.

        Aggregate annual principal payments applicable to long-term debt and capital lease obligations as of December 28, 2002 are as follows:


(in thousands)
 2003                             $  9,291
 2004                                9,045
 2005                                9,459
 2006                                8,571
 2007                                8,571
Thereafter                           8,572
------------------------------------------
Total                              $53,509
------------------------------------------

8.  Equity Transactions

        In November 2001, the Company amended certain agreements related to its 1998 acquisition of Scan- Tech USA/Sweden A.B. and related entities ("Scan-Tech"). As a result of this transaction, the Company purchased and canceled 250,000 shares of its common stock issued in connection with the acquisition and canceled the earn out provisions of the acquisition agreement in exchange for consideration of approximately $3.2 million to be paid in installments through December 31, 2005. The Company paid $1.25 million and $0.8 million of this amount under the amended agreements in 2002 and 2001, respectively. The obligation includes interest imputed at a 5.0% rate. The remaining amount is payable to an entity controlled by the President of Scan-Tech. The transaction resulted in additional goodwill of $0.8 million during 2001.

9.  Operating Lease Commitments and Rent Expense

        The Company leases certain equipment, automobiles and operating facilities, including the Company's primary operating facility which is leased from a partnership related to the Company by common ownership, under noncancelable operating leases. Approximate future minimum rental payments under these leases are summarized as follows:

 (in thousands)
2003                    $   2,228
2004                        2,009
2005                        1,782
2006                        1,680
2007                        1,678
Thereafter                  1,180
-------------- ------------------
Total                     $10,557
============== ==================

        Rent expense, which includes rental adjustment payments and contingent rentals paid to related parties (see Notes 7 and 10) of $0.6 million in 2002, 2001 and 2000, respectively, was $2.9 million in 2002, $2.7 million in 2001, and $2.6 million in 2000.

10.   Related Party Transactions

        The Company has entered into leases for two operating facilities with partnerships of which the Company's Chief Executive Office and Executive Vice President are partners (see Notes 7 and 9). Total interest expense on these capitalized leases was $0.1 million in 2002 and 2001, and $0.2 million in 2000.

        Subsequent to the end of the fiscal year, the Company entered into an agreement with one of the partnerships related to the Company to terminate the lease for its Carrollton, Georgia facility. In connection with this agreement, the Company will pay $200,000 to terminate this lease subject to the closing of the sale of the building by the partnership to an unrelated entity.

11. Income Taxes

        The components of the income tax provision (benefit) are as follows:

 (in thousands)                 2002              2001              2000
------------------------ ------------------ ----------------- ----------------
Current:
 Federal                             $6,048           $ 4,765          $   964
 State                                  365               329               38
 Foreign                                394               405              214
------------------------ ------------------ ----------------- ----------------
                                      6,807             5,499            1,216
------------------------ ------------------ ----------------- ----------------
Deferred:
 Federal                                 36            (2,487)             931
 State                                    2              (264)              34
 Foreign                                  -                 -                -
------------------------ ------------------ ----------------- ----------------
                                         38            (2,751)             965
------------------------ ------------------ ----------------- ----------------
  Total                              $6,845            $2,748           $2,181
======================== ================== ================= ================

The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective tax rate:


                                             2002          2001          2000
--------------------------------------------------------------------------------
Federal taxes at statutory rate             34.0%         34.0%         34.0%
State taxes, net of Federal tax benefit      1.2%          0.5%          0.8%
Contributed property and other               0.4%         (0.1%)           -
--------------------------------------------------------------------------------
Effective tax rate                          35.6%          34.4%        34 8%
================================================================================

            Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:


                                           December 28,       December 29,
 (in thousands)                                2002               2001
-------------------------------------- ------------------ ----------------------
Assets:
    Inventories                               $3,557                $ 3,582
    Accounts receivable                        2,523                  2,394
    Accrued expenses                           1,780                  1,466
-------------------------------------- ------------------ ----------------------
        Gross deferred tax assets              7,860                  7,442
-------------------------------------- ------------------ ----------------------
Liabilities:
    Depreciation                                 274                    321
    Goodwill                                   3,440                  2,868
    Other                                          -                     96
-------------------------------------- ------------------ ----------------------
        Gross deferred tax liabilities         3,714                  3,285
-------------------------------------- ------------------ ----------------------
    Net deferred tax assets                   $4,146                 $4,157
====================================== ================== ======================

 12. Business Segments

            In accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that its business comprises a single reportable operation segment, namely, the sale of replacement parts for the automotive aftermarket.

            During 2002, two customers each accounted for more than 10% of net sales and in the aggregate accounted for 36% of net sales. During 2001 and 2000, one customer accounted for approximately 24% and 20% of net sales, respectively. Net sales to countries outside the US, primarily to Western Europe and Canada in 2002, 2001 and 2000 were $22.9 million, $19.9 million and $15.1 million, respectively.

 13.   Commitments and Contingencies

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

            Legal Proceedings. The Company is party to certain legal proceedings and claims arising in the normal course of business. Management believes that the disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

 14.  Capital Stock

            Undesignated Stock. The Company has 75,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by the Board of Directors.

            Incentive Stock Option Plan. Effective May 18, 2000 the Company amended and restated its Incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 1,172,500 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At December 28, 2002, options to acquire 327,904 shares were available for grant under the Plan.

            Transactions under the Plan for the three years ended December 28, 2002 were as follows:


                                                               Option Price          Weighted
                                            Shares                  per Share Average Price
--------------------------------------- ---------------- ------------------- -------------------
 Balance at December 25, 1999               917,454          $ 1.00 - $ 12.63         $  6.29
     Granted                                  1,000                      3.50            3.50
     Exercised                                    -                        -               -
     Canceled                               (68,600)           1.00 -   12.63            7.63
--------------------------------------- ---------------- ------------------- -------------------
 Balance at December 30, 2000               849,854              1.00 - 12.63            6.17
     Granted                                611,000              1.875 - 5.70            3.00
     Exercised                                  -                         -                -
     Canceled                              (656,425)             1.00 - 12.63            7.61
--------------------------------------- ---------------- ------------------- -------------------
 Balance at December 29, 2001               804,429              1.00 - 9.625           2.59
     Granted                                 45,000                      8.00           8.00
     Exercised                              (51,750)              1.00 - 3.00           2.71
     Canceled                               (7,500)                      3.00           3.00
--------------------------------------- ---------------- ------------------- -------------------
 Balance at December 28, 2002               790,179          $1.00 -   $9.625          $2.89
--------------------------------------- ---------------- ------------------- -------------------
 Options exercisable at
 December 28, 2002                          435,993          $1.00 -   $9.625          $2.28
--------------------------------------- ---------------- ------------------- -------------------


 The following table summarizes information concerning currently outstanding and exercisable options:


                                Options Outstanding                            Options Exercisable
                  -----------------------------------------------       ---------------------------------
                                       Weighted-
                                       Average        Weighted-                              Weighted-
                                      Remaining        Average                                Average
 Range of              Numbers       Contractual      Exercise                Number         Exercise
Exercise Price      Outstanding      Life (years)       Price              Exercisable         Price
----------------- ---------------- ---------------- -------------       ----------------- ---------------
 $1.00 - $3.00         732,679            8.1           $2.50                429,493           $ 2.19
 $5.70 - $6.875          7,500            8.1           $6.09                  2,500           $ 6.41
 $8.00 - $9.625         50,000            9.1           $8.16                  4,000           $9.625


            Employee Stock Purchase Plan. In March 1992, the Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Plan permits the granting of options to purchase up to 300,000 shares of common stock by the employees of the Company. In any given year, employees may purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expire on the last day of the fiscal year. During 2002, optionees had exercised rights to purchase 1,652 shares at prices from $6.16 to $8.34 per share for total net proceeds of $12,000.

            401(k) Retirement Plan. The Company maintains a defined contribution profit sharing and 401(k) plan covering substantially all of its employees as of December 28, 2002, Annual contributions under the plan are determined by the Board of Directors of the Company. Consolidated expense related to the plan was $856,000, $957,000, and $876,000 in fiscal 2002, 2001 and 2000, respectively.

 15.  Accounting Pronouncements

            In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of this pronouncement on December 30, 2001, as required. The adoption of SFAS No. 143 did not have a material impact on the consolidated statements of operations for the year ended December 28, 2002.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted the provisions of this pronouncement on December 30, 2001. The adoption of SFAS No. 144 did not have a material impact on the consolidated statement of operations for the year ended December 28, 2002.

            In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal of Activities." The statement will be applied prospectively to exit or disposal activities initiated after December 28, 2002. The initial adoption of this pronouncement will not have a material effect on the consolidated statement of operations.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company will adopt the annual disclosure provisions of SFAS No. 148 in its financial reports for the fiscal year ended December 27, 2003 and will adopt the interim disclosure provisions for its financial reports for the quarter ended March 29, 2003. As the adoption of this standard involves disclosures only, the Company does not expect a material impact on its results of operations, financial position or liquidity.

 Supplementary Financial Information

 Quarterly Results of Operations (Unaudited):

            The following is a summary of the unaudited quarterly results of operations for the fiscal years ended December 28, 2002 and December 29, 2001:


 (in thousands, except per     First            Second                Third           Fourth
share amounts)                 Quarter         Quarter (a)           Quarter          Quarter
----------------------------- ---------------- ----------------- --- --------------- -----------------
                                                                2002
                              ------------------------------------------------------------------------
 Net sales                             $51,080           $55,455             $53,889           $55,100
 Income from operations                  4,321             7,543               4,962             6,307
 Net income                              2,147             4,115               2,608             3,487
 Diluted earnings  per share              0.24              0.46                0.29              0.39
                                                                2001
                              ------------------------------------------------------------------------
 Net sales                             $46,144           $52,015             $54,238           $49,271
 Income from operations                  1,416             3,041               3,845             3,964
 Net income                                185             1,297               1,822             1,925
 Diluted earnings per share               0.02              0.15                0.21              0.22

 (a) Results for the second quarter of 2002 include gain on sale of specialty fastener business of $2,143 ($1,329 after tax or $0.15 per share).


 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            The Audit Committee of the Board of Directors of the Company annually considers and recommends to the Board the selection of R&B's independent public accountants. As recommended by the Company's Audit Committee, the Board of Directors on June 19, 2002 decided to no longer engage Arthur Andersen LLP ("Andersen") as the Company's independent public accountants and engaged KPMG LLP to serve as the Company's independent public accountants for the fiscal year ending December 28, 2002.

            Andersen's report on the company's audited financial statements for each of the years ended December 30, 2000 and December 29, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

            During the years ended December 30, 2000 and December 29, 2001, and the interim period between December 29, 2001 and June 19, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter in connection with its report on the Company's financial statements for those years. Also, during those two years and interim period, there were no reportable events as listed in Item 304(a) (1) (v) of Regulation S-K.

            The Company provided Andersen with a copy of the foregoing disclosure. Andersen's letter dated June 20, 2002, stating its agreement with such statements, was filed as Exhibit 16 to the Company's Form 8-K filed June 20, 2002, which is incorporated herein by reference.

            During the years ended December 30, 2000 and December 29, 2001, and the interim period between December 29, 2001 and June 19, 2002, the Company did not consult with KPMG regarding application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matter or reportable event listed in Items 304 (a) (2)
(i) and (ii) of Regulation S-K.

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.

            Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2003.

            Information concerning executive officers of the Company who are not also directors is presented in Item 4.1, Part I of this Report on Form 10-K.


 Item 11. Executive Compensation.

            Incorporated by reference to the section entitled "Executive Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2003.


 Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2003.

 Equity Compensation Plan Information

        The following table details information regarding the company's existing equity compensation plans as of December 28, 2002:


                                                                                       (c)
                                                                              Number of securities
                                         (a)                                   remaining available for
                                 Number of securities         (b)              future issuance under
                                  to be issued upon      Weighted-average     equity compensation
                               exercise of outstanding  exercise price of       plans (excluding
         Plan Category          options, warrants and  outstanding options, securities reflected in
                                       rights          warrants and rights        column (a))
------------------------------  ---------------------- -------------------- ------------------------
 Equity compensation plans
approved by security holders                   790,179                $2.89                  327,904

 Equity compensation plans not
approved by security holders                       -                    -                        -

                               ----------------------- -------------------- ------------------------
 Total                                         790,179                $2.89                  327,904
                               ======================= ==================== ========================

 Item 13. Certain Relationships and Related Transactions.

        Incorporated by reference to the section entitled "Executive Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 2003.

 Item 14.  Controls and Procedures.

 Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

 Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls" ) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

 Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

        In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               PART IV

 Item 15. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

        (a)(1) Consolidated Financial Statements. The consolidated financial statements of the Company and related documents are listed in Item 8, Part II, of this Report on Form 10-K.

        Independent Auditor's Report

        Report of Independent Public Accountants

        Consolidated Statements of Operations for the years ended December 28, 2002, December 29, 2001 and December 30, 2000.

        Consolidated Balance Sheets as of December 28, 2002 and December 29,
2001.

        Consolidated Statements of Shareholders' Equity for the years ended December 28, 2002, December 29, 2001 and December 30, 2000.

        Consolidated Statements of Cash Flows for the years ended December 28, 2002, December 29, 2001 and December 30, 2000.

        Notes to Consolidated Financial Statements

        (a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Report on Form 10-K:

                                                                       Page

        Report of Independent Public Accountants on Financial
        Statement Schedule...............................................44
        Schedule II - Valuation and Qualifying Accounts..................45

 (a)(3) Exhibits.

 Number       Title
 3.1 (1)      Amended and Restated Articles of Incorporation of the Company.

 3.2 (1)      Bylaws of the Company.

 4.1 (1)      Specimen Common Stock Certificate of the Company.

 4.2(1)       Shareholders' Agreement, dated September 17, 1990.

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

 10.1.3 (8)   Amendment to Lease, dated April 1, 2002, between the Company and the BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

 10.2 (1) Lease, dated January 3, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 390 Old Bremen Road, Carrollton, Georgia.

 10.2.1 (3)   Amendment to Lease, dated September 10, 1993, between the
              Company and the Berman Real Estate Partnership, for premises located at 390 Old Bremen Road, Carrollton, Georgia, amending
              10.2.

 10.2.2 (4)   Amendment to Lease, dated February 17, 1994, between the
              Company and the Berman Real Estate Partnership, for premises located at 390 Old Bremen Road, Carrollton, Georgia, amending
              10.2.

 10.2.3 Lease Termination Agreement, dated March 14, 2003, between the Company and the Berman Real Estate Partnership, for premises located at 390 Old Bremen Road, Carrollton, Georgia. (filed with this report)

 10.3 (6)+    R&B, Inc. Amended and Restated Incentive Stock Plan.

 10.4 (2)+    R&B, Inc. 401(k) Retirement Plan and Trust.

 10.4.1 (7)+  Amendment No. 1 to the R&B, Inc. 401(k) Retirement Plan and Trust.

 10.5 (2)+    R&B, Inc. Employee Stock Purchase Plan.

 21           Subsidiaries of the Company (filed with this report)

 23           Consent of KPMG LLP (filed with this report)

 99.1 Certifications Pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)
              (filed with this report)
 -------------------------
 + Management Contracts and Compensatory Plans, Contracts or Arrangements.
 (1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).
 (2) Incorporated by reference to the Exhibits files with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
 (3) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740).
 (4) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
 (5) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.
 (6) Incorporated by reference to the Exhibits filed with the Company's Proxy Statement for the fiscal year ended December 27, 1997.
 (7) Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994.
 (8) Incorporate by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.


        (b) Reports on Form 8-K.

        None

                                             SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         R&B, Inc.

Date: March 18 , 2003                    By:  \s\ Richard N. Berman
                                         ----------------------------------
                                         Richard N. Berman, Chairman, President
                                         and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                  Capacity                      Date

  \s\ Richard N. Berman            President, Chief Executive    March 18, 2003
 ----------------------            Officer, and Chairman of the
    Richard N. Berman              Board of Directors
                                   (principal executive officer)


  \s\ Mathias J. Barton            Chief Financial Officer       March 18, 2003
 ----------------------            (principal financial and
   Mathias J. Barton               accounting officer)


  \s\ Steven L. Berman             Executive Vice President,     March 18, 2003
  --------------------             Secretary-Treasurer, and
    Steven L. Berman               Director


  \s\ George L. Bernstein          Director                      March 18, 2003
 ------------------------
    George L. Bernstein

  \s\ John F. Creamer, Jr.         Director                      March 18, 2003
 -------------------------
    John F. Creamer, Jr.

  \s\ Paul R. Lederer              Director                      March 18, 2003
  -------------------
    Paul R. Lederer

  \s\ Edgar W. Levin               Director                      March 18, 2003
 --------------------
    Edgar W. Levin

                              CERTIFICATION OF CHIEF EXECUTIVE OFFICER

 I, Richard N. Berman, certify that:

 1. I have reviewed this annual report on Form 10-K of R&B, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: March 18, 2003


 \s\ Richard N. Berman
 Richard N. Berman
 Chief Executive Officer

                              CERTIFICATION OF CHIEF FINANCIAL OFFICER

 I, Mathias J. Barton, certify that:

 1. I have reviewed this annual report on Form 10-K of R&B, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: March 18, 2003


 \s\ Mathias J. Barton
 Mathias J. Barton
 Chief Financial Officer

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

                                                   /s/Arthur Andersen LLP

 Philadelphia, Pennsylvania
  February 13, 2002

 Note: The report above is a copy of a previously issued report and it has not been reissued by Arthur Andersen LLP (Andersen).



                      SCHEDULE II: Valuation and Qualifying Accounts

 (in thousands)                         For the Year Ended
-------------------------------------- ----------------------------------------------------
                                          December 28,      December 29,     December 30,
                                              2002              2001             2000
                                       ----------------- ----------------- ----------------
 Allowance for doubtful accounts:
     Balance, beginning of period             $     901           $   836             $778
      Provision                                      737             1,118              566
      Charge-offs                                   (301)           (1,053)            (508)
-------------------------------------- ----------------- ----------------- ----------------
      Balance, end of period                  $    1,337          $    901          $   836
====================================== ================= ================= ================
 Allowance for customer credits:
      Balance, beginning of period              $ 14,209           $ 9,498          $ 7,986
      Provision                                   35,769            29,742           28,952
      Charge-offs                                (33,461)          (25,031)         (27,440)
-------------------------------------- ----------------- ----------------- ----------------
      Balance, end of period                    $ 16,517           $14,209          $ 9,498
====================================== ================= ================= ================
 Restructuring reserves:
      Balance, beginning of period               $     -           $ 3,380         $ 10,976
      Provision                                        -                 -           11,400
      Charge-offs                                      -            (3,155)          (7,596)
      Reversal of excess charge                        -              (225)               -
-------------------------------------- ----------------- ----------------- ----------------
      Balance, end of period                      $    -              $  -           $3,380
====================================== ================= ================= ================