Form 10-Q
period 2003-03-29
R & B INC
filed 2003-05-08
CIK 868780

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

                         For the quarterly period ended March 29, 2003

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

                                       -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No|X|

As of May 5, 2003 the Registrant had 8,609,898 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                   R & B, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                          March 29, 2003


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Operations:
                   Thirteen Weeks Ended March 29, 2003 and
                        March 30, 2002..............................       3

                Balance Sheets......................................       4

               Statements of Cash Flows.............................       5

               Notes to Consolidated Financial Statements...........       6

        Item 2.Management's Discussion and
                   Analysis of Results of Operations and
                   Financial Condition..............................      9

        Item 3.Quantitative and Qualitative Disclosure
                   about Market Risk................................     12

        Item 4.Controls and Procedures..............................     12

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................     13

        Item 6.Exhibits and Reports on Form 8-K.....................     13

        Signature . . . . . . . ....................................     14

        Certifications..............................................     15

                                  PART I.  FINANCIAL INFORMATION

                            ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                    R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)



                                                               For the Thirteen Weeks Ended
                                                              ------------------------------
                                                                   March 29,    March 30,
(in thousands, except per share data)                              2003           2002
--------------------------------------------------------------------------------------------
Net Sales                                                         $    50,272     $   51,080
Cost of goods sold                                                     31,674         32,674
--------------------------------------------------------------------------------------------
         Gross profit                                                  18,598         18,406
Selling, general and administrative expenses                           14,260         14,085
--------------------------------------------------------------------------------------------
         Income from operations                                         4,338          4,321
Interest expense, net of interest income of  $57 and $104                 891          1,025
--------------------------------------------------------------------------------------------
         Income before taxes                                            3,447          3,296
Provision for taxes                                                     1,222          1,149
--------------------------------------------------------------------------------------------
         Net Income                                               $     2,225    $     2,147
============================================================================================
Earnings Per Share:
        Basic                                                           $0.26          $0.25
        Diluted                                                          0.25           0.24
============================================================================================
Average Shares Outstanding:
        Basic                                                           8,521          8,474
        Diluted                                                         8,981          8,900



                   See accompanying notes to consolidated financial statements.


                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                        March 29,       December 28,
 (in thousands, except share data)                         2003              2002
--------------------------------------------------- ----------------- -----------------
Assets                                                 (unaudited)
Current Assets:
   Cash and cash equivalents                              $     6,241      $      5,169
   Short-term investments                                      10,769            14,002
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $15,525 and $17,854      48,446            48,769
  Inventories                                                  51,808            47,217
  Deferred income taxes                                         7,481             7,621
  Prepaids and other current assets                             1,347             1,425
--------------------------------------------------- ----------------- -----------------
     Total current assets                                     126,092           124,203
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             16,287            16,591
Goodwill                                                       28,681            28,607
Other Assets                                                      917               727
--------------------------------------------------- ----------------- -----------------
      Total                                                  $171,977          $170,128
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                        $    9,439       $     9,291
  Accounts payable                                             13,143            11,813
  Accrued compensation                                          4,574             7,304
  Other accrued liabilities                                     4,884             4,455
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  32,040            32,863
Long-Term Debt                                                 43,785            44,218
Deferred Income Taxes                                           3,899             3,475
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,563,364 and 8,501,070 shares        86                85
   Additional paid-in capital                                  33,282            32,937
   Cumulative translation adjustments                             165                55
   Retained earnings                                           58,720            56,495
   Total shareholders' equity                                  92,253            89,572
--------------------------------------------------- ----------------- -----------------
      Total                                                  $171,977          $170,128
=================================================== ================= =================

                   See accompanying notes to consolidated financial statements.

                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)


                                                                     For the Thirteen Weeks Ended
                                                                  -----------------------------------
                                                                     March 29,         March 30,
(in thousands)                                                          2003              2002
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Operating Activities:
Net income                                                             $    2,225        $      2,147
Adjustments to reconcile net income to cash (used in) provided by operating activities:
   Depreciation and amortization                                            1,192               1,586
   Provision for doubtful accounts                                            134                 189
   Provision for deferred income tax                                          564                 227
   Provision for non-cash stock compensation                                   14                  76
Changes in assets and liabilities:
    Accounts receivable                                                       287                (115)
    Inventories                                                            (4,414)               (606)
    Prepaids and other                                                       (292)                413
    Accounts payable                                                        1,288                 611
    Other accrued liabilities                                              (2,169)             (2,337)
----------------------------------------------------------------  --------------- -------------------
       Cash (used in) provided by operating activities                     (1,171)              2,191
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                   (885)               (486)
   Purchases of short-term investments                                     (3,817)                  -
   Proceeds from maturities of short-term investments                       7,050                   -
----------------------------------------------------------------  --------------- -------------------
      Cash provided by (used in) investing activities                       2,348                (486)
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Financing Activities:
   Repayment of term loans and capitalized lease obligations                 (285)            ( 1,180)
   Proceeds from common stock issuances                                       180                  27
----------------------------------------------------------------  --------------- -------------------
       Cash used in financing activities                                     (105)             (1,153)
----------------------------------------------------------------  --------------- -------------------
Net Increase in Cash and Cash Equivalents                                   1,072                 552
Cash and Cash Equivalents, Beginning of Period                              5,169              21,689
----------------------------------------------------------------  --------------- -------------------
Cash and Cash Equivalents, End of Period                               $    6,241         $    22,241
================================================================  =============== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                     $      919        $      1,124
    Cash paid for income taxes                                         $      329        $        656

                   See accompanying notes to consolidated financial statements.

                              R&B, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2003 AND MARCH 30, 2002 (UNAUDITED)

1.       Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 29, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2003. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 28, 2002.

2.      Inventories

     Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                       March 29,     December 28,
(in thousands)           2003            2002
------------------- --------------- ---------------
Bulk product                $21,478         $19,923
Finished product             27,316          24,462
Packaging materials           3,014           2,832
------------------- --------------- ---------------
Total                       $51,808         $47,217
=================== =============== ===============


3.     Earnings Per Share

     The following table sets forth the computation of basic earnings per share and diluted earnings per share for the thirteen week periods ended March 29, 2003 and March 30, 2002.

                              Thirteen Weeks Ended
                                              ---------------------------------
                                                 March 29,       March 30,
(in thousands, except per share data)              2003             2002
--------------------------------------------- ------------- --- ------------- -
Numerator:

     Net income .............................     $ 2,225        $  2,147
Denominator:
     Weighted average shares outstanding            8,521           8,474

     Effect of dilutive stock options........         460             426
                                              ------------- --- ------------- -
     Adjusted weighted average shares outstanding
          diluted earnings per share.........       8,981           8,900
                                              ============= === ============= =
Basic earnings per share.....................     $  0.26         $  0.25
                                              ============= === ============= =
Diluted earnings per share...................     $  0.25         $  0.24
                                              ============= === ============= =


     Options to purchase 5,000 shares were outstanding at March 30, 2002, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive.

4.     Stock-Based Compensation

     Effective May 18, 2000 the Company amended and restated its incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 1,172,500 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At March 29, 2003, options to acquire 332,174 shares were available for grant under the Plan.

     The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards, ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                                         Thirteen Weeks Ended
------------------------------------------------ ------------------------------------
 (in thousands, except per share data)               March 29,          March 30,
                                                       2003               2002
------------------------------------------------ -----------------  -----------------
Net income:
    Net income, as reported                              $    2,225     $  2,147

    Add: Stock-based employee compensation expense,
    net of related tax effects, included in the determination
    of net income, as reported                                    9           49

    Less: Stock-based employee compensation expense,
    net of related tax effects, determined under fair value
    based method for all awards                                 (11)        (157)

     Net income, pro forma                               $    2,223     $  2,039
------------------------------------------------ -----------------  -----------------
Earnings per share:
        Basic - as reported                              $     0.26     $   0.25
        Basic - pro forma                                $     0.26     $   0.24
        Diluted - as reported                            $     0.25     $   0.24
        Diluted - pro forma                              $     0.25     $   0.23

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       2003             2002
                                                       ----             ----
Expected dividend yield                                 0%               0%
Expected stock price volatility                        53%              46%
Risk-free interest rate                               3.3%             5.3%
Expected life of option                              7.5 years      7.5 years


5.      Related-Party Transaction

         The Company has entered into leases for two operating facilities with partnerships of which the Company's Chief Executive Officer and Executive Vice President are partners. On March 14, 2003, the Company entered into an agreement with one of the partnerships related to the Company to terminate the lease for its Carrollton, Georgia facility. In connection with this agreement, the Company will pay $200,000 to terminate this lease subject to the closing of the sale of the building by the partnership to an unrelated entity. On April 15, 2003, the Company paid this amount, which was previously accrued, to the partnership upon completion of the sale of the building.

6.      New Accounting Pronouncements

           In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal of Activities." The statement will be applied prospectively to exit or disposal activities initiated after December 28, 2002. The initial adoption of this pronouncement will not have a material effect on the consolidated statement of operations.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company will adopt the annual disclosure provisions of SFAS No. 148 in its financial reports for the fiscal year ended December 27, 2003 and has adopted the interim disclosure provisions for its financial reports for the quarter ended March 29, 2003. As the adoption of this standard involves disclosures only, the Company does not expect a material impact on its results of operations, financial position or liquidity.

            In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation addresses consolidation by business enterprises of variable interest entities. This interpretation is not expected to have a material effect on the Company's consolidated financial statements.

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

Results of Operations

       The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:


                                              Percentage of Net Sales
                                         ---------------------------------
                                           For the Thirteen Weeks Ended
                                             Thirty-nine Weeks Ended
                                         ---------------------------------
                                            March 29,        March 30,
                                               2003             2002
---------------------------------------- ---------------- ----------------
Net Sales                                          100.0%          100.0%
Cost of goods sold                                  63.0%           64.0%
---------------------------------------- ---------------- ----------------
Gross profit                                        37.0%           36.0%
Selling, general and administrative expenses        28.4%           27.5%
---------------------------------------- ---------------- ----------------
Income from operations                               8.6%            8.5%
Interest expense, net                                1.8%            2.0%
---------------------------------------- ---------------- ----------------
Income before taxes                                  6.8%            6.5%
Provision for taxes                                  2.4%            2.3%
---------------------------------------- ---------------- ----------------
Net Income                                           4.4%            4.2%
======================================== ================ ================

Thirteen Weeks Ended March 29, 2003 Compared to
    Thirteen Weeks Ended March 30, 2002

        Net sales decreased 1.6% to $50.3 million for the thirteen weeks ended March 29, 2003 from $51.1 million for the same period in 2002. Revenues from the specialty fastener business sold in May 2002 totaled $1.5 million in the thirteen weeks ended March 30, 2002. Net sales increased $0.7 million, or 1.4%, after adjusting for the specialty fastener business sale. Sales volume in 2003 increased as a result of shipments to a new customer for the Company's Allparts brake business, but was largely offset by a lower level of new product introductions and line updates during the quarter, and inventory reduction initiatives by certain customers.

        Cost of goods sold, as a percentage of sales, declined to 63.0% for the thirteen weeks ended March 29, 2003 from 64.0% in the same period last year. The decline in cost of goods sold as a percentage of sales in 2003 is the result of lower materials and operating costs, and lower allowances for customer credits as a result of a reduction in new program introductions during the quarter.

        Selling, general and administrative expenses for the thirteen weeks ended March 29, 2003 increased $0.2 million, or 1.2%, to $14.3 million from $14.1 million for the same period in 2002. The increase is the result of inflationary increases in wages and other expenses and higher spending on new product development, offset by savings from several cost reduction initiatives.

        Interest expense, net, decreased to $0.9 million for the thirteen weeks ended March 29, 2003 from $1.0 million in the prior year due to lowering borrowing levels. In August 2002 the Company made the first of seven annual installment payments of $8.6 million due under the terms of its Senior Note Agreements.

        The Company's effective tax rate increased to 35.5% for the thirteen weeks ended March 29, 2003 from 34.9% for the thirteen weeks ended March 30, 2002.

Liquidity and Capital Resources

       Historically, the Company has financed its growth through a combination of cash flow from operations and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. At March 29, 2003, working capital was $94.1 million, total long-term debt (including the current portion) was $53.2 million and shareholders' equity was $92.3 million. Cash and short-term investments as of March 29, 2003 totaled $17.0 million.

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

       In March 2001, the Company amended its Revolving Credit Facility. The amended agreement provides for a $10.0 million facility for a three-year term that expires in March 2004. Borrowings under the amended facility are on an unsecured basis with interest at rates ranging from LIBOR plus 150 to LIBOR plus 275 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. In addition, the Company's Swedish subsidiary maintains a short-term $1.5 million credit facility. There were no borrowings under either facility as of March 29, 2003.

       The Company amended certain agreements related to its 1998 acquisition of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech") during 2001. As a result of this transaction, the Company purchased and canceled 250,000 shares of its common stock issued in connection with the acquisition and canceled the earn out provisions of the acquisition agreement in exchange for consideration of $3.2 million to be paid by the Company in installments through December 2005. The aggregate amount outstanding under this obligation was $1.4 million at March 29, 2003.

       The Company reported a net use of cash from its operating activities of $1.2 million in the three months ended March 29, 2003. The primary use of cash flow was inventory, which increased $4.4 million during the quarter. Inventory grew due to a seasonal build in inventory levels and management's decision to increase inventory safety stocks given recent world events. Cash flow was also used to reduce other accrued liabilities by $2.2 million as a result of the Company's funding of employee profit sharing and incentive payments earned in the prior year, but paid in the first quarter of 2003.

       Investing activities generated $2.3 million of cash in the three months ended March 29, 2003. Net proceeds from short term-investments generated $3.2 million in cash flow while additions to property, plant and equipment used $0.9 million of cash during the quarter. Short-term investments consist of highly liquid corporate and government bonds with maturities from three months to one year.

       Financing activities required $0.1 million in the three months ended March 29, 2003. These activities consisted of scheduled repayments under capital lease and other debt obligations net of proceeds from common stock issuances.

       The Company believes that cash and short-term investments on hand and cash generated from operations together with its available sources of capital are sufficient to meet ongoing cash needs for the foreseeable future.

       Foreign Currency Fluctuations. The Company purchases approximately half of it products from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, to the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase. The Company attempts to lessen the impact of these currency fluctuations by resourcing its purchases to other countries.

Impact of Inflation

       The Company has not generally been adversely affected by inflation. The Company believes that price increases resulting from inflation generally could be mitigated through the use of alternative suppliers and by resourcing its purchases to other countries.

Cautionary Statement Regarding Forward Looking Statements

       Certain statements periodically made by or on behalf of the Company and certain statements contained herein including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, such as statements regarding litigation, and certain other statements contained herein regarding matters that are not historical fact are forward looking statements (as such term is defined in the Securities Act of 1933), and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that cause actual results to differ materially include but are not limited to those factors discussed in the Company's Annual Report on Form 10-K under "Risk Factors."

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

       Occasionally, the Company uses derivative financial instruments, consisting of foreign currency forward purchase and sales contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange. Its primary exposure to changes in foreign currency rates results from changes in exchange rates on certain third-party trade receivables and payables of the Company's Swedish subsidiary. There were no forward purchase or sales contracts outstanding as of March 29, 2003.

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


                                         R & B, INC.


Date   May 8, 2003                        \s\ Richard Berman
    ---------------                       -------------------------
                                          Richard Berman
                                          President and Chief Executive Officer




Date   May 8, 2003                        \s\ Mathias Barton
    ---------------                       --------------------------
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


Date: May 8, 2003


\s\ Richard Berman
Richard Berman
President and Chief Executive Officer

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


Date: May 8, 2003


\s\ Mathias Barton
Mathias Barton
Chief Financial Officer