Form 10-Q
period 2003-06-28
R & B INC
filed 2003-08-05
CIK 868780

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

                         For the quarterly period ended June 28, 2003

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

As of August 4, 2003 the Registrant had 8,653,517 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                R & B, INC. AND SUBSIDIARIES

                            INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                           June 28, 2003


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Operations:
                  Thirteen Weeks Ended June 28, 2003 and
                    June 29, 2002 ..................................     3
                  Twenty-six Weeks Ended June 28, 2003 and
                    June 29, 2002...................................     4

                       Balance Sheets...............................     5

               Statements of Cash Flows.............................     6

               Notes to Consolidated Financial Statements...........     7

        Item 2.Management's Discussion and
                   Analysis of Results of Operations and
                   Financial Condition...............................    10

        Item 3.Quantitative and Qualitative Disclosure
                 about Market Risk...................................    12

        Item 4.Controls and Procedures...............................    13

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................     14

        Item 6.Exhibits and Reports on Form 8-K.....................     14

        Signatures . . . . . . . ...................................     15

        Certifications..............................................     16

                                  PART I . FINANCIAL INFORMATION

                                    R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)



                                                               For the Thirteen Weeks Ended
                                                              ------------------------------
                                                                   June 28,      June 29,
(in thousands, except per share data)                               2003          2002
--------------------------------------------------------------------------------------------
Net Sales                                                         $    58,068     $   55,455
Cost of goods sold                                                     36,885         35,106
--------------------------------------------------------------------------------------------
         Gross profit                                                  21,183         20,349
Selling, general and administrative expenses                           14,811         14,949
Gain on sale of specialty fastener business (Note 7)                        -         (2,143)
--------------------------------------------------------------------------------------------
         Income from operations                                         6,372          7,543
Interest expense, net of interest income of  $58 and $103                 884          1,111
--------------------------------------------------------------------------------------------
         Income before taxes                                            5,488          6,432
Provision for taxes                                                     1,963          2,317
--------------------------------------------------------------------------------------------
         Net Income                                               $     3,525    $     4,115
============================================================================================
Earnings Per Share:
        Basic                                                           $0.41          $0.48
        Diluted                                                          0.39           0.46
============================================================================================
Average Shares Outstanding:
        Basic                                                           8,627          8,485
        Diluted                                                         9,033          8,939



                   See accompanying notes to consolidated financial statements.

                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (unaudited)



                                                              For the Twenty-six Weeks Ended
                                                              ------------------------------
                                                                   June 28,      June 29,
(in thousands, except per share data)                               2003          2002
--------------------------------------------------------------------------------------------
Net Sales                                                        $    108,340      $ 106,535
Cost of goods sold                                                     68,559         67,780
--------------------------------------------------------------------------------------------
         Gross profit                                                  39,781         38,755
Selling, general and administrative expenses                           29,071         29,034
Gain on sale of specialty fastener business (Note 7)                        -         (2,143)
--------------------------------------------------------------------------------------------
         Income from operations                                        10,710         11,864
Interest expense, net of interest income of  $115 and $207              1,775          2,136
--------------------------------------------------------------------------------------------
         Income before taxes                                            8,935          9,728
Provision for taxes                                                     3,185          3,466
--------------------------------------------------------------------------------------------
         Net Income                                               $     5,750    $     6,262
============================================================================================
Earnings Per Share:
        Basic                                                           $0.67          $0.74
        Diluted                                                          0.64           0.70
============================================================================================
Average Shares Outstanding:
        Basic                                                           8,564          8,479
        Diluted                                                         8,996          8,917




                    See accompanying notes to consolidated financial statements.


                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                             June 28,     December 28,
 (in thousands, except share data)                             2003           2002
--------------------------------------------------------- -------------- --------------
Assets                                                       (unaudited)
Current Assets:

   Cash and cash equivalents                                 $     8,984   $      5,169
   Short-term investments                                          7,522         14,002
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $18,183 and $17,854         53,682         48,769
  Inventories                                                     52,237         47,217
  Deferred income taxes                                            7,398          7,621
  Prepaids and other current assets                                2,210          1,425
--------------------------------------------------------- -------------- --------------
     Total current assets                                        132,033        124,203
                                                                   233.3
--------------------------------------------------------- -------------- --------------
Property, Plant and Equipment, net                                16,486         16,591
Goodwill                                                          28,850         28,607
Other Assets                                                         873            727
--------------------------------------------------------- -------------- --------------
      Total                                                     $178,242       $170,128
========================================================= ============== ==============

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                              $ 9,144    $     9,291
  Accounts payable                                                12,607         11,813
  Accrued compensation                                             5,923          7,304
  Other accrued liabilities                                        5,959          4,455
--------------------------------------------------------- -------------- --------------
    Total current liabilities                                     33,633         32,863
Long-Term Debt                                                    43,785         44,218
Deferred Income Taxes                                              4,127          3,475
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized 25,000,000 shares;
   issued and outstanding 8,649,014 and 8,501,070 shares              86             85
   Additional paid-in capital                                     33,466         32,937
   Cumulative translation adjustments                                900             55
   Retained earnings                                              62,245         56,495
   Total shareholders' equity                                     96,697         89,572
--------------------------------------------------------- -------------- --------------
      Total                                                     $178,242       $170,128
========================================================= ============== ==============

                   See accompanying notes to consolidated financial statements.

                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)


                                                                    For the Twenty-six Weeks Ended
                                                                  -----------------------------------
                                                                     June 28,          June 29,
(in thousands)                                                          2003              2002
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Operating Activities:
Net income                                                             $    5,750         $     6,262
Adjustments to reconcile net income to cash provided by (used in)
   operating activities:
   Depreciation and amortization                                            2,419               3,155
   Provision for doubtful accounts                                            288                 319
   Provision for deferred income tax                                          875                 741
   Provision for non-cash stock compensation                                   21                 122
   Gain on sale of specialty fastener business                                  -              (1,329)
Changes in assets and liabilities:
    Accounts receivable                                                    (4,832)            (10,025)
    Inventories                                                            (4,411)                920
    Prepaids and other                                                     (1,044)               (794)
    Accounts payable                                                          616                 569
    Other accrued liabilities                                                 379              (1,524)
----------------------------------------------------------------  --------------- -------------------
       Cash provided by (used in) operating activities                         61              (1,584)
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                 (2,303)             (1,122)
   Purchases of short-term investments                                     (5,862)            (17,143)
   Proceeds from maturities of short-term investments                      12,342                   -
   Proceeds from litigation settlement and sale of specialty fastener
     business, net                                                              -               7,374
----------------------------------------------------------------  --------------- -------------------
      Cash provided by (used in) investing activities                       4,177             (10,891)
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Financing Activities:
   Repayment of term loans and capitalized lease obligations                 (580)            ( 1,588)
   Proceeds from common stock issuances                                       157                  52
----------------------------------------------------------------  --------------- -------------------
       Cash used in financing activities                                     (423)             (1,536)
----------------------------------------------------------------  --------------- -------------------
Net Increase (Decrease) in Cash and Cash Equivalents                        3,815             (14,011)
Cash and Cash Equivalents, Beginning of Period                              5,169              21,689
----------------------------------------------------------------  --------------- -------------------
Cash and Cash Equivalents, End of Period                               $    8,984         $     7,678
================================================================  =============== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                   $      1,921        $      2,272
    Cash paid for income taxes                                       $      1,366        $      2,656

                   See accompanying notes to consolidated financial statements.

                            R&B, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 2003 AND JUNE 29, 2002 (UNAUDITED)

1.       Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2003. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 28, 2002.

2.      Inventories

     Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                       June 28,      December 28,
(in thousands)           2003            2002
------------------- --------------- ---------------
Bulk product                $24,022         $19,923
Finished product             25,157          24,462
Packaging materials           3,058           2,832
------------------- --------------- ---------------
Total                       $52,237         $47,217
=================== =============== ===============

3.  Earnings Per Share

     The following table sets forth the computation of basic earnings per share and diluted earnings per share for the thirteen week and twenty-six week periods ended June 28, 2003 and June 29, 2002.

                                           Thirteen Weeks Ended    Twenty-six Weeks Ended
                                           --------------------------------------------------
                                            June 28,   June 29,    June 28,     June 29,
(in thousands, except per share data)          2003      2002        2003         2002
------------------------------------------ ----------- ----------- ----------- ----------
Numerator:
     Net income ..........................   $ 3,525    $4,115       $5,750      $ 6,262
Denominator:
     Weighted average shares outstanding       8,627     8,485        8,564        8,479
     Effect of dilutive stock options.....       406       454          432          438
                                           ----------- ----------- ----------- ----------
     Adjusted weighted average shares
         outstanding for diluted
          earnings per share                   9,033     8,939        8,996       8,917
                                           =========== =========== =========== ==========
Basic earnings per share..................   $  0.41     $ 0.48     $  0.67     $  0.74
                                           =========== =========== =========== ==========
Diluted earnings per share................   $  0.39     $ 0.46     $  0.64     $  0.70
                                           =========== =========== =========== ==========


     Options to purchase 5,000 shares were outstanding at June 29, 2002, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive.

4.     Stock-Based Compensation

     Effective May 18, 2000 the Company amended and restated its Incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 1,172,500 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At June 28, 2003, options to acquire 256,361 shares were available for grant under the Plan.

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


                                                   Thirteen Weeks Ended    Twenty-six Weeks Ended
------------------------------------------------ ------------------------ -------------------------
                                                  June 28,     June 29,     June 28,     June 29,
(in thousands, except per share data)               2003         2002         2003         2002
------------------------------------------------ ----------- ------------ ------------ ------------

Net income:
    Net income, as reported                         $ 3,525       $ 4,115    $ 5,750   $  6,262

    Add: Stock-based employee compensation expense,
    net of related net of related tax effects,
    included in the determination of net income,
    as reported                                           4            30         13         79

    Less: Stock-based employee compensation expense,
    net of related tax effects, determined under
    fair value based method for all awards              (16)         (157)       (27)      (315)
------------------------------------------------ ----------- ------------- ---------- ------------
     Net income, pro forma                          $ 3,513       $ 3,988  $   5,736   $  6,026
================================================ =========== ============= ========== ============
Earnings per share:
        Basic - as reported                         $   0.41     $    0.48   $   0.67  $    0.74
        Basic - pro forma                           $   0.41     $    0.47   $   0.67  $    0.71
        Diluted - as reported                       $   0.39     $    0.46   $   0.64  $    0.70
        Diluted - pro forma                         $   0.39     $    0.45   $   0.64  $    0.68

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       2003               2002
                                                       ----               ----
Expected dividend yield                                 0%                 0%
Expected stock price volatility                         53%                46%
Risk-free interest rate                                 3.0%               5.3%
Expected life of option                             7.5 years          7.5 years

5.      Related-Party Transaction

         The Company has entered into leases for two operating facilities with partnerships of which the Company's Chief Executive Officer and Executive Vice President are partners. On March 14, 2003, the Company entered into an agreement with one of the partnerships related to the Company to terminate the lease for one of these facilities. On April 15, 2003, in connection with the closing of the sale of the building by the partnership to an unrelated entity, the Company paid $200,000, which was previously accrued, to terminate this lease.

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

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company will adopt the annual disclosure provisions of SFAS No. 148 in its financial reports for the fiscal year ended December 27, 2003 and has adopted the interim disclosure provisions for its financial reports beginning with the quarter ended March 29, 2003. As the adoption of this standard involves disclosures only, the Company does not expect a material impact on its results of operations, financial position or liquidity.

            In January 2003, the FASB issued Interpretation Number 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation addresses consolidation by business enterprises of variable interest entities. This interpretation is not expected to have a material effect on the Company's consolidated financial statements.

7.         Gain on Sale of Specialty Fastener Business and Litigation Settlement

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

                                    R&B, INC. AND SUBSIDIARIES

                     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                              OF OPERATIONS AND FINANCIAL CONDITION
General

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

Results of Operations

       The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:

                                   Percentage of Net Sales
                     ---------------------------------------------------------
                     For the Thirteen Weeks Ended  For theTwenty-six WeeksEnded
                     ---------------------------------------------------------
                        June 28,      June 29,      June 28,       June 29,
                          2003          2002           2003          2002
-------------------- -------------- ------------- -------------  -------------
Net Sales                 100.0%        100.0%        100.0%         100.0%
Cost of goods sold         63.5%         63.3%         63.3%          63.6%
-------------------- -------------- ------------- -------------  -------------
Gross profit               36.5%         36.7%         36.7%          36.4%
Selling, general and
administrative expenses    25.5%         27.0%         26.8%          27.3%
Gain on sale of Specialty
Fastener business            -           (3.9)%          -            (2.0)%
-------------------- -------------- ------------- -------------  -------------
Income from operations     11.0%         13.6%          9.9%          11.1%
Interest expense, net       1.5%          2.0%          1.7%           2.0%
-------------------- -------------- ------------- -------------  -------------
Income before taxes         9.5%         11.6%          8.2%           9.1%
Provision for taxes         3.4%          4.2%          2.9%           3.2%
-------------------- -------------- ------------- -------------  -------------
Net Income                  6.1%          7.4%          5.3%           5.9%
==================== ============== ============= =============  =============

Thirteen Weeks Ended June 28, 2003 Compared to
  Thirteen Weeks Ended June 29, 2002

        Net sales increased 4.7% to $58.1 million for the thirteen weeks ended June 28, 2003 from $55.5 million for the same period in 2002. The favorable effects of foreign currency exchange resulted in a 2.0% year over year increase in sales, however this benefit was partially offset by the elimination of $0.6 million in revenues from the specialty fastener business sold in May 2002. After adjusting for these factors, sales volume in 2003 increased primarily as a result of shipments to a new customer for the Company's brake business.

        Cost of goods sold, as a percentage of sales, increased to 63.5% for the thirteen weeks ended June 28, 2003 from 63.3% in the same period last year. The change in cost of goods sold as a percentage of sales in 2003 is primarily the result of a change in mix of products sold.

        Selling, general and administrative expenses for the thirteen weeks ended June 28, 2003 decreased $0.1 million, or 1.0%, to $14.8 million from $14.9 million for the same period in 2002. The decrease is the result of savings from several cost reduction initiatives, offset by inflationary increases in wages and other expenses and higher spending on new product development. Also, results for 2002 include $0.4 million in facility relocation and shutdown costs.

        Interest expense, net, decreased to $0.9 million for the thirteen weeks ended June 28, 2003 from $1.1 million in the prior year due to lower borrowing levels. In August 2002 the Company made the first of seven annual installment payments of $8.6 million due under the terms of its Senior Note Agreements.

        The Company's effective tax rate decreased slightly to 35.8% for the thirteen weeks ended June 28, 2003 from 36.0% for the thirteen weeks ended June 29, 2002.

Twenty-six Weeks Ended June 28, 2003 Compared to
  Twenty-six  Weeks Ended June 29, 2002

        Net sales increased 1.7% to $108.3 million for the twenty-six weeks ended June 28, 2003 from $106.5 million for the same period in 2002. The favorable effects of foreign currency exchange resulted in a 2.0% year over year increase in sales, however this benefit was offset by the elimination of $2.1 million in revenues from the specialty fastener business sold in May 2002. After adjusting for these factors, sales volume in 2003 increased primarily as a result of shipments to a new customer for the Company's brake business. This gain was partially offset by lower levels of new product introductions and line updates in the first quarter of 2003.

        Cost of goods sold, as a percentage of sales, decreased to 63.3% for the twenty-six weeks ended June 28, 2003 from 63.6% in the same period last year. Lower allowances for customer credits as a result of a reduction in new program introductions in the first quarter of 2003 more than offset the unfavorable effect of a change in mix of products sold.

        Selling, general and administrative expenses for the twenty-six weeks ended June 28, 2003 increased $0.1 million to $29.1 million from $29.0 million for the same period in 2002. The increase is the result of inflationary increases in wages and other expenses and higher spending on new product development, offset by savings from several cost reduction initiatives. Also, results for 2002 include $0.8 million in facility relocation and shutdown costs.

        Interest expense, net, decreased to $1.8 million for the twenty-six weeks ended June 28, 2003 from $2.1 million in the prior year due to lower borrowing levels. In August 2002 the Company made the first of seven annual installment payments of $8.6 million due under the terms of its Senior Note Agreements.

        The Company's effective tax rate was 35.6% in both twenty-six week periods.

Liquidity and Capital Resources

       Historically, the Company has financed its growth through a combination of cash flow from operations and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. At June 28, 2003, working capital was $98.4 million, total long-term debt (including the current portion) was $52.9 million and shareholders' equity was $96.7 million. Cash and short-term investments as of June 28, 2003 totaled $16.5 million.

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

       In March 2001, the Company amended its Revolving Credit Facility. The amended agreement provides for a $10.0 million facility for a three-year term that expires in March 2004. Borrowings under the amended facility are on an unsecured basis with interest at rates ranging from LIBOR plus 150 to LIBOR plus 275 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. In addition, the Company's Swedish subsidiary maintains a short-term $1.5 million credit facility. There were no borrowings under either facility as of June 28, 2003.

       The Company amended certain agreements related to its 1998 acquisition of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech") during 2001. As a result of this transaction, the Company purchased and canceled 250,000 shares of its common stock issued in connection with the acquisition and canceled the earn out provisions of the acquisition agreement in exchange for consideration of $3.2 million to be paid by the Company in installments through December 2005. The aggregate amount outstanding under this obligation was $1.4 million at June 28, 2003.

       The Company reported a net source of cash from its operating activities of $0.1 million in the twenty-six weeks ended June 28, 2003. The primary uses of cash flow during the period were accounts receivable and inventory. Accounts receivable increases resulted in a $4.8 million use of cash during the period. This increase was primarily the result of higher sales levels in the second quarter of 2003. Inventory increases resulted in a $4.4 million use of cash during the period. Inventory grew due to a seasonal build in inventory levels and management's decision to increase inventory safety stocks given recent world events. These uses of cash were offset by cash flow generated from net income and non-cash charges primarily related to depreciation, amortization and deferred income taxes.

       Investing activities generated $4.2 million of cash in the twenty-six weeks ended June 28, 2003. Net proceeds from short term-investments generated $6.5 million in cash flow while additions to property, plant and equipment used $2.3 million of cash during the period. Short-term investments consist of highly liquid corporate and government bonds with maturities from three months to one year.

       Financing activities required $0.4 million in the twenty-six weeks ended June 28, 2003. These activities consisted of scheduled repayments under capital lease and other debt obligations net of proceeds from common stock issuances.

       The Company believes that cash and short-term investments on hand and cash generated from operations together with its available sources of capital are sufficient to meet ongoing cash needs for the foreseeable future.

       Foreign Currency Fluctuations. The Company purchases approximately half of its products from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, to the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase. The Company attempts to lessen the impact of these currency fluctuations by resourcing its purchases to other countries.

Impact of Inflation

       The Company has not generally been adversely affected by inflation. The Company believes that price increases resulting from inflation generally could be mitigated through the use of alternative suppliers and by resourcing its purchases to other countries.

Cautionary Statement Regarding Forward Looking Statements

       Certain statements periodically made by or on behalf of the Company and certain statements contained herein including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations, such as statements regarding litigation, and certain other statements contained herein regarding matters that are not historical fact are forward looking statements (as such term is defined in the Securities Act of 1933), and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that cause actual results to differ materially include but are not limited to those factors discussed in the Company's Annual Report on Form 10-K under "Business - Risk Factors."

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

        The Company's market risk is the potential loss arising from adverse changes in interest rates. With the exception of the Company's revolving credit facility, long-term debt obligations are at fixed interest rates and denominated in U.S.

dollars. Under the terms of the Company's revolving credit facility, a change in LIBOR market interest rates would affect the rate at which the Company could borrow funds thereafter. The Company believes that the effect of any such change would be minimal. The Company manages this interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Short-term fixed income investments are subject to interest rate and credit risk. The Company believes that the negative effect of interest rate risk would be minimal as all investments have maturities of one year or less. The Company's investment portfolio consists solely of investment grade corporate and government securities to minimize credit risk.

       Occasionally, the Company uses derivative financial instruments, consisting of foreign currency forward purchase and sales contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange. Its primary exposure to changes in foreign currency rates results from changes in exchange rates on certain third-party trade receivables and payables of the Company's Swedish subsidiary. There were no forward purchase or sales contracts outstanding as of June 28, 2003.

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


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

       99.1    Certifications Pursuant to 18 U.S.C. Section 1350
               (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002).


(b) Reports on Form 8-K

       The Company furnished a report on Form 8-K on May 2, 2003 that included the Company's press release dated May 2, 2003 reporting first quarter results of fiscal year 2003.

                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      R & B, INC.


Date   August 5, 2003                 \s\ Richard Berman
    ------------------                -------------------------
                                      Richard Berman
                                      President and Chief Executive Officer




Date August 5, 2003                   \s\ Mathias Barton
    ----------------                  --------------------------
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



Date: August 5, 2003


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



Date: August 5, 2003


\s\ Mathias Barton
Mathias Barton
Chief Financial Officer