Form 10-Q
period 2003-09-27
R & B INC
filed 2003-11-07
CIK 868780

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

                       For the quarterly period ended September 27, 2003

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

As of November 5, 2003 the Registrant had 8,758,919 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                          R & B, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 27, 2003


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Operations:
                  Thirteen Weeks Ended September 27, 2003 and
                         September 28, 2002 ........................      3
                  Thirty-nine Weeks Ended September 27, 2003 and
                         September 28, 2002.........................      4

                       Balance Sheets...............................      5

               Statements of Cash Flows.............................      6

               Notes to Consolidated Financial Statements...........      7

        Item 2.Management's Discussion and
                   Analysis of Results of Operations and
                         Financial Condition.........................     10

        Item 3.Quantitative and Qualitative Disclosure
                   about Market Risk ................................     13

        Item 4.Controls and Procedures...............................     13

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................      14

        Item 6.Exhibits and Reports on Form 8-K.....................      14

        Signatures . . . . . . . ...................................      15

                         PART I . FINANCIAL INFORMATION

                           R&B, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                               For the Thirteen Weeks Ended
                                                              ------------------------------
                                                                  September 27September 28,
(in thousands, except per share data)                               2003          2002
--------------------------------------------------------------------------------------------
Net Sales                                                         $    58,183     $   53,889
Cost of goods sold                                                     37,357         34,718
--------------------------------------------------------------------------------------------
         Gross profit                                                  20,826         19,171
Selling, general and administrative expenses                           14,216         14,209
--------------------------------------------------------------------------------------------
         Income from operations                                         6,610          4,962
Interest expense, net of interest income of  $35 and $120                 846            942
--------------------------------------------------------------------------------------------
         Income before taxes                                            5,764          4,020
Provision for taxes                                                     2,047          1,412
--------------------------------------------------------------------------------------------
         Net Income                                               $     3,717    $     2,608
============================================================================================
Earnings Per Share:
        Basic                                                           $0.43          $0.31
        Diluted                                                          0.41           0.29
============================================================================================
Average Shares Outstanding:
        Basic                                                           8,717          8,493
        Diluted                                                         9,098          8,965



                    See accompanying notes to consolidated financial statements.

                           R&B, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                              For the Thirty-nine Weeks Ended
                                                              ------------------------------
                                                                  September 27September 28,
(in thousands, except per share data)                               2003          2002
--------------------------------------------------------------------------------------------
Net Sales                                                          $  166,523      $ 160,424
Cost of goods sold                                                    105,916        102,498
--------------------------------------------------------------------------------------------
         Gross profit                                                  60,607         57,926
Selling, general and administrative expenses                           43,287         43,243
Gain on sale of specialty fastener business (Note 7)                        -         (2,143)
--------------------------------------------------------------------------------------------
         Income from operations                                        17,320         16,826
Interest expense, net of interest income of  $150 and $337              2,621          3,078
--------------------------------------------------------------------------------------------
         Income before taxes                                           14,699         13,748
Provision for taxes                                                     5,232          4,878
--------------------------------------------------------------------------------------------
         Net Income                                               $     9,467    $     8,870
============================================================================================
Earnings Per Share:
        Basic                                                           $1.10          $1.05
        Diluted                                                          1.05           0.99
============================================================================================
Average Shares Outstanding:
        Basic                                                           8,610          8,484
        Diluted                                                         9,026          8,944




            See accompanying notes to consolidated financial statements.

                           R&B, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                          September 27,   December 28,
 (in thousands, except share data)                             2003           2002
-------------------------------------------------------- --------------- --------------

Assets                                                     (unaudited)
Current Assets:
   Cash and cash equivalents                                 $     8,791   $      5,169
   Short-term investments                                          7,518         14,002
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $19,389 and $17,854         51,358         48,769
  Inventories                                                     50,199         47,217
  Deferred income taxes                                            7,856          7,621
  Prepaids and other current assets                                2,242          1,425
-------------------------------------------------------- --------------- --------------
     Total current assets                                        127,964        124,203
                                                                   233.3
-------------------------------------------------------- --------------- --------------
Property, Plant and Equipment, net                                16,598         16,591
Goodwill                                                          28,931         28,607
Other Assets                                                         746            727
-------------------------------------------------------- --------------- --------------
      Total                                                     $174,239       $170,128
======================================================== =============== ==============

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                             $  9,055  $       9,291
  Accounts payable                                                11,884         11,813
  Accrued compensation                                             6,088          7,304
  Other accrued liabilities                                        6,462          4,455
-------------------------------------------------------- --------------- --------------
    Total current liabilities                                     33,489         32,863
Long-Term Debt                                                    35,213         44,218
Deferred Income Taxes                                              4,151          3,475
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized 25,000,000 shares;
       issued and outstanding 8,747,097 and 8,501,070 shares          87             85
   Additional paid-in capital                                     34,058         32,937
   Cumulative translation adjustments                              1,279             55
   Retained earnings                                              65,962         56,495
   Total shareholders' equity                                    101,386         89,572
-------------------------------------------------------- --------------- --------------
      Total                                                     $174,239       $170,128
======================================================== =============== ==============

                    See accompanying notes to consolidated financial statements.

                           R&B, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                    For the Thirty-nine Weeks Ended
                                                                  -----------------------------------
                                                                    September 27,     September 28,
(in thousands)                                                           2003              2002
----------------------------------------------------------------  ----------------- -----------------
Cash Flows from Operating Activities:
Net income                                                               $    9,467       $     8,870
Adjustments to reconcile net income to cash provided by (used in)
   operating activities:
   Depreciation and amortization                                              3,352             4,362
   Provision for doubtful accounts                                              440               459
   Provision for deferred income tax                                            441               238
   Provision for non-cash stock compensation                                     21               136
   Gain on sale of specialty fastener business                                    -            (1,329)
Changes in assets and liabilities:
    Accounts receivable                                                      (2,581)          (13,460)
    Inventories                                                              (2,190)             (525)
    Prepaids and other                                                         (912)                8
    Accounts payable                                                           (123)            2,464
    Other accrued liabilities                                                 1,405            (1,648)
----------------------------------------------------------------  ----------------- -----------------
       Cash provided by (used in) operating activities                        9,320              (425)
----------------------------------------------------------------  ----------------- -----------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                   (3,343)           (2,511)
   Purchases of short-term investments                                       (8,114)          (17,217)
   Proceeds from maturities of short-term investments                        14,598             5,787
   Proceeds from litigation settlement and sale of specialty fastener
     business, net                                                                -             7,374
----------------------------------------------------------------  ----------------- -----------------
      Cash provided by (used in) investing activities                         3,141            (6,567)
----------------------------------------------------------------  ----------------- -----------------
Cash Flows from Financing Activities:
   Repayment of term loans and capitalized lease obligations                 (9,241)         ( 10,570)
   Proceeds from common stock issuances                                         402                60
----------------------------------------------------------------  ----------------- -----------------
       Cash used in financing activities                                     (8,839)          (10,510)
----------------------------------------------------------------  ----------------- -----------------
Net Increase (Decrease) in Cash and Cash Equivalents                          3,622           (17,502)
Cash and Cash Equivalents, Beginning of Period                                5,169            21,689
----------------------------------------------------------------  ----------------- -----------------
Cash and Cash Equivalents, End of Period                                 $    8,791         $   4,187
================================================================  ================= =================
Supplemental Cash Flow Information
    Cash paid for interest expense                                     $      2,822      $      3,380
    Cash paid for income taxes                                         $      2,538      $      4,756

                    See accompanying notes to consolidated financial statements.

                           R&B, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2003 AND
                         SEPTEMBER 28, 2002 (UNAUDITED)

1.       Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 27, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2003. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 28, 2002.

2.      Inventories

     Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                     September 27,   December 28,
(in thousands)           2003            2002
------------------- --------------- ---------------
Bulk product                $21,806         $19,923
Finished product             25,699          24,462
Packaging materials           2,694           2,832
------------------- --------------- ---------------
Total                       $50,199         $47,217
=================== =============== ===============

3.   Earnings Per Share

     The following table sets forth the computation of basic earnings per share and diluted earnings per share for the thirteen week and thirty-nine week periods ended September 27, 2003 and September 28, 2002.

                                       Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                       ---------------------------------------------------------------
                                       September 27,  September 28,   September 27,  September 28,

(in thousands, except per share data)           2003           2002           2003           2002
-------------------------------------  -------------- --------------- -------------- ---------------
Numerator:

     Net income ....................          $ 3,717        $2,608           $9,467       $  8,870
Denominator:
     Weighted average shares outstanding        8,717         8,493            8,610          8,484
     Effect of dilutive stock options             381           472              416            460
                                       -------------- --------------- -------------- ---------------
     Adjusted weighted average shares
        outstanding for diluted earnings
        per share...................            9,098         8,965            9,026          8,944

                                       ============== =============== ============== ===============
Basic earnings per share............          $  0.43       $  0.31          $  1.10        $  1.05
                                       ============== =============== ============== ===============
Diluted earnings per share..........          $  0.41       $  0.29          $  1.05        $  0.99
                                       ============== =============== ============== ===============


     Options to purchase 5,000 shares were outstanding at September 28, 2002, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive.

4.     Stock-Based Compensation

     Effective May 18, 2000 the Company amended and restated its Incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 1,172,500 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At September 27, 2003, options to acquire 258,831 shares were available for grant under the Plan.

     The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the stock and the exercise price of the option. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards, ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                                      Thirteen Weeks Ended          Thirty-nine Weeks Ended
------------------------------------------------ ------------------------------  ------------------------------
                                                  September 27,  September 28,   September 27,   September 28,
(in thousands, except per share data)                 2003            2002            2003           2002
------------------------------------------------ --------------- --------------  -------------- ---------------
Net income:
    Net income, as reported                         $ 3,717           $ 2,608       $ 9,467       $ 8,870

    Add: Stock-based employee compensation expense
 expense, net of related tax effects, included
 in the determination of net income, as reported         -                  9           13            88

    Less: Stock-based employee compensation expense,
net of related tax effects, determined under fair value
based method for all awards                            (25)              (157)          (52)       (472)

    Net income, pro forma                          $ 3,692            $ 2,460     $   9,428     $ 8,486
------------------------------------------------ --------------- --------------  -------------- ---------------
Earnings per share:
        Basic - as reported                         $   0.43         $    0.31      $   1.10    $    1.05
        Basic - pro forma                           $   0.42         $    0.29      $   1.10    $    1.00
        Diluted - as reported                       $   0.41         $    0.29      $   1.05    $    0.99
        Diluted - pro forma                         $   0.41         $    0.27      $   1.04    $    0.95

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                       2003               2002
                                                       ----               ----
Expected dividend yield                                 0%                 0%
Expected stock price volatility                         53%                46%
Risk-free interest rate                                 3.4%              5.3%
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

Results of Operations

       The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:

                                                            Percentage of Net Sales
                                         --------------------------------------------------------------
                                         For the Thirteen Weeks Ended       For theThirty-nine Weeks Ended
                                         --------------------------------------------------------------
                                          September 27,  September 28,   September 27,   September 28,
                                              2003            2002            2003           2002
---------------------------------------- --------------- -------------- --------------- ---------------
Net Sales                                       100.0%         100.0%          100.0%          100.0%
Cost of goods sold                               64.2%          64.4%           63.6%           63.9%
---------------------------------------- --------------- -------------- --------------- ---------------
Gross profit                                     35.8%          35.6%           36.4%           36.1%
Selling, general and administrative expenses     24.4%          26.4%           26.0%           26.9%
Gain on sale of Specialty Fastener business        -              -               -             (1.3)%
---------------------------------------- --------------- -------------- --------------- ---------------
Income from operations                           11.4%           9.2%           10.4%           10.5%
Interest expense, net                             1.5%           1.7%            1.6%            1.9%
---------------------------------------- --------------- -------------- --------------- ---------------
Income before taxes                               9.9%           7.5%            8.8%            8.6%
Provision for taxes                               3.5%           2.7%            3.1%            3.1%
---------------------------------------- --------------- -------------- --------------- ---------------
Net Income                                        6.4%           4.8%            5.7%            5.5%
======================================== =============== ============== =============== ===============

Thirteen Weeks Ended September 27, 2003 Compared to
      Thirteen Weeks Ended September 28, 2002

        Net sales increased 8.0% to $58.2 million for the thirteen weeks ended September 27, 2003 from $53.9 million for the same period in 2002. The favorable effects of foreign currency exchange resulted in a 2.0% year over year increase in sales. The remaining sales increase of 6% was primarily a result of several successful new product introductions and shipments to new customers for the Company's Allparts brake and Pik-A-Nut home hardware businesses.

        Cost of goods sold, as a percentage of sales, decreased to 64.2% for the thirteen weeks ended September 27, 2003 from 64.4% in the same period last year. Savings from cost reduction initiatives were essentially offset by higher sales credits granted to customers in connection with line updates and other returns in the normal course of business.

        Selling, general and administrative expenses for the thirteen weeks ended September 27, 2003 were essentially flat with the prior year, but declined as a percentage of sales from 26.4% to 24.4%. The decrease as a percentage of sales is the result of savings from cost reduction initiatives as well as the fact that certain of these expenses are fixed in nature and thus do not increase proportionally as sales increase. Also, results for 2002 include $0.2 million in facility relocation and shutdown costs.

        Interest expense, net, decreased $0.1 million in the thirteen weeks ended September 27, 2003 when compared to the prior year due to lower borrowing levels. In August 2003 the Company made the second of seven annual installment payments of $8.6 million due under the terms of its Senior Note Agreements.

        The Company's effective tax rate increased slightly to 35.5% for the thirteen weeks ended September 27, 2003 from 35.1% for the thirteen weeks ended September 28, 2002 due primarily to a lower mix of earnings generated from the Company's Swedish subsidiary where tax rates are lower than those in the United States.

Thirty-nine Weeks Ended September 27, 2003 Compared to
     Thirty-nine Weeks Ended September 28, 2002

        Net sales increased 3.8% to $166.5 million for the thirty-nine weeks ended September 27, 2003 from $160.4 million for the same period in 2002. Sales volume in 2003 increased as a result of several successful new product introductions and shipments to new customers for the Company's Allparts brake and Pik-A-Nut home hardware businesses. These sales increases were partially offset by a decline in sales volume in the Company's Swedish subsidiary due to the weak U.S. dollar. On a year to date basis, the favorable effects of foreign currency exchange resulted in a 2% year over year increase in sales. However, this benefit was largely offset by the elimination of $2.1 million in net sales from the specialty fastener business sold in May 2002 and sales volume declines in the Swedish business.

        Cost of goods sold, as a percentage of sales, decreased to 63.6% for the thirty-nine weeks ended September 27, 2003 from 63.9% in the same period last year. Savings from cost reduction initiatives were largely offset by higher sales credits granted to customers in connection with line updates and other returns in the normal course of business.

        Selling, general and administrative expenses for the thirteen weeks ended September 27, 2003 were essentially flat with the prior year, but declined as a percentage of sales from 26.9% to 26.0%. The decrease as a percentage of sales is the result of savings from cost reduction initiatives as well as the fact that certain of these expenses are fixed in nature and thus do not increase proportionally as sales increase. Also, results for 2002 include $1.0 million in facility relocation and shutdown costs.

        Interest expense, net, decreased to $2.6 million for the thirty-nine weeks ended September 27, 2003 from $3.1 million in the prior year due to lower borrowing levels. In August 2003 the Company made the second of seven annual installment payments of $8.6 million due under the terms of its Senior Note Agreements.

        The Company's effective tax rate increased slightly to 35.6% for the thirteen weeks ended September 27, 2003 from 35.5% for the thirteen weeks ended September 28, 2002.

Liquidity and Capital Resources

       Historically, the Company has financed its growth through a combination of cash flow from operations and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. At September 27, 2003, working capital was $94.5 million, total long-term debt (including the current portion) was $44.3 million and shareholders' equity was $101.4 million. Cash and short-term investments as of September 27, 2003 totaled $16.3 million.

       Long-term debt consists primarily of $42.9 million in Senior Notes that were originally issued in August 1998, in a private placement on an unsecured basis ("Notes"). The Notes bear a 6.81% fixed interest rate, payable quarterly. Annual principal payments of $8.6 million are due each August through 2008. The Notes require, among other things, that the Company maintain certain financial covenants relating to debt to capital ratios and minimum net worth.

       In March 2001, the Company amended its Revolving Credit Facility. The amended agreement provides for a $10.0 million facility for a three-year term that expires in March 2004. Borrowings under the amended facility are on an unsecured basis with interest at rates ranging from LIBOR plus 150 to LIBOR plus 275 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. In addition, the Company's Swedish subsidiary maintains a short-term $1.5 million credit facility. There were no borrowings under either facility as of September 27, 2003.

       In connection with a previous acquisition, the Company agreed to pay $3.2 million to the former owner in installments through 2005. The aggregate amount outstanding under this obligation was $1.4 million at September 27, 2003.

       The Company reported a net source of cash from its operating activities of $9.3 million in the thirty-nine weeks ended September 27, 2003. The primary uses of cash flow during the period were accounts receivable and inventory. Accounts receivable increases resulted in a $2.6 million use of cash during the period. This increase was primarily the result of higher sales levels in the current year. Inventory increases resulted in a $2.2 million use of cash during the period. Inventory grew as a result of the Company's higher sales levels in 2003, which required more inventory to support adequate fill rates on customer orders. These uses of cash were offset by cash flow generated primarily from net income and non- cash charges related to depreciation and amortization.

       Investing activities generated $3.1 million of cash in the thirty-nine weeks ended September 27, 2003. Net proceeds from short term-investments generated $6.5 million in cash flow while additions to property, plant and equipment used $3.3 million of cash during the period. Short-term investments consist of highly liquid corporate and government bonds with maturities from three months to one year.

       Financing activities required $8.8 million in cash in the thirty-nine weeks ended September 27, 2003. These uses were related primarily to scheduled repayments under capital lease and other debt obligations, including the second scheduled repayment of $8.6 million on the Company's Senior Notes made in August 2003.

       Over the past two years the Company has extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. The Company expects continued pressure to extend its payment terms for the foreseeable future. The Company believes that cash and short-term investments on hand and cash generated from operations together with its available sources of capital are sufficient to meet its ongoing cash needs for the foreseeable future.

       Foreign Currency Fluctuations. The Company purchases approximately half of its products from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, to the extent that the current weakness in the dollar continues, or if there are further declines in the value of the dollar relative to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase. The Company attempts to lessen the impact of these currency fluctuations by resourcing its purchases to other countries.

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

       Occasionally, the Company uses derivative financial instruments, consisting of foreign currency forward purchase and sales contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange. Its primary exposure to changes in foreign currency rates results from changes in exchange rates on certain third-party trade receivables and payables of the Company's Swedish subsidiary. There were no forward purchase or sales contracts outstanding as of September 27, 2003.

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


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

       4.2           Amended and Restated Shareholders' Agreement

       31.1 Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002).

       31.2 Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002).

       32 Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002).


(b) Reports on Form 8-K

       The Company furnished a report on Form 8-K on November 6, 2003 that included the Company's press release dated October 27, 2003 reporting third quarter results of fiscal year 2003.

                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     R & B, INC.


Date   November 7, 2003              \s\ Richard Berman
    --------------------             -------------------------
                                     Richard Berman
                                     President and Chief Executive Officer




Date November 7, 2003               \s\ Mathias Barton
    ------------------              --------------------------
                                    Mathias Barton
                                    Chief Financial Officer and
                                    Principal Accounting Officer