Form 10-K
period 2003-12-27
R & B INC
filed 2004-03-16
CIK 868780

-------------------------------------------------------------------------------


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

                          For the fiscal year ended December 27, 2003

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

As of March 12, 2004 the Registrant had 8,811,190 common shares, $.01 par value, outstanding, and the aggregate market value of voting stock held by non-affiliates of the Registrant was $84,061,138.

                               DOCUMENTS INCORPORATED BY REFERENCE

PART III - Certain information from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 20, 2004.
--------------------------------------------------------------------------------

                                        R & B, INC.

                               INDEX TO ANNUAL REPORT ON FORM 10-K
                                       DECEMBER 27, 2003

                                          Part I
                                                                          Page
Item 1.  Business. . . . . . .  . . . . . . .. . . . . . . . . . . . .      3
               General. . . . . . . . . . . . . . . . . . . . . . . .       3
               The Automotive Aftermarket. . . . . . . . . . . . . . .      3
               Products. . . .  . . . . . . . . . . . . . . . . . . . .     4
               Product Development. . . . . . . . . . . . . . . . . . .     5
               Sales and Marketing. . . . . . . . . . . . . . . . . . .     6
               Manufacturing. . . . . . . . . . . . . . . . . . . . . .     6
               Packaging, Inventory and Shipping. . . . . . . . . . . .     7
               Competition. . . . . . . . . . . . . . . . . . . . . . .     7
               Proprietary Rights. . . . . . . . . . . . . . . . . . .      7
               Employees. . . . . . . . . . . . . . . . . . . . . . . .     8
               Risk Factors. . . . . . . . . . . . . . . . . . . . . .      8
               Available Information . . . . . . . . . . . . . . . . .      9

Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . .     10
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .      10
Item 4.   Submission of Matters to a Vote of Security Holders. . . . .      10
Item 4.1  Certain Executive Officers of the Registrant. . . . . . . ..      10

                                                Part II

Item 5.  Market for Registrant's Common Equity and Related
              Shareholder Matters. .. . . .. . .  . . . . . . . . . .       11
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . .       12
Item 7.  Management's Discussion and Analysis of Results of
              Operations and Financial Condition. . . . . . . . . . .       13
Item 8.  Consolidated Financial Statements and Supplementary Data. ...      20
Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.. . . . . . . . . . .     38
Item 9A Controls and Procedures. . . . . . . . . . . . . . . . . . . .      39
                                               Part III

Item 10.  Directors and Executive Officers of the Registrant. . . . . .     39
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . .     40
Item 12.  Security Ownership of Certain Beneficial
              Owners and Management. . . . . . . . . . . . . . . . . . .    40
Item 13.  Certain Relationships and Related Transactions. . . . . . . .     40
Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . .    41
                                                Part IV

Item 15.  Exhibits, Financial Statement Schedules and
               Reports on Form 8-K. . . . . . . . . . . . . . . . . . .     41
               Signatures. . . . . . . . . . . . . . . . . . . . . . .      44
               Report of Independent Public Accountants on
                  Financial Statement Schedule. . . . .  . . . . . . . .    45
               Financial Statement Schedule. . . . . . . . . . . . . . .    46

                                                PART I
Item 1. Business.

General

        R&B, Inc. was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, "R&B" or the "Company" refers to R&B, Inc. and its subsidiaries.

        The Company is a leading supplier of original equipment dealer "exclusive" automotive replacement parts, fasteners and service line products primarily for the automotive aftermarket, a market segment which it helped to establish. The Company designs, packages and markets over 70,000 different automotive replacement parts, fasteners and service line products manufactured to its specifications, with approximately 35% consisting of original equipment dealer "exclusive" parts and fasteners. Original equipment dealer "exclusive" parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 90% of the Company's products are sold under its brand names and the remainder are sold for resale under customers' private labels, other brands or in bulk. The Company's products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets including parts manufacturers for resale under their own private labels (such as Federal Mogul) and salvage yards. Through its Scan-Tech subsidiary, the Company is increasing its international distribution of automotive replacement parts, with sales into Europe, the Middle East and the Far East.

The Automotive Aftermarket

        The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for sales of approximately $183 billion in 2003, and parts for heavy duty trucks, which accounted for sales of approximately $63 billion in 2003. The Company currently markets products primarily for passenger cars and light trucks.

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

Products

        The Company sells over 70,000 different automotive replacement parts, fasteners and service line products to meet a variety of needs, including original equipment dealer "exclusive" parts sold under the Motormite(R) family of brands such as the HELP!(R) brand name, a comprehensive array of automotive and hardware fasteners sold under the Dorman(R) and Pik-A-Nut(R) family of brand names, service line products sold under the Champ(R) family of brand names and traditional automotive replacement parts sold under the Company's other brand names as well as under customers' private label brands. Approximately 90% of the Company's revenues are derived from products sold under its more than seventy brand names.

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

* Look!(R)                   - Sideview mirror glass

* Speedi-Boot!TM             - Constant velocity joint boots and clamps

Dorman(R) - brand names within the Dorman(R) master brand represent the Company's automotive fasteners, original equipment dealer "exclusive" parts and traditional replacement parts, including, among others, the following:


* Oil-Tite!(R)               - Oil drain plugs and gaskets

* OE Solutions TM            - Original equipment dealer "exclusive" parts,
                             such as intake manifolds,
                             exhaust manifolds, oil cooler lines, window regulators, harmonic balances and radiator fan assemblies

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

Platinum Parts TM - the Platinum Parts TM brand represents the Company's automotive replacement parts and supplies for salvage yards

Brakeware(R) and Tru-Torque(R) - these brands represent the Company's hydraulic brake parts, including wheel cylinders and related hardware

Scan-Tech TM - the Scan-Tech TM brand represents the Company's automotive replacements parts sold internationally, and relate primarily to replacement parts for Volvo and Saab cars and Scania trucks

        The remainder of the Company's revenues are generated by the sale of parts packaged by the Company, or others, for sale in bulk or under the private labels of parts manufacturers (such as Federal Mogul) and national warehouse distributors (such as Carquest and NAPA). During the years ended December 2003, 2002 and 2001, no single product or related group of products accounted for more than 10% of gross sales.

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

               (ii) Approximately 25% of the Company's revenues are generated from sales to warehouse distributors (such as Carquest and NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

               (iii) The balance of the Company's revenues are generated from international sales and sales to special markets, which include, among others, mass merchants (such as Wal-Mart), salvage yards and the parts distribution systems of parts manufacturers.

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

        The Company currently services more than 2,500 active accounts. During 2003 and 2002, two customers (AutoZone and Advance) each accounted for more than 10% of net sales and in the aggregate accounted for 31% and 36% of net sales, respectively. In 2001, one customer (AutoZone) accounted for approximately 24% of net sales.

Manufacturing

        Substantially all of the products sold by the Company are manufactured to its specifications by third parties. Because numerous contract manufacturers are available to manufacture its products, the Company is not dependent upon the services of any one contract manufacturer or any small group of them. No one vendor supplies 10% or more of the Company's products. In 2003, as a percentage of the total dollar volume of purchases made by the Company, approximately 40% of the Company's products were purchased from various suppliers throughout the United States and the balance of the Company's products were purchased directly from a variety of foreign countries.

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

Employees

        At December 27, 2003, the Company had 883 employees, of whom 853 were employed full-time and 30 were employed part-time. Of these employees, 589 were engaged in production, inventory, or quality control, 60 were involved in product development and brand management, 71 were employed in sales and order entry, and the remaining 163, including the Company's 7 executive officers, were devoted to administration, finance and strategic planning.

        No domestic employees are covered by any collective bargaining agreement. Approximately 30 employees at the Company's Swedish subsidiary are governed by a national union. The Company considers its relations with its employees to be generally good.

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

        Concentration of Sales to Certain Customers. A significant percentage of the Company's sales have been, and will continue to be, concentrated among a relatively small number of customers. During 2003 and 2002, two customers (AutoZone and Advance) each accounted for more than 10% of net sales and in the aggregate accounted for 31% and 36% of net sales, respectively. In 2001, one customer (AutoZone) accounted for approximately 24% of net sales. The Company anticipates that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on the Company's sales and operating results. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business-Sales and Marketing."

        Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consists primarily of cash and cash equivalents, short-term investments, and accounts receivable. All cash equivalents and short-term investments are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of the Company's accounts receivable have been, and will continue to be concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. The Company's five largest customers accounted for 70% and 73% of total accounts receivable as of December 27, 2003 and December 28, 2002, respectively. Management continually monitors the credit terms and credit limits to these and other customers.

        Customer Terms. The automotive aftermarket has been consolidating over the past several years. As a result, many of the Company's customers have grown larger and therefore have more leverage in negotiations with the Company. Recently, customers have pressed for extended payment terms and returns of slow moving product when negotiating with the Company. While the Company does its best to avoid such concessions, in some cases payment terms to customers have been extended and returns of product have exceeded historical levels. The product returns primarily affect the Company's profit levels while terms extensions generally reduce operating cash flow and require additional capital to finance the business. Management expects both of these trends to continue for the foreseeable future.

        Foreign Currency Fluctuations. In 2003, approximately 60% of the Company's products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, the recent weakness in the dollar has resulted in pressure from several foreign suppliers to increase prices. To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase.

        The Company makes significant purchases of product from Chinese vendors. The Chinese Yuan exchange rate has been fixed against the U.S. Dollar since 1998. Recently, the Chinese government has been under increasing pressure to revalue its currency, or to make its exchange rate more flexible. Most experts believe that the value of the Yuan would increase relative to the U.S. Dollar if it was revalued or allowed to float. Such a move would most likely result in an increase in the cost of products that are purchased from China.

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

Item 2.  Properties.

Facilities

The Company currently has 10 warehouse and office facilities located throughout the United States, Sweden, China and Korea. Three of these facilities are owned and the remainder are leased. The Company's headquarters and principal warehouse facilities are as follows:

        Location             Description
        -------------------  -------------------------------------------------
        Colmar, PA           Warehouse and office - 334,000 sq. ft. (leased) (1)
        Warsaw, KY           Warehouse and office - 326,000 sq. ft. (owned)
        Louisiana, MO        Warehouse and office - 90,000 sq. ft. (owned)
        Baltimore, MD        Warehouse and office - 83,000 sq. ft. (leased)

In the opinion of management, the Company's existing facilities are in good condition.
-----------------
(1) Leased by the Company from a partnership of which Richard N. Berman, President and Chief Executive Officer of the Company, and Steven L. Berman, Executive Vice President of the Company, their father, Jordan S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners. Under the lease the Company paid rent of $3.56 per square foot ($1.2 million per year) in 2003. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. In 2002, the lease term was extended and will expire on December 31, 2007. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 2003.

Item 4.1  Certain Executive Officers of the Registrant.

        The following table sets forth certain information with respect to the executive officers of the Company:

Name                     Age   Position with the Company
-----------------       ----   ----------------------------------------------
Mathias J. Barton        44    Senior Vice President, Chief Financial Officer

Richard N. Berman        47    President, Chief Executive Officer, Chairman of
                               the Board of Directors, and Director

Steven L. Berman         44    Executive Vice President, Secretary-Treasurer,
                               and Director

Edward L. Dean           47    Senior Vice President, Marketing

Fred V. Frigo            47    Senior Vice President, Operations

Steven A. Kirchner       46    Senior Vice President, Sales

Barry D. Myers           44    Senior Vice President, General Counsel and
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

        Fred V. Frigo joined the Company in March 1997 as Director, Operations and was named Senior Vice President, Operations in September 2003. Prior to joining the Company, Mr. Frigo was the Plant Manager for Cooper Industries (Federal Mogul), where he was responsible for their Wagner Brake Plant in Boston and following that the Wagner Lighting Operations in Boyertown Pennsylvania. He is a graduate of Elmhurst College.


        Steven A. Kirchner joined the Company in June 2003 as Vice President, Sales and was named Senior Vice President, Sales and Trade Marketing in December 2003. Prior to joining the Company Mr. Kirchner spent over twenty years with The Valvoline Company in various management positions, including Senior Vice President Worldwide Marketing.

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


                                      PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

        The Company's shares of common stock are traded publicly in the over-the-counter market under the NASDAQ system. At March 12, 2004 there were 140 holders of record of common stock, representing more than 1,500 beneficial owners. The last price for the Company's common stock on March 12, 2004, as reported by NASDAQ, was $18.799 per share. Since the Company's initial public offering, it has paid no cash dividends. The Company does not presently contemplate paying any such dividends in the foreseeable future. The range of high and low sales prices for the Company's common stock for each quarterly period of 2003 and 2002 are as follows:


                            2003                     2002
                   -----------------------  -----------------------
                      High        Low          High        Low
------------------ ---------- ------------  ---------- ------------
First Quarter      $10.42       $8.84          $8.90        $6.65
Second Quarter      11.24        9.65          10.36         6.50
Third Quarter       14.00       10.55          10.00         8.10
Fourth Quarter      15.09       12.55          10.10         8.15



Item 6.  Selected Financial Data.
                                 Selected Consolidated Financial Data


                                                          Year Ended December
                               -------------------------------------------------------------------------
(in thousands, except per share data2003         2002(a)         2001          2000 (b)        1999(c)
-----------------------------  --------------  ------------ -------------- --------------- -------------
Statement of Operations Data:
   Net sales                         $222,083      $215,524       $201,668        $201,390    $236,689
   Income from operations (d)          24,052        23,133         12,266          12,308       1,633
   Net income (loss) (d)               13,304        12,357          5,229           4,095      (3,602)
   Earnings (loss) per share (d):
      Basic                             $1.54          1.46          0.61            0.49        (0.43)
      Diluted                           $1.47          1.38          0.60            0.48        (0.43)
Balance Sheet Data:
   Total assets                       176,606       170,128        163,163         159,879       188,004
   Working capital                     98,452        91,340         81,068          83,262        96,612
   Long-term debt                      35,213        44,218         53,511          65,066        85,283
   Shareholders' equity               105,985        89,572         75,162          72,384        68,234

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

(d) The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," at the beginning of fiscal 2002. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. The following table presents certain financial data for fiscal 2002 and all periods prior to fiscal 2002 adjusted to exclude amortization of goodwill and the related tax effects:

                                                     Year Ended December
                     ------------------------------------------------------------------------------------
                            2003             2002             2001             2000             1999
Income from operations    $ 24,052        $ 23,133          $ 13,891          $ 13,970        $ 3,320
Net income (loss)         $ 13,304        $ 12,357          $  6,293          $  5,185        $(2,487)
Diluted earnings per      $  1.47         $  1.38           $  0.73           $  0.61         $ (0.30)
share

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Executive Summary

       The Company is a leading supplier of original equipment dealer "Exclusive" automotive replacement parts, fasteners and service line products to the automotive aftermarket and household hardware to the general merchandise markets. The Company's products are marketed under more than seventy proprietary brand names, through its Motormite, Dorman, Allparts, Scan-Tech, MPI and Pik-A-Nut businesses.

       For the year ended December 27, 2003, sales increased 3% to $222.1 million from $215.5 million in the same period last year. The sales growth was driven primarily by new product development, which is a key to the Company's growth strategy. Gross margin improved slightly to 37.0% in 2003 from 36.7% in 2002. Operating expenses remained flat, but declined as a percentage of sales to 26.2%. The improvements in gross margin and operating expenses as a percentage of sales were driven primarily by cost saving initiatives. As a result, net income increased to $13.3 million in 2003.

       New product development is a critical success factor for the Company. The Company has invested heavily in resources necessary for it to increase its new product development efforts and to strengthen its relationships with its customers. These investments are primarily in the form of increased product development and awareness programs, customer service improvements and increased customer credits and allowances. This has enabled the Company to provide an expanding array of new product offerings and grow its revenues.

       The automotive aftermarket has been consolidating over the past several years. As a result, many of the Company's customers have grown larger and therefore have more leverage in negotiations with the Company. Recently, customers have pressed for extended payment terms and returns of slow moving product when negotiating with the Company. While the Company does its best to avoid such concessions, in some cases payment terms to customers have been extended and returns of product have exceeded historical levels. The product returns primarily affect the Company's profit levels while terms extensions generally reduce operating cash flow and require additional capital to finance the business. Management expects both of these trends to continue for the foreseeable future.

       The Company may experience significant fluctuations from quarter to quarter in its results of operations due to the timing of orders placed by the Company's customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

       The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 were each fifty- two week periods.

Critical Accounting Policies

        The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. The Company regularly evaluates its estimates and judgments, including those related to revenue recognition, bad debts, customer credits, inventories and goodwill. Estimates and judgments are based upon historical experience and on various other assumptions believed to be accurate and reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements:

        Allowance for Doubtful Accounts. The preparation of the Company's financial statements requires management to make estimates of the collectability of its accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of the Company's accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. The Company's five largest customers accounted for 70% and 73% of total accounts receivable as of December 27, 2003 and December 28, 2002, respectively. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company's sales and operating results. The Company's allowance for doubtful accounts amounted to $1.2 million and $1.3 million as of December 27, 2003 and December 28, 2002, respectively.

        Revenue Recognition and Allowance for Customer Credits. The Company recognizes revenue for sales to its customers at the time of shipment from the Company's warehouses. Net sales are calculated by subtracting allowances for customer credits from gross revenues. Allowances for customer credits include costs for product returns, discounts and promotional rebates given to customers who purchase new products for inclusion in their stores, and the cost of competitors' products that are purchased from the customer in order to induce a customer to purchase new product lines from the Company. The Company provides for customer credits and potential returns at the time of sale. Management must make estimates of the ultimate value of customer credits that will be issued for future product returns and sales allowances granted to induce customers to purchase products from the Company. Management analyzes historical returns, current economic conditions and changes in demand and acceptance of the Company's products when evaluating the adequacy of its reserves for customer credits. Management judgements and estimates must be made and used in connection with establishing reserves for customer credits in any accounting period. Material differences in the amount and timing of customer credits for any period may result if management made different judgments or utilized different estimates for the reserves. Reserves for customer credits were $16.5 million as of both December 27, 2003 and December 28, 2002.

        Excess and Obsolete Inventory Reserves. Management must make estimates of potential future excess and obsolete inventory costs. The Company provides reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates. The Company maintains contact with its customer base in order to understand buying patters, customer preferences and the life cycle of its products. Changes in customer requirements are factored into the reserve needs as needed. During 2001, the Company revised its estimates which resulted in an increased provision for excess and obsolete inventory of $3.6 million. Reserves for excess and obsolete inventory were $8.5 million and $9.2 million as of December 27, 2003 and December 28, 2002, respectively.

        Goodwill. Effective December 30, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability, and that annual tests for impairment of goodwill and intangible assets that have indefinite useful lives be performed. SFAS No. 142 also requires interim tests when an event has occurred that more likely than not has reduced the fair value of such assets. The Company assesses on an annual basis during the fourth quarter of the fiscal year the fair values of the reporting unit housing the goodwill. These assessments are based upon management estimates and assumptions about future operating results, including revenues and earnings. Any write-offs would result in a charge to earnings and a reduction in equity in the period taken. The Company has completed the annual impairment review, which did not result in an impairment charge. Goodwill was $29.1 million and $28.6 million at December 27, 2003 and December 28, 2002, respectively.

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

                                                Percentage of Net Sales
                              --------------------------------------------------------
                                                     Year Ended
                              --------------------------------------------------------
                                 December 27,       December 28,      December 29,
                                     2003               2002              2001
----------------------------- ------------------  ---------------- -------------------
Net sales                           100.0%            100.0%              100.0%
Cost of goods sold                   63.0              63.3                65.6
----------------------------- ------------------  ---------------- -------------------
Gross profit                         37.0              36.7                34.4
Selling, general and
  administrative expenses            26.2              27.0                28.3
Gain on sale of specialty
 fastener business                     -               (1.0)                -
----------------------------- ------------------  ---------------- -------------------
Income from operations               10.8              10.7                 6.1
Interest expense, net                 1.5               1.8                 2.1
----------------------------- ------------------  ---------------- -------------------
Income before taxes                   9.3               8.9                 4.0
Provision for taxes                   3.3               3.2                 1.4
----------------------------- ------------------  ---------------- -------------------
Net income                            6.0%              5.7%                2.6%
============================= ==================  ================ ===================


2003 Compared to 2002

        Net sales increased 3% to $222.1 million in 2003 from $215.5 million in 2002. This sales increase is all volume related as the Company had no net selling price increases in 2003. Sales volume in 2003 increased as a result of several successful new product introductions and shipments to new customers for the Company's Allparts brake and Pik-A-Nut home hardware businesses. The favorable effects of foreign currency exchange resulted in a 2% year over year increase in sales. These sales increases were partially offset by a decline in sales volume in the Company's Swedish subsidiary due to the weak U.S. dollar. In addition, fourth quarter 2002 sales benefitted from over $4 million in one-time sales related to customer inventory builds and 2002 sales included $2.1 million in revenues from the specialty fastener business prior to its sale in May 2002. Sales growth for fiscal 2003 after adjusting for foreign exchange, the specialty fastener sale and the one-time sales described above was 4%.

        Cost of goods sold, as a percentage of net sales, declined to 63.0% in 2003 from 63.3% in 2002. The overall decline in cost of goods sold as a percentage of sales was the net result of three primary factors. First, production and materials cost reduction initiatives resulted in cost savings that lowered cost of sales. This benefit was offset by provisions for customer credits that increased as a percentage of sales in 2003 as a result of higher customer return levels in 2003 and a sales mix shift towards more lower-gross margin product sales.

        Selling, general and administrative expenses in 2003 were held to $58.2 million, which is the same level of spending as in 2002 despite additional investments in product development resources, inflationary cost increases and 3% sales volume growth in 2003. This was achieved through the implementation of a number of cost saving measures which reduced overhead spending. Costs in 2002 also included $0.7 million in non- recurring net costs associated with the closure of one of the Company's smaller distribution facilities.

        Interest expense, net decreased to $3.4 million in 2003 from $3.9 million in 2002 due to lower borrowing levels in 2002. The primary reason for the lower borrowing levels in 2003 was a reduction in the outstanding principal of the Company's 6.81% Senior Notes. In August 2003, the Company made the second of seven annual installment payments of $8.6 million due under the terms of its Senior Note Agreements. This installment payment was funded with cash on hand rather than new debt.

        The Company's effective tax rate increased slightly to 35.7% in 2003 from 35.6% in 2002.

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

        The Company's effective tax rate increased to 35.6% in 2003 from 34.4% as the gain on the sale of the specialty fastener business is subject to a higher overall effective tax rate than the Company's operating profits.

Liquidity and Capital Resources

        Historically, the Company has financed its growth through a combination of cash flow from operations and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. At December 27, 2003, working capital was $98.5 million, total long-term debt (including the current portion) was $43.8 million and shareholders' equity was $106.0 million. Cash and short-term investments as of December 27, 2003 totaled $25.1 million.

        Over the past two years the Company has extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. The Company participates in an accounts receivable factoring program with one customer which allows it to sell its accounts receivable on a non-recourse basis to a financial institution to offset the negative cash flow impact of the payment terms extensions it has made to date. During 2003, the Company sold $2.0 million in accounts receivable pursuant to this plan. The Company expects continued pressure to extend its payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased interest costs.

        In December 2003, the Company announced its intention to add 77,200 square feet in warehouse space to its central distribution center in Warsaw, Kentucky by July, 2004. The total estimated cost of the addition and fit out of the warehouse space is expected to be approximately $2.8 million.

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

        In March 2004, the Company amended its Revolving Credit Facility. The amended facility expires in June 2005. The March 2004 amendment reduced the total credit facility from $10.0 million to $5.0 million. The size of the facility was reduced to decrease overall borrowing costs. Borrowings under the amended facility are on an unsecured basis with interest at LIBOR plus 150 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. In addition, the Company's Swedish subsidiary maintains a short-term $1.8 million credit facility. As of December 27, 2003, $1.8 million in standby letters of credit were outstanding under the Revolving Credit Facility. There were no borrowings under either facility as of December 27, 2003.

        The Company amended certain agreements related to its 1998 acquisition of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech") during 2001. As a result of this transaction, the Company purchased and canceled 250,000 shares of its common stock issued in connection with the acquisition and canceled the earn out provisions of the acquisition agreement in exchange for consideration of $3.2 million to be paid by the Company in installments through December 2005. The aggregate amount outstanding under this obligation was $0.9 million at December 27, 2003.

        The Company's business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

        The Company has future obligations for debt repayments, future minimum rental and similar commitments under noncancellable operating leases as well as contingent obligations related to outstanding letter of credit. These obligations as of December 27, 2003 are summarized in the tables below:

                                                                 Payments Due by Period
                                                 ------------------------------------------------------
                                                Less than
Contractual Obligations                Total       1 year     1-3 years    4-5 years   After 5 years
---------------------------------- ------------- -----------  -----------  ----------- ----------------
Long-term borrowings               $  43,784     $  8,571     $ 26,642     $ 8,571     $      -
Operating leases                       8,896        2,430        5,286       1,047            133
Purchase obligations (1)                 600          600          -            -             -
                                   ------------- -----------  -----------  ----------- ----------------
                                   $  53,280     $ 11,601     $ 31,928     $   9,618   $       133
                                   ============= ===========  ===========  =========== ================


                                                       Amount of Commitment Expiration Per Period
                                                 ------------------------------------------------------
                                       Total
                                      Amounts     Less than
Other Commercial Commitments         Committed     1 year     1-3 years    4-5 years    Over 5 years
---------------------------------- ------------- -----------  -----------  ------------ ---------------
Letters of credit                  $   1,800     $   1,800    $      -     $      -     $      -
                                   ------------- -----------  -----------  ------------ ---------------
                                   $   1,800     $   1,800    $      -     $      -     $      -
                                   ============= ===========  ===========  ============ ===============

(1) Represents capital commitments in connection with the Warsaw, Kentucky facility expansion.

        Operating cash flow amounted to $20.7 million in fiscal 2003, approximately $15.7 million higher than the $5.1 million in operating cash flow in 2002. The primary reason for the increase in cash flow in 2003 was accounts receivable, which generated $4.8 million in cash in 2003, but used $13.3 million in cash in 2002. As noted above, the Company has extended payment terms to certain customers over the past two years. Most of the negative cash flow impact of these terms changes took place in 2002. This, together with a 7% sales increase in 2002 is the primary reason that accounts receivable required $13.3 million in cash in 2002. Accounts receivable generated $4.8 million in cash in 2003 as the impact of further payment terms extensions during the year were offset by a change in sales mix and the receipt of $2.0 million in proceeds from the accounts receivable factoring program discussed above.

        Investing activities used $1.5 million of cash in 2003. The Company purchases highly liquid corporate and government bonds with maturities from three months to one year to take advantage of higher earnings rates on these investments. These investments have been classified as short-term investments as required by generally accepted accounting principles. As a result of this decision, the Company reported a net source of cash of $4.1 million during the period. Additions to property, plant and equipment required $5.6 million of cash in 2003 compared to $3.5 million in 2002. The increase in capital additions in 2003 is primarily the result of a 30,000 square foot addition to the Company's Allparts brake facility. Other capital expenditures in 2003 included upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements.

        Financing activities required $9.2 million in cash in 2003. These uses were primary related to scheduled repayments under capital lease and other debt obligations, including the second scheduled repayment of $8.6 million on the Company's Senior Notes made in August 2003.

        The Company believes that cash and short-term investments on hand and cash generated from operations together with its available sources of capital are sufficient to meet its ongoing cash needs for the foreseeable future.

Outlook

        The Company's strategic plan provides for a continued intense focus on new product development and further expansion of its existing core businesses. Management anticipates that these efforts will result in compounded annual sales growth of between 3% and 8% over the next two year period. The Company may experience significant fluctuations in its results of operations from quarter to quarter due to the timing of new product introductions and orders placed by its customers.

Foreign Currency Fluctuations

        In 2003, approximately 60% of the Company's products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, the recent weakness in the dollar has resulted in pressure from several foreign suppliers to increase prices. To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase.

        The Company makes significant purchases of product from Chinese vendors. The Chinese Yuan exchange rate has been fixed against the U.S. Dollar since 1998. Recently, the Chinese government has been under increasing pressure to revalue its currency, or to make its exchange rate more flexible. Most experts believe that the value of the Yuan would increase relative to the U.S. Dollar if it was revalued or allowed to float. Such a move would most likely result in an increase in the cost of products that are purchased from China.

Impact of Inflation

        The Company has not generally been adversely affected by inflation, although recently raw materials pricing pressures have become more evident. The Company believes that material cost increases could potentially be mitigated by passing along price increases to customers or through the use of alternative suppliers or resourcing purchases to other countries.

Recent Accounting Pronouncements

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal of Activities." The statement has been applied prospectively to exit or disposal activities initiated after December 28, 2002. The initial adoption of this pronouncement did not have a material effect on the consolidated statement of operations for the year ended December 27, 2003.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports.

        In December 2003, the FASB issued Revised Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of Account Research Bulletin No. 51." FIN No. 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN No. 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. Since the Company does not have any variable interests in variable interest entities, the adoption of FIN No. 46 did not have any effect on the Company's consolidated financial condition or results of operations.

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

        The Company may occasionally use derivative financial instruments, consisting of foreign currency forward purchase and sales contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange. Its primary exposure to changes in foreign currency rates results from changes in exchange rates on certain third-party trade receivables and payables of the Company's Swedish subsidiary. There were no forward purchase or sales contracts outstanding as of December 27, 2003.

Item 8.  Financial Statements and Supplementary Data.

        The financial statement schedules of the Company that are filed with this Report on Form 10-K are listed in Item 15(a)(2), Part IV, of this Report.

                                  Independent Auditors' Report

The Board of Directors
R&B, Inc.:

        We have audited the accompanying consolidated balance sheets of R&B, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal years then ended. In connection with our audits of the fiscal 2003 and 2002 consolidated financial statements, we also have audited the fiscal 2003 and 2002 financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The fiscal 2001consolidated financial statements of R&B, Inc. were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 13, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the fiscal 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of R&B, Inc. and subsidiaries as of December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related fiscal 2003 and 2002 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed above, the fiscal 2001 consolidated financial statements of R&B, Inc. and subsidiaries were audited by other auditors who have ceased operations. As described in Note 3, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of December 30, 2001. In our opinion, the disclosures for fiscal 2001 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the fiscal 2001 consolidated financial statements of R&B, Inc. and subsidiaries other than with respect to such disclosures, and accordingly, we do not express an opinion or any other form of assurance on the fiscal 2001 consolidated financial statements taken as a whole.

                                                          KPMG LLP

Philadelphia, Pennsylvania
February 11, 2004

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

                                   R&B, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           For the Year Ended
                                                         ----------------------------------------------------
                                                              December 27,     December 28,     December 29,
(in thousands, except per share data)                              2003             2002            2001
-------------------------------------------------------------------------------------------------------------
Net Sales                                                          $222,083         $215,524         $201,668
Cost of goods sold                                                  139,875          136,321          132,353
-------------------------------------------------------------------------------------------------------------
         Gross profit                                                82,208           79,203           69,315
Selling, general and administrative expenses                         58,156           58,213           57,049
Gain on sale of specialty fastener business                               -           (2,143)               -
-------------------------------------------------------------------------------------------------------------
         Income from operations                                      24,052           23,133           12,266
Interest expense, net of interest income of $198, $411,and $439       3,376            3,931            4,289
-------------------------------------------------------------------------------------------------------------
         Income before income taxes                                  20,676           19,202            7,977
Income taxes                                                          7,372            6,845            2,748
-------------------------------------------------------------------------------------------------------------
         Net Income                                              $   13,304         $ 12,357       $    5,229
=============================================================================================================
Earnings Per Share:
         Basic                                                    $    1.54        $    1.46      $      0.61
         Diluted                                                  $    1.47        $    1.38      $      0.60
Weighted Average Shares Outstanding:
        Basic                                                         8,647            8,487            8,529
        Diluted                                                       9,050            8,948            8,647
=============================================================================================================



                  See accompanying notes to consolidated financial statements.


                                   R&B, INC. AND SUBSIDIARIES

                                   CONSOLIDATED BALANCE SHEETS


                                                                          December 27,    December 28,
 (in thousands, except share data)                                             2003            2002
------------------------------------------------------------------------ --------------- ---------------
Assets
Current Assets:
   Cash and cash equivalents                                                $     15,177  $        5,169
   Short-term investments                                                          9,905          14,002
   Accounts receivable, less allowance for doubtful accounts
        and customer credits of $17,721 and $17,854                               44,127          48,769
  Inventories                                                                     51,170          47,217
  Deferred income taxes                                                            7,493           7,621
  Prepaids and other current assets                                                1,356           1,425
------------------------------------------------------------------------ --------------- ---------------
     Total current assets                                                        129,228         124,203
------------------------------------------------------------------------ --------------- ---------------
Property, Plant and Equipment, net                                                17,590          16,591
Goodwill                                                                          29,125          28,607
Other Assets                                                                         663             727
------------------------------------------------------------------------ --------------- ---------------
      Total                                                                    $ 176,606       $ 170,128
======================================================================== =============== ===============

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                                         $      8,571     $     9,291
  Accounts payable                                                                10,029          11,813
  Accrued compensation                                                             7,379           7,304
  Other accrued liabilities                                                        4,797           4,455
------------------------------------------------------------------------ --------------- ---------------
    Total current liabilities                                                     30,776          32,863
Long-Term Debt                                                                    35,213          44,218
Deferred Income Taxes                                                              4,632           3,475
Commitments and Contingencies  (Note 13)
Shareholders' Equity:
   Common stock, par value $.01; authorized 25,000,000 shares;
     issued and outstanding 8,762,994 and 8,501,070 shares                            88              85
  Additional paid-in capital                                                      33,950          32,937
  Cumulative translation adjustments                                               2,148              55
  Retained earnings                                                               69,799          56,495
    Total shareholders' equity                                                   105,985          89,572
------------------------------------------------------------------------ --------------- ---------------
      Total                                                                    $ 176,606       $ 170,128
======================================================================== =============== ===============

                  See accompanying notes to consolidated financial statements.


                                   R&B, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                 Common Stock
                                             --------------------   Additional   Cumulative
                                              Shares       Par        Paid-In    Translation    Retained
(in thousands, except share data)             Issued      Value       Capital    Adjustments    Earnings     Total
------------------------------------------- ----------------------- ----------- -------------  ---------- ----------
Balance at December 30, 2000                  8,481,517         $85     $34,229        $ (839)    $38,909    $72,384

Common stock issued to
     Employee Stock Purchase Plan                 4,106           -          11             -           -         11
Common stock issued to 401(k) Retirement Plan   230,859           3         380             -           -        383
Compensation expense on stock option issuance         -           -         297             -           -        297
Purchase and cancellation of common stock                        (3)     (2,416)            -           -     (2,419)
     (Note 8)                                  (250,000)
Comprehensive Income:
   Net income                                        -            -           -             -       5,229      5,229
Currency translation adjustments                     -            -           -          (723)          -       (723)
                                                                                                           ----------
Total comprehensive income                                                                                     4,506
------------------------------------------- ----------- ----------- ----------- -------------  ---------- ----------
Balance at December 29, 2001                  8,466,482          85      32,501        (1,562)     44,138     75,162
Common stock issued to
     Employee Stock Purchase Plan                 1,652           -          12             -           -         12
Compensation expense on stock option issuance         -           -         363             -           -        363
Shares issued under Incentive Stock Plan         32,936           -          61             -           -         61
Comprehensive Income:
    Net income                                        -           -           -             -    12,357       12,357
 Currency translation adjustments                     -           -             -       1,617           -      1,617
                                                                                                          ----------
Total comprehensive income                                                                                    13,974
------------------------------------------- ----------- ----------- ----------- -------------  ---------- ----------
Balance at December 28, 2002                  8,501,070          85      32,937            55      56,495     89,572
Common stock issued to
    Employee Stock Purchase Plan                    568           -           5             -           -          5
Compensation expense on stock option issuance         -           -          21             -           -         21
Shares issued under Incentive Stock Plan        261,356           3         483             -           -        486
Tax benefit of stock option exercises                 -           -         504             -           -        504
Comprehensive Income:
     Net income                                       -           -           -             -      13,304     13,304
Currency translation adjustments                      -           -           -         2,093           -      2,093
                                                                                                          ----------
Total comprehensive income                                                                                    15,397
------------------------------------------  ----------- ----------- ----------- ------------- ----------- ----------
Balance at December 27, 2003                  8,762,994         $88     $33,950        $2,148     $69,799   $105,985
=========================================== =========== =========== =========== =============  ========== ==========
                   See accompanying notes to consolidated financial statements.



                                                R&B, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Year Ended For the Year Ended  For the Year Ended
                                                    ------------------ ------------------- ------------------
                                                       December 27,        December 28,       December 29,
(in thousands)                                             2003                2002               2001
--------------------------------------------------- ------------------ ------------------- ------------------
Cash Flows from Operating Activities:
Net income                                                   $  13,304            $ 12,357            $ 5,229
Adjustments to reconcile net income to cash
    provided by operating activites:
   Depreciation and amortization                                 4,640               5,560              8,105
   Provision for doubtful accounts                                 504                 737              1,118
   Provision (benefit) for deferred income tax                   1,285                  11             (2,751)
   Provision for non-cash stock compensation                        21                 363                297
   Gain on sale of specialty fastener business                       -              (1,329)                 -
Changes in assets and liabilities:
    Accounts receivable                                          4,806             (13,339)            (1,676)
    Inventories                                                 (2,766)             (2,351)             5,220
    Prepaids and other current assets                              173                  28              1,279
    Other assets                                                  (119)                516              1,231
    Accounts payable                                            (1,862)              3,101                276
    Accrued compensation and other liabilities                     757                (593)             3,221
--------------------------------------------------- ------------------ ------------------- ------------------
      Cash provided by operating activities                     20,743               5,061             21,549
--------------------------------------------------- ------------------ ------------------- ------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                      (5,598)             (3,543)            (1,924)
   Purchase of short-term investments                          (11,492)            (22,795)                 -
   Proceeds from maturities of short-term investments           15,589               8,793                  -
   Proceeds from litigation settlement and sale of
       specialty fastener business, net                              -               7,374                  -
--------------------------------------------------- ------------------ ------------------- ------------------
     Cash used in investing activities                          (1,501)            (10,171)            (1,924)
--------------------------------------------------- ------------------ ------------------- ------------------
Cash Flows from Financing Activities:
   Repayment of long-term debt obligations                      (9,725)            (11,483)            (5,883)
   Proceeds from common stock issuances                            491                  73                394
--------------------------------------------------- ------------------ ------------------- ------------------
      Cash used in financing activities                         (9,234)            (11,410)            (5,489)
--------------------------------------------------- ------------------ ------------------- ------------------
Net Increase (Decrease) in Cash and Cash
 Equivalents                                                    10,008             (16,520)            14,136
Cash and Cash Equivalents, Beginning of
       Year                                                      5,169              21,689              7,553
--------------------------------------------------- ------------------ ------------------- ------------------
Cash and Cash Equivalents, End of Year                      $   15,177           $   5,169         $   21,689
=================================================== ================== =================== ==================
Supplemental Cash Flow Information
    Cash paid for interest expense                          $    3,638           $   4,356         $    4,788
    Cash paid for income taxes                              $    5,572           $   7,218         $    4,206
                   See accompanying notes to consolidated financial statements.



                                  R&B, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                                      December 27, 2003

1.  Summary of Significant Accounting Policies

         R&B, Inc. (the "Company") is a leading supplier of OE Dealer "Exclusive" automotive replacement parts, automotive hardware and brake products to the automotive aftermarket and household hardware products to the general merchandise markets. R&B's products are marketed under more than seventy proprietary brand names, through its Motormite, Dorman, Allparts, Scan-Tech, MPI and Pik-A-Nut businesses.

         The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 are each fifty-two week periods.

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

         Short-term Investments. Short-term investments consist primarily of corporate and government bonds with maturities of three months to one year from the date of purchase. Short-term investments are classified as held-to-maturity and are recorded at amortized cost. As of December 27, 2003, the market value of these short-term investments approximated the amortized cost.

         Sales of Accounts Receivable. During 2003, the Company entered into a factoring agreement with an unrelated financial institution that permits the Company to sell, without recourse, certain accounts receivable at discounted rates to the financial institution. The Company does not retain any servicing requirements for these accounts receivable. Transactions under this factoring agreement are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Account for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement 125." At December 27, 2003, $2.0 million of accounts receivable were sold and removed from the consolidated balance sheet. The loss on the sale of receivables was $36,000.

         Inventories. Inventories are stated at the lower of average cost or market. The Company provides reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates. During 2001, the Company revised its estimates which resulted in an increased provision of $3.6 million.

         Property and Depreciation. Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives, which range from three to thirty-nine years, using the straight-line method for financial statement reporting purposes and accelerated methods for income tax purposes. Properties under capitalized leases were amortized over the related lease terms (3-15 years). The costs of maintenance and repairs are expensed as incurred. Renewals and betterments are capitalized. Gains and losses on disposals are included in operating results.

         Other Assets. Other assets consist of deposits; costs incurred for the preparation and printing of product catalogs which are capitalized and amortized upon distribution; and deferred financing costs which are capitalized and amortized over the term of the related financing agreement.

         Foreign Currency Translation. Assets and liabilities of a foreign subsidiary are translated into U.S. dollars at the rate of exchange prevailing at the end of the year. Income statement accounts are translated at the average exchange rate prevailing during the year. Translation adjustments resulting from this process are recorded directly in shareholders' equity.

         Foreign Currency Contracts. In order to minimize exposure to foreign currency fluctuations with respect to foreign currency exposures, the Company may enter into forward exchange rate contracts for the amount of the exposure. Gains and losses arising from foreign currency forward contracts are recognized in income or expense as offsets of gains and losses resulting from the underlying hedged transactions. As of December 27, 2003 and December 28, 2002, no open forward exchange contracts were outstanding.

         Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. All cash equivalents and short-term investments are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of the Company's accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. The Company's five largest customers accounted for 70% and 73% of total accounts receivable as of December 27, 2003 and December 28, 2002, respectively. Management continually monitors the credit terms and credit limits to these and other customers.

         Fair Value Disclosures. The carrying value of financial instruments such as cash, short-term investments, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of total long-term debt was $47.6 million and $58.7 million at December 27, 2003 and December 28, 2002, respectively.

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

         Earnings Per Share. The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three years ended December 27, 2003:


                                                   2003            2002              2001
                                                 ---------- ---- ----------- ----- -----------
                                                    (in thousands, except per share data)
Numberator:
     Net income ...............................    $13,304        $12,357           $5,229
Denominator:
     Weighted average shares outstanding used in
         basic earnings per share calculation        8,647          8,487            8,529
     Effect of dilutive stock options... ......        403            461              118
                                                 ---------- ---- ----------- ----- -----------
     Adjusted weighted average shares outstanding
          diluted earnings per share..........       9,050          8,948             8,647
                                                 ========== ==== =========== ===== ===========
Basic earnings per share......................       $1.54          $ 1.46           $ 0.61
                                                 ========== ==== =========== ===== ===========
Diluted earnings per share....................       $1.47           $1.38           $ 0.60
                                                 ========== ==== =========== ===== ===========

         Options to purchase 50,750, 5,000 and 5,000 shares were outstanding at December 27, 2003, December 28, 2002, and December 29, 2001, respectively, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive.

         Stock-Based Compensation. At December 27, 2003, the Company has one stock-based employee compensation plan, which is described more fully in Note
14. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                     Year Ended December
------------------------------------------------------  ---------------------------------------------
 (in thousands, except per share data)                        2003            2002          2001
------------------------------------------------------  ---------------- -------------- -------------
Net income:
    Net income, as reported                              $     13,304      $   12,357   $   5,229
    Add: Stock-based employee compensation expense
    net of related tax effects, included in the determination
    of net income, as reported                                     13              97         195

    Less: Stock-based employee compensation expense,
    net of related tax effects, determined under fair value
    based method for all awards                                   (81)           (629)       (594)
------------------------------------------------------  ---------------- -------------- -------------
   Net income, pro forma                                  $    13,236    $     11,825   $    4,830
------------------------------------------------------  ---------------- -------------- -------------
Earnings per share:
    Basic - as reported                                   $       1.54     $        1.46$     0.61
    Basic - pro forma                                     $       1.53     $        1.39$     0.57
    Diluted - as reported                                 $       1.47     $        1.38$     0.60
    Diluted - pro forma                                   $       1.46     $        1.32$     0.56

       The weighted average fair value of options granted in 2003, 2002 and 2001 was $6.56, $4.64 and $1.75, respectively. The fair value of each option grant is estimated on the date of grant using the Black- Scholes option pricing model with the following weighted average assumptions:



                                     2003             2002            2001
                                     ----             ----            ----
Expected dividend yield                0%               0%              0%
Expected stock price volatility       52%              53%             46%
Risk-free interest rate              3.3%             3.3%            5.3%
Expected life of option              7.5 years        7.5 years       7.5 years

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

3.  Goodwill

         Effective December 30, 2001, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 specifies that goodwill will no longer be amortized but instead will be subject to periodic impairment testing. As a result, effective December 30, 2001, the Company no longer amortizes goodwill. The Company has completed the impairment tests required by SFAS No. 142, which did not result in an impairment charge. The elimination of goodwill amortization would have increased net income by $1.1 million for the fiscal year ended December 29, 2001, or $0.13 per diluted share.


                                                       Year Ended December
                                        --------------------------------------------------
(in thousands, except per share data)           2003               2002           2001
--------------------------------------- -----------------  --------------- ---------------
Net income:
    As reported                         $    13,304         $    12,357     $     5,229
    Amortization expense - goodwill               -                   -           1,064
                                        -----------------  --------------- ---------------
    Adjusted net income                 $    13,304         $    12,357     $     6,293
                                        -----------------  --------------- ---------------
Basic earnings per share:
    As reported                         $      1.54         $      1.46     $      0.61
    Amortization exense - goodwill                -                   -            0.13
                                        -----------------  --------------- ---------------
    Adjusted earnings per share - basic $      1.54         $      1.46     $      0.74
                                        -----------------  --------------- ---------------
Diluted earnings per share:
    As reported                         $      1.47         $      1.38     $      0.60
    Amortization expense - goodwill               -                   -            0.13
                                        -----------------  --------------- ---------------
    Adjusted earnings per share -diluted$      1.47         $      1.38     $      0.73
                                        -----------------  --------------- ---------------

4.  Restructuring Charges

         In the fourth quarter of fiscal 1999, the Company recorded restructuring charges of $11.4 million ($7.5 million after tax or $0.90 per share) to reflect costs primarily related to inventory write downs associated with the elimination of a significant number of underperforming products, as well as the closing of a warehouse and production facility in Carrollton, Georgia, and a workforce reduction of 158 people. In fiscal 2001, the Company determined that it had $0.2 million in excess facility shutdown reserves which were credited to selling, general and administrative expenses.

5.   Inventories

         Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                          December 27,        December 28,
(in thousands)                2003                2002
---------------------- ------------------ --------------------
Bulk product                      $22,365              $19,923
Finished product                   25,906               24,462
Packaging materials                 2,899                2,832
---------------------- ------------------ --------------------
Total                             $51,170              $47,217
====================== ================== ====================

6.   Property, Plant  and Equipment

         Property, plant and equipment consists of the following:


                                             December 27,       December 28,
(in thousands)                                    2003              2002
------------------------------------ -------------------- --------------------
Property under capitalized leases                 $ 2,452              $ 2,452
Buildings                                           8,419                7,452
Machinery, equipment and tooling                   20,296               17,987

Furniture,  fixtures and
    leasehold improvements                          3,677                3,512
Computer and other equipment                       20,468               18,265
------------------------------------ -------------------- --------------------
Total                                              55,312               49,668
Less-accumulated  depreciation                    (37,722)             (33,077)
------------------------------------ -------------------- --------------------
Property, plant and equipment, net                $17,590              $16,591
==================================== ==================== ====================

7.  Long-Term Debt

         Long-term debt consists of the following:


                                     December 27,        December 28,
 (in thousands)                           2003                2002
--------------------------------- ------------------- -------------------
Senior notes                                  $42,857             $51,428
Capitalized lease obligations                       -                 720
Obligation for stock repurchase
    and other (Note 8)                            927               1,361
--------------------------------- ------------------- -------------------
    Total                                      43,784              53,509
    Less: Current portion                     ( 8,571)             (9,291)
--------------------------------- ------------------- -------------------
    Total long-term debt                      $35,213             $44,218
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

        Bank Credit Facility. The Company has a Revolving Credit Facility which provides for a $10 million facility for a three-year term that expires in March 2004. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 150 to LIBOR plus 275 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. There were no borrowings under the credit facility in 2003 or 2002. In March 2004, the Company amended its Revolving Credit Facility. The amended facility expires in June 2005. The March 2004 amendment reduced the total credit facility from $10 million to $5 million. Borrowings under the amended facility are on an unsecured basis with interest at LIBOR plus 150 basis points. All other terms and conditions remain unchanged. The Company's Swedish subsidiary maintains a $1.8 million credit facility. As of December 27, 2003, no amounts were outstanding under this facility, which is provided on an unsecured, short-term basis.

        The Company is in compliance with all financial covenants contained in the Senior Notes and Revolving Credit Facility.

        Capitalized Lease Obligations. The Company's capitalized lease obligation for its primary operating facility was with a partnership related to the Company by common ownership (see Note10) and was payable monthly in installments of $47,500 including interest imputed at 13.96% through December 2002. In 2002, the lease was extended through December 2007 and is now accounted for as an operating lease. The net book value of the asset under this capitalized lease was $0 at December 28, 2002.

        The Company entered into three sale/leaseback transactions with an equipment lease company to finance computer equipment. Two leases expired in 2002 and the third lease expired in 2003.

        Aggregate annual principal payments applicable to long-term debt obligations as of December 27, 2003 are as follows:

(in thousands)
 2004                              $ 8,571
 2005                                9,500
 2006                                8,571
 2007                                8,571
 2008                                8,571
Thereafter                               -
------------------------------------------
Total                              $43,784
------------------------------------------

8.  Equity Transactions

        In November 2001, the Company amended certain agreements related to its 1998 acquisition of Scan- Tech USA/Sweden A.B. and related entities ("Scan-Tech"). As a result of this transaction, the Company purchased and canceled 250,000 shares of its common stock issued in connection with the acquisition and canceled the earn out provisions of the acquisition agreement in exchange for consideration of approximately $3.2 million to be paid in installments through December 31, 2005. The Company paid $0.5 million and $1.25 million of this amount under the amended agreements in 2003 and 2002, respectively. The obligation includes interest imputed at a 5.0% rate. The remaining amount is payable to an entity controlled by the President of Scan-Tech. The transaction resulted in additional goodwill of $0.8 million during 2001.

9.  Operating Lease Commitments and Rent Expense

        The Company leases certain equipment, automobiles and operating facilities, including the Company's primary operating facility which is leased from a partnership related to the Company by common ownership, under noncancelable operating leases. Approximate future minimum rental payments under these leases are summarized as follows:

 (in thousands)
2004                    $   2,430
2005                        1,871
2006                        1,719
2007                        1,696
2008                          517
Thereafter                    663
-------------- ------------------
Total                     $ 8,896
============== ==================

        Rent expense was $2.8 million in 2003, $2.9 million in 2002 and $2.7 million in 2001.

10.   Related Party Transactions

        The Company has entered into a noncancelable operating lease for its primary operating facility from a partnership in which the Company's Chief Executive Officer and Executive Vice President are partners. Total rental payments each year to the partnership under the lease arrangement were $1.2 million in 2003, 2002 and 2001.

        Prior to April 2003, the Company had leased its Carrollton, Georgia facility from another partnership in which the Company's Chief Executive Officer and Executive Vice President are partners. During 2003, the Company entered into an agreement to terminate the lease for this facility. In connection with this agreement, the Company paid $200,000, which was accrued in 2002, to terminate this lease subject to the closing of the sale of the building by the partnership to an unrelated entity. Total payments to the partnership under the lease arrangements, including the lease termination payment, were $269,000, $272,000 and $269,000 in 2003, 2002 and 2001, respectively.

11. Income Taxes

        The components of the income tax provision (benefit) are as follows:

 (in thousands)                 2003              2002              2001
------------------------ ------------------ ----------------- ----------------
Current:
 Federal                             $5,371           $ 6,048          $ 4,765
 State                                  292               365              329
 Foreign                                424               394              405
------------------------ ------------------ ----------------- ----------------
                                      6,087             6,807            5,499
------------------------ ------------------ ----------------- ----------------
Deferred:
 Federal                              1,224                36           (2,487)
 State                                   61                 2             (264)
 Foreign                                  -                 -                -
------------------------ ------------------ ----------------- ----------------
                                      1,285                38           (2,751)
------------------------ ------------------ ----------------- ----------------
  Total                              $7,372            $6,845           $2,748
======================== ================== ================= ================

The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective tax rate:


                                             2003          2002          2001
-------------------------------------------------------------------------------
Federal taxes at statutory rate              34.0%         34.0%         34.0%
State taxes, net of Federal tax benefit       1.1%          1.2%          0.5%
Contributed property and other                0.6%          0.4%         (0.1%)
-------------------------------------------------------------------------------
Effective tax rate                           35.7%         35.6%         34 4%
===============================================================================

            Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:


                                                December 27,    December 28,
 (in thousands)                                     2003            2002
--------------------------------- ---------------------- ----------------------
Assets:
    Inventories                                   $3,251                $ 3,557
    Accounts receivable                            2,833                  2,523
    Accrued expenses                               1,547                  1,780
--------------------------------- ---------------------- ----------------------
      Gross deferred tax assets                    7,631                  7,860
--------------------------------- ---------------------- ----------------------
Liabilities:
    Depreciation                                     106                    274
    Goodwill                                       4,664                  3,440
--------------------------------- ---------------------- ----------------------
      Gross deferred tax liabilities               4,770                  3,714
--------------------------------- ---------------------- ----------------------
    Net deferred tax assets                       $2,861                 $4,146
================================= ====================== ======================

 12. Business Segments

            In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that its business comprises a single reportable operation segment, namely, the sale of replacement parts for the automotive aftermarket.

            During 2003 and 2002, two customers each accounted for more than 10% of net sales and in the aggregate accounted for 31% and 36% of net sales, respectively. During 2001, one customer accounted for approximately 24% of net sales. Net sales to countries outside the US, primarily to Western Europe and Canada in 2003, 2002 and 2001 were $20.7 million, $22.9 million and $19.9 million, respectively.

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

            Facility Expansion Costs. In December 2003, the Company announced its intention to add 77,200 square feet to its central distribution center in Warsaw, Kentucky by July 2004. The total estimated cost of the addition and enhancements to the warehouse space is expected to be approximately $2.8 million. The Company has commitments totaling $600,000 under contracts for a portion of the construction costs as of December 27, 2003 that are not reflected in the consolidated financial statements.

 14.  Capital Stock

            Undesignated Stock. The Company has 75,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by the Board of Directors.

            Incentive Stock Option Plan. Effective May 18, 2000 the Company amended and restated its Incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 1,172,500 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At December 27, 2003, options to acquire 208,081 shares were available for grant under the Plan.

            Transactions under the Plan for the three years ended December 27, 2003 were as follows:



                                                               Option Price          Weighted
                                            Shares               per Share       Average Price
--------------------------------------- ---------------- ------------------- -------------------
 Balance at December 30, 2000                  849,854          $ 1.00 - $ 12.63     $  6.17
     Granted                                   611,000           1.875 - 5.70           3.00
     Exercised                                     -                   -                   -
     Canceled                                 (656,425)           1.00 - 12.63          7.61
--------------------------------------- ---------------- ------------------- -------------------
 Balance at December 29, 2001                  804,429            1.00 - 9.625          2.59
     Granted                                    45,000                   8.00           8.00
     Exercised                                 (51,750)           1.00 - 3.00           2.71
     Canceled                                   (7,500)                  3.00           3.00
--------------------------------------- ---------------- ------------------- -------------------
 Balance at December 28, 2002                  790,179            1.00 - 9.625          2.89
     Granted                                   148,250           10.15 - 14.28         11.51
     Exercised                                (284,033)           1.00 - 9.625          2.62
     Canceled                                  ( 5,750)           3.00 - 8.00           6.07
--------------------------------------- ---------------- ------------------- -------------------
 Balance at December 27, 2003                  648,646          $ 1.00 - 14.28       $  4.96
--------------------------------------- ---------------- ------------------- -------------------
 Options exercisable at
 December 27, 2003                             457,196          $ 1.00 - $8.00       $  2.64
--------------------------------------- ---------------- ------------------- -------------------

The following table summarizes information concerning currently outstanding and exercisable options at December 27, 2003:

                                  Options Outstanding                            Options Exercisable
                    -----------------------------------------------       ---------------------------------
                                         Weighted-
                                         Average        Weighted-                              Weighted-
                                        Remaining        Average                                Average
 Range of                Numbers       Contractual      Exercise               Number          Exercise
Exercise Price        Outstanding      Life (years)       Price             Exercisable          Price
------------------  ---------------- ---------------- -------------       ----------------  ---------------
     $1.00 - $3.00       452,896            7.2           $2.52                447,596           $ 2.53
     $5.70 - $8.00        47,500            8.4           $7.75                  9,600           $ 7.52
   $10.15 - $14.28       148,250            9.6          $11.51                    -                -

            Employee Stock Purchase Plan. In March 1992, the Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Plan permits the granting of options to purchase up to 300,000 shares of common stock by the employees of the Company. In any given year, employees may purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expire on the last day of the fiscal year. During 2003, optionees had exercised rights to purchase 568 shares at prices from $7.64 to $11.64 per share for total net proceeds of $5,000.

            401(k) Retirement Plan. The Company maintains a defined contribution profit sharing and 401(k) plan covering substantially all of its employees as of December 27, 2003. Annual contributions under the plan are determined by the Board of Directors of the Company. Consolidated expense related to the plan was $1,121,000, $856,000, and $957,000 in fiscal 2003, 2002 and 2001, respectively.

 15.  Accounting Pronouncements

            In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal of Activities." The statement has been applied prospectively to exit or disposal activities initiated after December 28, 2002. The initial adoption of this pronouncement did not have a material effect on the consolidated statement of operations for the year ended December 27, 2003.

            In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the estimate of the market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports.

            In December 2003, the FASB issued Revised Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of Account Research Bulletin No. 51." FIN No. 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN No. 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. Since the Company does not have any variable interests in variable interest entities, the adoption of FIN No. 46 did not have any effect on the Company's consolidated financial condition or results of operations.

 Supplementary Financial Information

 Quarterly Results of Operations (Unaudited):

            The following is a summary of the unaudited quarterly results of operations for the fiscal years ended December 27, 2003 and December 28, 2002:


 (in thousands, except per     First            Second                Third           Fourth
share amounts)                 Quarter         Quarter (a)           Quarter          Quarter
----------------------------- ---------------- ----------------- --- --------------- -----------------
                                                                2003
                              ------------------------------------------------------------------------
 Net sales                       $50,272           $58,068             $58,183           $55,560
 Income from operations            4,338             6,372               6,610             6,732
 Net income                        2,225             3,525               3,717             3,837
 Diluted earnings  per share        0.25              0.39                0.41              0.42
                                                                2002
                              ------------------------------------------------------------------------
 Net sales                       $51,080           $55,455             $53,889           $55,100
 Income from operations            4,321             7,543               4,962             6,307
 Net income                        2,147             4,115               2,608             3,487
 Diluted earnings per share         0.24              0.46                0.29              0.39

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

            Andersen's report on the company's audited financial statements for the year ended December 29, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

            During the year ended December 29, 2001, and the interim period between December 29, 2001 and June 19, 2002, there were no disagreements between the Company and Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter in connection with its report on the Company's financial statements for those years. Also, during those two years and interim period, there were no reportable events as listed in Item 304(a) (1) (v) of Regulation S-K.

            The Company provided Andersen with a copy of the foregoing disclosure. Andersen's letter dated June 20, 2002, stating its agreement with such statements, was filed as Exhibit 16 to the Company's Form 8-K filed June 20, 2002, which is incorporated herein by reference.

            During the year ended December 29, 2001, and the interim period between December 29, 2001 and

June 19, 2002, the Company did not consult with KPMG regarding application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matter or reportable event listed in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

 Item 9A.  Controls and Procedures.

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

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.

            Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2004.

            Information concerning executive officers of the Company who are not also directors is presented in Item 4.1, Part I of this Report on Form 10-K.

             The information required by Item 10 regarding audit committee financial expert disclosure is incorporated by reference from the information under the caption "Committees of the Board of Directors - Audit Committee" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2004.

            The Company has adopted a written code of ethics, "Our Values and Standards of Business Conduct," which is applicable to all Company directors, officers and employees, including the Company"s chief executive officer, chief financial officer, and principal accounting officer and controller and other executive officers identified pursuant to this Item 10 (collectively, the "Selected Officers"). In accordance with the Commission's rules and regulations a copy of the code is being filed as an exhibit to the this Form 10-K and is posted on our website. The Company intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.rbinc.com.


 Item 11. Executive Compensation.

            Incorporated by reference to the section entitled "Executive Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2004.


 Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2004.

 Equity Compensation Plan Information

        The following table details information regarding the Company's existing equity compensation plans as of December 27, 2003:


                                                                                         (c)
                                                                                Number of securities
                                         (a)                                   remaining available for
                                 Number of securities           (b)              future issuance under
                                  to be issued upon      Weighted-average        equity compensation
                               exercise of outstanding  exercise price of          plans (excluding
         Plan Category          options, warrants and  outstanding options,     securities reflected in
                                       rights          warrants and rights           column (a))
------------------------------  ---------------------- ---------------------   ------------------------
 Equity compensation plans
approved by security holders              648,646                $4.96                  208,081

 Equity compensation plans not
approved by security holders                 -                     -                        -

                               ----------------------- -------------------- ------------------------
 Total                                    648,646                $4.96                  208,081
                               ======================= ==================== ========================


 Item 13. Certain Relationships and Related Transactions.

        Incorporated by reference to the section entitled "Executive Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2004.

 Item 14.  Principal Accountant Fees and Services.

        Incorporated by reference to the section entitled "Independent Auditors Fees" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 20, 2004.

                                               PART IV

 Item 15. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

        (a)(1) Consolidated Financial Statements. The consolidated financial statements of the Company and related documents are listed in Item 8, Part II, of this Report on Form 10-K.

        Independent Auditors' Report

        Report of Independent Public Accountants

        Consolidated Statements of Operations for the years ended December 27, 2003, December 28, 2002 and December 29, 2001.

        Consolidated Balance Sheets as of December 27, 2003 and
        December 28, 2002.

        Consolidated Statements of Shareholders' Equity for the years ended December 27, 2003, December 28, 2002 and December 29, 2001.

        Consolidated Statements of Cash Flows for the years ended December 27, 2003, December 28, 2002 and December 29, 2001.

        Notes to Consolidated Financial Statements

        (a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Report on Form 10-K:

                                                                        Page

        Report of Independent Public Accountants on Financial
            Statement Schedule............................................45
            Schedule II - Valuation and Qualifying Accounts...............46

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
              Berman Real Estate Partnership, for premises located at 3400 East
              Walnut Street, Colmar, Pennsylvania.

 10.1.1(3)    Amendment to Lease, dated September 10, 1993, between the
              Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending
              10.1.

 10.1.2(5)    Assignment of Lease, dated February 24, 1997, between the
              Company, the Berman Real Estate Partnership and BREP 1, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania, assigning 10.1.

 10.1.3(8)    Amendment to Lease, dated April 1, 2002, between the Company and the BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

 10.3 (6)+    R&B, Inc. Amended and Restated Incentive Stock Plan.

 10.4 (2)+    R&B, Inc. 401(k) Retirement Plan and Trust.

 10.4.1 (7)+  Amendment No. 1 to the R&B, Inc. 401(k) Retirement Plan and Trust.

 10.5 (2)+    R&B, Inc. Employee Stock Purchase Plan.

 21           Subsidiaries of the Company (filed with this report)

 23           Consent of KPMG LLP (filed with this report)

 31.1 Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

 31.2 Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

 32 Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

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


        (b) Reports on Form 8-K.

               The Company furnished a report on Form 8-K on February 19, 2004 that included the Company's press release dated February 13, 2004 reporting fourth quarter and full year results of fiscal year 2003.

                                            SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          R&B, Inc.

Date: March 16, 2004      By:   \s\ Richard N. Berman
                          ---------------------------------------------------
                               Richard N. Berman, Chairman, President
                               and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature              Capacity                      Date

  \s\ Richard N. Berman        President, Chief Executive    March 16, 2004
 ----------------------
    Richard N. Berman          Officer, and Chairman of the
                               Board of Directors
                               (principal executive officer)

  \s\ Mathias J. Barton        Chief Financial Officer       March 16, 2004
 ----------------------
    Mathias J. Barton          (principal financial and
                               accounting officer)

  \s\ Steven L. Berman         Executive Vice President,     March 16, 2004
  --------------------
    Steven L. Berman           Secretary-Treasurer, and
                               Director

  \s\ George L. Bernstein      Director                      March 16, 2004
 ------------------------
    George L. Bernstein

  \s\ John F. Creamer, Jr.     Director                      March 16, 2004
 -------------------------
    John F. Creamer, Jr.

  \s\ Paul R. Lederer          Director                      March 16, 2004
  -------------------
    Paul R. Lederer

  \s\ Edgar W. Levin           Director                      March 16, 2004
 --------------------
    Edgar W. Levin

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



                      SCHEDULE II: Valuation and Qualifying Accounts

 (in thousands)                                         For the Year Ended
-------------------------------------- ----------------------------------------------------
                                          December 27,      December 28,     December 29,
                                              2003              2002             2001
                                       ----------------- ----------------- ----------------
 Allowance for doubtful accounts:
     Balance, beginning of period           $     1,337           $   901             $836
      Provision                                     504               737            1,118
      Charge-offs                                  (650)            ( 301)          (1,053)
-------------------------------------- ----------------- ----------------- ----------------
      Balance, end of period                $     1,191         $   1,337          $   901
====================================== ================= ================= ================
 Allowance for customer credits:
      Balance, beginning of period          $    16,517          $ 14,209          $ 9,498
      Provision                                  37,136            35,769           29,742
      Charge-offs                               (37,123)          (33,461)         (25,031)
-------------------------------------- ----------------- ----------------- ----------------
      Balance, end of period                $    16,530           $16,517         $ 14,209
====================================== ================= ================= ================
 Restructuring reserves:
      Balance, beginning of period          $         -           $     -        $   3,380
      Provision                                       -                 -                -
      Charge-offs                                     -                 -           (3,155)
      Reversal of excess charge                       -                 -             (225)
-------------------------------------- ----------------- ----------------- ----------------
      Balance, end of period                 $        -           $     -         $      -
====================================== ================= ================= ================