Form 10-Q
period 2004-03-27
R & B INC
filed 2004-05-10
CIK 868780

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

                         For the quarterly period ended March 27, 2004

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

As of May 7, 2004 the Registrant had 8,819,714 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                         R & B, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                March 27, 2004


                                                                          Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Operations:
                   Thirteen Weeks Ended March 27, 2004 and
                   March 29, 2003 ....................................     3

               Balance Sheets.........................................     4

               Statements of Cash Flows.............................       5

               Notes to Consolidated Financial Statements...........       6

        Item 2.Management's Discussion and
                   Analysis of Results of Operations and
                   Financial Condition..............................       9

        Item 3.Quantitative and Qualitative Disclosure
                   about Market Risk ...............................      12

        Item 4.Controls and Procedures..............................      12

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................      13

        Item 6.Exhibits and Reports on Form 8-K.....................      13

        Signature . . . . . . . ....................................      14

                                  PART I.  FINANCIAL INFORMATION

                            ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                    R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)



                                                               For the Thirteen Weeks Ended
                                                              ------------------------------
                                                                   March 27,    March 29,
(in thousands, except per share data)                              2004           2003
--------------------------------------------------------------------------------------------
Net Sales                                                         $    56,005     $   50,272
Cost of goods sold                                                     35,390         31,674
--------------------------------------------------------------------------------------------
         Gross profit                                                  20,615         18,598
Selling, general and administrative expenses                           14,658         14,260
--------------------------------------------------------------------------------------------
         Income from operations                                         5,957          4,338
Interest expense, net of interest income of  $54 and $57                  761            891
--------------------------------------------------------------------------------------------
         Income before taxes                                            5,196          3,447
Provision for taxes                                                     1,878          1,222
--------------------------------------------------------------------------------------------
         Net Income                                               $     3,318    $     2,225
============================================================================================
Earnings Per Share:
        Basic                                                           $0.38          $0.26
        Diluted                                                          0.36           0.25
============================================================================================
Average Shares Outstanding:
        Basic                                                           8,781          8,521
        Diluted                                                         9,156          8,981



                   See accompanying notes to consolidated financial statements.

                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                        March 27,       December 27,
 (in thousands, except share data)                         2004              2003
--------------------------------------------------- ----------------- -----------------
Assets                                                 (unaudited)
Current Assets:
   Cash and cash equivalents                               $   10,250      $     15,177
   Short-term investments                                       9,460             9,905
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $18,895 and $17,721      51,312            44,127
  Inventories                                                  50,601            51,170
  Deferred income taxes                                         7,512             7,493
  Prepaids and other current assets                             1,315             1,356
--------------------------------------------------- ----------------- -----------------
     Total current assets                                     130,450           129,228
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             18,264            17,590
Goodwill                                                       28,982            29,125
Other Assets                                                      610               663
--------------------------------------------------- ----------------- -----------------
      Total                                                  $178,306          $176,606
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                        $    9,038       $     8,571
  Accounts payable                                             10,132            10,029
  Accrued compensation                                          4,559             7,379
  Other accrued liabilities                                     6,138             4,797
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  29,867            30,776
Long-Term Debt                                                 34,759            35,213
Deferred Income Taxes                                           4,934             4,632
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 8,811,190 and 8,762,994 shares        88                88
   Additional paid-in capital                                  34,065            33,950
   Cumulative translation adjustments                           1,476             2,148
   Retained earnings                                           73,117            69,799
   Total shareholders' equity                                 108,746           105,985
--------------------------------------------------- ----------------- -----------------
      Total                                                  $178,306          $176,606
=================================================== ================= =================

                   See accompanying notes to consolidated financial statements.

                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)


                                                                     For the Thirteen Weeks Ended
                                                                  -----------------------------------
                                                                     March 27,         March 29,
(in thousands)                                                          2004              2003
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Operating Activities:
Net income                                                              $   3,318        $      2,225
Adjustments to reconcile net income to cash used in
   operating activities:
   Depreciation and amortization                                            1,080               1,192
   Provision for doubtful accounts                                            143                 134
   Provision for deferred income tax                                          283                 564
   Provision for non-cash stock compensation                                    -                  14
Changes in assets and liabilities:
    Accounts receivable                                                    (7,530)                287
    Inventories                                                               242              (4,414)
    Prepaids and other                                                         53                (292)
    Accounts payable                                                          180               1,288
    Other accrued liabilities                                              (1,421)             (2,169)
----------------------------------------------------------------  --------------- -------------------
       Cash used in operating activities                                   (3,652)             (1,171)
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                 (1,762)               (885)
   Purchases of short-term investments                                     (4,805)             (3,817)
   Proceeds from maturities of short-term investments                       5,250               7,050
----------------------------------------------------------------  --------------- -------------------
      Cash (used in) provided by  investing activities                     (1,317)              2,348
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Financing Activities:
   Repayment of term loans and capitalized lease obligations                    -                (285)
   Proceeds from common stock issuances                                        42                 180
----------------------------------------------------------------  --------------- -------------------
       Cash provided by (used in) financing activities                         42                (105)
----------------------------------------------------------------  --------------- -------------------
Net (Decrease) Increase in Cash and Cash Equivalents                       (4,927)              1,072
Cash and Cash Equivalents, Beginning of Period                             15,177               5,169
----------------------------------------------------------------  --------------- -------------------
Cash and Cash Equivalents, End of Period                              $    10,250         $     6,241
================================================================  =============== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                     $      790        $        919
    Cash paid for income taxes                                         $      207        $         329

                   See accompanying notes to consolidated financial statements.

                               R&B, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2004 AND MARCH 29, 2003 (UNAUDITED)

1.       Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 27, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 27, 2003.

2.        Sales of Accounts Receivable

        During 2003, the Company entered into a customer-sponsored program administered by an unrelated financial institution that permits the Company to sell, without recourse, certain accounts receivable at discounted rates to the financial institution. The Company does not retain any servicing requirements for these accounts receivable. Transactions under this agreement are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Account for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement 125." The Company had sold accounts receivable under this agreement of $3.4 million and $2.0 million at March 27, 2004 and December 27, 2003, respectively.

3.      Inventories

     Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                       March 27,     December 27,
(in thousands)           2004            2003
------------------- --------------- ---------------
Bulk product                $20,986         $22,365
Finished product             26,814          25,906
Packaging materials           2,801           2,899
------------------- --------------- ---------------
Total                       $50,601         $51,170
=================== =============== ===============


4.   Earnings Per Share

     The following table sets forth the computation of basic earnings per share and diluted earnings per share for the thirteen week periods ended March 27, 2004 and March 29, 2003.

                                                     Thirteen Weeks Ended
                                              ---------------------------------
                                                 March 27,         March 29,
(in thousands, except per share data)              2004             2003
--------------------------------------------- ------------- --- ------------- -
Numerator:
     Net income .............................    $ 3,318         $  2,225
Denominator:
     Weighted average shares outstanding
     used in basic earnings per
    share calculation                              8,781            8,521

     Effect of dilutive stock options.......         375              460
                                              ------------- --- ------------- -

                                                   Thirteen Weeks Ended
                                              ------------------------------- -
                                                March 27,         March 29,
(in thousands, except per share data              2004               2003
--------------------------------------------  --------------    ---------------
     Adjusted weighted average shares outstanding
          diluted earnings per share.........      9,156            8,981
                                              ============= === ============= =
Basic earnings per share.....................    $  0.38          $  0.26
                                              ============= === ============= =
Diluted earnings per share...................    $  0.36          $  0.25
                                              ============= === ============= =


5.     Stock-Based Compensation

     Effective May 18, 2000 the Company amended and restated its incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 1,172,500 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At March 27, 2004, options to acquire 214,177 shares were available for grant under the Plan.

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


                                                         Thirteen Weeks Ended
------------------------------------------------ ------------------------------------
 (in thousands, except per share data)               March 27,          March 29,
                                                       2004               2003
------------------------------------------------ -----------------  -----------------
Net income:
    Net income, as reported                         $    3,318        $     2,225
    Add: Stock-based employee compensation expense,
    net of related tax effects, included in the
    determination of net income, as reported               -                    9

    Less: Stock-based employee compensation expense,
    net of related tax effects, determined under fair value
    based method for all awards                            (35)               (11)
------------------------------------------------ ----------------  ------------------
     Net income, pro forma                         $     3,283        $     2,223
------------------------------------------------ -----------------  -----------------
Earnings per share:
        Basic - as reported                         $     0.38        $      0.26
        Basic - pro forma                           $     0.37        $      0.26
        Diluted - as reported                       $     0.36        $      0.25
        Diluted - pro forma                         $     0.36        $      0.25


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                       2004               2003
                                                       ----               ----
Expected dividend yield                                 0%                 0%
Expected stock price volatility                         51%                53%
Risk-free interest rate                                 3.7%              3.3%
Expected life of option                              7.5 years         7.5 years


6.      Related-Party Transactions

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

7.      New Accounting Pronouncements

      In December 2003, the FASB issued Revised Interpretation FIN No. 46, "Consolidation of Variable Interest Entities - an interpretation of Accounting Research Bulletin No. 51." FIN No. 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation. FIN No. 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. Since the Company does not have any interests in variable interest entities, the adoption of FIN No. 46 did not have any effect on the Company's consolidated financial condition or results of operations.

                                   R&B, INC. AND SUBSIDIARIES

                   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                              CONDITION AND RESULTS OF OPERATIONS
Executive Summary

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

Results of Operations

    The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:


                                              Percentage of Net Sales
                                         ---------------------------------
                                            For the Thirteen Weeks Ended
                                         ---------------------------------
                                            March 27,        March 29,
                                               2004             2003
---------------------------------------- ---------------- ----------------
Net Sales                                          100.0%           100.0%
Cost of goods sold                                  63.2%            63.0%
---------------------------------------- ---------------- ----------------
Gross profit                                        36.8%            37.0%
Selling, general and administrative expenses        26.2%            28.4%
---------------------------------------- ---------------- ----------------
Income from operations                              10.6%             8.6%
Interest expense, net                                1.3%             1.7%
---------------------------------------- ---------------- ----------------
Income before taxes                                  9.3%             6.9%
Provision for taxes                                  3.4%             2.5%
---------------------------------------- ---------------- ----------------
Net Income                                           5.9%              4.4%
======================================== ================ ================

Thirteen Weeks Ended March 27, 2004 Compared to
Thirteen Weeks Ended March 29, 2003

        Net sales increased 11% to $56.0 million for the thirteen weeks ended March 27, 2004 from $50.3 million for the same period in 2003. Sales volume in 2004 increased as a result of continued sales growth from products introduced within the last twelve months, shipments to a new customer for the Company's Pik-A-Nut home hardware business and a lower sales level in the first quarter of 2003 due to inventory reduction initiatives by certain customers. The favorable effects of foreign currency exchange resulted in a 2% year over year increase in sales.

        Cost of goods sold, as a percentage of sales, increased slightly to 63.2% for the thirteen weeks ended March 27, 2004 from 63.0% in the same period last year. The increase in cost of goods sold is primarily the result of higher sales credits from customer returns.

        Selling, general and administrative expenses for the thirteen weeks ended March 27, 2004 increased $0.4 million, or 3%, to $14.7 million from $14.3 million for the same period in 2003. This increase as a percentage of sales is less than the 11% sales increase in the first quarter as the benefits of several cost savings initiatives offset the additional costs incurred as a result of inflationary cost increases and the higher sales levels.

        Interest expense, net, decreased to $0.8 million for the thirteen weeks ended March 27, 2004 from $0.9 million in the prior year due to lowering borrowing levels. In August 2003 the Company made the second of seven annual installment payments of $8.6 million due under the terms of its Senior Note Agreements.

        The Company's effective tax rate increased to 36.1% for the thirteen weeks ended March 27, 2004 from 35.5% for the thirteen weeks ended March 29, 2003 due to the impact of higher graduated tax rates associated with the Company's higher earnings levels.

Liquidity and Capital Resources

       Historically, the Company has financed its growth through a combination of cash flow from operations and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. At March 27, 2004, working capital was $100.6 million, total long-term debt (including the current portion) was $43.8 million and shareholders' equity was $108.7 million. Cash and short-term investments as of March 27, 2004 totaled $19.7 million.

       Over the past two years the Company has extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. The Company participates in a customer-sponsored program administered by an unrelated financial institution that permits the Company to sell, without recourse, certain accounts receivable at discounted rates to the financial institution to offset the negative cash flow impact of the payment terms extensions. The Company had sold accounts receivable under this agreement of $3.4 million and $2.0 million at March 27, 2004 and December 27, 2003, respectively. The Company expects continued pressure to extend its payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased interest costs.

       In December 2003, the Company announced its intention to add 77,200 square feet in warehouse space to its central distribution center in Warsaw, Kentucky by July, 2004. The total estimated cost of the addition and fit out of the warehouse space is expected to be approximately $2.8 million, of which $0.3 had been spent and is included in Property, Plant and Equipment as of March 27, 2004.

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

       In March 2004, the Company amended its Revolving Credit Facility. The amended facility expires in June 2005. The March 2004 amendment reduced the total credit facility from $10.0 million to $5.0 million. The size of the facility was reduced to decrease overall borrowing costs. Borrowings under the amended facility are on an unsecured basis with interest at LIBOR plus 150 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. In addition, the Company's Swedish subsidiary maintains a short-term $0.7 million credit facility. There were no borrowings under either facility as of March 27, 2004.

       The Company amended certain agreements related to its 1998 acquisition of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech") during 2001. As a result of this transaction, the Company purchased and canceled 250,000 shares of its common stock issued in connection with the acquisition and canceled the earn out provisions of the acquisition agreement in exchange for consideration of $3.2 million to be paid by the Company in installments through December 2005. The aggregate amount outstanding under this obligation was $0.9 million at March 27, 2004.

       The Company reported a net use of cash flow from its operating activities of $3.7 million in the three months ended March 27, 2004. The primary use of cash flow was accounts receivable, which increased $7.5 million during the quarter. Accounts receivable grew as a result of higher sales and the impact of the continuing trend towards longer payment terms to certain customers. Cash flow was also used to reduce other accrued liabilities by $1.4 million as a result of the Company's funding of employee profit sharing and incentive payments earned in the prior year, but paid in the first quarter of 2004. Net income and depreciation were the primary sources of operating cash flow in the quarter.

       Investing activities used $1.3 million of cash in the three months ended March 27, 2004. The Company purchases highly liquid corporate and government bonds with maturities from three months to one year to take advantage of higher earnings rates on these investments. These investments have been classified as short-term investments as required by generally accepted accounting principles. As a result of this decision, the Company reported a net source of cash of $0.4 million during the period. Additions to property, plant and equipment required $1.8 million of cash in the first quarter of 2004. The capital additions are the result of the addition of 77,200 square feet in warehouse space to the Company's central distribution center in Warsaw, Kentucky as well as upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements.

       Financing activities generated $0.1 million in cash in the three months ended March 27, 2004 as a result of common stock issued upon the exercise of stock options.

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

Cautionary Statement Regarding Forward Looking Statements


       Certain statements periodically made by or on behalf of the Company and certain statements contained herein including statements in Management's Discussion and Analysis of Financial Condition and Results of Operation, such as statements regarding litigation; and certain other statements contained herein regarding matters that are not historical fact are forward looking statements (as such term is defined in the Securities Act of 1933), and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that cause actual results to differ materially include but are not limited to those factors discussed in the Company's Annual Report on Form 10-K under "Business - Risk Factors."

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

       The Company may occasionally use derivative financial instruments, consisting of foreign currency forward purchase and sales contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange. Its primary exposure to changes in foreign currency rates results from changes in exchange rates on certain third- party trade receivables and payables of the Company's Swedish subsidiary. There were no forward purchase or sales contracts outstanding as of March 27, 2004.

Item 4.  Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls

        Within the 90 days prior to the date of this quarterly report, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls

       The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision- making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions

        Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

       In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this quarterly report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.






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


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

       31.1 Certification of Chief Executive Officer as required by S ection 302 of the Sarbanes-Oxley Act of 2002).

       31.2          Certification of Chief Financial Officer as required by
                     Section 302 of the Sarbanes-Oxley Act of 2002).

       32 Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002).


(b) Reports on Form 8-K

       The Company furnished a report on Form 8-K on April 30, 2004 that included the Company's press release dated April 30, 2004 reporting first quarter results of fiscal year 2004.

                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          R & B, INC.


Date   May 10, 2004                       \s\ Richard Berman
    ----------------                      -------------------------
                                          Richard Berman
                                          President and Chief Executive Officer




Date   May 10, 2004                       \s\ Mathias Barton
    ----------------                      --------------------------
                                          Mathias Barton
                                          Chief Financial Officer and
                                          Principal Accounting Officer