Form 10-Q
period 2004-06-26
R & B INC
filed 2004-07-30
CIK 868780

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

                         For the quarterly period ended June 26, 2004

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

As of July 29, 2004 the Registrant had 8,850,663 common shares, $.01 par value, outstanding.

--------------------------------------------------------------------------------

                                   R & B, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                           June 26, 2004


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Operations:
                  Thirteen Weeks Ended June 26, 2004 and June 28, 2003.... 3
                  Twenty-six Weeks Ended June 26, 2004 and June 28, 2003.. 4

                       Balance Sheets...............................       5

               Statements of Cash Flows.............................       6

               Notes to Consolidated Financial Statements...........       7

        Item 2.Management's Discussion and
                   Analysis of Results of Operations and
                   Financial Condition...............................      10

        Item 3.Quantitative and Qualitative Disclosure about Market Risk.. 13

        Item 4.Controls and Procedures...............................      14

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................       15

        Item 6.Exhibits and Reports on Form 8-K.....................       15

        Signatures . . . . . . . ...................................       16

                                  PART I . FINANCIAL INFORMATION

                            ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                    R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)



                                                               For the Thirteen Weeks Ended
                                                              ------------------------------
                                                                   June 26,      June 28,
(in thousands, except per share data)                               2004          2003
--------------------------------------------------------------------------------------------
Net Sales                                                         $    64,277     $   58,068
Cost of goods sold                                                     39,317         36,885
--------------------------------------------------------------------------------------------
         Gross profit                                                  24,960         21,183
Selling, general and administrative expenses                           15,846         14,811
--------------------------------------------------------------------------------------------
         Income from operations                                         9,114          6,372
Interest expense, net of interest income of  $23 and $58                  769            884
--------------------------------------------------------------------------------------------
         Income before taxes                                            8,345          5,488
Provision for taxes                                                     3,028          1,963
--------------------------------------------------------------------------------------------
         Net Income                                               $     5,317    $     3,525
============================================================================================
Earnings Per Share:
        Basic                                                           $0.60          $0.41
        Diluted                                                          0.58           0.39
============================================================================================
Average Shares Outstanding:
        Basic                                                           8,845          8,627
        Diluted                                                         9,194          9,033



                   See accompanying notes to consolidated financial statements.

                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (unaudited)



                                                              For the Twenty-six Weeks Ended
                                                              ------------------------------
                                                                   June 26,      June 28,
(in thousands, except per share data)                               2004          2003
--------------------------------------------------------------------------------------------
Net Sales                                                        $    120,282      $ 108,340
Cost of goods sold                                                     74,707         68,559
--------------------------------------------------------------------------------------------
         Gross profit                                                  45,575         39,781
Selling, general and administrative expenses                           30,504         29,071
--------------------------------------------------------------------------------------------
         Income from operations                                        15,071         10,710
Interest expense, net of interest income of  $77 and $115               1,530          1,775
--------------------------------------------------------------------------------------------
         Income before taxes                                           13,541          8,935
Provision for taxes                                                     4,906          3,185
--------------------------------------------------------------------------------------------
         Net Income                                               $     8,635    $     5,750
============================================================================================
Earnings Per Share:
        Basic                                                           $0.98          $0.67
        Diluted                                                          0.94           0.64
============================================================================================
Average Shares Outstanding:
        Basic                                                           8,804          8,564
        Diluted                                                         9,162          8,996




                    See accompanying notes to consolidated financial statements.

                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                             June 26,     December 27,
 (in thousands, except share data)                             2004           2003
--------------------------------------------------------- -------------- --------------
Assets                                                       (unaudited)
Current Assets:
   Cash and cash equivalents                                 $    12,886   $     15,177
   Short-term investments                                          5,002          9,905
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $20,987 and $17,721         62,267         44,127
  Inventories                                                     51,339         51,170
  Deferred income taxes                                            7,494          7,493
  Prepaids and other current assets                                1,806          1,356
--------------------------------------------------------- -------------- --------------
     Total current assets                                        140,794        129,228
--------------------------------------------------------- -------------- --------------
Property, Plant and Equipment, net                                20,562         17,590
Goodwill                                                          29,026         29,125
Other Assets                                                         575            663
--------------------------------------------------------- -------------- --------------
      Total                                                     $190,957       $176,606
========================================================= ============== ==============

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                             $  9,049     $    8,571
  Accounts payable                                                14,621         10,029
  Accrued compensation                                             6,399          7,379
  Other accrued liabilities                                        6,342          4,797
--------------------------------------------------------- -------------- --------------
    Total current liabilities                                     36,411         30,776
Long-Term Debt                                                    34,759         35,213
Deferred Income Taxes                                              5,237          4,632
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized 25,000,000 shares;
   issued and outstanding 8,850,613 and 8,762,994 shares              89             88
   Additional paid-in capital                                     34,351         33,950
   Cumulative translation adjustments                              1,676          2,148
   Retained earnings                                              78,434         69,799
   Total shareholders' equity                                    114,550        105,985
--------------------------------------------------------- -------------- --------------
      Total                                                     $190,957       $176,606
========================================================= ============== ==============

                   See accompanying notes to consolidated financial statements.

                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)


                                                                    For the Twenty-six Weeks Ended
                                                                  -----------------------------------
                                                                     June 26,          June 28,
(in thousands)                                                          2004              2003
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Operating Activities:
Net income                                                             $    8,635         $     5,750
Adjustments to reconcile net income to cash (used in) provided by operating activities:
   Depreciation and amortization                                            2,235               2,419
   Provision for doubtful accounts                                            295                 288
   Provision for deferred income tax                                          604                 875
   Provision for non-cash stock compensation                                    -                  21
Changes in assets and liabilities:
    Accounts receivable                                                   (18,556)             (4,832)
    Inventories                                                              (385)             (4,411)
    Prepaids and other                                                       (394)             (1,044)
    Accounts payable                                                        4,623                 616
    Other accrued liabilities                                                 820                 379
----------------------------------------------------------------  --------------- -------------------
       Cash (used in) provided by operating activities                     (2,123)                 61
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                 (5,212)             (2,303)
   Purchases of short-term investments                                     (4,821)             (5,862)
   Proceeds from maturities of short-term investments                       9,724              12,342

----------------------------------------------------------------  --------------- -------------------
      Cash (used in) provided by investing activities                        (309)              4,177
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Financing Activities:
   Repayment of term loans and capitalized lease obligations                    -                (580)
   Proceeds from common stock issuances                                       141                 157
----------------------------------------------------------------  --------------- -------------------
       Cash provided by (used in) financing activities                        141                (423)
----------------------------------------------------------------  --------------- -------------------
Net (Decrease) Increase in Cash and Cash Equivalents                       (2,291)              3,815
Cash and Cash Equivalents, Beginning of Period                             15,177               5,169
----------------------------------------------------------------  --------------- -------------------
Cash and Cash Equivalents, End of Period                               $   12,886         $     8,984
================================================================  =============== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                     $    1,597        $      1,921
    Cash paid for income taxes                                         $    2,730        $      1,366

                   See accompanying notes to consolidated financial statements.

                             R&B, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 2004 AND JUNE 28, 2003 (UNAUDITED)

1.       Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 26, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2004. The Company may experience significant fluctuations from quarter to quarter in its results of operations due to the timing of orders placed by the Company's customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 27, 2003.

2.  Sales of Accounts Receivable

     During 2003 and 2004, the Company entered into two customer sponsored programs administered by unrelated financial institutions that permit the Company to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. The Company does not retain any servicing requirements for these accounts receivable. Transactions under this agreement are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Account for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125." The Company sold accounts receivable under these agreements totaling $8.4 million and $2.0 million for the periods ended June 26, 2004 and December 27, 2003, respectively.

3.      Inventories

     Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                       June 26,      December 27,
(in thousands)           2004            2003
------------------- --------------- ---------------
Bulk product                $22,095         $22,365
Finished product             26,577          25,906
Packaging materials           2,667           2,899
------------------- --------------- ---------------
Total                       $51,339         $51,170
=================== =============== ===============

4.     Earnings Per Share

     The following table sets forth the computation of basic earnings per share and diluted earnings per share for the thirteen week and twenty-six week periods ended June 26, 2004 and June 28, 2003.

                                           Thirteen Weeks Ended    Twenty-six Weeks Ended
                                           --------------------------------------------------
                                            June 26,   June 28,    June 26,     June 28,
(in thousands, except per share data)         2004       2003       2004         2003
------------------------------------------ ----------- ----------- ----------- ----------
Numerator:
     Net income ..........................  $ 5,317     $3,525       $8,635       $ 5,750
Denominator:
     Weighted average shares outstanding      8,845      8,627        8,804         8,564




                                           Thirteen Weeks Ended    Twenty-six Weeks Ended
                                           --------------------------------------------------
                                            June 26,   June 28,    June 26,     June 28,
(in thousands, except per share data)         2004       2003       2004         2003
------------------------------------------ ----------- ----------- ----------- ----------
Effect of dilutive stock options..........     349         406         358          432
                                           ----------- ----------- ----------- ----------
     Adjusted weighted average shares
         outstanding for diluted
         earnings per share                  9,194       9,033       9,162        8,996
                                           =========== =========== =========== ==========
Basic earnings per share.................. $  0.60      $ 0.41     $  0.98      $  0.67
                                           =========== =========== =========== ==========
Diluted earnings per share................ $  0.58      $ 0.39     $  0.94      $  0.64
                                           =========== =========== =========== ==========


     Options to purchase 5,000 shares were outstanding at June 26, 2004, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive.

5.     Stock-Based Compensation

     Effective May 18, 2000 the Company amended and restated its Incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 1,172,500 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At June 26, 2004, options to acquire 210,152 shares were available for grant under the Plan.

     The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                                   Thirteen Weeks Ended    Twenty-six Weeks Ended
------------------------------------------------ ------------------------ -------------------------
                                                  June 26,     June 28,     June 26,     June 28,
(in thousands, except per share data)               2004         2003         2004         2003
------------------------------------------------ ----------- ------------ ------------ ------------
Net income:
    Net income, as reported                         $ 5,317       $ 3,525    $ 8,635   $ 5,750

   Add: Stock-based employee compensation expense,
   net of related tax effects, included in the
   determination of net income, as reported             -               4         -          13

   Less: Stock-based employee compensation expense,
   net of related tax effects, determined under
   fair value based method for all awards              ( 35)          (16)       (70)       (27)
---------------------------------------------------------------------------------------------------
   Net income, pro forma                            $ 5,282       $ 3,513  $   8,565   $   5,736
===================================================================================================
Earnings per share:
        Basic - as reported                         $   0.60     $    0.41   $   0.98  $    0.67
        Basic - pro forma                           $   0.60     $    0.41   $   0.97  $    0.67
        Diluted - as reported                       $   0.58     $    0.39   $   0.94  $    0.64
        Diluted - pro forma                         $   0.57     $    0.39   $   0.93  $    0.64


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                       2004             2003
                                                       ----             ----
Expected dividend yield                                 0%               0%
Expected stock price volatility                         50%              53%
Risk-free interest rate                                 3.7%            3.0%
Expected life of option                              7.5 years        7.5 years

6.      Related-Party Transactions

          The Company has entered into a noncanceable operating lease for its primary operating facility from a partnership in which the Company's Chief Executive Officer and Executive Vice President are partners.

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

                                    R&B, INC. AND SUBSIDIARIES

                    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                               CONDITION AND RESULTS OF OPERATIONS
Executive Summary

       The Company is a leading supplier of original equipment dealer "Exclusive" automotive replacement parts, fasteners and service line products to the automotive aftermarket and household hardware to the general merchandise markets. The Company's products are marketed under more than thirty proprietary brand names, through its Motormite, Dorman, Allparts, Scan-Tech, MPI and Pik-A-Nut businesses.

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

Results of Operations

       The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:

                                                         Percentage of Net Sales
                                        ---------------------------------------------------------
                                        For the Thirteen Weeks Ended  For theTwenty-six WeeksEnded
                                        ---------------------------------------------------------
                                           June 26,      June 28,      June 26,       June 28,
                                             2004          2003           2004          2003
--------------------------------------- -------------- ------------- -------------  -------------
Net Sales                                       100.0%        100.0%        100.0%         100.0%
Cost of goods sold                               61.2%         63.5%         62.1%          63.3%
--------------------------------------- -------------- ------------- -------------  -------------
Gross profit                                     38.8%         36.5%         37.9%          36.7%
Selling, general and administrative expenses     24.6%         25.5%         25.4%          26.8%
--------------------------------------- -------------- ------------- -------------  -------------
Income from operations                           14.2%         11.0%         12.5%           9.9%
Interest expense, net                             1.2%          1.5%          1.2%           1.7%
--------------------------------------- -------------- ------------- -------------  -------------
Income before taxes                              13.0%          9.5%         11.3%           8.2%
Provision for taxes                               4.7%          3.4%          4.1%           2.9%
--------------------------------------- -------------- ------------- -------------  -------------
Net Income                                        8.3%          6.1%          7.2%           5.3%
======================================= ============== ============= =============  =============

Thirteen Weeks Ended June 26, 2004 Compared to
Thirteen Weeks Ended June 28, 2003

        Net sales increased 11% to $64.3 million for the thirteen weeks ended June 26, 2004 from $58.1 million for the same period in 2003. Sales volume in 2004 increased as a result of continued sales growth from products introduced within the last twelve months and shipments of the Company's Pik-A-Nut home hardware product line to K-Mart, which became a customer in the third quarter of last year. The favorable effects of foreign currency exchange resulted in a 1% year over year increase in sales.

        Cost of goods sold, as a percentage of sales, decreased to 61.2% for the thirteen weeks ended June 26, 2004 from 63.5% in the same period last year. The decrease in cost of goods sold as a percentage of sales is the result of a shift in mix towards higher-margin product sales in 2004, cost reduction initiatives and a higher sales base over which to spread fixed overhead costs in the current year.

        Selling, general and administrative expenses for the thirteen weeks ended June 26, 2004 increased $1.0 million, or 7%, to $15.8 million from $14.8 million for the same period in 2003. This increase is primarily due to higher variable operating costs as a result of the 11% increase in sales in 2004, which were partially offset by savings from several cost reduction initiatives.

        Interest expense, net, decreased to $0.8 million for the thirteen weeks ended June 26, 2004 from $0.9 million in the prior year due to lower borrowing levels.

        The Company's effective tax rate increased to 36.3% for the thirteen weeks ended June 26, 2004 from 35.8% for the thirteen weeks ended June 28, 2003 due to the impact of higher graduated tax rates associated with the Company's higher earnings levels.

Twenty-six Weeks Ended June 26, 2004 Compared to
Twenty-six Weeks Ended June 28, 2003

        Net sales increased 11% to $120.3 million for the twenty-six weeks ended June 26, 2004 from $108.3 million for the same period in 2003. Sales volume in 2004 increased as a result of continued sales growth from products introduced within the last twelve months, shipments of the Company's Pik-A-Nut home hardware product line to K-Mart, which became a customer in the third quarter of last year, and a lower level of sales in the first quarter of 2003 due to inventory reduction initiatives by certain customers. The favorable effects of foreign currency exchange resulted in a 1% year over year increase in sales.

         Cost of goods sold, as a percentage of sales, decreased to 62.1% for the twenty-six weeks ended June 26, 2004 from 63.3% in the same period last year. The decrease in cost of goods sold is the result of a shift in mix towards higher- margin product sales in 2004, cost reduction initiatives and a higher sales base over which to spread fixed overhead costs in the current year.

         Selling, general and administrative expenses for the twenty-six weeks ended June 26, 2004 increased $1.4 million, or 5%, to $30.5 million from $29.1 million for the same period in 2003. This increase is primarily due to higher variable operating costs as a result of the 11% increase in sales in 2004, which were partially offset by savings from several cost reduction initiatives.

         Interest expense, net, decreased to $1.5 million for the twenty-six weeks ended June 26, 2004 from $1.8 million in the prior year due to lower borrowing levels.

         The Company's effective tax rate increased to 36.2% for the twenty-six weeks ended June 26, 2004 from 35.6% for the twenty-six weeks ended June 28, 2003 due to the impact of higher graduated tax rates associated with the Company's higher earnings levels.

Liquidity and Capital Resources

       Historically, the Company has financed its growth through a combination of cash flow from operations and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. At June 26, 2004, working capital was $104.4 million, total long-term debt (including the current portion) was $43.8 million and shareholders' equity was $114.6 million. Cash and short-term investments as of June 26, 2004, totaled $17.9 million.

       Over the past two years the Company has extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. The Company participates in customer-sponsored programs administered by unrelated financial institutions that permit the Company to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions to offset the negative cash flow impact of the payment terms extensions. The Company expects continued pressure to extend its payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased accounts receivable discounting costs.

       The Company also announced its decision to invest approximately $5.0 million to automate its recently-expanded central distribution facility in Warsaw, Kentucky. This initiative, which is expected to be completed shortly after year end, will also result in approximately $0.6 million in one-time start up and training costs, which are expected to be incurred in the second half of this year. Once completed, this project is expected to generate significant efficiency improvements and improved customer service capabilities for the Company's Dorman business. Total capital spending in 2004 is expected to be between $10.0 and $12.0 million as a result of the automation of the Warsaw facility, the 77,200 square foot expansion of the Warsaw facility, increased tooling costs for new products and other capital projects.

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

       In March 2004, the Company amended its Revolving Credit Facility. The amended facility expires in June 2005. The March 2004 amendment reduced the total credit facility from $10.0 million to $5.0 million. The size of the facility was reduced to decrease overall borrowing costs. Borrowings under the amended facility are on an unsecured basis with interest at LIBOR plus 150 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. In addition, the Company's Swedish subsidiary maintains a short-term $0.7 million credit facility. There were no borrowings under either facility as of June 26, 2004.

       The Company amended certain agreements related to its 1998 acquisition of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech") during 2001. As a result of this transaction, the Company purchased and canceled 250,000 shares of its common stock issued in connection with the acquisition and canceled the earn out provisions of the acquisition agreement in exchange for consideration of $3.2 million to be paid by the Company in installments through December 2005. The aggregate amount outstanding under this obligation was $0.9 million at June 26, 2004.

       The Company reported a net use of cash flow from its operating activities of $2.1 million in the six months ended June 26, 2004. The primary use of cash flow was accounts receivable, which increased $18.6 million. Accounts receivable grew as a result of higher sales and the impact of the continuing trend towards longer payment terms to certain customers. Net income, depreciation and a $4.6 million increase in accounts payable were the primary sources of operating cash flow in the quarter. The payables increase was primarily the result of the timing of payments to suppliers.

       Investing activities used $0.3 million of cash in the six months ended June 26, 2004. Additions to property, plant and equipment required $5.2 million of cash during the first six months of 2004. The capital additions are the result of the addition of 77,200 square feet in warehouse space to the Company's central distribution center in Warsaw, Kentucky, tooling costs associated with new products, upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements. The Company purchases highly liquid corporate and government bonds with maturities from six months to one year to take advantage of higher earnings rates on these investments. These investments have been classified as short-term investments as required by generally accepted accounting principles. The Company reported a net source of cash of $4.9 million during the period related to the net proceeds from investments.

       Financing activities generated $0.1 million in cash in the six months ended June 26, 2004 as a result of common stock issued upon the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

       The Company's market risk is the potential loss arising from adverse changes in interest rates. With the exception of the Company's revolving credit facility and its participation in customer-sponsored programs to sell accounts receivable, long-term debt obligations are at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Under the terms of the Company's revolving credit facility and customer- sponsored programs to sell accounts receivable, a change in either the lender's base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. The Company believes that the effect of any such change would be minimal. Short-term fixed income investments are subject to interest rate and credit risk. The Company believes that the negative effect of interest rate risk would be minimal as all investments have maturities of one year or less. The Company's investment portfolio consists solely of investment grade corporate and government securities to minimize credit risk.

       The Company may occasionally use derivative financial instruments, consisting of foreign currency forward purchase and sales contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange. Its primary exposure to changes in foreign currency rates results from changes in exchange rates on certain third-party trade receivables and payables of the Company's Swedish subsidiary. There were no forward purchase or sales contracts outstanding as of June 26, 2004.



Item 4.  Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls

         As of the date of this quarterly report, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

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

(a) Exhibits

        31.1          Certification of Chief Executive Officer as required by
                      Section 302 of the Sarbanes-Oxley Act of 2002).

        31.2          Certification of Chief Financial Officer as required by
                      Section 302 of the Sarbanes-Oxley Act of 2002).

        32 Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002).


(b) Reports on Form 8-K

        The Company furnished a report on Form 8-K on July 30, 2004 that included the Company's press release dated July 30, 2004 reporting second quarter results of fiscal year 2004.

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


                                         R & B, INC.


Date   July 30, 2004                     \s\ Richard Berman
    -----------------                    -------------------------
                                         Richard Berman
                                         President and Chief Executive Officer




Date July 30,  2004                      \s\ Mathias Barton
    ---------------                      --------------------------
                                         Mathias Barton
                                         Chief Financial Officer and
                                         Principal Accounting Officer