Form 10-Q
period 2004-09-25
R & B INC
filed 2004-11-08
CIK 868780

-------------------------------------------------------------------------------




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

                       For the quarterly period ended September 25, 2004

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

                                       -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes|_| No|X|

As of November 3, 2004 the Registrant had 8,893,577 common shares, $.01 par value, outstanding.

-------------------------------------------------------------------------------

                           R & B, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 25, 2004


                                                                        Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Operations:
                  Thirteen Weeks Ended September 25, 2004
                     and September 27, 2003 .........................    3

                  Thirty-nine Weeks Ended September 25, 2004
                     and September 27, 2003..........................    4

                       Balance Sheets...............................     5

               Statements of Cash Flows.............................     6

               Notes to Consolidated Financial Statements............    7

        Item 2.Management's Discussion and
                   Analysis of Results of Operations and
                   Financial Condition...............................   10

        Item 3.Quantitative and Qualitative Disclosure
                     about Market Risk ..............................   13

        Item 4.Controls and Procedures...............................   14

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................    15

        Item 6.Exhibits and Reports on Form 8-K.....................    15

        Signatures .................................................    16

                                  PART I . FINANCIAL INFORMATION

                            ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                    R&B, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (unaudited)



                                                               For the Thirteen Weeks Ended
                                                              ------------------------------
                                                                  September 25September 27,
(in thousands, except per share data)                               2004          2003
--------------------------------------------------------------------------------------------
Net Sales                                                         $    64,135     $   58,183
Cost of goods sold                                                     40,196         37,357
--------------------------------------------------------------------------------------------
         Gross profit                                                  23,939         20,826
Selling, general and administrative expenses                           16,315         14,216
--------------------------------------------------------------------------------------------
         Income from operations                                         7,624          6,610
Interest expense, net of interest income of  $15 and $35                  703            846
--------------------------------------------------------------------------------------------
         Income before taxes                                            6,921          5,764
Provision for taxes                                                     2,519          2,047
--------------------------------------------------------------------------------------------
         Net Income                                               $     4,402    $     3,717
============================================================================================
Earnings Per Share:
        Basic                                                           $0.50          $0.43
        Diluted                                                          0.48           0.41
============================================================================================
Average Shares Outstanding:
        Basic                                                           8,869          8,717
        Diluted                                                         9,188          9,098



                   See accompanying notes to consolidated financial statements.


                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (unaudited)



                                                              For the Thirty-nine Weeks Ended
                                                              ------------------------------
                                                                September 25, September 27,
(in thousands, except per share data)                               2004          2003
--------------------------------------------------------------------------------------------
Net Sales                                                        $    184,417      $ 166,523
Cost of goods sold                                                    114,903        105,916
--------------------------------------------------------------------------------------------
         Gross profit                                                  69,514         60,607
Selling, general and administrative expenses                           46,819         43,287
--------------------------------------------------------------------------------------------
         Income from operations                                        22,695         17,320
Interest expense, net of interest income of $92 and $150                2,233          2,621
--------------------------------------------------------------------------------------------
         Income before taxes                                           20,462         14,699
Provision for taxes                                                     7,425          5,232
--------------------------------------------------------------------------------------------
         Net Income                                               $    13,037    $     9,467
============================================================================================
Earnings Per Share:
        Basic                                                           $1.48          $1.10
        Diluted                                                          1.42           1.05
============================================================================================
Average Shares Outstanding:
        Basic                                                           8,826          8,610
        Diluted                                                         9,172          9,026




                    See accompanying notes to consolidated financial statements.

                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                          September 25,     December 27,
 (in thousands, except share data)                             2004             2003
-------------------------------------------------------  ---------------- ----------------
Assets                                                      (unaudited)
Current Assets:
   Cash and cash equivalents                                   $    8,293     $     15,177
   Short-term investments                                               -            9,905
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $21,923 and $17,721          57,982           44,127
  Inventories                                                      60,907           51,170
  Deferred income taxes                                             7,680            7,493
  Prepaids and other current assets                                 1,754            1,356
-------------------------------------------------------  ---------------- ----------------
     Total current assets                                         136,616          129,228
 -------------------------------------------------------  ---------------- ----------------
Property, Plant and Equipment, net                                 23,424           17,590
Goodwill                                                           29,090           29,125
Other Assets                                                          857              663
-------------------------------------------------------  ---------------- ----------------
      Total                                                      $189,987         $176,606
=======================================================  ================ ================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                             $   9,060       $    8,571
  Accounts payable                                                 16,188           10,029
  Accrued compensation                                              7,129            7,379
  Other accrued liabilities                                         6,193            4,797
-------------------------------------------------------  ---------------- ----------------
    Total current liabilities                                      38,570           30,776
-------------------------------------------------------  ---------------- ----------------
Long-Term Debt                                                     26,188           35,213
Deferred Income Taxes                                               5,744            4,632
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized 25,000,000 shares;
       issued and outstanding 8,884,733 and 8,762,994 shares           89               88
   Additional paid-in capital                                      34,584           33,950
   Cumulative translation adjustments                               1,976            2,148
   Retained earnings                                               82,836           69,799
-------------------------------------------------------  ---------------- ----------------
   Total shareholders' equity                                     119,485          105,985
-------------------------------------------------------  ---------------- ----------------
      Total                                                      $189,987         $176,606
=======================================================  ================ ================

                   See accompanying notes to consolidated financial statements.

                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)


                                                                    For the Thirty-nine Weeks Ended
                                                                  -----------------------------------
                                                                   September 25,     September 27,
(in thousands)                                                          2004              2003
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Operating Activities:
Net income                                                             $   13,037         $     9,467
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                            3,388               3,352
   Provision for doubtful accounts                                            220                 440
   Provision for deferred income tax                                          925                 441
   Provision for non-cash stock compensation                                    -                  21
Changes in assets and liabilities:
    Accounts receivable                                                   (14,112)             (2,581)
    Inventories                                                            (9,812)             (2,190)
    Prepaids and other                                                       (621)               (912)
    Accounts payable                                                        6,147                (123)
    Other accrued liabilities                                               1,609               1,405
----------------------------------------------------------------  --------------- -------------------
       Cash provided by operating activities                                  781               9,320
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                 (9,223)             (3,343)
   Purchases of short-term investments                                     (4,821)             (8,114)
   Proceeds from maturities of short-term investments                      14,726              14,598
----------------------------------------------------------------  --------------- -------------------
      Cash  provided by investing activities                                  682               3,141
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Financing Activities:
   Repayment of term loans and capitalized lease obligations               (8,571)             (9,241)
   Proceeds from common stock issuances                                       224                 402
----------------------------------------------------------------  --------------- -------------------
       Cash used in financing activities                                   (8,347)             (8,839)
----------------------------------------------------------------  --------------- -------------------
Net (Decrease) Increase in Cash and Cash Equivalents                       (6,884)              3,622
Cash and Cash Equivalents, Beginning of Period                             15,177               5,169
----------------------------------------------------------------  --------------- -------------------
Cash and Cash Equivalents, End of Period                               $    8,293         $     8,791
================================================================  =============== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                     $    2,324         $     2,822
    Cash paid for income taxes                                         $    5,997         $     2,538

                   See accompanying notes to consolidated financial statements.


                                   R&B, INC. AND SUBSIDIARIES

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2004 AND
                                SEPTEMBER 27, 2003 (UNAUDITED)

1.       Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 25, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2004. The Company may experience significant fluctuations from quarter to quarter in its results of operations due to the timing of orders placed by the Company's customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. For further information, refer to the financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 27, 2003.

2.  Sales of Accounts Receivable

      The Company entered into two customer sponsored programs administered by unrelated financial institutions that permit the Company to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. The Company does not retain any servicing requirements for these accounts receivable. Transactions under this agreement are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125." At September 25, 2004 and December 27, 2003, respectively, $15.6 million and $2.0 million of accounts receivable were sold and removed from the consolidated balance sheets.

3.      Inventories

     Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                     September 25,   December 27,
(in thousands)           2004            2003
------------------- --------------- ---------------
Bulk product                $26,919         $22,365
Finished product             30,908          25,906
Packaging materials           3,080           2,899
------------------- --------------- ---------------
Total                       $60,907         $51,170
=================== =============== ===============

4.   Earnings Per Share

     The following table sets forth the computation of basic earnings per share and diluted earnings per share for the thirteen week and thirty-nine week periods ended September 25, 2004 and September 27, 2003.

                                                   Thirteen Weeks Ended Thirty-nine Weeks Ended
                                         ----------------------------------------------------------------
                                          September 25,  September 27,  September  25,   September 27,
 (in thousands, except per share data)          2004           2003            2004           2003
---------------------------------------- --------------- -------------- --------------- --------------  -
Numerator:
     Net income .......................     $  4,402        $ 3,717         $ 13,037        $ 9,467
Denominator:
     Weighted average shares outstanding       8,869          8,717            8,826          8,610



                                                   Thirteen Weeks Ended Thirty-nine Weeks Ended
                                         ----------------------------------------------------------------
                                          September 25,  September 27,  September  25,   September 27,
 (in thousands, except per share data)          2004           2003            2004           2003
---------------------------------------- --------------- -------------- --------------- --------------  -
     Effect of dilutive stock options...         319           381             346              416
                                         --------------- -------------- --------------- --------------  -
     Adjusted weighted average shares
             outstanding for diluted
             earnings per share                9,188         9,098           9,172            9,026
                                         =============== ============== =============== ==============  =
Basic earnings per share................     $  0.50        $ 0.43          $ 1.48           $ 1.10
                                         =============== ============== =============== ==============  =
Diluted earnings per share..............     $  0.48        $ 0.41          $ 1.42           $ 1.05
                                         =============== ============== =============== ==============  =

5.     Stock-Based Compensation

     Effective May 18, 2000 the Company amended and restated its Incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 1,172,500 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At September 25, 2004, options to acquire 211,606 shares were available for grant under the Plan.

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


                                                   Thirteen Weeks Ended         Thirty-nine Weeks Ended
--------------------------------------------- ------------------------------ ------------------------------
                                              September 25,   September 27,  September 25,   September 27,
(in thousands, except per share data)              2004           2003            2004            2003
--------------------------------------------- -------------- --------------- --------------  --------------
Net income:
    Net income, as reported                      $ 4,402          $ 3,717       $ 13,037     $ 9,467

    Add: Stock-based employee compensation
    expense, net of related tax effects,
    included in the determination of net
    income, as reported                            -                -              -             13

    Less: Stock-based employee compensation
    expense, net of related tax effects,
    determined under fair value based
    method for all awards                          ( 35)             (25)          (105)          (52)

---------------------------------------------  ------------- --------------  -------------  ---------------
     Net income, pro forma                       $ 4,367          $ 3,692     $   12,932     $   9,428
--------------------------------------------- -------------- --------------- --------------  --------------
Earnings per share:
        Basic - as reported                      $   0.50        $    0.43      $   1.48     $    1.10
        Basic - pro forma                        $   0.49        $    0.42      $   1.47     $    1.10
        Diluted - as reported                    $   0.48        $    0.41      $   1.42     $    1.05
        Diluted - pro forma                      $   0.48        $    0.41      $   1.41     $    1.04

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                  2004               2003
                                                  ----               ----
Expected dividend yield                            0%                 0%
Expected stock price volatility                    50%                53%
Risk-free interest rate                            3.7%               3.4%
Expected life of option                         7.5 years          7.5 years

6.      Related-Party Transactions

          The Company has entered into a noncanceable operating lease for its primary operating facility with a partnership in which the Company's Chief Executive Officer and Executive Vice President are partners.

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

Results of Operations

       The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:


                                                           Percentage of Net Sales
                                       ---------------------------------------------------------------
                                        For the Thirteen Weeks Ended For the Thirty-nine Weeks Ended
                                       ---------------------------------------------------------------
                                        September 25,  September 27,   September 25,   September 27,
                                            2004            2003            2004            2003
-------------------------------------- --------------- --------------  -------------- ----------------
Net Sales                                       100.0%         100.0%          100.0%           100.0%
Cost of goods sold                               62.7%          64.2%           62.3%            63.6%
-------------------------------------- --------------- --------------  -------------- ----------------
Gross profit                                     37.3%          35.8%           37.7%            36.4%
Selling, general and administrative expenses     25.4%          24.4%           25.4%            26.0%
-------------------------------------- --------------- --------------  -------------- ----------------
Income from operations                           11.9%          11.4%           12.3%            10.4%
Interest expense, net                             1.1%           1.5%            1.2%             1.6%
-------------------------------------- --------------- --------------  -------------- ----------------
Income before taxes                              10.8%           9.9%           11.1%             8.8%
Provision for taxes                               3.9%           3.5%            4.0%             3.1%
-------------------------------------- --------------- --------------  -------------- ----------------
Net Income                                        6.9%           6.4%            7.1%             5.7%
====================================== =============== ==============  ============== ================

Thirteen Weeks Ended September 25, 2004 Compared to
Thirteen Weeks Ended September 27, 2003

        Net sales increased 10% to $64.1 million for the thirteen weeks ended September 25, 2004 from $58.2 million for the same period in 2003. Sales volume in 2004 increased as a result of continued sales growth from products introduced within the last twelve months. The favorable effects of foreign currency exchange resulted in a 1% year over year increase in sales.

        Cost of goods sold, as a percentage of sales, decreased to 62.7% for the thirteen weeks ended September 25, 2004 from 64.2% in the same period last year. The decrease in cost of goods sold as a percentage of sales is the result of a shift in mix towards higher-margin product sales in 2004, cost reduction initiatives and a higher sales base over which to spread fixed overhead costs in the current year. Results in the third quarter of 2004, however, were negatively impacted by approximately $0.7 million in incremental expediting costs to maintain satisfactory fill rates resulting from material shortages for certain items and higher than planned demand. The Company has taken steps to correct the problem, but expects to incur further costs in the fourth quarter.

        Selling, general and administrative expenses for the thirteen weeks ended September 25, 2004 increased $2.1 million, or 15%, to $16.3 million from $14.2 million for the same period in 2003. This increase is primarily due to higher variable operating costs as a result of the 10% increase in sales in 2004 and an increase in new product development costs.

        Interest expense, net, decreased to $0.7 million for the thirteen weeks ended September 25, 2004 from $0.8 million in the prior year due to lower borrowing levels.

        The Company's effective tax rate increased to 36.4% for the thirteen weeks ended September 25, 2004 from 35.5% for the thirteen weeks ended September 27, 2003 due to the impact of higher graduated tax rates associated with the Company's higher earnings levels.

Thirty-nine Weeks Ended September 25, 2004 Compared to
Thirty-nine Weeks Ended September 27, 2003

        Net sales increased 11% to $184.4 million for the thirty-nine weeks ended September 25, 2004 from $166.5 million for the same period in 2003. Sales volume in 2004 increased as a result of continued sales growth from products introduced within the last twelve months and shipments of the Company's Pik-A-Nut home hardware product line to K-Mart, which became a customer in the third quarter of last year. The favorable effects of foreign currency exchange resulted in a 1% year over year increase in sales.

         Cost of goods sold, as a percentage of sales, decreased to 62.3% for the thirty-nine weeks ended September 25, 2004 from 63.6% in the same period last year. The decrease in cost of goods sold is the result of a shift in mix towards higher-margin product sales in 2004, cost reduction initiatives and a higher sales base over which to spread fixed overhead costs in the current year.

         Selling, general and administrative expenses for the thirty-nine weeks ended September 25, 2004 increased $3.5 million, or 8%, to $46.8 million from $43.3 million for the same period in 2003. This increase is primarily due to higher variable operating costs as a result of the 11% increase in sales in 2004 and an increase in new product development costs.

         Interest expense, net, decreased to $2.2 million for the thirty-nine weeks ended September 25, 2004 from $2.6 million in the prior year due to lower borrowing levels.

         The Company's effective tax rate increased to 36.3% for the thirty-nine weeks ended September 25, 2004 from 35.6% for the thirty-nine weeks ended September 27, 2003 due to the impact of higher graduated tax rates associated with the Company's higher earnings levels.

Liquidity and Capital Resources

       Historically, the Company has financed its growth through a combination of cash flow from operations and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. At September 25, 2004, working capital was $98.0 million, total long-term debt (including the current portion) was $35.2 million and shareholders' equity was $119.5 million. Cash and short-term investments as of September 25, 2004, totaled $8.3 million.

       Over the past two years, the Company has extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. The Company participates in customer-sponsored programs administered by unrelated financial institutions that permit the Company to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions to offset the negative cash flow impact of the payment terms extensions. As of September 25, 2004, the Company had sold $15.6 million in accounts receivable under these programs and removed them from its balance sheet. The Company expects continued pressure to extend its payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

       The Company recently announced its decision to invest approximately $5.0 million to automate its recently-expanded central distribution facility in Warsaw, Kentucky. This initiative, which is expected to be completed shortly after year end, will also result in approximately $0.6 million in one-time start up and training costs, $0.2 million of which were incurred in the three months ended September 25, 2004. Once completed, this project is expected to generate significant efficiency improvements and improved customer service capabilities for the Company's Dorman business. Total capital spending in 2004 is expected to be between $11.0 and $13.0 million as a result of the automation of the Warsaw facility, the 77,200 square foot expansion of the Warsaw facility, increased tooling costs for new products and other capital projects.

       Long-term debt consists primarily of $34.3 million in Senior Notes that were originally issued in August 1998, in a private placement on an unsecured basis ("Notes"). The Notes bear a 6.81% fixed interest rate, payable quarterly. Annual principal payments of $8.6 million are due each August through 2008. The Notes require, among other things, that the Company maintain certain financial covenants relating to debt to capital ratios and minimum net worth.

       The Company maintains a $10.0 million Revolving Credit Facility which expires in June 2005. Borrowings under the amended facility are on an unsecured basis with interest at LIBOR plus 150 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. In addition, the Company's Swedish subsidiary maintains a short-term $0.7 million credit facility. There were no borrowings under either facility as of September 25, 2004.

       The Company amended certain agreements related to its 1998 acquisition of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech") during 2001. As a result of this transaction, the Company purchased and canceled 250,000 shares of its common stock issued in connection with the acquisition and canceled the earn out provisions of the acquisition agreement in exchange for consideration of $3.2 million to be paid by the Company in installments through December 2005. The aggregate amount outstanding under this obligation was $0.9 million at September 25, 2004.

       The Company reported a net source of cash flow from its operating activities of $0.8 million in the nine months ended September 25, 2004. The primary uses of cash flow were accounts receivable and inventory, which increased $14.1 million and $9.8 million, respectively. Accounts receivable grew as a result of higher sales and the impact of the continuing trend towards longer payment terms to certain customers. Inventory increased as a result of the sales increase in 2004, and as a result of management's decision to increase levels of inventory safety stock in the third quarter. Net income, depreciation and a $6.1 million increase in accounts payable were the primary sources of operating cash flow in the quarter. The payables increase was primarily the result of higher levels of inventory purchases and capital spending in the current year.

       Investing activities generated $0.7 million of cash in the nine months ended September 25, 2004. Additions to property, plant and equipment required $9.2 million of cash during the first nine months of 2004. The capital additions are the result of the Company's decision to automate and expand its central distribution center in Warsaw, Kentucky, tooling costs associated with new products, upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements. The Company purchases highly liquid corporate and government bonds with maturities from nine months to one year to take advantage of higher earnings rates on these investments. These investments have been classified as short-term investments as required by generally accepted accounting principles. The Company reported a net source of cash of $9.9 million during the period related to the net proceeds from investments.

       Financing activities required $8.3 million in cash in the nine months ended September 25, 2004. These uses were primarily the result of the scheduled repayment of $8.6 million on the Company's Senior Notes in August 2004.

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

Impact of Inflation

       The Company has not generally been adversely affected by inflation, although recently some raw material prices have increased and overall materials pricing pressures have become more evident. The Company believes that significant material cost increases could potentially be mitigated by passing along price increases to customers or through the use of alternative suppliers or resourcing purchases to other countries.

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

       The Company may occasionally use derivative financial instruments, consisting of foreign currency forward purchase and sales contracts with terms of less than one year, to hedge its exposure to changes in foreign currency exchange. Its primary exposure to changes in foreign currency rates results from changes in exchange rates on certain third- party trade receivables and payables of the Company's Swedish subsidiary. There were no forward purchase or sales contracts outstanding as of September 25, 2004.

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

Item 6. Exhibits


        31.1          Certification of Chief Executive Officer as required by
                      Section 302 of the Sarbanes-Oxley Act of 2002.

        31.2          Certification of Chief Financial Officer as required by
                      Section 302 of the Sarbanes-Oxley Act of 2002.

        32 Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            R & B, INC.


Date   November 8, 2004                     \s\ Richard Berman
    --------------------                    -------------------------
                                            Richard Berman
                                            President and Chief
                                            Executive Officer




Date November 8,  2004                      \s\ Mathias Barton
    ------------------                      --------------------------
                                            Mathias Barton
                                            Chief Financial Officer and
                                            Principal Accounting Officer