Form 10-K
period 2004-12-25
R & B INC
filed 2005-03-09
CIK 868780

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

                          For the fiscal year ended December 25, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

As of March 4, 2005 the Registrant had 8,959,297 common shares, $.01 par value, outstanding, and the aggregate market value of voting stock held by non-affiliates of the Registrant was $128,794,048.

                               DOCUMENTS INCORPORATED BY REFERENCE

PART III - Certain information from the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held on May 19, 2005.
--------------------------------------------------------------------------------

                                    R & B, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                DECEMBER 25, 2004

                                      Part I
                                                                         Page
Item 1.  Business......................................................... 3
               General.................................................... 3
               The Automotive Aftermarket................................. 3
               Products................................................... 4
               Product Development........................................ 5
               Sales and Marketing........................................ 5
               Manufacturing.............................................. 6
               Packaging, Inventory and Shipping.......................... 7
               Competition................................................ 7
               Proprietary Rights......................................... 7
               Employees.................................................. 7
               Risk Factors............................................... 8
               Available Information...................................... 9

Item 2.   Properties...................................................... 9
Item 3.   Legal Proceedings............................................... 10
Item 4.   Submission of Matters to a Vote of Security Holders............. 10
Item 4.1 Certain Executive Officers of the Registrant..................... 10

                                                Part II

Item 5.  Market for Registrant's Common Equity and Related
         Shareholder Matters.............................................. 11
Item 6.  Selected Financial Data.......................................... 11
Item 7.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition.................... 12
Item 7A Quantitative and Qualitative Disclosure about Market Risk......... 19
Item 8.  Consolidated Financial Statements and Supplementary Data......... 19
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.............................. 35
Item 9A Controls and Procedures........................................... 35
                                               Part III

Item 10.  Directors and Executive Officers of the Registrant.............. 37
Item 11.  Executive Compensation.......................................... 37
Item 12.  Security Ownership of Certain Beneficial Owners and Management...37
Item 13.  Certain Relationships and Related Transactions.................. 38
Item 14.  Principal Accountant Fees and Services.......................... 38
                                                Part IV

Item 15.  Exhibits and Financial Statement Schedules...................... 38
               Signatures................................................. 41
               Financial Statement Schedule............................... 42

                                                PART I
Item 1. Business.

General

        R&B, Inc. was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, "R&B" or the "Company" refers to R&B, Inc. and its subsidiaries.

        The Company is a leading supplier of original equipment dealer "exclusive" automotive replacement parts, fasteners and service line products primarily for the automotive aftermarket, a market segment which it helped to establish. The Company designs, packages and markets over 70,000 different automotive replacement parts, fasteners and service line products manufactured to its specifications, with approximately 35% consisting of original equipment dealer "exclusive" parts and fasteners. Original equipment dealer "exclusive" parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 90% of the Company's products are sold under its brand names and the remainder are sold for resale under customers' private labels, other brands or in bulk. The Company's products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets including parts manufacturers for resale under their own private labels (such as Dana and Federal Mogul) and salvage yards. Through its Scan-Tech subsidiary, the Company is increasing its international distribution of automotive replacement parts, with sales into Europe, the Middle East and the Far East.

The Automotive Aftermarket

        The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for sales of approximately $190 billion in 2004, and parts for heavy duty trucks, which ac counted for sales of approximately $63 billion in 2004. The Company currently markets products primarily for passenger cars and light trucks.

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

        Retailers and others who purchase aftermarket automotive repair and replacement parts for resale are constrained to a finite amount of space in which to display and stock products. Thus, the reputation for quality, customer service and line profitability which a supplier enjoys is a significant factor in a purchaser's decision as to which product lines to carry in the limited space available. Further, because of the efficiencies achieved through the ability to order all or part of a complete line of products from one supplier (with possible volume discounts), as opposed to satisfying the same requirements through a variety of different sources, retailers and other purchasers of automotive parts seek to purchase products from fewer but stronger suppliers.

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

Platinum Parts TM - the Platinum Parts TM brand represents the Company's automotive replacement parts and supplies for salvage yards

Brakeware(R) and Tru-Torque(R) - these brands represent the Company's hydraulic brake parts, including wheel cylinders and related hardware

Scan-Tech TM - the Scan-Tech TM brand represents the Company's automotive replacements parts sold internationally, and relate primarily to replacement parts for Volvo and Saab cars and Scania trucks

        The remainder of the Company's revenues are generated by the sale of parts packaged by the Company, or others, for sale in bulk or under the private labels of parts manufacturers (such as Dana and Federal Mogul) and national warehouse distributors (such as Carquest and NAPA). During the years ended December 2004, 2003 and 2002, no single product or related group of products accounted for more than 10% of gross sales.

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


Sales and Marketing

        The Company markets its parts to three groups of purchasers who in turn supply individual consumers and professional installers:

               (i) Approximately 46% of the Company's revenues are generated from sales to automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), local independent parts wholesalers and national general merchandise chain retailers. The Company sells some of its products to virtually all major chains of automotive aftermarket retailers;

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

        The Company utilizes a number of different methods to sell its products. The Company's more than 25 person direct sales force solicits purchases of the Company's products directly from customers, as well as managing the activities of 15 independent manufacturer's representative agencies. The Company uses independent manufacturer's representative agencies to help service existing retail and warehouse distribution customers, providing frequent on-site contact. The sales focus is designed to increase sales by adding new product lines and expanding product selection within existing customers and secure new customers. For certain of its major customers, and its private label purchasers, the Company relies primarily upon the direct efforts of its sales force, who, together with the marketing department and the Company's executive officers, coordinate the more complex pricing and ordering requirements of these accounts.

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

        The Company currently services more than 2,500 active accounts. During 2004, 2003 and 2002, two customers (AutoZone and Advance) each accounted for more than 10% of net sales and in the aggregate accounted for 34%, 31% and 36% of net sales, respectively.

Manufacturing

        Substantially all of the products sold by the Company are manufactured to its specifications by third parties. Because numerous contract manufacturers are available to manufacture its products, the Company is not dependent upon the services of any one contract manufacturer or any small group of them. No one vendor supplies 10% or more of the Company's products. In 2004, as a percentage of the total dollar volume of purchases made by the Company, approximately 40% of the Company's products were purchased from various suppliers throughout the United States and the balance of the Company's products were purchased directly from a variety of foreign countries.

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

Employees

        At December 25, 2004, the Company had 880 employees, of whom 849 were employed full-time and 31 were employed part-time. Of these employees, 584 were engaged in production, inventory, or quality control, 62 were in volved in product development and brand management, 71 were employed in sales and order entry, and the remaining 163, including the Company's 7 executive officers, were devoted to administration, finance and strategic planning.

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

        Concentration of Sales to Certain Customers. A significant percentage of the Company's sales have been, and will continue to be, concentrated among a relatively small number of customers. During 2004, 2003 and 2002, two customers (AutoZone and Advance) each accounted for more than 10% of net sales and in the aggregate accounted for 34%, 31% and 36% of net sales, respectively. The Company anticipates that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on the Company's sales and operating results. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business-Sales and Marketing."

        Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All cash equivalents and short-term investments are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of the Company's accounts receivable have been, and will continue to be concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. The Company's five largest customers accounted for 77% and 70% of total accounts receivable as of December 25, 2004 and December 27, 2003, respectively. Management continually monitors the credit terms and credit limits to these and other customers.

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

        Foreign Currency Fluctuations. In 2004, approximately 60% of the Company's products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, the recent weakness in the dollar has resulted in pressure from several foreign suppliers to increase prices. To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase.

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

        Control by Officers, Directors and Family Members. Richard N. Berman and Steven L. Berman, who are officers and directors of the Company, their father, Jordan S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, beneficially own approximately 42% of the outstanding Common Stock and are able to elect the Board of Directors, determine the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and control the policies of the Company.

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

Facilities

The Company currently has 10 warehouse and office facilities located throughout the United States, Sweden, China and Korea. Three of these facilities are owned and the remainder are leased. The Company's headquarters and principal warehouse facilities are as follows:

        Location             Description
        -------------------  ---------------------------------------------------
        Colmar, PA           Warehouse and office - 334,000 sq. ft. (leased) (1)
        Warsaw, KY           Warehouse and office - 362,000 sq. ft. (owned)
        Louisiana, MO        Warehouse and office - 90,000 sq. ft. (owned)
        Baltimore, MD        Warehouse and office - 83,000 sq. ft. (leased)

In the opinion of management, the Company's existing facilities are in good condition.
-----------------
(1) Leased by the Company from a partnership of which Richard N. Berman, President and Chief Executive Officer of the Company, and Steven L. Berman, Executive Vice President of the Company, their father, Jordan S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners. Under the lease the Company paid rent of $3.63 per square foot ($1.2 million per year) in 2004. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. In 2002, the lease term was extended and will expire on December 31, 2007. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.


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

Item 4.  Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 2004.

Item 4.1  Certain Executive Officers of the Registrant.

        The following table sets forth certain information with respect to the executive officers of the Company:

Name                   Age     Position with the Company
------------------    -----    ---------------------------------------------
Mathias J. Barton      45      Senior Vice President, Chief Financial Officer

Joseph M. Beretta      50      Senior Vice President, Product

Richard N. Berman      48      President, Chief Executive Officer, Chairman of
                               the Board of Directors, and Director

Steven L. Berman       45      Executive Vice President, Secretary-Treasurer,
                               and Director

Fred V. Frigo          48      Senior Vice President, Operations

Barry D. Myers         45      Senior Vice President, General Counsel and
                               Assistant Secretary


        Mathias J. Barton joined the Company in November 1999 as Senior Vice President, Chief Financial Officer. Prior to joining the Company, Mr. Barton was Senior Vice President and Chief Financial Officer of Central Sprinkler Corporation, a manufacturer and distributor of automatic fire sprinklers, valves and component parts. From May 1989 to September 1998, Mr. Barton was employed by Rapidforms, Inc., most recently as Executive Vice President and Chief Financial Officer. He is a graduate of Temple University.

        Joseph M. Beretta joined the Company in January 2004 as Senior Vice President, Product. Prior to joining the Company, Mr. Beretta was employed by Cardone Industries, Inc., most recently as its Chief Operating Officer. Cardone is a remanufacturer and supplier of automotive replacement parts. He is a graduate of Oral Roberts University.

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



                                        PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

        The Company's shares of common stock are traded publicly in the over-the-counter market under the NASDAQ system. At March 4, 2005 there were 151 holders of record of common stock, representing more than 1,500 beneficial owners. The last price for the Company's common stock on March 4, 2005, as reported by NASDAQ, was $26.98 per share. Since the Company's initial public offering, it has paid no cash dividends. The Company does not presently contemplate paying any such dividends in the foreseeable future. The range of high and low sales prices for the Company's common stock for each quarterly period of 2004 and 2003 are as follows:


                            2004                     2003
                   -----------------------  -----------------------
                      High        Low          High        Low
------------------ ---------- ------------  ---------- ------------
First Quarter      $18.90       $14.73        $10.42       $8.84
Second Quarter      19.99        18.00         11.24        9.65
Third Quarter       20.64        19.00         14.00       10.55
Fourth Quarter      27.50        20.55         15.09       12.55


Item 6.  Selected Financial Data.

                                        Selected Consolidated Financial Data


                                                                   Year Ended December
                               ------------- ---------------------------------------------------------------
(in thousands, except
per share data                      2004           2003          2002(a)           2001          2000 (b)
-----------------------------  ------------- -------------- ---------------- -------------- ----------------
Statement of Operations Data:
   Net sales                        $249,526       $222,083     $215,524       $201,668         $201,390
   Income from operations (c)         29,638         24,052       23,133         12,266           12,308
   Net income (c)                     17,081         13,304       12,357          5,229            4,095
   Earnings per share (c)
      Basic                            $1.93          $1.54         1.4            0.61             0.49
      Diluted                          $1.86          $1.47         1.3            0.60             0.48






Balance Sheet Data:
   Total assets                      195,404        176,606      170,128        163,163          159,879
   Working capital                   101,585         98,452       91,340         81,068           83,262
   Long-term debt                     25,714         35,213       44,218         53,511           65,066
   Shareholders' equity              125,227        105,985       89,572         75,162           72,384



(a) Results for 2002 include a gain on sale of specialty fastener business of $2,143 ($1,329 after tax or $0.15 per share).

(b) Results for 2000 include non-recurring revenues and gain on sale of product line of $5,500 and $1,600 ($1,100 after tax or $0.13 per share), respectively.

(c) The Company adopted the provisions of SFAS No. 142, "Goodwill and Other
Intangible Assets," at the beginning of fiscal 2002. With the adoption of SFAS
No. 142, goodwill is no longer subject to amortization. The following table presents certain financial data for fiscal 2002 and all periods prior to fiscal
2002 adjusted to exclude amortization of goodwill and the related tax effects:

                                                                 Year Ended December
                              -------------- ------------------------------------------------------------
                                   2004          2003          2002            2001            2000
Income from operations           $29,638    $   24,052      $ 23,133        $ 13,891         $ 13,970
Net income                       $17,081    $   13,304      $ 12,357        $  6,293         $  5,185
Diluted earnings per share       $  1.86    $     1.47      $   1.38        $   0.73         $  0.613


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

       For the year ended December 25, 2004, net sales increased 12% to $249.5 million from $222.1 million in the same period last year. The sales growth was driven primarily by new product development, which is a key to the Company's growth strategy. Gross margin remained essentially unchanged at 37.1% in 2004 from 37.0% in 2003. Operating expenses increased at a slower rate than sales growth and therefore declined as a percentage of net sales to 25.2%. Many of the Company's operating expenses are fixed in nature and therefore did not increase in proportion to net sales growth. As a result, net income increased 28% to $17.1 million in 2004.

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

       The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002 were each fifty- two week periods.

Critical Accounting Policies

        The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. The Company regularly evaluates its estimates and judgments, including those related to revenue recognition, bad debts, customer credits, inventories, goodwill and income taxes. Estimates and judgments are based upon historical experience and on various other assumptions believed to be accurate and reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements:

        Allowance for Doubtful Accounts. The preparation of the Company's financial statements requires management to make estimates of the collectability of its accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of the Company's accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. The Company's five largest customers accounted for 77% and 70% of net accounts receivable as of December 25, 2004 and December 27, 2003, respectively. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company's sales and operating results. The Company's allowance for doubtful accounts amounted to $1.1 million and $1.2 million as of December 25, 2004 and December 27, 2003, respectively.

        Revenue Recognition and Allowance for Customer Credits. Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. Net sales are calculated by subtracting allowances for customer credits from gross revenues. Allowances for customer credits include costs for product returns, discounts and promotional rebates given to customers who purchase new products for inclusion in their stores, and the cost of competitors' products that are purchased from the customer in order to induce a customer to purchase new product lines from the Company. The Company provides for customer credits and potential returns at the time of sale. Management must make estimates of the ultimate value of customer credits that will be issued for future product returns and sales allowances granted to induce customers to purchase products from the Company. Management analyzes historical returns, current economic conditions and changes in demand and acceptance of the Company's products when evaluating the adequacy of its reserves for customer credits. Management judgements and estimates must be made and used in connection with establishing reserves for customer credits in any accounting period. Material differences in the amount and timing of customer credits for any period may result if management made different judgments or utilized different estimates for the reserves. Reserves for customer credits were $19.5 million and $16.5 million as of December 25, 2004 and December 27, 2003, respectively.

        Excess and Obsolete Inventory Reserves. Management must make estimates of potential future excess and obsolete inventory costs. The Company provides reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates. The Company maintains contact with its customer base in order to understand buying patterns, customer preferences and the life cycle of its products. Changes in customer requirements are factored into the reserve needs as needed. Reserves for excess and obsolete inventory were $8.2 million and $8.5 million as of December 25, 2004 and December 27, 2003, respectively.

        Goodwill. The Company has adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 specifies that goodwill is no longer amortized but instead is subject to periodic impairment testing. As a result, the Company no longer amortizes goodwill. The Company has completed the impairment tests required by SFAS No. 142, which did not result in an impairment charge. Goodwill was $29.4 million and $29.1 million at December 25, 2004 and December 27, 2003, respectively.

        Income Taxes. The Company follows the liability method of accounting for deferred income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. The Company must make assumptions, judgments and estimates to determine its current provision for income taxes and also its deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Management's judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, its interpretation of current tax laws and possible outcomes of current and future audits conducted by tax authorities. Changes in tax laws or management's interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in the Company's consolidated financial statements. Management's assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render management's current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause the Company's actual income tax obligations to differ from its estimates.

Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by cer tain items in the Company's Consolidated Statements of Operations.

                                              Percentage of Net Sales
                              --------------------------------------------------------
                                                     Year Ended
                              --------------------------------------------------------
                                 December 25,       December 27,      December 28,
                                     2004               2003              2002
----------------------------- ------------------  ---------------- -------------------
Net sales                           100.0%            100.0%              100.0%
Cost of goods sold                   62.9              63.0                63.3
----------------------------- ------------------  ---------------- -------------------
Gross profit                         37.1              37.0                36.7
Selling, general and
  administrative expenses            25.2              26.2                27.0
Gain on sale of specialty
 fastener business                    -                 -                  (1.0)
----------------------------- ------------------  ---------------- -------------------
Income from operations               11.9              10.8                10.7
Interest expense, net                 1.2               1.5                 1.8
----------------------------- ------------------  ---------------- -------------------
Income before taxes                  10.7               9.3                 8.9
Provision for taxes                   3.9               3.3                 3.2
----------------------------- ------------------  ---------------- -------------------
Net income                           6.8%               6.0%                5.7%
============================= ==================  ================ ===================

2004 Compared to 2003

        Net sales increased 12% to $249.5 million in 2004 from $222.1 million in 2003. This sales increase is primarily the result of 2004 new product introductions and year over year volume growth from products introduced in the prior year. The favorable effects of foreign currency exchange resulted in a 1% year over year increase in sales.

        Cost of goods sold, as a percentage of net sales, remained essentially flat at 62.9% in 2004 compared to 63.0% in 2003. The favorable effect of a change in sales mix was offset by approximately $1.3 million in incremental expediting costs incurred to maintain satisfactory customer fill rates in the second half of 2004 as a result of material shortages for certain items and higher than planned demand. Overall material costs were down slightly in 2004, although the Company experienced price increases in several product lines in the second half of the year as a result of raw materials price increases.

        Selling, general and administrative expenses in 2004 increased 8% to $62.9 million from $58.2 million. The expense increase was at a slower rate than sales as many of the Company's operating expenses are fixed in nature and therefore did not increase in proportion to sales growth. The increase in expenses was the result of inflationary cost increases, an increase in variable operating expenses due to the sales volume growth and further investments by the Company in its new product development capabilities.

        Interest expense, net decreased to $2.9 million in 2004 from $3.4 million in 2003 due to lower borrowing levels in 2004. The primary reason for the lower borrowing levels in 2004 was a reduction in the outstanding principal of the Company's 6.81% Senior Notes. In August 2004, the Company made the third of seven annual installment payments of $8.6 million due under the terms of its Senior Note Agreements. This installment payment was funded with cash on hand rather than new debt.

        The Company's effective tax rate increased to 36.2% in 2004 from 35.7% in 2003 as a result of higher incremental tax rates on 2004's higher earnings level.

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

Liquidity and Capital Resources

        Historically, the Company has financed its growth through a combination of cash flow from operations and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. At December 25, 2004, working capital was $101.6 million, total long-term debt (including the current portion) was $34.8 million and shareholders' equity was $125.2 million. Cash and short-term investments as of December 25, 2004 totaled $7.2 million.

        Over the past three years the Company has extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. The Company participates in accounts receivable factoring programs with several customers which allow it to sell its accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of December 25, 2004 the Company had sold $18.0 million in accounts receivable under these programs and had removed them from its balance sheet. The Company expects continued pressure to extend its payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

        During 2004, the Company announced its decision to invest approximately $5.5 million to automate its recently-expanded central distribution facility in Warsaw, Kentucky. Most of this spending was incurred in 2004. This initiative is expected to be completed in the second quarter of 2005. Once completed, this project is expected to generate significant efficiency improvements and improved customer service capabilities for the Company's Dorman business. Total capital spending in 2004 was $12.8 million as a result of the automation of the Warsaw facility, a 77,200 square foot expansion of the Warsaw facility early in the year, increased tooling costs for new products and other capital projects. Capital spending in 2005 is expected to be between $8.0 and $10.0 million, which is down from 2004's level, but up over historic levels due primarily to increased spending on tooling for new products, which have become more complex over the past few years.

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

        The Company maintains a $10.0 million Revolving Credit Facility which expires in June 2005. Borrowings under the amended facility are on an unsecured basis with interest at LIBOR plus 150 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. The average amount outstanding under the facility in 2004 was $0.4 million. The maximum amount outstanding in 2004 was $7.0 million. In addition, the Company's Swedish subsidiary maintains a short-term $0.7 million credit facility. There were no borrowings outstanding under these facilities as of December 25, 2004.

        In November 2001, the Company amended certain agreements related to its 1998 acquisition of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech") in exchange for consideration of approximately $3.2 million to be paid in installments through December 31, 2005. The Company paid $0.5 million of this amount in both 2004 and 2003. The remaining amount payable of $0.5 million is due to an entity controlled by the President of Scan-Tech.

        The Company's business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

        The Company has future obligations for debt repayments, future minimum rental and similar commitments under noncancellable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 25, 2004 are summarized in the tables below:


                                                                 Payments Due by Period
                                                 ------------------------------------------------------
                                                 Less than
Contractual Obligations                Total       1 year     1-3 years    4-5 years   After 5 years
---------------------------------- ------------- -----------  -----------  ----------- ----------------
Long-term borrowings               $ 34,759      $ 9,045      $ 25,714     $    -      $      -
Operating leases                      7,643        2,267         4,707         532            137
                                   ------------- -----------  -----------  ----------- ----------------
                                   $ 42,402      $11,312      $ 30,421     $   532     $      137
                                   ============= ===========  ===========  =========== ================


                                                       Amount of Commitment Expiration Per Period
                                                 ------------------------------------------------------
                                       Total
                                      Amount

                                      Amounts     Less than
Other Commercial Commitments         Committed     1 year     1-3 years    4-5 years    Over 5 years
---------------------------------- ------------- -----------  -----------  ------------ ---------------
Letters of credit                  $   1,767     $   1,767    $      -     $      -     $      -
                                   ------------- -----------  -----------  ------------ ---------------
                                   $   1,767     $   1,767    $      -     $      -     $      -
                                   ============= ===========  ===========  ============ ===============

        The Company reported a net source of cash flow from its operating activities of $3.9 million in fiscal 2004. The primary uses of cash flow were accounts receivable and inventory, which increased $16.4 million and $9.7 million, respectively. Accounts receivable grew as a result of higher sales and the impact of the continuing trend towards longer payment terms to certain customers. Inventory increased as a result of the sales increase in 2004, and as a result of management's decision to increase levels of inventory safety stock in the third quarter of 2004. Net income, depreciation and a $5.4 million increase in accounts payable were the primary sources of operating cash flow in fiscal 2004. The payables increase was primarily the result of higher levels of inventory purchases and capital spending.

        Investing activities used $2.9 million of cash in fiscal 2004. Additions to property, plant and equipment required $12.8 million of cash as a result of the Company's automation and expansion of its central distribution center in Warsaw, Kentucky, tooling costs associated with new products, upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements. The Company previously purchased highly liquid corporate and government bonds with maturities from nine months to one year to take advantage of higher earnings rates on these investments. These investments had been classified as short-term investments as required by generally accepted accounting principles. The Company reported a net source of cash of $9.9 million during the year related to the net proceeds from investments.

        Financing activities required $9.0 million in cash in fiscal 2004. These uses were primarily the result of the scheduled repayment of $8.6 million on the Company's Senior Notes in August 2004.

        The Company believes that cash and short-term investments on hand and cash generated from operations together with its available sources of capital are sufficient to meet its ongoing cash needs for the foreseeable future.

Foreign Currency Fluctuations

        In 2004, approximately 60% of the Company's products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, recent weakness in the dollar has resulted in some materials price increase and pressure from several foreign suppliers to increase prices further. To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase further.

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

Impact of Inflation

        The Company has not generally been adversely affected by inflation, although the Company did experience some material cost increases as a result of raw materials shortages. These increases did not have a material impact on the Company. The Company believes that further cost increases could potentially be mitigated by passing along price increases to customers or through the use of alternative suppliers or resourcing purchases to other countries, however there can be no assurance that the Company will be successful in such efforts.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, "Share-Based Payment" (SFAS No. 123R). This Statement is a revision of SFAS No. 123 and supersedes Accounting Principles Board (APB) 25 and its related implementation guidance. SFAS No. 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005, the Company's third fiscal quarter. The Company is currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method. While the Company has not yet determined the precise impact that this statement will have on its financial condition and results of operations for fiscal 2005, assuming future annual stock option awards are comparable to prior years annual awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact on diluted earnings per share is expected to be consistent with our pro forma SFAS No. 123 disclosures.

        In December 2004, the FASB issued two FASB Staff Positions (FSP) regarding the accounting implications of the American Jobs Creation Act of 2004. The Company is assessing the impact, if any, that FAS No. 109-1, "Application of FASB Statement No. 109 'Accounting for Income Taxes' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" and FSP No. 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" will have on the Company's effective tax rate in 2005.

        In December 2004, the FASB issued SFAS No. 151 "Inventory Costs, an Amendment of ARB No. 43, Chapter 4". SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company's fiscal year beginning January 1, 2006. The Company is currently assessing the impact, if any, of the adoption of the provisions of SFAS No. 151.

        In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception for exchange of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary assets and exchanges occurring in fiscal periods beginning after June 15, 2005, the Company's third fiscal quarter. As the Company does not engage in exchanges of non-monetary assets, the Company does not anticipate that implementation of this statement will have an impact on its financial condition or results of operations.

               In December 2003, the FASB issued Revised Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of Account Research Bulletin No. 51." FIN No. 46R addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN No. 46R expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. Since the Company does not have any interests in variable interest entities, the adoption of FIN No. 46R did not have any effect on the Company's consolidated financial condition or results of operations.

Cautionary Statement Regarding Forward Looking Statements

               Certain statements periodically made by or on behalf of the Company and certain statements contained herein including statements in Management's Discussion and Analysis of Financial Condition and Results of Operation; certain statements contained in Business, such as statements regarding litigation; and certain other statements contained herein regarding matters that are not historical fact are forward looking statements (as such term is defined in the Securities Act of 1933), and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that cause actual results to differ materially include but are not limited to those factors discussed in "Business - Risk Factors."

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

               The Company's market risk is the potential loss arising from adverse changes in interest rates. With the exception of the Company's revolving credit facility, long-term debt obligations are at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Under the terms of the Company's revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender's base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. The Company believes that the effect of any such change would be minimal. Short-term fixed income investments are subject to interest rate and credit risk. The Company believes that the negative effect of interest rate risk would be minimal as all investments have maturities of one year or less.

Item 8.  Financial Statements and Supplementary Data.

               The financial statement schedules of the Company that are filed with this Report on Form 10-K are listed in Item 15(a)(2), Part IV, of this Report.

                    Report of Independent Registered Public Accounting Firm


The Board of Directors
R&B, Inc.:

               We have audited the accompanying consolidated balance sheets of R&B, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 25, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

               We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States) . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R&B, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

               We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of R&B, Inc. and subsidiaries' internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                                                 KPMG LLP

Philadelphia, Pennsylvania
March 7, 2005

                                   R&B, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             For the Year Ended
                                                           ----------------------------------------------------
                                                              December 25,     December 27,     December 28,
(in thousands, except per share data)                             2004              2003             2002
---------------------------------------------------------------------------------------------------------------
Net Sales                                                            $249,526         $222,083         $215,524
Cost of goods sold                                                    157,004          139,875          136,321
---------------------------------------------------------------------------------------------------------------
         Gross profit                                                  92,522           82,208           79,203
Selling, general and administrative expenses                           62,884           58,156           58,213
Gain on sale of specialty fastener business                                 -                -           (2,143)
---------------------------------------------------------------------------------------------------------------
         Income from operations                                        29,638           24,052           23,133
Interest expense, net of interest income of $103, $198, and $411        2,853            3,376            3,931
---------------------------------------------------------------------------------------------------------------
         Income before income taxes                                    26,785           20,676           19,202
Income taxes                                                            9,704            7,372            6,845
---------------------------------------------------------------------------------------------------------------
         Net Income                                                $   17,081         $ 13,304       $   12,357
===============================================================================================================
Earnings Per Share:
         Basic                                                      $    1.93        $    1.54      $      1.46
         Diluted                                                    $    1.86        $    1.47      $      1.38
===============================================================================================================
Weighted Average Shares Outstanding:
        Basic                                                           8,845            8,647            8,487
        Diluted                                                         9,184            9,050            8,948
===============================================================================================================



                   See accompanying notes to consolidated financial statements.


                                    R&B, INC. AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS


                                                                          December 25,    December 27,
 (in thousands, except share data)                                             2004            2003

------------------------------------------------------------------------ --------------- ---------------
Assets
Current Assets:
   Cash and cash equivalents                                                $      7,152  $       15,177
   Short-term investments                                                              -           9,905
   Accounts receivable, less allowance for doubtful accounts
        and customer credits of $20,575 and $17,721                               60,962          44,127
  Inventories                                                                     61,436          51,170
  Deferred income taxes                                                            8,417           7,493
  Prepaids and other current assets                                                1,609           1,356
------------------------------------------------------------------------ --------------- ---------------
     Total current assets                                                        139,576         129,228
------------------------------------------------------------------------ --------------- ---------------
Property, Plant and Equipment, net                                                25,698          17,590
Goodwill                                                                          29,410          29,125
Other Assets                                                                         720             663
------------------------------------------------------------------------ --------------- ---------------
      Total                                                                    $ 195,404       $ 176,606
======================================================================== =============== ===============
Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                                         $      9,045     $     8,571
  Accounts payable                                                                15,599          10,029
  Accrued compensation                                                             8,028           7,379
  Other accrued liabilities                                                        5,319           4,797
------------------------------------------------------------------------ --------------- ---------------
    Total current liabilities                                                     37,991          30,776
------------------------------------------------------------------------ --------------- ---------------
Long-Term Debt                                                                    25,714          35,213
Deferred Income Taxes                                                              6,472           4,632
Commitments and Contingencies  (Note 10)
Shareholders' Equity:
   Common stock, par value $.01; authorized 25,000,000 shares;
     issued and outstanding 8,935,964 and 8,762,994 shares                            89              88
  Additional paid-in capital                                                      34,749          33,950
  Cumulative translation adjustments                                               3,509           2,148
  Retained earnings                                                               86,880          69,799
-----------------------------------------------------------------------  --------------- ---------------
    Total shareholders' equity                                                   125,227         105,985
------------------------------------------------------------------------ --------------- ---------------
      Total                                                                    $ 195,404       $ 176,606
======================================================================== =============== ===============

                   See accompanying notes to consolidated financial statements.


                                    R&B, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                      Common Stock
                                                 -----------------------  Additional   Cumulative
                                                   Shares       Par        Paid-In     Translation   Retained
(in thousands, except share data)                  Issued       Value      Capital     Adjustments   Earnings    Total
------------------------------------------------ -----------  ---------- ------------ ------------- ---------- ----------
Balance at December 29, 2001                       8,466,482        $ 85     $ 32,501      $ (1,562)   $44,138   $ 75,162

Common stock issued to
     Employee Stock Purchase Plan                      1,652            -          12             -          -         12
Compensation expense on stock option issuance              -           -          363             -          -        363
Shares issued under Incentive Stock Plan              32,936           -           61             -          -         61
Comprehensive Income:
    Net income                                             -           -            -             -     12,357     12,357
 Currency translation adjustments                          -           -            -         1,617          -      1,617
                                                                                                               ----------
Total comprehensive income                                                                                         13,974
------------------------------------------------ -----------  ---------- ------------ ------------- ---------- ----------
Balance at December 28, 2002                       8,501,070          85       32,937            55     56,495     89,572

Common stock issued to
    Employee Stock Purchase Plan                         568           -            5             -          -          5
Compensation expense on stock option issuance              -           -           21             -          -         21
Shares issued under Incentive Stock Plan             261,356           3          483             -          -        486
Tax benefit of stock option exercises                      -           -          504             -          -        504
Comprehensive Income:
     Net income                                            -           -            -             -     13,304     13,304
Currency translation adjustments                           -           -            -         2,093          -      2,093
                                                                                                               ----------
Total comprehensive income                                                                                         15,397
------------------------------------------------ -----------  ---------- ------------ ------------- ---------- ----------
Balance at December 27, 2003                       8,762,994          88       33,950         2,148     69,799    105,985

Common stock issued to
    Employee Stock Purchase Plan                         554           -           10             -          -         10
Appreciation on shares redistributed to 401(k) plan        -           -           96             -          -         96
Shares issued under Incentive Stock Plan             172,416           1           65             -          -         66
Tax benefit of stock option exercises                      -           -          628             -          -        628
Comprehensive Income:
     Net income                                            -           -            -             -     17,081     17,081
Currency translation adjustments                           -           -            -         1,361          -      1,361
                                                                                                               ----------
Total comprehensive income                                                                                         18,442
------------------------------------------------ -----------  ---------- ------------ ------------- --------- -----------
Balance at December 25, 2004                       8,935,964         $89      $34,749        $3,509   $86,880    $125,227
================================================ ===========  ========== ============ ============= ========= ===========
                   See accompanying notes to consolidated financial statements.


                                    R&B, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       For the Year Ended
                                                    ------------------ ------------------- ------------------
                                                       December 25,        December 27,       December 28,
(in thousands)                                             2004                2003               2002
--------------------------------------------------- ------------------ ------------------- ------------------
Cash Flows from Operating Activities:
Net income                                                  $   17,081            $ 13,304           $ 12,357
Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation and amortization                                 4,545               4,640              5,560
   Provision for doubtful accounts                                 110                 504                737
   Provision  for deferred income tax                              916               1,285                 11
   Provision for non-cash stock compensation                         -                  21                363
   Gain on sale of specialty fastener business                       -                   -             (1,329)
Changes in assets and liabilities:
    Accounts receivable                                        (16,391)              4,806            (13,339)
    Inventories                                                 (9,669)             (2,766)            (2,351)
    Prepaids and other current assets                             (148)                173                 28
    Other assets                                                    66                (119)               516
    Accounts payable                                             5,380              (1,862)             3,101
                                                             2762,1012
    Accrued compensation and other liabilities                   1,976                 757               (593)
--------------------------------------------------- ------------------ ------------------- ------------------
      Cash provided by operating activities                      3,866              20,743              5,061
--------------------------------------------------- ------------------ ------------------- ------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                     (12,801)             (5,598)            (3,543)
   Purchase of short-term investments                           (4,821)            (11,492)           (22,795)
   Proceeds from maturities of short-term investments           14,726              15,589              8,793
   Proceeds from litigation settlement and sale of
       specialty fastener business, net                              -                   -              7,374
--------------------------------------------------- ------------------ ------------------- ------------------
     Cash used in investing activities                          (2,896)             (1,501)           (10,171)
--------------------------------------------------- ------------------ ------------------- ------------------
Cash Flows from Financing Activities:
   Repayment of long-term debt obligations                      (9,071)             (9,725)           (11,483)
   Proceeds from common stock issuances                             76                 491                 73
--------------------------------------------------- ------------------ ------------------- ------------------
      Cash used in financing activities                         (8,995)             (9,234)          ( 11,410)
--------------------------------------------------- ------------------ ------------------- ------------------
Net (Decrease)Increase  in Cash and Cash
Equivalents                                                     (8,025)             10,008            (16,520)
Cash and Cash Equivalents, Beginning of
       Year                                                     15,177               5,169             21,689
--------------------------------------------------- ------------------ ------------------- ------------------
Cash and Cash Equivalents, End of Year                      $    7,152           $  15,177          $   5,169
=================================================== ================== =================== ==================
Supplemental Cash Flow Information
    Cash paid for interest expense                          $    2,994           $   3,638          $    4,356
    Cash paid for income taxes                              $    8,418           $   5,572          $    7,218
                   See accompanying notes to consolidated financial statements.

                                  R&B, INC. AND SUBSIDIARIES
                          Notes to Consolidated Financial Statements
                                      December 25, 2004

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

         The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 25, 2004, December 27, 2003 and December 28, 2002 are each fifty-two week periods.

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

         Short-term Investments. Short-term investments consist primarily of corporate and government bonds with maturities of three months to one year from the date of purchase. Short-term investments are classified as held-to-maturity and are recorded at amortized cost. As of December 25, 2004, the Company did not hold any short-term investments.

         Sales of Accounts Receivable. The Company has entered into several customer sponsored programs administered by unrelated financial institutions that permit the Company to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. The Company does not retain any servicing requirements for these accounts receivable. Transactions under this factoring agreement are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement 125." At December 25, 2004 and December 27, 2003, $18.0 million and $2.0 million of accounts receivable were sold and removed from the consolidated balance sheets, respectively.

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

         Goodwill. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 specifies that goodwill is no longer be amortized but instead is subject to periodic impairment testing. As a result, the Company no longer amortizes goodwill. The Company has completed the impairment tests required by SFAS No. 142, which did not result in an impairment charge. Changes to goodwill in 2004 and 2003 are due to currency translation.

         Other Assets. Other assets consist of deposits; costs incurred for the preparation and printing of product catalogs, which are capitalized and amortized upon distribution; and deferred financing costs, which are capitalized and amortized over the term of the related financing agreement.

         Foreign Currency Translation. Assets and liabilities of a foreign subsidiary are translated into U.S. dollars at the rate of exchange prevailing at the end of the year. Income statement accounts are translated at the average exchange rate prevailing during the year. Translation adjustments resulting from this process are recorded directly in shareholders' equity.

         Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and accounts receivable. All cash equivalents and short-term investments are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of the Company's accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. The Company's five largest customers accounted for 77 % and 70% of net accounts receivable as of December 25, 2004 and December 27, 2003, respectively. Management continually monitors the credit terms and credit limits to these and other customers.

         Fair Value Disclosures. The carrying value of financial instruments such as cash, short-term investments, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of total long-term debt was $36.9 million and $47.6 million at December 25, 2004 and December 27, 2003, respectively.

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

         Revenue Recognition. Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. The Company calculates its net sales by subtracting allowances for customer credits from gross sales. Allowances for customer credits include costs for product returns, discounts and promotional rebates given to customers who purchase new products for inclusion in their stores, and the cost of competitors' products that are purchased from the customer in order to induce a customer to purchase new product lines from the Company. These allowances for customer credits are shown as a reduction of accounts receivable. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.

         Earnings Per Share. The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three years ended December 25, 2004:



                                                   2004            2003              2002
                                                 ---------- ---- ----------- ----- -----------
Numerator:                                           (in thousands, except per share data)
     Net income .............................     $17,081         $13,304           $12,357

Denominator:
     Weighted average shares outstanding used in
         basic earnings per share calculation       8,845           8,647            8,487

     Effect of dilutive stock options........         339             403              461
                                                 ---------- ---- ----------- ----- -----------
     Adjusted weighted average shares outstanding
          diluted earnings per share.........       9,184           9,050            8,948
                                                 ========== ==== =========== ===== ===========
Basic earnings per share......................      $1.93          $ 1.54           $ 1.46
                                                 ========== ==== =========== ===== ===========
Diluted earnings per share....................      $1.86           $1.47           $ 1.38
                                                 ========== ==== =========== ===== ===========

         Options to purchase 50,750 and 5,000 shares were outstanding at December 27, 2003 and December 28, 2002, respectively, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive. No outstanding options at December 25, 2004 were excluded from the computation of diluted earnings per share.

         Stock-Based Compensation. At December 25, 2004, the Company has one stock-based employee compensation plan, which is described more fully in Note
11. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.

                                                                     Year Ended December
------------------------------------------------------  ---------------------------------------------
 (in thousands, except per share data)                        2004            2003          2002
------------------------------------------------------  ---------------- -------------- -------------
Net income:
    Net income, as reported                              $     17,081      $   13,304   $   12,357
    Add: Stock-based employee compensation expense
    net of related tax effects, included in the determination
    of net income, as reported                                      -              13           97

    Less: Stock-based employee compensation expense,
    net of related tax effects, determined under fair value
    based method for all awards                                  (148)            ( 81)       (629)
------------------------------------------------------  ---------------- -------------- -------------
   Net income, pro forma                                  $    16,933      $     13,236   $ 11,825
------------------------------------------------------  ---------------- -------------- -------------
Earnings per share:
    Basic - as reported                                   $       1.93     $        1.54$     1.46
    Basic - pro forma                                     $       1.91     $        1.53$     1.39
    Diluted - as reported                                 $       1.86     $        1.47$     1.38
    Diluted - pro forma                                   $       1.84     $        1.46$     1.32

       The weighted average fair value of options granted in 2004, 2003 and 2002 was $9.33, $6.56 and

$4.64, respectively. The fair value of each option grant is estimated on the date of grant using the Black- Scholes option pricing model with the following weighted average assumptions:


                                      2004             2003            2002
                                      ----             ----            ----
Expected dividend yield                 0%               0%             0%
Expected stock price volatility        51%              52%            53%
Risk-free interest rate               3.6%             3.3%           3.3%
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

3.   Inventories

         Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                          December 25,        December 27,
(in thousands)                2004                2003
---------------------- ------------------ --------------------
Bulk product                      $26,407              $22,365
Finished product                   32,029               25,906
Packaging materials                 3,000                2,899
---------------------- ------------------ --------------------
Total                             $61,436              $51,170
====================== ================== ====================

4.   Property, Plant  and Equipment

         Property, plant and equipment consists of the following:


                                         December 25,          December 27,
(in thousands)                                2004                 2003
------------------------------------ ------------------ --------------------
Property under capitalized leases              $ 2,452              $ 2,452
Buildings                                       10,447                8,419
Machinery, equipment and tooling                24,693               20,296
Furniture,  fixtures and
    leasehold improvements                       3,633                3,677
Computer and other equipment                    25,168               20,468
------------------------------------ ------------------ --------------------
Total                                           66,393               55,312
Less-accumulated  depreciation                 (40,695)            (37,722)
------------------------------------ ------------------ --------------------
Property, plant and equipment, net             $25,698              $17,590
==================================== ================== ====================

5.  Long-Term Debt

         Long-term debt consists of the following:


                                     December 25,        December 27,
 (in thousands)                           2004                2003
--------------------------------- ------------------- -------------------
Senior notes                                  $34,285             $42,857
Obligation for stock repurchase
(Note 7)                                          474                 927
--------------------------------- ------------------- -------------------
    Total                                      34,759              43,784
    Less: Current portion                     ( 9,045)             (8,571)
--------------------------------- ------------------- -------------------
    Total long-term debt                      $25,714             $35,213
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

        Bank Credit Facility. The Company has a Revolving Credit Facility which provides for a $10 million facility that expires in June 2005. Borrowings under the facility are on an unsecured basis with interest at LIBOR plus 150 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. The average amount outstanding under the Revolving Credit Facility was $422,000 during 2004. The maximum amount outstanding in 2004 was $7.0 million. There were no borrowings outstanding as of December 25, 2004. There were no borrowings under the Revolving Credit Facility in 2003. The Company's Swedish subsidiary maintains a $750,000 credit facility. As of December 25, 2004, no amounts were outstanding under this facility, which is provided on an unsecured, short-term basis.

        The Company is in compliance with all financial covenants contained in the Senior Notes and Revolving Credit Facility.

        Aggregate annual principal payments applicable to long-term debt obligations as of December 25, 2004 are as follows:


(in thousands)
 2005                              $ 9,045
 2006                                8,571
 2007                                8,571
 2008                                8,572
Thereafter                               -
------------------------------------------
Total                              $34,759
------------------------------------------


6.  Operating Lease Commitments and Rent Expense

        The Company leases certain equipment, automobiles and operating facilities, including the Company's primary operating facility which is leased from a partnership related to the Company by common ownership, under noncancelable operating leases. Approximate future minimum rental payments under these leases are summarized as follows:

 (in thousands)
2005                    $   2,267
2006                        2,125
2007                        2,060
2008                          522
2009                          532
Thereafter                    137
-------------- ------------------
Total                     $ 7,643
============== ==================

        Rent expense was $2.9 million in 2004, $2.8 million in 2003 and $2.9 million in 2002.

7.   Related Party Transactions

        The Company has entered into a noncancelable operating lease for its primary operating facility from a partnership in which the Company's Chief Executive Officer and Executive Vice President are partners. Total rental payments each year to the partnership under the lease arrangement were $1.2 million in 2004, 2003 and 2002.

        Prior to April 2003, the Company had leased its Carrollton, Georgia facility from another partnership in which the Company's Chief Executive Officer and Executive Vice President are partners. During 2003, the Company entered into an agreement to terminate the lease for this facility. In connection with this agreement, the Company paid $200,000, which was accrued in 2002, to terminate this lease subject to the closing of the sale of the building by the partnership to an unrelated entity. Total payments to the partnership under the lease arrangements, including the lease termination payment, were $269,000 and $272,000 in 2003 and 2002, respectively.

              In November 2001, the Company amended certain agreements related to its 1998 acquisition of Scan- Tech USA/Sweden A.B. and related entities ("ScanTech") in exchange for consideration of approximately $3.2 million to be paid in installments through December 31, 2005. The Company paid $0.5 million of this amount both in 2004 and 2003. The obligation includes interest imputed at a 5.0% rate. The remaining amount payable of $0.5 million is due to an entity controlled by the President of Scan-Tech.

8. Income Taxes

        The components of the income tax provision are as follows:

 (in thousands)                 2004              2003              2002
------------------------ ------------------ ----------------- ----------------
Current:
 Federal                             $7,621            $5,371           $ 6,048
 State                                  517               292              365
 Foreign                                650               424              394
------------------------ ------------------ ----------------- ----------------
                                      8,788             6,087            6,807
------------------------ ------------------ ----------------- ----------------
Deferred:
 Federal                                857             1,224               36
 State                                   59                61                2
 Foreign                                  -                 -                -
------------------------ ------------------ ----------------- ----------------
                                        916             1,285               38
------------------------ ------------------ ----------------- ----------------
  Total                              $9,704            $7,372           $6,845
======================== ================== ================= ================

The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective tax rate:

                                             2004          2003          2002
-------------------------------------------------------------------------------
Federal taxes at statutory rate             35.0%         34.0%         34.0%
State taxes, net of Federal tax benefit      1.4%          1.1%          1.2%
Other                                       (0.2%)          0.6%         0.4%
-------------------------------------------------------------------------------
Effective tax rate                          36.2%          35.7%         35.6%
===============================================================================

            Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:


                                          December 25,       December 27,
 (in thousands)                                2004             2003
-------------------------------------- ----------------- ----------------------
Assets:
    Inventories                                $3,195                $ 3,251
    Accounts receivable                         3,449                  2,833
    Accrued expenses                            1,765                  1,547
--------------------------------------  ---------------- ----------------------
        Gross deferred tax assets               8,409                  7,631
-------------------------------------- ----------------- ----------------------
Liabilities:
    Depreciation                                1,284                    106
    Goodwill                                    5,180                  4,664
-------------------------------------- ----------------- ----------------------
        Gross deferred tax liabilities          6,464                  4,770
-------------------------------------- ----------------- ----------------------
    Net deferred tax assets                    $1,945                 $2,861
====================================== ================= ======================

            Based on the Company's history of taxable income and its projection of future earnings, the Company believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets.

            As of December 25, 2004, the Company has not provided taxes on unremitted foreign earnings from its foreign affiliate of approximately $8.7 million that are intended to be indefinitely reinvested in operations and expansion outside the United States. The Company is exploring a one time repatriation of earnings from certain foreign affiliates as a result of the American Jobs Creation Act of 2004, but has not made a decision regarding such repatriation. The deduction is subject to a number of limitations and uncertainty remains as to how to interpret numerous provisions in the American Jobs Creation Act of 2004. As such, the Company is not yet in a position to decide on whether, and to what extent, it might repatriate foreign earnings.

 9. Business Segments

            In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that its business comprises a single reportable operating segment, namely, the sale of replacement parts for the automotive aftermarket.

            During 2004, 2003 and 2002, two customers each accounted for more than 10% of net sales and in the aggregate accounted for 34%, 31% and 36% of net sales, respectively. Net sales to countries outside the US, primarily to Western Europe and Canada in 2004, 2003 and 2002 were $23.1 million, $20.7 million and $22.9 million, respectively.

 10.   Commitments and Contingencies

            Shareholder Agreement.   A shareholder agreement was entered into
in September 1990 and
amended and restated on August 1, 2004. Under the agreement, each of Richard Berman, Steven Berman, Jordan Berman, Marc Berman and Fred Berman has granted the others of them rights of first refusal, exercisable on a pro rata basis or in such other proportions as the exercising shareholders may agree, to purchase shares of the common stock of the Company which any of them, or upon their deaths their respective estates, proposes to sell to third parties. The Company has agreed with these shareholders that, upon their deaths, to the extent that any of their shares are not purchased by any of these surviving shareholders and may not be sold without registration under the Securities Exchange Act of 1933, as amended (the "1933 Act"), the Company will use its best efforts to cause those shares to be registered under the 1933 Act. The expenses of any such registration will be borne by the estate of the deceased shareholder.

            Legal Proceedings. The Company is party to certain legal proceedings and claims arising in the normal course of business. Management believes that the disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

 11. Capital Stock

            Undesignated Stock. The Company has 75,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by the Board of Directors.

            Incentive Stock Option Plan. Effective May 18, 2000 the Company amended and restated its Incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 1,172,500 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At December 25, 2004, options to acquire 218,041 shares were available for grant under the Plan.

            Transactions under the Plan for the three years ended December 25, 2004 were as follows:

                                                               Option Price          Weighted
                                            Shares               per Share        Average Price
--------------------------------------- ---------------- ------------------- -------------------
 Balance at December 29, 2001                  804,429           $1.00 - 9.625         $2.59
     Granted                                    45,000                    8.00          8.00
     Exercised                                 (51,750)            1.00 - 3.00          2.71
     Canceled                                   (7,500)                   3.00          3.00
--------------------------------------- ---------------- ------------------- -------------------
 Balance at December 28, 2002                  790,179            1.00 - 9.625          2.89
     Granted                                   148,250           10.15 - 14.28         11.51
     Exercised                                (284,033)           1.00 - 9.625          2.62
     Canceled                                  ( 5,750)            3.00 - 8.00          6.07
--------------------------------------- ---------------- ------------------- -------------------
 Balance at December 27, 2003                   648,646          1.00 - 14.28           4.96
     Granted                                     60,000         16.01 - 19.45          16.46
     Exercised                                 (193,346)         1.00 - 10.15           2.77
     Canceled                                  ( 54,000)        10.15 - 10.16          10.16
--------------------------------------- ---------------- ------------------- -------------------
 Balance at December 25, 2004                   461,300         $1.00 - 19.45          $6.77
--------------------------------------- ---------------- ------------------- -------------------
 Options exercisable at
 December 25, 2004                              295,367         $1.00 - 14.28           $3.36
--------------------------------------- ---------------- ------------------- -------------------

The following table summarizes information concerning currently outstanding and exercisable options at December 25, 2004:


                                  Options Outstanding                            Options Exercisable
                    -----------------------------------------------       ---------------------------------
                                        Weighted-
                                         Average        Weighted-
                                        Remaining        Average                               Weighted-
 Range of                Numbers       Contractual      Exercise               Number           Average
Exercise Price        Outstanding      Life (years)       Price             Exercisable     Exercise Price
------------------  ---------------- ---------------- -------------       ----------------  ---------------
     $1.00 - $3.00       267,550            6.1            $2.50               264,017           $ 2.51
     $5.70 - $8.00        40,500            7.4            $7.82                12,700           $ 7.73
   $10.15 - $14.28        93,250            8.7           $12.32                18,650           $12.32
   $16.01 - $19.45        60,000            9.2           $16.46                  -                   -

            Employee Stock Purchase Plan. In March 1992, the Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Plan permits the granting of options to purchase up to 300,000 shares of common stock by the employees of the Company. In any given year, employees may purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expire on the last day of the fiscal year. During 2004, optionees had exercised rights to purchase 554 shares at prices from $14.03 to $22.47 per share for total net proceeds of $10,000.

            401(k) Retirement Plan. The Company maintains a defined contribution profit sharing and 401(k) plan covering substantially all of its employees as of December 25, 2004. Annual contributions under the plan are determined by the Board of Directors of the Company. Consolidated expense related to the plan was $865,000, $1,121,000, and $856,000 in fiscal 2004, 2003 and 2002, respectively.

 12.  Accounting Pronouncements

            In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment". This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS No. 123R is effective for the first interim or annual reporting period that begins after June 15, 2005, the Company's third fiscal quarter. The Company is currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified- retrospective transition method. While the Company has not yet determined the precise impact that this statement will have on its financial condition and results of operations for fiscal 2005, assuming future annual stock option awards are comparable to prior years annual awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact on diluted earnings per share is expected to be consistent with our pro forma SFAS No. 123 disclosures.

            In December 2004, the FASB issued two FASB Staff Positions (FSP) regarding the accounting implications of the American Jobs Creation Act of 2004. The Company is assessing the impact, if any, that FAS No. 109-1, "Application of FASB Statement No. 109 'Accounting for Income Taxes' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" and FSP No. 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" will have on the Company's effective tax rate in 2005.

            In December 2004, the FASB issued SFAS No. 151 "Inventory Costs, an
Amendment of ARB No. 43, Chapter 4".   SFAS No. 151 clarifies the accounting for
abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS

No. 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company's fiscal year beginning January 1, 2006. The Company is currently assessing the impact, if any, of the adoption of the provisions of SFAS No. 151.

            In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception for exchange of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary assets and exchanges occurring in fiscal periods beginning after June 15, 2005, the Company's third fiscal quarter. As the Company does not engage in exchanges of non-monetary assets, the Company does not anticipate that implementation of this statement will have an impact on its financial condition or results of operations.

                In December 2003, the FASB issued Revised Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of Account Research Bulletin No. 51." FIN No. 46R addresses the consolidation by business enterprises of variable interest entities, as defined in the Interpretation. FIN No. 46R expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. Since the Company does not have any interests in variable interest entities, the adoption of FIN No. 46R did not have any effect on the Company's consolidated financial condition or results of operations.

 13.  Subsequent Event

        On February 24, 2005, the Company's Board of Directors approved a two-for-one split of the Company's common stock, payable in the form of a stock dividend of one share for each share held. The Board of Directors set March 15, 2005 as the record date for the determination of the shareholders entitled to receive the additional shares. The Company expects the shares to be distributed on March 28, 2005.

Supplementary Financial Information

Quarterly Results of Operations (Unaudited):

            The following is a summary of the unaudited quarterly results of operations for the fiscal years ended December 25, 2004 and December 27, 2003:


(in thousands, except per     First            Second                Third           Fourth
share amounts)                Quarter          Quarter               Quarter         Quarter
----------------------------- ---------------- ----------------- --- --------------- -----------------
                                                                2004
                              ------------------------------------------------------------------------
Net sales                       $56,005           $64,277             $64,135           $65,109
Income from operations            5,957             9,114               7,624             6,943
Net income                        3,318             5,317               4,402             4,044
Diluted earnings  per share        0.36              0.58                0.48              0.44

                                                                2003
                              ------------------------------------------------------------------------
Net sales                       $50,272           $58,068             $58,183           $55,560
Income from operations            4,338             6,372               6,610             6,732
Net income                        2,225             3,525               3,717             3,837
Diluted earnings per share         0.25              0.39                0.41              0.42


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None

Item 9A.  Controls and Procedures.

        Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Our Management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation, as of December 25, 2004, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information related to us during the period when our periodic reports are being prepared.

        Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation, as of December 25, 2004, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that, as of December 25, 2004, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 25, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

        Changes in Internal Control Over Financial Reporting

        Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, to determine whether any changes occurred during the quarter ended December 25, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 25, 2004.




Report of Independent Registered Public Accounting Firm

The Board of Directors
R&B, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that R&B, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). R&B, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that R&B, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, R&B, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of R&B, Inc. and subsidiaries as of December 25, 2004 and December 27, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 25, 2004, and the related financial statement schedule, and our report dated March 7, 2005 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

                                    KPMG LLP
Philadelphia, PA
March 7, 2005




                                            PART III


Item 10. Directors and Executive Officers of the Registrant.

        Information concerning the directors of the Company is incorporated by reference to the section entitled "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2005.

        Information concerning executive officers of the Company who are not also directors is presented in Item 4.1, Part I of this Report on Form 10-K.

         The information required by Item 10 regarding audit committee financial expert disclosure is incorporated by reference from the information under the caption "Committees of the Board of Directors - Audit Committee" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2005.

        The Company has adopted a written code of ethics, "Our Values and Standards of Business Conduct," which is applicable to all Company directors, officers and employees, including the Company's chief executive officer, chief financial officer, and principal accounting officer and controller and other executive officers identified pursuant to this Item 10 (collectively, the "Selected Officers"). In accordance with the Commission's rules and regulations a copy of the code is posted on our website. The Company intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.rbinc.com.


Item 11. Executive Compensation.

        Incorporated by reference to the section entitled "Executive Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2005.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

        Incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2005.

Equity Compensation Plan Information

        The following table details information regarding the Company's existing equity compensation plans as of December 25, 2004:


                                                                                      (c)
                                                                              Number of securities
                                         (a)                                 remaining available for
                                 Number of securities          (b)            future issuance under
                                  to be issued upon      Weighted-average     equity compensation
                                     exercise of        exercise price of       plans (excluding
        Plan Category           outstanding options,   outstanding options,  securities reflected in
                                 warrants and rights   warrants and rights        column (a))
----------------------------  -----------------------  --------------------  -----------------------
Equity compensation plans
approved by security holders              461,300                $6.77                  218,041

Equity compensation plans not
approved by security holders                  -                    -                        -

                               ----------------------- -------------------- ------------------------
Total                                     461,300                $6.77                  218,041
                               ======================= ==================== ========================


Item 13. Certain Relationships and Related Transactions.

        Incorporated by reference to the section entitled "Executive Compensation and Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2005.


Item 14.  Principal Accountant Fees and Services.

        Incorporated by reference to the section entitled "Independent Auditors Fees" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 19, 2005.




                                               PART IV

Item 15.  Exhibits and Consolidated Financial Statement Schedules.

        (a)(1) Consolidated Financial Statements. The consolidated financial statements of the Company and related documents are listed in Item 8, Part II, of this Report on Form 10-K.

        Report of Independent Registered Public Accounting Firm

        Consolidated Statements of Operations for the years ended December 25, 2004, December 27, 2003 and December 28, 2002.

        Consolidated Balance Sheets as of December 25, 2004 and December 27,
        2003.

        Consolidated Statements of Shareholders' Equity for the years ended December 25, 2004, December 27, 2003 and December 28, 2002.

        Consolidated Statements of Cash Flows for the years ended December 25, 2004, December 27, 2003 and December 28, 2002.

        Notes to Consolidated Financial Statements

        (a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Report on Form 10-K:

                                                                        Page

        Schedule II - Valuation and Qualifying Accounts..................42

        (a)(3) Exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K and Item 15(c) of this Form 10-K are listed below:

Item 601
Exhibit
Number        Title

3.1 (1)       Amended and Restated Articles of Incorporation of the Company.

3.2 (1)       Bylaws of the Company.

4.1 (1)       Specimen Common Stock Certificate of the Company.

4.2 Amended and Restated Shareholders' Agreement dated August 1, 2004 (filed with this report).

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

23 Consent of Independent Registered Public Accounting Firm (filed with this report)

31.1 Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2 Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32 Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002
              (filed with this report).
------------------------
+ Management Contracts and Compensatory Plans, Contracts or Arrangements.
(1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).
(2) Incorporated by reference to the Exhibits files with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
(3) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740).
(4) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
(5) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.
(6)Incorporated by reference to the Exhibits filed with the Company's Proxy Statement for the fiscal year ended December 27, 1997.
(7) Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994.
(8) Incorporate by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

                                            SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   R&B, Inc.

Date: March 8, 2005                By:   \s\ Richard N. Berman
                                  ----------------------------------
                                   Richard N. Berman, Chairman, President
                                   and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                  Capacity                      Date
     ----------             -------------------------        ----------

 \s\ Richard N. Berman      President, Chief Executive    March 8, 2005
----------------------      Officer, and Chairman of the
   Richard N. Berman        Board of Directors
                            (principal executive officer)

 \s\ Mathias J. Barton      Chief Financial Officer       March 8, 2005
----------------------
   Mathias J. Barton        (principal financial and
                            accounting officer)

 \s\ Steven L. Berman       Executive Vice President,     March 8, 2005
 --------------------       Secretary-Treasurer, and
   Steven L. Berman         Director

 \s\ George L. Bernstein    Director                      March 8, 2005
------------------------
   George L. Bernstein

 \s\ John F. Creamer, Jr.   Director                      March 8, 2005
-------------------------
   John F. Creamer, Jr.

 \s\ Paul R. Lederer        Director                      March 8, 2005
 -------------------
   Paul R. Lederer

 \s\ Edgar W. Levin         Director                      March 8, 2005
--------------------
   Edgar W. Levin



                      SCHEDULE II: Valuation and Qualifying Accounts

(in thousands)                                          For the Year Ended
-------------------------------------- ----------------------------------------------------
                                         December 25,      December 27,      December 28,
                                             2004              2003              2002
                                       ----------------- ----------------- ----------------
Allowance for doubtful accounts:
     Balance, beginning of period            $     1,191         $   1,337       $      901
     Provision                                       110               504              737
     Charge-offs                                    (195)            ( 650)            (301)
-------------------------------------- ----------------- ----------------- ----------------
     Balance, end of period                   $    1,106         $   1,191       $    1,337
====================================== ================= ================= ================
Allowance for customer credits:
     Balance, beginning of period               $ 16,530          $ 16,517         $ 14,209
     Provision                                    40,375            37,136           35,769
     Charge-offs                                 (37,436)          (37,123)         (33,461)
-------------------------------------- ----------------- ----------------- ----------------
     Balance, end of period                     $ 19,469           $16,530         $ 16,517
====================================== ================= ================= ================