Form 10-Q
period 2005-03-26
R & B INC
filed 2005-05-02
CIK 868780

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             -------------------

                                  FORM 10-Q

                             -------------------


         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 26, 2005

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

As of April 29, 2005 the Registrant had 17,926,648 common shares, $.01 par value, outstanding.
-----------------------------------------------------------------------------

                          R & B, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  March 26, 2005


                                                                          Page
Part I -- FINANCIAL INFORMATION

        Item 1.Consolidated Financial Statements (unaudited)

               Statements of Operations:
                   Thirteen Weeks Ended March 26, 2005 and March 27, 2004 . .3

               Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . 4

               Statements of Cash Flows.............................         5

               Notes to Consolidated Financial Statements...........         6

        Item 2.Management's Discussion and
                   Analysis of Results of Operations and
                   Financial Condition..............................         9

        Item 3.Quantitative and Qualitative Disclosure about Market Risk . .12

        Item 4.Controls and Procedures. . . . . . . . . . . . . . . . . . . 12

Part II -- OTHER INFORMATION

        Item 1.Legal Proceedings....................................        13

        Item 6.Exhibits. . .........................................        13

        Signatures . . . . . . . ...................................        14

                      PART I.  FINANCIAL INFORMATION

                ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                        R&B, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (unaudited)

                                                   For the Thirteen Weeks Ended
                                                  -----------------------------
                                                       March 26,      March 27,
(in thousands, except per share data)                    2005          2004
------------------------------------------------------------------------------

Net Sales                                          $    61,231     $   56,005
Cost of goods sold                                      38,538         35,390
------------------------------------------------------------------------------
         Gross profit                                   22,693         20,615
Selling, general and administrative expenses            16,623         14,658
------------------------------------------------------------------------------
         Income from operations                         6,070           5,957
Interest expense, net of interest income of  $7 and $54   607             761
------------------------------------------------------------------------------
         Income before taxes                             5,463          5,196
Provision for taxes                                      2,009          1,878
------------------------------------------------------------------------------
         Net Income                                $     3,454    $     3,318
==============================================================================
Earnings Per Share:
        Basic                                            $0.19          $0.19
        Diluted                                          $0.19          $0.18
==============================================================================
Average Shares Outstanding:
        Basic                                           17,885         17,562
        Diluted                                         18,449         18,312


        See accompanying notes to consolidated financial statements.

                              R&B, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                             March 26,         December 25,
 (in thousands, except share data)                             2005                2004
---------------------------------------------------      ----------------- ---------------
Assets                                                      (unaudited)
Current Assets:

   Cash and cash equivalents                                $   5,604       $     7,152
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $17,755 and $20,575      56,467            60,962
  Inventories                                                  64,385            61,436
  Deferred income taxes                                         8,548             8,417
  Prepaids and other current assets                               988             1,609
--------------------------------------------------- ----------------- -----------------
     Total current assets                                     135,992           139,576
--------------------------------------------------- ----------------- -----------------
Property, Plant and Equipment, net                             26,518            25,698
Goodwill                                                       29,233            29,410
Other Assets                                                      686               720
--------------------------------------------------- ----------------- -----------------
      Total                                                  $192,429          $195,404
=================================================== ================= =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                        $    9,052        $    9,045
  Accounts payable                                             10,887            15,599
  Accrued compensation                                          4,554             8,028
  Other accrued liabilities                                     6,250             5,319
--------------------------------------------------- ----------------- -----------------
    Total current liabilities                                  30,743            37,991
Other Long-Term Liabilities                                       773                 -
Long-Term Debt                                                 25,714            25,714
Deferred Income Taxes                                           6,890             6,472
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 17,923,648 and 17,871,928            179               179
   Additional paid-in capital                                  35,098            34,659
   Cumulative translation adjustments                           2,698             3,509
   Retained earnings                                           90,334            86,880
   Total shareholders' equity                                 128,309           125,227
--------------------------------------------------- ----------------- -----------------
      Total                                                  $192,429          $195,404
=================================================== ================= =================

       See accompanying notes to consolidated financial statements.

                                    R&B, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (unaudited)


                                                                         For the Thirteen Weeks Ended
                                                                     -----------------------------------
                                                                          March 26,           March 27,
(in thousands)                                                              2005                2004
----------------------------------------------------------------     --------------- -------------------
Cash Flows from Operating Activities:
Net income                                                                $ 3,454         $     3,318
Adjustments to reconcile net income to cash provided by (used in)
   operating activities:
   Depreciation and amortization                                            1,326               1,080
   Provision for doubtful accounts                                             38                 143
   Provision for deferred income tax                                          268                 283
Changes in assets and liabilities:
    Accounts receivable                                                     4,214              (7,530)
    Inventories                                                            (1,701)                242
    Prepaids and other                                                        601                  53
    Accounts payable                                                       (4,604)                180
    Other accrued liabilities                                              (3,016)             (1,421)
----------------------------------------------------------------  --------------- -------------------
       Cash provided by (used in) operating activities                        580              (3,652)
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                 (2,160)             (1,762)
   Purchases of short-term investments                                          -              (4,805)
   Proceeds from maturities of short-term investments                           -               5,250
----------------------------------------------------------------  --------------- -------------------
      Cash used in investing activities                                    (2,160)             (1,317)
----------------------------------------------------------------  --------------- -------------------
Cash Flows from Financing Activities:
   Proceeds from common stock issuances                                        32                  42
----------------------------------------------------------------  --------------- -------------------
       Cash provided by financing activities                                   32                  42
----------------------------------------------------------------  --------------- -------------------
Net Decrease in Cash and Cash Equivalents                                  (1,548)             (4,927)
Cash and Cash Equivalents, Beginning of Period                              7,152              15,177
----------------------------------------------------------------  --------------- -------------------
Cash and Cash Equivalents, End of Period                                  $ 5,604          $   10,250
================================================================  =============== ===================
Supplemental Cash Flow Information
    Cash paid for interest expense                                        $   623          $      790
    Cash paid for income taxes                                            $ 1,139          $      207

        See accompanying notes to consolidated financial statements.

                         R&B, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2005 AND MARCH 27, 2004 (UNAUDITED)

1.  Basis of Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 26, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. The Company may experience significant fluctuations from quarter to quarter in its results of operations due to the timing of orders placed by the Company's customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 25, 2004.

2.  Sales of Accounts Receivable

      The Company has entered into several customer sponsored programs administered by unrelated financial institutions that permit the Company to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. The Company does not retain any servicing requirements for these accounts receivable. Transactions under this agreement are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125." At March 26, 2005 and December 25, 2004, respectively, $21.9 million and $18.0 million of accounts receivable were sold and removed from the consolidated balance sheets.

3.      Inventories

     Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                       March 26,     December 25,
(in thousands)           2005            2004
------------------- --------------- ---------------
Bulk product                $25,235         $26,407
Finished product             36,398          32,029
Packaging materials           2,752           3,000
------------------- --------------- ---------------
Total                       $64,385         $61,436

=================== =============== ===============

Included in Finished product as of March 26, 2005 is approximately $1.6 million in inventory held on consignment with one customer.

4.   Earnings Per Share

     The following table sets forth the computation of basic earnings per share and diluted earnings per share for the thirteen week periods ended March 26, 2005 and March 27, 2004.

                                                     Thirteen Weeks Ended
                                              ---------------------------------
                                                   March 26,         March 27,
(in thousands, except per share data)                2005              2004
--------------------------------------------- -------------       -------------
Numerator:

     Net income ...................................$.3,454          $ 3,318
Denominator:
     Weighted average shares outstanding
 used in basic earnings per share calculation       17,885           17,562

     Effect of dilutive stock options... ..............564              750
                                              ------------------------------
     Adjusted weighted average shares outstanding
          diluted earnings per share...............18,449            18,312
                                              ============= === ============= =
Basic earnings per share........................... $0.19           $  0.19
                                              ============= === ============= =
Diluted earnings per share......................... $0.19           $  0.18
                                              ============= === ============= =


     On February 24, 2005, the Company's Board of Directors approved a two-for-one split of the Company's common stock, payable in the form of a stock dividend of one share for each share held. The Board set March 15, 2005 as the record date for the determination of the shareholder's entitled to receive the additional shares. The shares were distributed to the shareholders of record on March 28, 2005. All earnings per share and common stock information is presented as if the stock split occurred prior to the earliest year included in these consolidated financial statements.

5.     Stock-Based Compensation

     Effective May 18, 2000 the Company amended and restated its incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At March 26, 2005, options to acquire 340,116 shares were available for grant under the Plan.

     The Company accounts for the Plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees", and related interpretations. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of the common stock and the exercise price of the option. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards, ("SFAS") No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                                      Thirteen Weeks Ended
------------------------------------------------ ------------------------------
 (in thousands, except per share data)            March 26,          March 27,
                                                     2005              2004
------------------------------------------------ -----------------  ----------
Net income:
    Net income, as reported                     $    3,454       $     3,318

    Less: Stock-based employee compensation
expense, net of related tax effects, determined
under the fair value based method for all awards      (61)              (35)

Net income, pro forma                            $   3,393       $     3,283
------------------------------------------------ -----------------  -----------

Earnings per share:
        Basic - as reported                     $     0.19       $      0.19
        Basic - pro forma                       $     0.19       $      0.19
        Diluted - as reported                   $     0.19       $      0.18
        Diluted - pro forma                     $     0.18       $      0.18


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                   2005             2004
                                                   ----             ----
Expected dividend yield                             0%                0%
Expected stock price volatility                    47%               51%
Risk-free interest rate                           3.9%              3.7%
Expected life of option                           7.5 years         7.5 years

6.      Related-Party Transactions

     The Company has entered into a noncancelable operating lease for its primary operating facility from a partnership in which the Company's Chief Executive Officer and Executive Vice President are partners.

7.      New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment". This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method. While the Company has not yet determined the precise impact that this statement will have on its financial condition and results of operations for fiscal 2006, assuming future annual stock option awards are comparable to prior years annual awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact on diluted earnings per share is expected to be consistent with our pro forma SFAS No. 123 disclosures.

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

       In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception for exchange of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary assets and exchanges occurring in fiscal periods beginning after June 15, 2005, the Company's third fiscal quarter. As the Company does not engage in exchanges of non-monetary assets, the Company does not anticipate that implementation of this statement will have an impact on its consolidated financial condition or results of operations.

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

    The automotive aftermarket has been consolidating over the past several years. As a result, the Company's customers have more leverage in negotiations and have been seeking further pricing concessions from the Company. These requests can come in different forms depending upon the customer. Some customers seek selling price reductions while others request extended payment terms or larger returns of slow moving product when negotiating with the Company. While the Company does its best to avoid such concessions, in some cases selling prices have been adjusted downward, payment terms to customers have been extended and returns of product have exceeded historical levels. Product returns and selling price reductions affect the Company's profit levels while terms extensions generally reduce operating cash flow and require additional capital to finance the business. Management expects these trends to continue for the foreseeable future.

    In the first quarter of 2005, the Company agreed to consign inventory for a portion of one product line on behalf of a large customer. As part of this transaction, the Company purchased $1.7 million of the product from the customer and will resell it to the customer under the consigned inventory arrangement. In exchange, the Company received the customer's commitment to transition two other product lines from other suppliers to the Company and to continue all three programs for a minimum of two years. A portion of these two new product lines will also be handled as consigned inventory. The customer also agreed to purchase any inventory on consignment or to continue to sell through it in the event that the Company is replaced as the primary supplier of these lines after two years. The Company expects to have approximately $2.5 million of inventory on consignment with the customer once the transition of all three product lines is completed. The transaction did not have a material impact on profitability or cash flow in the first quarter of 2005. However, cash flows, gross profits and net income in future periods will be lower than they otherwise would have been as this arrangement will result in an increase in the time it takes for the Company to record sales and receive cash from the customer.

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



Results of Operations

        The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:

                                                  Percentage of Net Sales
                                             ---------------------------------
                                                For the Thirteen Weeks Ended
                                             ---------------------------------
                                                 March 26,         March 27,
                                                    2005             2004
----------------------------------------    ---------------- ----------------
Net Sales                                           100.0%           100.0%
Cost of goods sold                                   62.9             63.2
---------------------------------------- ---------------- ----------------
Gross profit                                         37.1             36.8
Selling, general and administrative expenses         27.2             26.2
---------------------------------------- ---------------- ----------------
Income from operations                                9.9             10.6
Interest expense, net                                 1.0              1.3
---------------------------------------- ---------------- ----------------
Income before taxes                                   8.9              9.3
Provision for taxes                                   3.3              3.4
---------------------------------------- ---------------- ----------------
Net Income                                           5.6%             5.9%
========================================    ================ ================


Thirteen Weeks Ended March 26, 2005 Compared to Thirteen Weeks Ended March 27, 2004

        Net sales increased 9% to $61.2 million for the thirteen weeks ended March 26, 2005 from $56.0 million for the same period in 2004. Sales volume in 2005 increased as a result of continued sales growth from products introduced within the last twelve months.

        Cost of goods sold, as a percentage of sales, remained essentially unchanged at 62.9% for the thirteen weeks ended March 26, 2005 compared to 63.2% in the same period last year. The Company has experienced gross margin reductions in several product lines as a result of selling price reductions due to competitive pressures, but this has been offset by a shift in sales mix and savings from materials resourcing initiatives.

        Selling, general and administrative expenses for the thirteen weeks ended March 26, 2005 increased $1.9 million, or 13%, to $16.6 million from $14.7 million for the same period in 2004. This increase is the result of the Company's decision to invest additional resources in new product development and promotional support as well as volume-driven variable expense increases, and inflationary increases in wages and other costs. Selling, general and administrative expenses for the thirteen weeks ended March 26, 2005 and March 27, 2004 include $0.3 million and $0.1 million, respectively in financing costs associated with accounts receivable sales programs whereby the Company sells its accounts receivable on a non- recourse basis to financial institutions.

        Interest expense, net, decreased to $0.6 million for the thirteen weeks ended March 26, 2005 from $0.8 million in the prior year due to lower borrowing levels.

        The Company's effective tax rate increased to 36.8% for the thirteen weeks ended March 26, 2005 from 36.1% for the thirteen weeks ended March 27, 2004 due to the impact of higher graduated tax rates associated with the Company's higher earnings levels and the loss of certain state tax benefits in 2005 as a result of changes in tax legislation.

Liquidity and Capital Resources

        Historically, the Company has financed its growth through a combination of cash flow from operations and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. At March 26, 2005, working capital was $105.2 million, total long-term debt (including the current portion) was $34.8 million and shareholders' equity was $128.3 million. Cash and cash equivalents as of March 26, 2005 totaled $5.6 million.

        Over the past three years the Company has extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. The Company participates in accounts receivable sales programs with several customers which allow it to sell its accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of March 26, 2005 and December 25, 2004, respectively, the Company had sold $21.9 million and $18.0 million in accounts receivable under these programs and had removed them from its balance sheets. The Company expects continued pressure to extend its payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

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

        The Company maintains a $10.0 million Revolving Credit Facility which expires in June 2005. Borrowings under the amended facility are on an unsecured basis with interest at LIBOR plus 150 basis points. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. In addition, the Company's Swedish subsidiary maintains a short-term $0.7 million credit facility. There were no borrowings outstanding under these facilities as of March 26, 2005.

        In November 2001, the Company amended certain agreements related to its 1998 acquisition of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech")in exchange for consideration of approximately $3.2 million to be paid in installments through December 31, 2005. The remaining amount outstanding under this obligation was $0.5 million at March 26, 2005 and is due to an entity controlled by the President of one of the Company's subsidiaries.

        The Company's business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

        The Company reported a net source of cash flow from its operating activities of $0.6 million in the thirteen weeks ended March 26, 2005. The primary uses of cash flow were accounts payable, other accrued liabilities and inventory, which utilized $4.6 million, $3.0 million and $1.7 million in cash, respectively. Accounts payable decreased $4.6 million in the thirteen weeks ended March 26, 2005 as a result of the timing of the payments to suppliers and an unusually high level of inventory and property, plant and equipment purchases in November and December 2004, which were included in accounts payable at year end but were paid prior to March 26, 2005. Other accrued liabilities resulted in a $3.1 million use of cash in the first quarter of 2005 as a result of the Company's funding of employee profit sharing and incentive payments earned in the prior year, but paid in the first quarter. Inventory increased as a result of the addition of inventory for new product lines. Net income, depreciation and a $4.2 million decrease in accounts receivable were the primary sources of operating cash flow in the thirteen weeks ended
March 26, 2005. The primary reason for the accounts receivable decline was a $3.9 million increase in accounts receivable sold to fund working capital needs.

        Investing activities used $2.2 million of cash in the thirteen weeks ended March 26, 2005 as a result of additions to property, plant and equipment. The Company's largest 2005 capital project is the automation and expansion of its central distribution center in Warsaw, Kentucky. This project began in 2004 and was originally expected to be completed in early 2005 at a cost of $5.0 million. Scope changes and other factors are now expected to delay completion of the project until late 2005, and total costs are now expected to be approximately $6.0 million. Capital spending in the thirteen weeks ended March 26, 2005 also included tooling associated with new products, upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements.

        Financing activities in the form of common stock issuances as a result of stock option exercises generated less than $0.1 million in cash in the thirteen weeks ended March 26, 2005.

        The Company believes that cash and cash equivalents on hand and cash generated from operations together with its available sources of capital are sufficient to meet its ongoing cash needs for the foreseeable future.

Foreign Currency Fluctuations

        In 2004, approximately 60% of the Company's products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, weakness in the dollar has resulted in some materials price increase and pressure from several foreign suppliers to increase prices further. To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase further.

        The Company makes significant purchases of product from Chinese vendors. The Chinese Yuan exchange rate has been fixed against the U.S. Dollar since1998. Recently, the Chinese government has been under increasing pressure to revalue its currency, or to make its exchange rate more flexible. Most experts believe that the value of the Yuan would increase relative to the U.S. Dollar if it was revalued or allowed to float. Such a move would most likely result in an increase in the cost of products that are purchased from China.

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


                                         R & B, INC.


Date   May 2, 2005                       \s\ Richard Berman
    --------------                       -------------------------
                                         Richard Berman
                                         President and Chief Executive Officer






Date   May 2, 2005                       \s\ Mathias Barton
    ---------------                      --------------------------
                                         Mathias Barton
                                         Chief Financial Officer and
                                         Principal Accounting Officer