Form 10-Q
period 2005-06-25
R & B INC
filed 2005-08-01
CIK 868780

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q




           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 25, 2005

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

As of August 1, 2005 the Registrant had 17,932,129 common shares, $.01 par value, outstanding.

                          R & B, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  June 25, 2005


                                                                           Page
Part I -- FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements (unaudited)

                  Statements of Operations:
                    Thirteen Weeks Ended June 25, 2005 and June 26, 2004..... 3

                    Twenty-six Weeks Ended June 25, 2005 and June 26, 2004 .. 4

                  Balance Sheets............................................. 5

                  Statements of Cash Flows................................... 6

                  Notes to Consolidated Financial Statements................. 7

         Item 2.  Management's Discussion and
                      Analysis of Results of Operations and
                      Financial Condition................................... 11

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk. 15

         Item 4.  Controls and Procedures................................... 15

Part II -- OTHER INFORMATION

         Item 1.  Legal Proceedings......................................... 16

         Item 6.  Exhibits.................................................. 16

         Signatures ........................................................ 17

                                      PART I. FINANCIAL INFORMATION

                                ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                       R&B, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (unaudited)


                                                                                   For the Thirteen Weeks Ended
                                                                                   -----------------------------
                                                                                      June 25,          June 26,
(in thousands, except per share data)                                                   2005              2004
----------------------------------------------------------------------------------------------------------------

Net Sales                                                                         $    68,611         $   64,277
Cost of goods sold                                                                     43,668             39,317
----------------------------------------------------------------------------------------------------------------
         Gross profit                                                                  24,943             24,960
Selling, general and administrative expenses                                           16,925             15,846
----------------------------------------------------------------------------------------------------------------
         Income from operations                                                         8,018              9,114
Interest expense, net of interest income of  $6 and $23                                   682                769
----------------------------------------------------------------------------------------------------------------
         Income before taxes                                                            7,336              8,345
Provision for taxes                                                                     2,708              3,028
----------------------------------------------------------------------------------------------------------------
         Net Income                                                               $     4,628        $     5,317
================================================================================================================
Earnings Per Share:
        Basic                                                                           $0.26              $0.30
        Diluted                                                                         $0.25              $0.29
================================================================================================================
Average Shares Outstanding:
        Basic                                                                          17,927             17,691
        Diluted                                                                        18,464             18,387



                  See accompanying notes to consolidated financial statements.


                                           R&B, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (unaudited)


                                                                               For the Twenty-six Weeks Ended
                                                                            ------------------------------------
                                                                                  June 25,         June 26,
(in thousands, except per share data)                                              2005             2004
----------------------------------------------------------------------------------------------------------------

Net Sales                                                                        $    129,842          $ 120,282
Cost of goods sold                                                                     82,206             74,707
----------------------------------------------------------------------------------------------------------------
         Gross profit                                                                  47,636             45,575
Selling, general and administrative expenses                                           33,548             30,504
----------------------------------------------------------------------------------------------------------------
         Income from operations                                                        14,088             15,071
Interest expense, net of interest income of  $13 and $77                                1,289              1,530
----------------------------------------------------------------------------------------------------------------
         Income before taxes                                                           12,799             13,541
Provision for taxes                                                                     4,717              4,906
----------------------------------------------------------------------------------------------------------------
         Net Income                                                               $     8,082           $  8,635
================================================================================================================
Earnings Per Share:
        Basic                                                                     $      0.45           $   0.49
        Diluted                                                                   $      0.44           $   0.47
================================================================================================================
Average Shares Outstanding:
        Basic                                                                          17,906             17,608
        Diluted                                                                        18,457             18,325




                  See accompanying notes to consolidated financial statements.


                                              R&B, INC. AND SUBSIDIARIES

                                             CONSOLIDATED BALANCE SHEETS


                                                                      June 25,            December 25,
 (in thousands, except share data)                                      2005                   2004
-------------------------------------------------------------- ---------------------  ---------------------
Assets                                                              (unaudited)
Current Assets:
   Cash and cash equivalents                                         $   2,061            $     7,152
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $20,418 and  $20,575              66,827                 60,962
  Inventories                                                           70,521                 61,436
  Deferred income taxes                                                  8,565                  8,417
  Prepaids and other current assets                                      1,290                  1,609
-------------------------------------------------------------- ---------------------  ---------------------
     Total current assets                                              149,264                139,576
-------------------------------------------------------------- ---------------------  ---------------------
Property, Plant and Equipment, net                                      27,311                 25,698
Goodwill                                                                29,424                 29,410
Other Assets                                                               720                    720
-------------------------------------------------------------- ---------------------  ---------------------
      Total                                                           $206,719               $195,404
============================================================== =====================  =====================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                                 $    9,058             $    9,045
  Accounts payable                                                      15,039                 15,599
  Accrued compensation                                                   6,055                  8,028
  Other accrued liabilities                                              5,594                  5,319
-------------------------------------------------------------- ---------------------  ---------------------
    Total current liabilities                                           35,746                 37,991
Other Long-Term Liabilities                                                562                    -
Long-Term Debt                                                          31,464                 25,714
Deferred Income Taxes                                                    7,245                  6,472
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 17,932,129 and 17,871,928                     179                    179
   Additional paid-in capital                                           35,140                 34,659
   Cumulative translation adjustments                                    1,421                  3,509
   Retained earnings                                                    94,962                 86,880
   Total shareholders' equity                                          131,702                125,227
-------------------------------------------------------------- ---------------------  ---------------------
      Total                                                           $206,719               $195,404
============================================================== =====================  =====================

                  See accompanying notes to consolidated financial statements.


                                                R&B, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)


                                                                                       For the Twenty-six Weeks Ended
                                                                                  -----------------------------------------
                                                                                        June 25,             June 26,
(in thousands)                                                                            2005                 2004
--------------------------------------------------------------------------------- -------------------- --------------------
Cash Flows from Operating Activities:
Net income                                                                               $ 8,082              $ 8,635
Adjustments to reconcile net income to cash used in
   operating activities:
   Depreciation and amortization                                                           2,774                2,235
   Provision for doubtful accounts                                                           133                  295
   Provision for deferred income taxes                                                       574                  604
Changes in assets and liabilities:
    Accounts receivable                                                                   (6,087)              (18,556)
    Inventories                                                                           (7,820)                 (385)
    Prepaids and other                                                                       293                  (394)
    Accounts payable                                                                        (576)                 4,623
    Other accrued liabilities                                                             (2,270)                   820
    Other long-term liabilities                                                             (211)                   -
--------------------------------------------------------------------------------- -------------------- --------------------
       Cash used in operating activities                                                  (5,108)                (2,123)
--------------------------------------------------------------------------------- -------------------- --------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                                (4,113)                (5,212)
   Purchases of short-term investments                                                        -                  (4,821)
   Proceeds from maturities of short-term investments                                         -                   9,724
   Business acquisition, net of cash acquired                                             (1,680)                    -
--------------------------------------------------------------------------------- -------------------- --------------------
      Cash used in investing activities                                                   (5,793)                  (309)
--------------------------------------------------------------------------------- -------------------- --------------------
Cash Flows from Financing Activities:
   Net proceeds from revolving credit facility                                             5,750                     -
   Proceeds from common stock issuances                                                       60                    141
--------------------------------------------------------------------------------- -------------------- --------------------
       Cash provided by financing activities                                               5,810                    141
--------------------------------------------------------------------------------- -------------------- --------------------
Net Decrease in Cash and Cash Equivalents                                                 (5,091)                 (2,291)
Cash and Cash Equivalents, Beginning of Period                                             7,152                  15,177
--------------------------------------------------------------------------------- -------------------- --------------------
Cash and Cash Equivalents, End of Period                                                 $ 2,061                $ 12,886
================================================================================= ==================== ====================
Supplemental Cash Flow Information
    Cash paid for interest expense                                                       $ 1,231                $  1,597
    Cash paid for income taxes                                                           $ 3,998                $  2,730

                   See accompanying notes to consolidated financial statements.


                          R&B, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2005 AND JUNE 26, 2004 (UNAUDITED)

1.  Basis of Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 25, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. The Company may experience significant fluctuations from quarter to quarter in its results of operations due to the timing of orders placed by the Company's customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 25, 2004.

2.  Sales of Accounts Receivable

       The Company has entered into several customer sponsored programs administered by unrelated financial institutions that permit the Company to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. The Company does not retain any servicing requirements for these accounts receivable. Transactions under this agreement are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125." At June 25, 2005 and December 25, 2004, respectively, $15.3 million and $18.0 million of accounts receivable were sold and removed from the consolidated balance sheets.

3.      Inventories

      Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                              June 25,         December 25,
(in thousands)                  2005               2004
-----------------------  ------------------ -------------------
Bulk product                  $29,059             $26,407
Finished product               38,686              32,029
Packaging materials             2,776               3,000
-----------------------  ------------------ -------------------
Total                         $70,521             $61,436
=======================  ================== ===================

Included in Finished product as of June 25, 2005 is approximately $1.7 million in inventory held on consignment with one customer.

4.     Goodwill

      The Company follows the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill activity during the twenty-six week period ended June 25, 2005 is as follows: (in thousands)

Balance, December 25, 2005                        $ 29,410
Acquisition                                            480
Translation                                           (466)
                                                  -----------
Balance, June 25, 2005                            $ 29,424
                                                  -----------

      In June 2005, the Company acquired The Automotive Edge/Hermoff (Hermoff) for approximately $1.7 million. The consolidated results for the thirteen and twenty-six week periods ended June 25, 2005 include Hermoff since June 1, 2005. The Company has not presented pro forma results of operations for the twenty-six weeks ended June 25, 2005 and June 26, 2004, assuming the acquisition had occurred at the beginning of the respective periods as these results would not have been materially different than actual results for the periods. The goodwill recorded as a result of the acquisition will be revised upon final determination of the purchase price allocation.

5.         Long-Term Debt

            In May 2005, the Company amended its existing Revolving Credit Facility. The amended facility expires in June 2007. The May 2005 amendment increased the total credit facility from $10 million to $20 million. Borrowings under the amended facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at June 25, 2005 was LIBOR plus 85 basis points (4.17%). Borrowings under the facility were $5.8 million as of June 25, 2005. There were no borrowings under the facility as of December 25, 2004.

6.       Earnings Per Share

         The following table sets forth the computation of basic earnings per share and diluted earnings per share for the thirteen week and twenty-six week periods ended June 25, 2005 and June 26, 2004.

                                                           Thirteen Weeks Ended            Twenty-six Weeks Ended
                                                      _________________________________________________________________
                                                        June 25,          June 26,         June 25,       June 26,
(in thousands, except per share data)                      2005             2004             2005             2004
_______________________________________________________________________________________________________________________
Numerator:

     Net income ........................                  $.4,628         $ 5,317         $  8,082          $ 8,635
Denominator:
     Weighted average shares outstanding
     use in basic earnings per share calculation           17,927          17,691           17,906           17,608
      used in basic earnings per share calculation

     Effect of dilutive stock options............             537             696              551              717
                                                      --------------- ----------------- --------------- ----------------
     Adjusted weighted average shares outstanding
       diluted earnings per share................          18,464          18,387           18,457           18,325

                                                      =============== ================= =============== ================
Basic earnings per share.........................         $  0.26         $  0.30         $   0.45          $  0.49
                                                      =============== ================= =============== ================
Diluted earnings per share.......................         $  0.25         $  0.29         $   0.44          $  0.47
                                                      =============== ================= =============== ================

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

7.     Stock-Based Compensation

         Effective May 18, 2000 the Company amended and restated its incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors in no event more than 10 years from the date of grant. At June 25, 2005, options to acquire 340,511 shares were available for grant under the Plan.

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


                                                 Thirteen Weeks Ended                   Twenty-six Weeks Ended
---------------------------------------- -------------------------------------  ---------------------------------------
 (in thousands, except per share data)        June 25,            June 26,           June 25,            June 26,
                                                2005                2004               2005                2004

---------------------------------------- -------------------  ----------------  ------------------  -------------------

Net income:
    Net income, as reported                 $    4,628        $    5,317             $    8,082        $     8,635

 Less: Stock-based employee
compensation expense,  net of
related tax effects, determined under
the fair   value based method for all              (61)             (35)                   (121)               (70)
awards
     Net income, pro forma                  $    4,567        $   5,282              $    7,961        $     8,565
---------------------------------------- -------------------  ----------------  ------------------  -------------------
Earnings per share:
        Basic - as reported                 $     0.26        $    0.30              $     0.45        $      0.49
        Basic - pro forma                   $     0.25        $    0.30              $     0.44        $      0.49
        Diluted - as reported               $     0.25        $    0.29              $     0.44        $      0.47
        Diluted - pro forma                 $     0.25        $    0.29              $     0.43        $      0.47


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                             2005                  2004
                                             ----                  ----
Expected dividend yield                       0%                    0%
Expected stock price volatility              47%                   50%
Risk-free interest rate                     3.9%                  3.7%
Expected life of option                     7.5 years             7.5 years

8.      Related-Party Transaction

         The Company has entered into a noncancelable operating lease for its primary operating facility from a partnership in which the Company's Chief Executive Officer and Executive Vice President are partners.

9.     New Accounting Pronouncements

          In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, "Share-Based Payment". This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS No. 123R is effective for the first annual reporting period that begins after June 15, 2005. The Company is currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method. While the Company has not yet determined the precise impact that this statement will have on its financial condition and results of operations for fiscal 2006, assuming future annual stock option awards are comparable to prior years' annual awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact on diluted earnings per share is expected to be consistent with our pro forma SFAS No. 123 disclosures.


           In December, 2004, the FASB issued two FASB Staff Positions (FSP) regarding the accounting implications of the American Jobs Creation Act of 2004. The Company is assessing the impact, if any, that FSP No. 109-1, "Application of FASB Statement No. 109 'Accounting for Income Taxes' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" will have on the Company's effective tax rate in 2005. The Company does not believe that FSP No. 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision with the American Jobs Creation Act of 2004" will have an impact on the Company's effective tax rate in 2005.

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

       In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 is a replacement of APB No. 20 and FASB Statement No.3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

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

        New product development is a critical success factor for the Company. The Company continues to invest heavily in resources necessary for it to increase its new product development efforts and to strengthen its relationships with its customers. These investments are primarily in the form of increased product development and awareness programs, customer service improvements and increased customer credits and allowances. The Company believes that this will enable it to provide an expanding array of new product offerings and grow its revenues.

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

        In 2005, the Company agreed to consign inventory of certain product lines on behalf of a large customer. As part of the agreement, the Company purchased $1.7 million of the product from the customer and will resell it to the customer under the consigned inventory arrangement. In exchange, the Company received the customer's commitment to transition two other product lines from other suppliers to the Company and to continue all the programs for a minimum of two years. A portion of these two new product lines will also be handled as consigned inventory. The customer also agreed to purchase any inventory on consignment or to continue to sell through it in the event that the Company is replaced as the primary supplier of these lines after two years. The transaction did not have a material impact on profitability or cash flow in the six months ended June 25, 2005. However, cash flows, gross profits and net income in future periods will be lower than they otherwise would have been as this arrangement will result in an increase in the time it takes for the Company to record sales and receive cash from the customer.

        The Company may experience significant fluctuations from quarter to quarter in its results of operations due to the timing of orders placed by the Company's customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product line updates to customers may cause significant fluctuations from quarter to quarter.

        The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year.

Acquisition of The Automotive Edge/Hermoff

        In June 2005, the Company acquired Hermoff for approximately $1.7 million. The consolidated results for the thirteen and twenty-six week periods ended June 25, 2005 include Hermoff since June 1, 2005. The Company has not presented pro forma results of operations for the twenty-six weeks ended June 25, 2005 and June 26, 2004, assuming the acquisition had occurred at the beginning of the respective periods as these results would not have been materially different than actual results for the periods.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:




                                                                        Percentage of Net Sales
                                                 ---------------------------------------------------------------------
                                                      For the Thirteen Weeks Ended  For the Twenty-six Weeks Ended
                                                 ---------------------------------------------------------------------
                                                     June 25,         June 26,          June 25,          June 26,
                                                       2005             2004              2005              2004
------------------------------------------------ ----------------- ---------------  ----------------  ----------------
Net Sales                                             100.0%           100.0%            100.0%            100.0%
Cost of goods sold                                     63.6%            61.2%             63.3%             62.1%
------------------------------------------------ ----------------- ---------------  ----------------  ----------------
Gross profit                                           36.4%            38.8%             36.7%             37.9%
Selling, general and administrative expenses           24.7%            24.6%             25.8%             25.4%
------------------------------------------------ ----------------- ---------------  ----------------  ----------------
Income from operations                                 11.7%            14.2%             10.9%             12.5%
Interest expense, net                                   1.0%             1.2%              1.0%              1.2%
------------------------------------------------ ----------------- ---------------  ----------------  ----------------
Income before taxes                                    10.7%            13.0%              9.9%             11.3%
Provision for taxes                                     4.0%             4.7%              3.7%              4.1%
------------------------------------------------ ----------------- ---------------  ----------------  ----------------
Net Income                                              6.7%             8.3%              6.2%              7.2%
================================================ ================= ===============  ================  ================


Thirteen Weeks Ended June 25, 2005 Compared to Thirteen Weeks Ended June 26,
2004

         Net sales increased 7% to $68.6 million for the thirteen weeks ended June 25, 2005 from $64.3 million for the same period in 2004. Sales volume in 2005 increased as a result of continued sales growth from products introduced within the last twelve months. Net sales for the thirteen weeks ended June 25, 2005 include $0.2 million in revenues from Hermoff, which was acquired in June 2005.

         Cost of goods sold, as a percentage of sales, increased to 63.6% for the thirteen weeks ended June 25, 2005 from 61.2% in the same period last year. The increase in cost of sales as a percentage of sales is primarily the result of a continued shift in sales mix toward lower margin automotive hard parts.

         Selling, general and administrative expenses for the thirteen weeks ended June 25, 2005 increased $1.1 million, or 7%, to $16.9 million from $15.8 million for the same period in 2004. This increase is the result of the Company's decision to invest additional resources in new product development and promotional support as well as volume-driven variable expense increases, and inflationary increases in wages and other costs. Selling, general and administrative expenses for the thirteen weeks ended June 25, 2005 and June 26, 2004 include $0.2 million and $0.1 million, respectively in financing costs associated with accounts receivable sales programs whereby the Company sells its accounts receivable on a non-recourse basis to financial institutions.

         Interest expense, net, decreased $0.1 million for the thirteen weeks ended June 25, 2005 due to lower borrowing levels.

         The Company's effective tax rate increased to 36.9% for the thirteen weeks ended June 25, 2005 from 36.3% for the thirteen weeks ended June 26, 2004 due to the loss of certain state tax benefits in 2005 as a result of changes in tax legislation.


Twenty-six Weeks Ended June 25, 2005 Compared to Twenty-six Weeks Ended June 26, 2004

         Net sales increased 8% to $129.8 million for the twenty-six weeks ended June 25, 2005 from $120.3 million for the same period in 2004. Sales volume in 2005 increased as a result of continued sales growth from products introduced within the last twelve months. Net sales for the twenty-six weeks ended June 25, 2005 include $0.2 million in revenues from Hermoff, which was acquired in June 2005.

         Cost of goods sold, as a percentage of sales, was 63.3% for the twenty-six weeks ended June 25, 2005 compared to 62.1% in the same period last year. The increase in cost of sales as a percentage of sales is primarily the result of a continued shift in sales mix towards lower margin automotive hard parts.

         Selling, general and administrative expenses for the twenty-six weeks ended June 25, 2005 increased $3.0 million, or 10%, to $33.5 million from $30.5 million for the same period in 2004. This increase is the result of the headcount additions to increase new product development capabilities as well as volume-driven variable expense increases, and inflationary increases in wages and other costs. Selling, general and administrative expenses for the twenty-six weeks ended June 25, 2005 and June 26, 2004 include $0.5 million and $0.1 million, respectively in financing costs associated with accounts receivable sales programs whereby the Company sells its accounts receivable on a non-recourse basis to financial institutions.

         Interest expense, net, decreased to $1.3 million for the twenty-six weeks ended June 25, 2005 from $1.5 million in the prior year due to lower borrowing levels.

         The Company's effective tax rate increased to 36.9% for the twenty-six weeks ended June 25, 2005 from 36.2% for the twenty-six weeks ended June 26, 2004 due to the loss of certain state tax benefits in 2005 as a result of changes in tax legislation.

Liquidity and Capital Resources

         Historically, the Company has financed its growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. At June 25, 2005, working capital was $113.5 million, total long-term debt (including the current portion) was $40.5 million and shareholders' equity was $131.7 million. Cash and cash equivalents as of June 25, 2005 totaled $2.1 million.

         Over the past several years the Company has extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. The Company participates in accounts receivable sales programs with several customers which allow it to sell its accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of June 25, 2005 and December 25, 2004, respectively, the Company had sold $15.3 million and $18.0 million in accounts receivable under these programs and had removed them from its balance sheets. The Company expects continued pressure to extend its payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

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

         In May 2005, the Company amended its existing Revolving Credit Facility. The amended facility expires in June 2007. The May 2005 amendment increased the total credit facility from $10 million to $20 million. Borrowings under the amended facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at June 25, 2005 was LIBOR plus 85 basis points (4.17%). Borrowings under the facility were $5.8 million as of June 25, 2005. The loan agreement also contains covenants, the most restrictive of whick pertain to net worth and the ratio of debt to EBITDA.

         In November 2001, the Company amended certain agreements related to its 1998 acquisition of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech") in exchange for consideration of approximately $3.2 million to be paid in installments through December 31, 2005. The remaining amount outstanding under this obligation was $0.5 million at June 25, 2005 and is due to an entity controlled by the President of one of the Company's subsidiaries.

         The Company's business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

         The Company reported a net use of cash flow from its operating activities of $5.1 million in the twenty-six weeks ended June 25, 2005. The primary uses of cash flow were inventory, accounts receivable and other accrued liabilities which utilized $7.8 million, $6.1 million and $2.3 million in cash, respectively. Inventory utilized $7.8 million in cash in the six months ended June 25, 2005 as a result of seasonal inventory builds, inventory purchased to support new product initiatives and $1.7 million of inventory placed on consignment to one customer in 2005. Accounts receivable increased as a result of sales growth, the impact of the continued trend towards longer payment terms to certain customers and a $2.7 million reduction in accounts receivable sold as of June 25, 2005. The reduction in accounts receivable sold is the result of the amendment to the Company's revolving credit facility which provides more attractive borrowing rates than those available under the accounts receivable sales programs. Other accrued liabilities resulted in a $2.3 million use of cash in the six months ended June 25, 2005 as a result of the Company's funding of employee profit sharing and incentive payments earned in the prior year, but paid in the first quarter of 2005. Net income and depreciation were the primary sources of operating cash flow in the twenty-six weeks ended
June 25, 2005.

         Investing activities used $5.8 million of cash in the twenty-six weeks ended June 25, 2005 as a result of $4.1 million in additions to property, plant and equipment and $1.7 million in cash utilized to purchase Hermoff. The Company's largest 2005 capital project is the automation and expansion of its central distribution center in Warsaw, Kentucky. This project began in 2004 and was originally expected to be completed in early 2005 at a cost of $5.0 million. Scope changes and other factors are now expected to delay completion of the project until late 2005, and total costs are now expected to be approximately $6.0 million. Capital spending in the twenty-six weeks ended
June 25, 2005 also included tooling associated with new products, upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements.

         Financing activities generated $5.8 million in cash in the twenty-six weeks ended June 25, 2005. The largest source of cash was net proceeds of $5.8 million from the Company's amended revolving credit facility.

         The Company believes that cash and cash equivalents on hand and cash generated from operations together with its available sources of capital are sufficient to meet its ongoing cash needs for the foreseeable future.

Foreign Currency Fluctuations

         In 2004, approximately 60% of the Company's products were purchased in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, weakness in the dollar has resulted in some materials price increase and pressure from several foreign suppliers to increase prices further. To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase further.

         The Company makes significant purchases of product from Chinese vendors. Until recently, the Chinese Yuan exchange rate has been fixed against the U.S. Dollar. On July 21, 2005, the Chinese government announced an immediate two percent (2%) revaluation of the Yuan against the U.S. Dollar and that going forward it will allow the Yuan to fluctuate against a basket of currencies. Most experts believe that the value of the Yuan will increase further relative to the U.S. Dollar as a result. This will most likely result in an increase in the cost of products that are purchased from China. The Company is currently evaluating the impact, if any, that this action will have on its business or results of operations.

Impact of Inflation

         The Company has not generally been adversely affected by inflation, although the Company did experience some material cost increases as a result of raw materials shortages in 2004. These increases did not have a material impact on the Company. The Company believes that further cost increases could potentially be mitigated by passing along price increases to customers or through the use of alternative suppliers or resourcing purchases to other countries, however there can be no assurance that the Company will be successful in such efforts.


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

Limitations on the Effectiveness of Controls

         The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision- making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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


                                   R & B, INC.



Date   August 1, 2005              \s\ Richard Berman
    -----------------             -------------------------
                                   Richard Berman
                                   President and Chief Executive Officer




Date   August 1, 2005              \s\ Mathias Barton
    -----------------             --------------------------
                                    Mathias Barton
                                    Chief Financial Officer and
                                    Principal Accounting Officer