Form 10-Q
period 2005-09-24
R & B INC
filed 2005-10-31
CIK 868780

October 31, 2005
-----------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

                               -------------------


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 2005

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

As of October 31, 2005 the Registrant had 17,932,259 common shares, $.01 par value, outstanding.

------------------------------------------------------------------------------




                          R & B, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 24, 2005


                                                              Page
Part I -- FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (unaudited)

             Statements of Operations:
               Thirteen Weeks Ended September 24, 2005
               and September 25, 2004 .........................3

               Thirty-nine Weeks Ended September 24, 2005
               and September 25, 2004 .........................4

             Balance Sheets....................................5


             Statements of Cash Flows..........................6

             Notes to Consolidated Financial Statements........7

    Item 2.  Management's Discussion and
             Analysis of Results of Operations and
             Financial Condition..............................11

    Item 3.  Quantitative and Qualitative
             Disclosure about Market Risk.....................15

    Item 4.  Controls and Procedures..........................15

Part II -- OTHER INFORMATION

    Item 1.  Legal Proceedings................................16

    Item 6.  Exhibits. . .....................................16

    Signatures................................................17

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                           R&B, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                For the Thirteen Weeks Ended
                                                                            ------------------------------------
                                                                              September 24,     September 25,
(in thousands, except per share data)                                              2005             2004
----------------------------------------------------------------------------------------------------------------

Net Sales                                                                      $ 73,783            $ 64,135
Cost of goods sold                                                               48,005              40,196
----------------------------------------------------------------------------------------------------------------
         Gross profit                                                            25,778              23,939
Selling, general and administrative expenses                                     17,769              16,315
----------------------------------------------------------------------------------------------------------------
         Income from operations                                                   8,009               7,624
Interest expense, net of interest income of  $4 and $15                             672                 703
----------------------------------------------------------------------------------------------------------------
         Income before taxes                                                      7,337                6,921
Provision for taxes                                                               2,724                2,519
----------------------------------------------------------------------------------------------------------------
         Net Income                                                            $  4,613             $  4,402
================================================================================================================
Earnings Per Share:
        Basic                                                                     $0.26                $0.25
        Diluted                                                                   $0.25                $0.24
================================================================================================================
Average Shares Outstanding:
        Basic                                                                    17,932               17,737
        Diluted                                                                  18,444               18,377



             See accompanying notes to consolidated financial statements.


                           R&B, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                  For the Thirty-nine Weeks Ended
                                                                               ------------------------------------
                                                                                   September 24,     September 25,
(in thousands, except per share data)                                                   2005             2004
----------------------------------------------------------------------------------------------------------------

Net Sales                                                                        $    203,625        $   184,417
Cost of goods sold                                                                    130,211            114,903
----------------------------------------------------------------------------------------------------------------
         Gross profit                                                                  73,414             69,514
Selling, general and administrative expenses                                           51,317             46,819
----------------------------------------------------------------------------------------------------------------
         Income from operations                                                        22,097             22,695
Interest expense, net of interest income of  $17 and $92                                1,961              2,233
----------------------------------------------------------------------------------------------------------------
         Income before taxes                                                           20,136             20,462
Provision for taxes                                                                     7,441              7,425
----------------------------------------------------------------------------------------------------------------
         Net Income                                                               $    12,695        $    13,037
================================================================================================================
Earnings Per Share:
        Basic                                                                     $      0.71        $      0.74
        Diluted                                                                   $      0.69        $      0.71
================================================================================================================
Average Shares Outstanding:
        Basic                                                                          17,915             17,651
        Diluted                                                                        18,452             18,343




              See accompanying notes to consolidated financial statements.


                           R&B, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                           September 24,          December 25,
 (in thousands, except share data)                                             2005                   2004
--------------------------------------------------------------        ---------------------  ---------------------
Assets                                                                     (unaudited)
Current Assets:
   Cash and cash equivalents                                               $   3,152            $     7,152
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $23,216 and  $20,575                    60,472                 60,962
  Inventories                                                                 75,015                 61,436
  Deferred income taxes                                                        8,904                  8,417
  Prepaids and other current assets                                            1,535                  1,609
-------------------------------------------------------------- ---------------------  ---------------------
     Total current assets                                                    149,078                139,576
-------------------------------------------------------------- ---------------------  ---------------------
Property, Plant and Equipment, net                                            27,384                 25,698
Goodwill                                                                      29,619                 29,410
Other Assets                                                                     785                    720
-------------------------------------------------------------- ---------------------  ---------------------
      Total                                                                 $206,866               $195,404
============================================================== =====================  =====================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                                       $    9,064             $    9,045
  Accounts payable                                                            14,097                 15,599
  Accrued compensation                                                         6,844                  8,028
  Other accrued liabilities                                                    6,183                  5,319
-------------------------------------------------------------- ---------------------  ---------------------
    Total current liabilities                                                 36,188                 37,991
Other Long-Term Liabilities                                                      830                      -
Long-Term Debt                                                                25,643                 25,714
Deferred Income Taxes                                                          7,752                  6,472
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 17,932,259 and 17,871,928                           179                    179
   Additional paid-in capital                                                 35,158                 34,659
   Cumulative translation adjustments                                          1,541                  3,509
   Retained earnings                                                          99,575                 86,880
   Total shareholders' equity                                                136,453                125,227
-------------------------------------------------------------- ---------------------  ---------------------
      Total                                                                 $206,866               $195,404
============================================================== =====================  =====================

        See accompanying notes to consolidated financial statements


                           R&B, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                            For the Thirty-nine Weeks Ended
                                                                                        -----------------------------------------
                                                                                            September 24,        September 25,
(in thousands)                                                                                   2005                 2004
--------------------------------------------------------------------------------- -------------------- --------------------

Cash Flows from Operating Activities:
Net income                                                                                  $   12,695           $   13,037
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                                                 4,194                3,388
   Provision for doubtful accounts                                                                 189                  220
   Provision for deferred income taxes                                                             742                  925
Changes in assets and liabilities:
    Accounts receivable                                                                            286              (14,112)
    Inventories                                                                                (11,457)              (9,812)
    Prepaids and other                                                                              (7)                (621)
    Accounts payable                                                                            (1,537)               6,147
    Other accrued liabilities                                                                   (1,405)               1,609
    Other long-term liabilities                                                                   (487)                   -
--------------------------------------------------------------------------------- -------------------- --------------------
       Cash provided by  operating activities                                                    3,213                  781
--------------------------------------------------------------------------------- -------------------- --------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                                      (5,522)              (9,223)
   Purchases of short-term investments                                                               -               (4,821)
   Proceeds from maturities of short-term investments                                                -               14,726
   Business acquisition, net of cash acquired                                                   (1,680)                   -
--------------------------------------------------------------------------------- -------------------- --------------------
      Cash (used in) provided by investing activities                                           (7,202)                 682
--------------------------------------------------------------------------------- -------------------- --------------------
Cash Flows from Financing Activities:
   Repayment of term loan                                                                       (8,571)              (8,571)
   Net proceeds from revolving credit facility                                                   8,500                    -
   Proceeds from common stock issuances                                                             60                  224
--------------------------------------------------------------------------------- -------------------- --------------------
       Cash used in financing activities                                                           (11)              (8,347)
--------------------------------------------------------------------------------- -------------------- --------------------
Net Decrease in Cash and Cash Equivalents                                                       (4,000)              (6,884)
Cash and Cash Equivalents, Beginning of Period                                                   7,152               15,177
--------------------------------------------------------------------------------- -------------------- --------------------
Cash and Cash Equivalents, End of Period                                                    $    3,152          $     8,293
================================================================================= ==================== ====================
Supplemental Cash Flow Information
    Cash paid for interest expense                                                          $    1,904          $     2,324
    Cash paid for income taxes                                                              $    6,358          $     5,997

             See accompanying notes to consolidated financial statements.

                        R&B, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2005 AND SEPTEMBER 25, 2004
                                 (UNAUDITED)

1.  Basis of Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 24, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. The Company may experience significant fluctuations from quarter to quarter in its results of operations due to the timing of orders placed by the Company's customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 25, 2004.

2.  Sales of Accounts Receivable

       The Company has entered into several customer sponsored programs administered by unrelated financial institutions that permit the Company to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. The Company does not retain any servicing requirements for these accounts receivable. Transactions under these agreements are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
- A Replacement of FASB Statement 125." At September 24, 2005 and December 25, 2004, respectively, $25.9 million and $18.0 million of accounts receivable were sold and removed from the consolidated balance sheets. Selling, general and administrative expenses for the thirty-nine weeks ended September 24, 2005, and September 25, 2004 include $0.8 million and $0.1 million, respectively, in financing costs associated with these accounts receivable sales programs.

3.  Inventories

      Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                           September 24,       December 25,
(in thousands)                  2005               2004
-----------------------  ------------------ -------------------
Bulk product                  $30,200             $26,407
Finished product               41,974              32,029
Packaging materials             2,841               3,000
-----------------------  ------------------ -------------------
Total                         $75,015             $61,436

=======================  ================== ===================

Included in Finished product as of September 24, 2005 is approximately $2.4 million in inventory held on consignment.

4.     Goodwill

      The Company follows the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill activity during the thirty-nine week period ended September 24, 2005 is as follows: (in thousands)

Balance, December 25, 2005                        $ 29,410
Acquisition                                            674
Translation                                           (465)
Balance, September 24, 2005                       $  29,619
                                                 -------------

      In June 2005, the Company acquired The Automotive Edge/Hermoff (Hermoff) for approximately $1.7 million. The consolidated results include Hermoff since June 1, 2005. The Company has not presented pro forma results of operations for the thirty-nine weeks ended September 24, 2005 and September 25, 2004, assuming the acquisition had occurred at the beginning of the respective periods as these results would not have been materially different than actual results for the periods. The goodwill recorded as a result of the acquisition will be revised upon final determination of the purchase price allocation.

5.    Long-Term Debt

            In May 2005, the Company amended its existing Revolving Credit Facility. The amended facility expires in June 2007. The May 2005 amendment increased the total credit facility from $10 million to $20 million. Borrowings under the amended facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at September 24, 2005 was LIBOR plus 85 basis points (4.68%). Borrowings under the facility were $8.5 million as of September 24, 2005. There were no borrowings under the facility as of December 25, 2004.


6.    Earnings Per Share

         The following table sets forth the computation of basic earnings per share and diluted earnings per share for the thirteen week and thirty-nine week periods ended September 24, 2005 and September 25, 2004.



                                                             Thirteen Weeks Ended                    Thirty-nine Weeks Ended
                                                    -------------------------------------------------------------------------------
                                                       September 24,         September 25,       September 24,      September 25,
(in thousands, except per share data)                      2005                 2004                2005               2004
--------------------------------------------------- -------------------  ------------------  ------------------  ------------------
Numerator:
     Net income ......................................   $.4,613              $ 4,402         $ 12,695              $13,037
Denominator:
     Weighted average shares outstanding
     uased in basic earnings per share calculation        17,932               17,737           17,915               17,651

     Effect of dilutive stock options.................       512                  640              537                  692
                                                    -------------------  ------------------  ------------------  ------------------
     Adjusted weighted average shares
      outstanding ....................................    18,444               18,377           18,452                18,343
                                                    ===================  ==================  ==================  ==================
Basic earnings per share..............................   $  0.26              $  0.25         $   0.71               $  0.74
                                                    ===================  ==================  ==================  ==================
Diluted earnings per share...........................    $  0.25              $  0.24         $   0.69               $  0.71
                                                    ===================  ==================  ==================  ==================


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

7.     Stock-Based Compensation

Effective May 18, 2000 the Company amended and restated its incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At September 24, 2005, options to acquire 290,511 shares were available for grant under the Plan.

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


                                                       Thirteen Weeks Ended                   Thirty-nine Weeks Ended
--------------------------------------------  -------------------------------------- ------------------------------------------
 (in thousands, except per share data)          September 24,       September 25,      September 24,         September 25,
                                                    2005                2004                2005                 2004

--------------------------------------------  -----------------  ------------------- ------------------ -----------------------

Net income:
    Net income, as reported                      $    4,613       $    4,402               $ 12,695         $    13,037

 Less: Stock-based employee
compensation expense,  net of related tax
effects, determined under the fair   value
based method for all awards                             (66)            (35)                   (187)               (105)
     Net income, pro forma                       $    4,547       $   4,367                $ 12,508         $    12,932
--------------------------------------------  -----------------  ------------------- ------------------ -----------------------
Earnings per share:
        Basic - as reported                      $     0.26       $    0.25                $     0.71       $      0.74
        Basic - pro forma                        $     0.25       $    0.25                $     0.70       $      0.73
        Diluted - as reported                    $     0.25       $    0.24                $     0.69       $      0.71
        Diluted - pro forma                      $     0.25       $    0.24                $     0.68       $      0.71


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

       In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception for exchange of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is effective for non-monetary assets and exchanges occurring in fiscal periods beginning after June 15, 2005, the Company's third fiscal quarter. As the Company does not engage in exchanges of non-monetary assets, implementation of this statement did not have an impact on its consolidated financial condition or results of operations.

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

                          R&B, INC. AND SUBSIDIARIES

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
Executive Summary

        The Company is a leading supplier of original equipment dealer "Exclusive" automotive replacement parts, fasteners and service line products to the automotive aftermarket and household hardware to the general merchandise markets. The Company's products are marketed under more than seventy proprietary brand names, through its Motormite(R), Dorman(R), Allparts(TM), Scan-Tech(TM), MPI(TM) and Pik-A-Nut(TM) businesses.

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

        In 2005, the Company agreed to consign inventory of certain product lines on behalf of a large customer. In exchange, the Company received the customer's commitment to transition two other product lines from other suppliers to the Company and to continue all the programs for a minimum of two years. The customer also agreed to purchase any inventory on consignment or to continue to sell through it in the event that the Company is replaced as the primary supplier of these lines after two years. The transaction did not have a material impact on profitability or cash flow in the nine months ended September 24, 2005. However, cash flows, gross profits and net income in future periods will be lower than they otherwise would have been as this arrangement will result in an increase in the time it takes for the Company to record sales and receive cash from the customer.

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

Acquisition of The Automotive Edge/Hermoff

        In June 2005, the Company acquired Hermoff for approximately $1.7 million. The consolidated results include Hermoff since June 1, 2005. The Company has not presented pro forma results of operations for the thirty-nine weeks ended

September 24, 2005 and September 25, 2004, assuming the acquisition had occurred at the beginning of the respective periods as these results would not have been materially different from actual results for the periods.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:



                                                                            Percentage of Net Sales
                                                  ----------------------------------------------------------------------------
                                                  For the Thirteen Weeks Ended            For the Thirty-nine Weeks Ended
                                                  ----------------------------------------------------------------------------
                                                    September 24,       September 25,      September 24,      September 25,
                                                         2005               2004                2005               2004
------------------------------------------------- ------------------ ------------------- ------------------ ------------------

Net Sales                                               100.0%              100.0%             100.0%             100.0%
Cost of goods sold                                       65.1%               62.7%              63.9%              62.3%
------------------------------------------------- ------------------ ------------------- ------------------ ------------------
Gross profit                                             34.9%               37.3%              36.1%              37.7%
Selling, general and administrative expenses             24.0%               25.4%              25.2%              25.4%

------------------------------------------------- ------------------ ------------------- ------------------ ------------------
Income from operations                                   10.9%               11.9%              10.9%              12.3%
Interest expense, net                                     1.0%                1.1%               1.0%               1.2%

------------------------------------------------- ------------------ ------------------- ------------------ ------------------
Income before taxes                                       9.9%               10.8%               9.9%              11.1%
Provision for taxes                                       3.6%                3.9%               3.7%               4.0%
------------------------------------------------- ------------------ ------------------- ------------------ ------------------
Net Income                                                6.3%                6.9%               6.2%               7.1%
================================================= ================== =================== ================== ==================


Thirteen Weeks Ended September 24, 2005 Compared to Thirteen Weeks Ended September 25, 2004

         Net sales increased 15% to $73.8 million for the thirteen weeks ended September 24, 2005 from $64.1 million for the same period in 2004. Excluding Hermoff, sales increased 13% in the three months ended September 24, 2005. Sales in 2005 are up primarily as a result of continued growth in new product sales.

         Cost of goods sold, as a percentage of sales, increased to 65.1% for the thirteen weeks ended September 24, 2005 from 62.7% in the same period last year. The increase in cost of sales as a percentage of sales is primarily the result of a continued mix shift to lower margin automotive hard parts and the impact of returns associated with line updates during the quarter.

         Selling, general and administrative expenses for the thirteen weeks ended September 24, 2005 increased $1.5 million, or 9%, to $17.8 million from $16.3 million for the same period in 2004. This increase is the result of the Company's decision to invest additional resources in new product development and promotional support as well as volume-driven variable expense increases, and inflationary increases in wages and other costs. Selling, general and administrative expenses for the thirteen weeks ended September 24, 2005 and September 25, 2004 include $0.4 million and $0.1 million, respectively in financing costs associated with accounts receivable sales programs whereby the Company sells its accounts receivable on a non-recourse basis to financial institutions.

         Interest expense, net, remained flat at $0.7 million for the thirteen weeks ended September 24, 2005.

         The Company's effective tax rate increased to 37.1% for the thirteen weeks ended September 24, 2005 from 36.4% for the thirteen weeks ended September 25, 2004 due to the loss of certain state tax benefits in 2005 as a result of changes in state tax legislation.

Thirty-nine Weeks Ended September 24, 2005 Compared to Thirty-nine Weeks Ended September 25, 2004

         Net sales increased 10% to $203.6 million for the thirty-nine weeks ended September 24, 2005 from $184.4 million for the same period in 2004. Sales volume in 2005 increased as a result of continued sales growth from products introduced within the last twelve months.

         Cost of goods sold, as a percentage of sales, was 63.9% for the thirty-nine weeks ended September 24, 2005 compared to 62.3% in the same period last year. The increase in cost of sales as a percentage of sales is primarily the result of a continued shift in sales mix toward lower margin automotive hard parts.

         Selling, general and administrative expenses for the thirty-nine weeks ended September 24, 2005 increased $4.5 million, or 10%, to $51.3 million from $46.8 million for the same period in 2004. This increase is the result of the headcount additions to increase new product development capabilities as well as volume-driven variable expense increases, and inflationary increases in wages and other costs. Selling, general and administrative expenses for the thirty-nine weeks ended September 24, 2005 and September 25, 2004 include $0.8 million and $0.1 million, respectively in financing costs associated with accounts receivable sales programs whereby the Company sells its accounts receivable on a non-recourse basis to financial institutions.

         Interest expense, net, decreased to $2.0 million for the thirty-nine weeks ended September 24, 2005 from $2.2 million in the prior year due to a lower effective borrowing rate as a result of repayments of the Company's Senior Notes.

         The Company's effective tax rate increased to 37.0% for the thirty-nine weeks ended September 24, 2005 from 36.3% for the thirty-nine weeks ended September 25, 2004 due to the loss of certain state tax benefits in 2005 as a result of changes in state tax legislation.

Liquidity and Capital Resources

         Historically, the Company has financed its growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. At September 24, 2005, working capital was $112.9 million, total long-term debt (including the current portion) was $34.7 million and shareholders' equity was $136.5 million. Cash and cash equivalents as of September 24, 2005 totaled $3.2 million.

         Over the past several years the Company has extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. The Company participates in accounts receivable sales programs with several customers which allow it to sell its accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of September 24, 2005 and December 25, 2004, respectively, the Company had sold $25.9 million and $18.0 million in accounts receivable under these programs and had removed them from its balance sheets. The Company expects continued pressure to extend its payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

        Long-term debt consists primarily of $25.7 million in Senior Notes that were originally issued in August 1998, in a private placement on an unsecured basis ("Notes"). The Notes bear a 6.81% fixed interest rate, payable quarterly. Annual principal payments of $8.6 million are due each August through 2008. The Notes require, among other things, that the Company maintain certain financial covenants relating to debt to capital ratios and minimum net worth.

         In May 2005, the Company amended its existing Revolving Credit Facility. The amended facility expires in June 2007. The May 2005 amendment increased the total credit facility from $10 million to $20 million. Borrowings under the amended facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at September 24, 2005 was LIBOR plus 85 basis points (4.68%). Borrowings under the facility were $8.5 million as of September 24, 2005. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

        In November 2001, the Company amended certain agreements related to its 1998 acquisition of Scan-Tech USA/Sweden A.B. and related entities ("Scan-Tech") in exchange for consideration of approximately $3.2 million to be paid in installments through December 31, 2005. The remaining amount outstanding under this obligation was $0.5 million at September 24, 2005 and is due to an entity controlled by the President of one of the Company's subsidiaries.

         The Company's business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

         The Company reported a net source of cash flow from its operating activities of $3.2 million in the thirty-nine weeks ended September 24, 2005. Net income adjusted for depreciation was the primary source of operating cash flow in the thirty- nine weeks ended September 24, 2005. The primary uses of cash flow were inventory, accounts payable and accrued liabilities which utilized $11.5 million, $1.5 million and $1.4 million in cash, respectively. Inventory utilized $11.5 million in cash in the nine months ended September 24, 2005 primarily as a result of inventory purchased to support new product initiatives and $2.5 million of inventory placed on consignment to one customer in 2005. Accounts receivable resulted in a net source of cash of only $0.3 million despite a 10% sales increase for the nine months ended September 24, 2005 as higher sales of accounts receivable under accounts receivable sales programs offset the impact of this sales growth and the continued trend towards longer payment terms to certain customers.

        Investing activities used $7.2 million of cash in the thirty-nine weeks ended September 24, 2005 as a result of $5.5 million in additions to property, plant and equipment and $1.7 million in cash utilized to purchase Hermoff. The Company's largest 2005 capital project is the automation and expansion of its central distribution center in Warsaw, Kentucky. This project began in 2004 and was originally expected to be completed in early 2005 at a cost of $5.0 million. Scope changes and other factors are now expected to delay completion of the project until early 2006, and total costs are now expected to be approximately $6.5 million. Capital spending in the thirty-nine weeks ended September 24, 2005 also included tooling associated with new products, upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements.

         Financing activities resulted in no net change in cash in the thirty-nine weeks ended September 24, 2005 as proceeds of $8.5 million from the Company's amended revolving credit facility offset cash used to make the scheduled August 2005 repayment of $8.6 million on the Company's Senior Notes.

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

         The Company makes significant purchases of product from Chinese vendors. Until recently, the Chinese Yuan exchange rate has been fixed against the U.S. Dollar. On July 21, 2005, the Chinese government announced an immediate two percent (2%) revaluation of the Yuan against the U.S. Dollar and that going forward it will allow the Yuan to fluctuate against a basket of currencies. Most experts believe that the value of the Yuan over the long term will increase further relative to the U.S. Dollar as a result. This will most likely result in an increase in the cost of products that are purchased from China. The Company is currently evaluating the impact, if any, that this action will have on its business or results of operations.

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


                                  R & B, INC.




Date   October 31 , 2005     \s\ Richard Berman
    --------------------    -------------------------
                                 Richard Berman
                                 President and Chief Executive Officer




Date  October 31, 2005       \s\ Mathias Barton
    ------------------      ---------------------------
                                 Mathias Barton
                                 Chief Financial Officer and
                                 Principal Accounting Officer