Form 10-K/A
period 2004-12-25
R & B INC
filed 2005-11-22
CIK 868780

-------------------------------------------------------------------------------

                                          UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549
                                        -------------------

                                            FORM 10-K/A
                                          (Amendment No.1)
                                       -------------------
(Mark One)
                     |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                                 SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended December 25, 2004

                                                OR

                  |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from ________ to ____________
                                       -------------------

                                  Commission file number 0-18914

                                            R&B, INC.
                         (Exact name of Registrant as specified in its charter)
                                       -------------------

                           IRS - Employer Identification No. 23-2078856

                     3400 East Walnut Street, Colmar, Pennsylvania 18915
                     (Address of principal executive offices)     (Zip Code)
                                          (215) 997-1800
                           (Registrant's telephone number, including area code)
                                       -------------------
                          Securities Registered pursuant to Section 12(b)
                                        of the Act: NONE
                          Securities Registered pursuant to Section 12(g)
                             of the Act: Common Stock, $0.01 Par Value
                                       -------------------

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

Indicate by check mark wheter the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of March 4, 2005 the Registrant had 8,959,297 common stock, $.01 par value, outstanding. The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant was $128,794,048. [Please note that the aggregate market value should be calculated on the basis of the price at which common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter, i.e. June 26, 2004]

                               EXPLANATORY NOTE

R&B, Inc. is filing this amendment to the annual report Form 10-K for the year ended December 25, 2004 solely to correct certain typographical errors on the cover page and in the certifications required by the rules and regulations of the Securities and Exchange Commission implementing Section 302 of the Sarbanes-Oxley Act of 2002. There were no other changes to the annual report included in this Form 10-K/A (Amendment No. 1) other than the previously described changes to the cover page and certifications included as Exhibits
31.1 and 31.2 hereof.

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

21            Subsidiaries of the Company (previously filed)

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


                                   R&B, Inc.

Date: November 21, 2005                By:   \s\ Richard N. Berman
                                  ----------------------------------
                                   Richard N. Berman, Chairman, President
                                   and Chief Executive Officer


        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                  Capacity                      Date
     ----------             -------------------------        ----------

 \s\ Richard N. Berman      President, Chief Executive    November 21, 2005
----------------------      Officer, and Chairman of the
   Richard N. Berman        Board of Directors
                            (principal executive officer)

 \s\ Mathias J. Barton      Chief Financial Officer       November 21, 2005
----------------------
   Mathias J. Barton        (principal financial and
                            accounting officer)

 \s\ Steven L. Berman       Executive Vice President,     November 21, 2005
 --------------------       Secretary-Treasurer, and
   Steven L. Berman         Director

 \s\ George L. Bernstein    Director                      November 21, 2005
------------------------
   George L. Bernstein

 \s\ John F. Creamer, Jr.   Director                      November 21, 2005
-------------------------
   John F. Creamer, Jr.

 \s\ Paul R. Lederer        Director                      November 21, 2005
 -------------------
   Paul R. Lederer

 \s\ Edgar W. Levin         Director                      November 21, 2005
--------------------
   Edgar W. Levin



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