Form 10-Q/A
period 2005-03-26
R & B INC
filed 2005-11-22
CIK 868780

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             -------------------

                                  FORM 10-Q/A
                               (Amendment No. 1)

                             -------------------
(Mark One)

         |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 26, 2005

                                     OR

         |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to ____________________

                             -------------------


                      Commission file number 0-18914

                                 R&B, INC.
           (Exact name of Registrant as specified in its charter)

                             -------------------

                      The Commonwealth of Pennsylvania
         (State or other jurisdiction of incorporation or organization)


                                  23-2078856
                       (I.R.S. Employer Identificaiton No.)

             3400 East Walnut Street, Colmar, Pennsylvania 18915
             (Address of principal executive offices)  (Zip Code)

                              (215) 997-1800
              (Registrant's telephone number, including area code)

                               Not Applicable
             (Former name, former address and former fiscal year, if
                          changed since last report)

                             -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

As of April 29, 2005 the Registrant had 17,926,648 shares of common stock, $.01 par value, outstanding.
-----------------------------------------------------------------------------

                                Explanatory Note

R&B, Inc. is filing this amendment to the quarterly report form 10-Q for the quarter ended March 26, 2005 solely to corect certain typographical errors on the cover page and in the certifications required by the rules and regulations of the Securities and Exchange Commission implementing Section 302 of the Sarbanes-Oxley Act of 2002. There were no other changes to the quarterly report included in this Form 10-Q/A (Amendment No. 1) other than the previously described changes to the cover page and certifications included as Exhibits
31.1 and 31.2 hereof.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         R & B, INC.


Date   November 21, 2005                 \s\ Richard Berman
    --------------                       -------------------------
                                         Richard Berman
                                         President and Chief Executive Officer






Date   November 21, 2005                 \s\ Mathias Barton
    ---------------                      --------------------------
                                         Mathias Barton
                                         Chief Financial Officer and
                                         Principal Accounting Officer