Form 10-Q/A
period 2005-06-25
R & B INC
filed 2005-11-22
CIK 868780

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

As of August 1, 2005 the Registrant had 17,932,129 shares of common stock, $.01 par value, outstanding.
-----------------------------------------------------------------------------

                                Explanatory Note

R&B, Inc. is filing this amendment to the quarterly report form 10-Q for the quarter ended June 25, 2005 solely to corect certain typographical errors on the cover page and in the certifications required by the rules and regulations of the Securities and Exchange Commission implementing Section 302 of the Sarbanes-Oxley Act of 2002. There were no other changes to the quarterly report included in this Form 10-Q/A (Amendment No. 1) other than the previously described changes to the cover page and certifications included as Exhibits
31.1 and 31.2 hereof.

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