Form 10-K
period 2005-12-31
R & B INC
filed 2006-03-15
CIK 868780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                                    -------------------

                                    FORM 10-K
                                                   -------------------

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________


Commission file number 0-18914

                                    R&B, INC.
             (Exact name of registrant as specified in its charter)
                                                   ---------------------

             Pennsylvania                        23-2078856
             ------------                        ----------
      (State or other jurisdiction     ( I.R.S.- Employer Identification No.)
            of Incorporation)

               3400 East Walnut Street, Colmar, Pennsylvania 18915
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (215) 997-1800
                                 --------------
              (Registrant's telephone number, including area code)
                               -------------------
            Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value
                               -------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer"and"large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one): Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer
|_|

Indicate by check mark whether the registrant is a shell company(as defined in the Rule 12b-2 of the Exchange Act.) Yes |_| No |X|


As of March 7, 2006 the registrant had 17,747,234 shares of common stock, $.01 par value, outstanding,. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $102,686,920.70.

                    DOCUMENTS INCORPORATED BY REFERENCE

 Certain portions of the registrant's definitive proxy statement, in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K
-------------------------------------------------------------------------------

                                   R & B, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2005

                                     Part I
                                                                     Page
Item 1.  Business. . . . . . .  . . . . . . . . . . . . . . . . . . . .4
                  General. . . . . . . . . . . . . . . . . . . . . . . 4
                  The Automotive Aftermarket. . . . . . . . . . . . . .4
                  Products. . . .  . . . . . . . . . . . . . . . . . . 5
                  Product Development. . . . . . . . . . . . . . . . . 6
                  Sales and Marketing. . . . . . . . . . . . . . . . . 6
                  Manufacturing. . . . . . . . . . . . . . . . . . . . 7
                  Packaging, Inventory and Shipping. . . . . . . . . . 7
                  Competition. . . . . . . . . . . . . . . . . . . . . 8
                  Proprietary Rights. . . . . . . . . . . . . . . . .  8
                  Employees. . . . . . . . . . . . . . . . . . . . . . 8
                  Available Information . . . . . . . . . . . . . . .  8
Item 1A. Risk Factors . . . . . . . . . . . . . . . . . . . . . . . .  9
Item 1B. Unresolved Comments . . . . . . . . . . . . . . . . . . . .  10
Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . 10
Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .11
Item 4.   Submission of Matters to a Vote of Security Holders. . . . .11
Item 4.1 Certain Executive Officers of the Registrant. . . . . . . . .11

                                     Part II

Item 5.  Market for Registrant's Common Equity, Related Shareholder Matters
and Issuer Purchases of Equity Securities. . . . . . . . . . . . . . . 12
Item 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . .  12
Item 7.  Management's Discussion and Analysis of Results of Operations and
Financial Condition. . . . . . . . . . . . . . . . . . . . . . . . .   13
Item 7A.Quantitative and Qualitative Disclosure about Market Risk . . .19
Item 8.  Consolidated Financial Statements and Supplementary Data. . . 19
Item 9.  Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.. . . . . . . . . . . . . . . . . . . . . . . . . 36
Item 9A. Controls and Procedures. . . . . . . . . . . . . . . . . . .  36

                                     Part III

Item 10.  Directors and Executive Officers of the Registrant. . . . . .38
Item 11.  Executive Compensation. . . . . . . . . . . . . . . . . . . .38
Item 12.  Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters. . . . . . . . . . . . . . . . . . . .. . .38
Item 13.  Certain Relationships and Related Transactions. . . . . . . .39
Item 14.  Principal Accountant Fees and Services . . . . . . . . . . . 39

                                     Part IV
Item 15.  Exhibits and Financial Statement Schedules. . . . . . . . . .39
                  Signatures. . . . . . . . . . . . . . . . . . . . .  42
                  Financial Statement Schedule. . . . . . . . . . . .  43

                                Page 3 0f 43

                                PART I
Item 1. Business.

General

         R&B, Inc. was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, "R&B" or the "Company" refers to R&B, Inc. and its subsidiaries.

         The Company is a leading supplier of original equipment dealer "exclusive" automotive replacement parts, and fasteners and service line products primarily for the automotive aftermarket, a market segment which it helped to establish. The Company designs, packages and markets over 73,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to its specifications, with approximately 33% consisting of original equipment dealer "exclusive" parts and fasteners. Original equipment dealer "exclusive" parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steer ing pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 90% of the Company's products are sold under its brand names and the remainder are sold for resale under customers' private labels, other brands or in bulk. The Company's products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets including parts manufacturers for resale under their own private labels (such as Dana and Federal Mogul) and salvage yards. Through its Scan-Tech and Hermoff subsidiaries, the Company is increasing its international distribution of automotive replacement parts, with sales into Canada, Europe, the Middle East and the Far East.

The Automotive Aftermarket

         The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for sales of approximately $199 billion in 2005, and parts for heavy duty trucks, which accounted for sales of approximately $70.5 billion in 2005. The Company currently markets products primarily for passenger cars and light trucks.

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

         Retailers and others who purchase aftermarket automotive repair and replacement parts for resale are con strained to a finite amount of space in which to display and stock products. Thus, the reputation for quality, customer service, and line profitability which a supplier enjoys is a significant factor in a purchaser's decision as to which product lines to carry in the limited space available. Further, because of the efficiencies achieved through the ability to order all or part of a complete line of products from one supplier (with possible volume discounts), as opposed to satisfying the same requirements through a variety of different sources, retailers and other purchasers of automotive parts seek to purchase products from fewer but stronger suppliers.

Products

         The Company sells over 73,000 different automotive replacement parts, fasteners and service line products to meet a variety of needs including original equipment dealer "exclusive" parts. In November 2005, the Company launched its DORMAN(R) NEW SINCE 1918(TM) marketing campaign and repositioned its brands under a single corporate umbrella - DORMAN(R) . All of the Company's products are now sold under one of the seven DORMAN(R) sub-brands as follows:

DORMAN(R) OE Solutions(TM) - Original equipment dealer
          "exclusive" parts, such as intake manifolds, exhaust manifolds, oil cooler lines, window regulators, harmonic balances and radiator fan assemblies.

DORMAN(R) HELP!(R) - An extensive array of replacement parts, including window handles, and switches, door hardware, interior trim parts, headlamp aiming screws and retainer rings, radiator parts, battery hold-down bolts and repair kits, valve train parts and power steering filler caps

DORMAN(R)- Auto Grade - A comprehensive line of
           application specific and general automotive hardware that is a necessary element to a complete repair. Product categories include body hardware, general automotive fasteners, oil drain plugs, and wheel hardware.

DORMAN(R) Conduct-Tite!(R)- Extensive selection of electrical connectors, wire, tools, testers, and accessories.

DORMAN(R) First Stop(TM) - Value priced technician quality brake and clutch program containing more than 8,500 SKU's.

DORMAN(R)Pik-A-Nut(R) - A specialized and highly
                        efficient line of home hardware and home organization products specifically designed for retail merchandisers.

DORMAN(R) Scan-Tech(R) - Based in Stockholm, Sweden,
                         DORMAN(R) Scan-Tech(R) sells a complete line of Volvo(R) and Saab(R) replacement parts throughout the world, reducing the dependency on the OE Dealer.

         The remainder of the Company's revenues are generated by the sale of parts packaged by the Company, or others, for sale in bulk or under the private labels of parts manufacturers and national warehouse distributors (such as Carquest and NAPA). During the years ended December 2005, 2004, and 2003, no single product or related group of products accounted for more than 10% of gross sales.

         Substantially all of the parts sold by the Company are covered by a limited warranty, which provides that the part is free of a manufacturing defect, under normal use and service. The duration of the limited warranty varies by the product type, from ninety days to the life of the vehicle on which the part is originally installed. The sole remedy is the repair or replacement of the part that fails due to a manufacturing defect.

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

                  (ii) Approximately 30% of the Company's revenues are generated from sales to warehouse distributors (such as Carquest and NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

                  (iii) The balance of the Company's revenues (approximately 25%) are generated from international sales and sales to special markets, which include, among others, mass merchants (such as Wal-Mart), salvage yards and the parts distribution systems of parts manufacturers.

         The Company utilizes a number of different methods to sell its products. The Company's more than 30 person direct sales force solicits purchases of the Company's products directly from customers, as well as managing the activities of 17 independent manufacturer's representative agencies. The Company uses independent manufacturer's representative agencies to help service existing retail and warehouse distribution customers, providing frequent on-site contact. The sales focus is designed to increase sales by adding new product lines and expanding product selection within existing customers and secure new customers. For certain of its major customers, and its private label purchasers, the Company relies primarily upon the direct efforts of its sales force, who, together with the marketing department and the Company's executive officers, coordinate the more complex pricing and ordering requirements of these accounts.

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

         The Company currently services more than 2,500 active accounts. During 2005, 2004, and 2003 two customers (AutoZone and Advance) each accounted for more than 10% of net sales and in the aggregate accounted for 31%, 34%, and 31% of net sales, respectively.

Manufacturing

         Substantially all of the products sold by the Company are manufactured to its specifications by third parties. Because numerous contract manufacturers are available to manufacture its products, the Company is not dependent upon the services of any one contract manufacturer or any small group of them. No one vendor supplies more than 10% of the Company's products. In 2005, as a percentage of the total dollar volume of purchases made by the Company, approximately 35% of the Company's products were purchased from various suppliers throughout the United States and the balance of the Company's products were purchased directly from a variety of foreign countries.

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

Packaging, Inventory and Shipping

         Finished products are received at one or more of the Company's facilities, depending on the type of part. It is the Company's practice to inspect samples of shipments based upon vendor performance. If cleared, these shipments of finished parts are logged into the Company's computerized production tracking systems and staged for packaging.

         The Company employs a variety of custom-designed packaging machines which include blister sealing, skin film sealing, clamshell sealing, bagging and boxing lines. Packaged product contains the Company's label (or a private label), a part number, a universal packaging bar code suitable for electronic scanning, a description of the part and appropriate installation instructions. Products are also sold in bulk to automotive parts manufacturers and packagers. Computerized tracking systems, mechanical counting devices and experienced workers combine to assure that the proper variety and number of parts meet the correct packaging materials at the appropriate places and times to produce the required quantities of finished products.

         Completed inventory is stocked in the warehouse portions of the Company's facilities and is stored and organized to facilitate the most efficient methods of retrieving product to fill customer orders. The Company strives to maintain a level of inventory to adequately meet current customer order demand with additional inventory to satisfy new customer orders and special programs. The Company maintains a "safety stock" of inventory to compensate for fluctuations in demand and delivery.

         The Company ships its products from all of its locations, either by contract carrier, common carrier or parcel service. Products are generally shipped to the customer's main warehouse for redistribution within their network. In certain circumstances, at the request of the customer, the Company ships directly to the customer's stores either via smaller direct ship orders or consolidated store orders that are cross docked.


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

Employees

         At December 31, 2005, the Company had 879 employees, of whom 858 were employed full-time and 21 were employed part-time. Of these employees, 559 were engaged in production, inventory, or quality control, 89 were involved in engineering, product development and brand management, 60 were employed in sales and order entry, and the remaining 164, including the Company's 7 executive officers, were devoted to administration, finance, legal, and strategic planning.

         No domestic employees are covered by any collective bargaining agreement. Approximately 30 employees at the Company's Swedish subsidiary are governed by a national union. The Company considers its relations with its employees to be generally good.

Available Information

         Our internet address is www.rbinc.com. The information on this website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K. This website is, and is only intended to be, for reference purposes only. We make available free of charge on our web site our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:
R&B, Inc. - Office of General Counsel, 3400 East Walnut Street, Colmar, Pennsylvania 18915.

Item 1A. Risk Factors


         Increasing Service Life. Advancing technology and competitive pressures have compelled original equipment automobile and parts manufacturers to use parts with longer service lives, which are covered by longer and more comprehensive warranties. This may have the effect of reducing demand for the Company's products by delaying the onset of repair conditions requiring their use.
         Competition for Shelf Space. Since the amount of space available to a retailer and other purchasers of our products is limited, our products compete with other automotive aftermarket products, some of which are entirely dissimilar and otherwise non-competitive (such as car waxes and engine oil), for shelf and floor space. No assurance can be given that additional space will be available in a customers' stores to support expansion of the number of products that we offer.

         Concentration of Sales to Certain Customers. A significant percentage of our sales has been, and will continue to be, concentrated among a relatively small number of customers. During 2005, 2004, and 2003, two customers (AutoZone and Advance) each accounted for more than 10% of net sales and in the aggregate accounted for 31%, 34%, and 31% of net sales, respectively. We anticipate that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business-Sales and Marketing." sections of this Form 10-K Annual Report.

         Concentrations of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 77% of total accounts receivable as of December 31, 2005 and December 25, 2004. Management continually monitors the credit terms and credit limits to these and other customers.

         Customer Terms. The automotive aftermarket has been consolidating over the past several years. As a result, many of our customers have grown larger and therefore have more leverage in negotiations. Customers press for extended payment terms and returns of slow moving product when negotiating with us. While we do our best to avoid such concessions, in some cases payment terms to customers have been extended and returns of product have exceeded historical levels. The product returns primarily affect our profit levels while terms extensions generally reduce operating cash flow and require additional capital to finance the business. We expect both of these trends to continue for the foreseeable future.

         Foreign Currency Fluctuations. In 2005, approximately 65% of our products were sold in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, weakness in the dollar has resulted in some materials price increases and pressure from several foreign suppliers to increase prices. To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase further.

         We make significant purchases of product from Chinese vendors. Prior to 2005, the Chinese Yuan exchange rate has been fixed against the U.S. Dollar since 1998. In July 2005, the Chinese government announced an immediate 2% revaluation of the Yuan against the U.S. Dollar and that going forward it will allow the Yuan to fluctuate against a basket of currencies. Since that time the Yuan has strengthened another 1% against the U.S. Dollar. Most experts believe that the value of the Yuan will increase further relative to the U.S. Dollar over the next few years. Such a move would most likely result in an increase in the cost of products that are purchased from China.

         Dependence on Senior Management. The success of our business will continue to be dependent upon Richard N. Berman, Chairman of the Board, President and Chief Executive Officer and Steven L. Berman, Executive Vice

President, Secretary-Treasurer and Director. The loss of the services of one or both of these individuals could have a material adverse effect on our business.
         Dividend Policy. We do not intend to pay cash dividends for the foreseeable future. Rather, we intend to retain our earnings, if any, for the operation and expansion of our business.
         Control by Officers, Directors and Family Members. As of March 7, 2006, Richard N. Berman and Steven L. Berman, who are officers and directors of R&B, Inc., their father, Jordan S. Berman, and their brothers, Marc H. Berman and Fred B. Berman beneficially own approximately 41% of the outstanding Common Stock and are able to elect the Board of Directors, determine the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and control the policies of the Company.

Item 1B.  Unresolved Staff Comments.
         There are no unresolved comments from the Commission staff regarding the Company's periodic or current reports under the Securities Act.

Item 2.  Properties.

Facilities

The Company currently has 13 warehouse and office facilities located throughout the United States, Canada, Sweden, China and Korea. Two of these facilities are owned and the remainder are leased. The Company's headquarters and principal warehouse facilities are as follows:

Location                   Description
-------------------        ------------
Colmar, PA                 Warehouse and office - 334,000 sq. ft. (leased) (1)
Warsaw, KY                 Warehouse and office - 362,000 sq. ft. (owned)
Louisiana, MO              Warehouse and office - 90,000 sq. ft. (owned)
Baltimore, MD              Warehouse and office - 83,000 sq. ft. (leased)
Hagersville, ON            Manufacturing, warehouse, and office 37,000 sq. ft.
                           (leased) (2)
Portland, TN               Warehouse and office - 269,000 sq. ft. (leased)

In the opinion of management, the Company's existing facilities are in good condition.
-----------------
(1) Leased by the Company from a partnership of which Richard N. Berman, President and Chief Executive Officer of the Company, and Steven L. Berman, Executive Vice President of the Company, their father, Jordan S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners. Under the lease the Company paid rent of $3.75 per square foot ($1.3 million per year) in 2005. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. In 2002, the lease term was extended and will expire on December 31, 2007. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

(2) In June 2005, the Company acquired The Automotive Edge/Hermoff (Hermoff) for approximately $1.7 million. As part of the acquisition of Hermoff, the Company leased the existing facility from an Ontario corporation of which Arthur Bluhm, President of Hermoff, and Robert Bluhm, Vice President of Hermoff, are shareholders. Under the lease the Company paid rent of $58,275 Canadian in 2005. The term of the lease is for a period of 2 years beginning June 1, 2005 and ending May 31, 2007. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

Item 3.  Legal Proceedings.

         The Company is a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, competitive practices, trademark rights, product liability claims and other matters arising out of the conduct of the Company's business. In the opinion of management, none of the actions, individually or in the aggregate, would likely have a material financial impact on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of the security holders of the Company during the fourth quarter of fiscal year 2005.

Item 4.1 Certain Executive Officers of the Registrant.

         The following table sets forth certain information with respect to the executive officers of the Company:

Name                   Age      Position with the Company

Mathias J. Barton      46        Senior Vice President, Chief Financial Officer

Joseph M. Beretta      51        Senior Vice President, Product

Richard N. Berman      49        President, Chief Executive Officer, Chairman
                                 of the Board of Directors, and Director

Steven L. Berman       46        Executive Vice President, Secretary-Treasurer,
                                 and Director

Fred V. Frigo          49        Senior Vice President, Operations

Donald J. Barry        43        Senior Vice President of Sales and Trade
                                 Marketing

Thomas J. Knoblauch    50        Vice President, General Counsel and Assistant
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

         Donald J. Barry joined the Company in July 2005 as Senior Vice President of Sales and Trade Marketing. Prior to joining the Company he was European Business Director for 3M Company where he was responsible for Consumer and Office business operations. He is a graduate of University of Wisconsin-Whitewater.

         Thomas J Knoblauch joined the Company in April 2005 as Vice President and General Counsel. In May 2005, Mr. Knoblauch was appointed Assistant Secretary. Prior to joining the Company he was Corporate Counsel at SunGard Data Systems, Inc. and General Counsel at Rosenbluth International, Inc. He is a graduate of Widener University, Chester, PA, St. Joseph's University in Philadelphia, PA, and the Widener University School of Law. Mr. Knoblauch is a member of both the Pennsylvania and New York Bar.

                                   PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

         The Company's shares of common stock are traded publicly in the over-the-counter market on the NASDAQ system. At March 7, 2006 there were 154 holders of record of common stock, representing more than 1,700 beneficial owners. The last price for the Company's common stock on March 7, 2006, as reported by NASDAQ, was $9.86 per share. Since the Company's initial public offering, it has paid no cash dividends. The Company does not presently contemplate paying any such dividends in the foreseeable future. The range of high and low sales prices for the Company's common stock for each quarterly period of 2005 and 2004 are as follows:

                                 2005 (1)                    2004 (1)
                       ---------------------------- --------------------------
                           High           Low           High          Low
---------------------  ------------ --------------- -------------  ------------
First Quarter          $13.75         $12.03           $9.450         $7.37
Second Quarter          14.46          10.00            10.00          9.00
Third Quarter           14.50           9.04            10.32          9.50
Fourth Quarter          12.62           9.35            13.75          10.28

(1) Amounts have been restated to reflect a two-for-one split of the Company's common stock on March 28, 2005.

         For the information regarding the Company's compensation plans, see
Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.  Selected Financial Data.

                                             Selected Consolidated Financial Data
                                                                                   Year Ended December
                                     ----------------- ----------------------------------------------------------------------------
(in thousands, except per share data)      2005              2004               2003               2002(a)              2001
------------------------------------ ----------------- ----------------  -------------------  -----------------  ------------------
Statement of Operations
Data:
   Net sales                                  $278,117         $249,526             $222,083           $215,524            $201,668
   Income from operations (b)                   29,776           29,638               24,052             23,133              12,266
   Net income (b)                               17,077           17,081               13,304             12,357               5,229
   Earnings per share (b)
      Basic (c)                                  $0.95            $0.97                 0.77               0.73                0.31
      Diluted (c)                                $0.93            $0.93                 0.73               0.69                0.30
Balance Sheet Data:
   Total assets                                212,156          195,404              176,606            170,128             163,163
   Working capital                             115,812          101,585               98,452             91,340              81,068
   Long-term debt                               27,243           25,714               35,213             44,218              53,511
   Shareholders' equity                        138,542          125,227              105,985             89,572              75,162

(a) Results for 2002 include a gain on sale of specialty fastener business of $2,143 ($1,329 after tax or $0.07 per share).

(b) The Company adopted the provisions of SFAS No. 142, "Goodwill and Other
Intangible Assets," at the beginning of fiscal 2002. With the adoption of SFAS
No. 142, goodwill is no longer subject to amortization. The following table presents certain financial data for fiscal 2005 and all prior periods. Fiscal
2001 has been adjusted to exclude amortization of goodwill and the related tax effects:

                                                                                  Year Ended December
                                     ----------------- --------------------------------------------------------------------------
                                               2005             2004               2003               2002                2001
Income from operations                       $29,776        $  29,638           $ 24,052           $ 23,133            $ 13,891
Net income                                   $17,077        $  17,081           $ 13,304           $ 12,357            $  6,293
Diluted earnings per share                   $  0.93        $    0.93           $   0.73           $   0.69            $   0.37

(c) All prior period per share amounts have been retroactively adjusted to reflect a two-for-one stock split of the Company's common stock effective March
28, 2005.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

         The Company is a leading supplier of Original Equipment (OE) Dealer "Exclusive" automotive replacement parts, automotive hardware, brake products, and household hardware to the automotive aftermarket and mass merchandise markets. Dorman automotive parts and hardware are marketed under the OE Solutions(TM), HELP!(R), AutoGrade(TM), First Stop(TM), Conduct-Tite(R), and Pik-A-Nut(R) brand names. The Company designs, packages and markets over 73,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to its specifications. Approximately 90% of the Company's products are sold under its brand names and the remainder are sold for resale under customers' private labels, other brands or in bulk. The Company's products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets including parts manufacturers for resale under their own private labels and salvage yards. Through its Scan-Tech and Hermoff subsidiaries, the Company is increasing its international distribution of automotive replacement parts, with sales into Canada, Europe, the Middle East and the Far East.

         The automotive aftermarket in which the Company competes has been growing in size; however, the market continues to consolidate. As a result, the Company's customers regularly seek more favorable pricing, product returns and extended payment terms when negotiating with the Company. While the Company does its best to avoid such concessions, in some cases payment terms to customers have been extended and returns of product have exceeded historical levels. The product returns and more favorable pricing primarily affect the Company's profit levels while terms extensions generally reduce operating cash flow and require additional capital to finance the business. Management expects both of these trends to continue for the foreseeable future.

         The Company has focused on new product development as a way to offset some of these customer demands and as its primary vehicle for growth. As such, new product development is a critical success factor for the Company. The Company has invested heavily in resources necessary for it to increase its new product development efforts and to strengthen its relationships with its customers. These investments are primarily in the form of increased product development resources and awareness programs, customer service improvements and increased customer credits and allowances. This has enabled the Company to provide an expanding array of new product offerings and grow its revenues.

          The Company may experience significant fluctuations from quarter to quarter in its results of operations due to the timing of orders placed by the Company's customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

         The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003 are fifty-three, fifty-two, and fifty-two weeks, respectively.

Stock Split

         All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect a two-for-one split of the Company's Common Stock effective March 28, 2005.

Acquisition

         In June 2005, the Company acquired The Automotive Edge/Hermoff ("Hermoff") for approximately $1.7 million. The consolidated results include Hermoff since June 1, 2005. The Company has not presented pro forma results of operations for the years ended December 31, 2005, December 25, 2004 and December 27, 2003, assuming the acquisition had occurred at the beginning of the respective periods, as these results would not have been materially different than actual results for the periods.



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

         Allowance for Doubtful Accounts. The preparation of the Company's financial statements requires management to make estimates of the collectability of its accounts receivable. Management specifically analyzes accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of the Company's accounts receivable has been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. The Company's five largest customers accounted for 77% of net accounts receivable as of December 31, 2005 and December 25, 2004. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on the Company's sales and operating results. The Company's allowance for doubtful accounts amounted to $1.1 million as of December 31, 2005 and December 25, 2004.

         Revenue Recognition and Allowance for Customer Credits. Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. The Company records estimates for cash discounts, product returns and warranties, discounts and promotional rebates in the period of the sale ("Customer Credits"). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as a reduction of accounts receivable. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Reserves for customer credits were $21.6 million and $19.5 million as of December 31, 2005 and December 25, 2004, respectively.

         Excess and Obsolete Inventory Reserves. Management must make estimates of potential future excess and obsolete inventory costs. The Company provides reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates. The Company maintains contact with its customer base in order to understand buying patterns, customer preferences and the life cycle of its products. Changes in customer requirements are factored into the reserve needs as needed. Reserves for excess and obsolete inventory were $9.6 million and $8.2 million as of December 31, 2005 and December 25, 2004, respectively.

         Goodwill. The Company follows the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". The Company employs a discounted cash flow analysis and a market comparable approach in conducting its impairment tests. Cash flows are discounted at 12% and an earnings multiple of 5.75 to 6.0 times EBITDA is used when conducting these tests. The Company has completed the impairment tests required by SFAS No. 142, which did not result in an impairment charge. Goodwill was $29.6 million and $29.4 million at December 31, 2005 and December 25, 2004, respectively.

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


                                                           Percentage of Net Sales
                                     --------------------------------------------------------------------
                                                                  Year Ended
                                     --------------------------------------------------------------------
                                          December 31,          December 25,           December 27,
                                              2005                  2004                   2003
------------------------------------ ---------------------- --------------------  -----------------------

Net sales                                    100.0%               100.0%                   100.0%
Cost of goods sold                            64.5                 62.9                     63.0
------------------------------------ ---------------------- --------------------  -----------------------
Gross profit                                  35.5                 37.1                     37.0
Selling, general and
  administrative expenses                     24.8                 25.2                     26.2
------------------------------------ ---------------------- --------------------  -----------------------
Income from operations                        10.7                 11.9                     10.8
Interest expense, net                          0.9                  1.2                      1.5
------------------------------------ ---------------------- --------------------  -----------------------
Income before taxes                            9.8                 10.7                      9.3
Provision for taxes                            3.7                  3.9                      3.3
------------------------------------ ---------------------- --------------------  -----------------------
Net income                                     6.1%                 6.8%                     6.0%
==================================== ====================== ====================  =======================

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 25, 2004

         Net sales increased 11% to $278.1 million in 2005 from $249.5 million in 2004. Revenues in 2005 were up primarily as a result of continued growth in new product sales. An additional week's sales in 2005 and the June 2005 acquisition of Hermoff accounted for approximately 1% of the sales growth.

         Cost of goods sold, as a percentage of net sales, increased from 62.9% in 2004 to 64.5% in 2005. The primary reasons for the increase in cost of goods sold as a percentage of sales were a continued mix shift toward lower margin automotive hard parts and a $1.8 million increase in the provision for excess and slow moving inventory reserves in 2005.


         Selling, general and administrative expenses in 2005 increased 10% to $69.1 million from $62.9 million. The expense increase was the result of inflationary cost increases, an increase in variable operating expenses due to sales volume growth and the Company's decision to invest more resources in new product development which resulted in higher spending for product management, purchasing, engineering and quality control in 2005. During 2005, the Company also increased the use of its accounts receivable sale facilities. Financing costs associated with the sale of accounts receivable are recorded as operating expenses and amounted to $1.2 million and $0.3 million in 2005 and 2004, respectively.

         Interest expense, net decreased to $2.6 million in 2005 from $2.9 million in 2004 due to lower overall borrowing rates in 2005. The primary reason for the lower borrowing rates was a reduction in the outstanding principal of the Company's 6.81% Senior Notes, which was replaced with revolving credit borrowings at a lower interest rate.

         The Company's effective tax rate increased to 37.1% in 2005 from 36.2% in 2004 due to the loss of certain state tax benefits in 2005 as a result of changes in state tax legislation and lower earnings from the Company's Swedish subsidiary where tax rates are lower than the statutory rate in the United States.

Fiscal Year Ended December 25, 2004 Compared to Fiscal Year Ended December 27, 2003

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

Liquidity and Capital Resources

         Historically, the Company has financed its growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. At December 31, 2005, working capital was $115.8 million, total long-term debt (including the current portion and revolving credit borrowings) was $35.8 million and shareholders' equity was $138.5 million. Cash and cash equivalents as of December 31, 2005 totaled $2.9 million.

         Over the past several years the Company has extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. The Company participates in accounts receivable sales programs with several customers which allow it to sell its accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of December 31, 2005 and December 25, 2004, respectively, the Company had sold $23.2 million and $18.0 million in accounts receivable under these programs and had removed them from its balance sheets. The Company expects continued pressure to extend its payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

         Total capital spending in 2005 was $7.2 million. Capital spending in 2006 is expected to be between $7.0 and $9.0 million.

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

         The Company maintains a $20.0 million Revolving Credit Facility which expires in June 2007. Borrowings under the amended facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at December 31, 2005 was LIBOR plus 85 basis points (5.24%). Borrowings under the facility were $10.1 million as of December 31, 2005. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

         The Company's business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

         The Company has future obligations for debt repayments, future minimum rental and similar commitments under noncancellable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 31, 2005 are summarized in the tables below:

                                                                                 Payments Due by Period
                                                           ------------------------------------------------------------------
                                                              Less than
Contractual Obligations                         Total          1 year      1-3 years       4-5 years       After 5 years
-----------------------------------------  --------------- --------------- --------------  --------------  ------------------
Long-term borrowings                          $ 35,814        $ 8,571      $ 27,243        $     -         $      -
Operating leases                                 6,460          2,662         3,620            175                3
                                           --------------- --------------- --------------  --------------  ------------------
                                              $ 42,274        $11,233      $ 30,863        $   175         $      3
                                           =============== =============== ==============  ==============  ==================

        On January 31, 2006, the Company entered into an industrial building lease with an unrelated party to rent 268,253 feet of additional warehouse and production space in Portland, TN. The initial lease term is for ten years. The
Company may, at its option, terminate the lease without any further liability after seven years by giving the landlord six months notice and paying a termination fee. Total annual rent expense in the first year of the lease will be $0.6 million.


                                                                       Amount of Commitment Expiration Per Period
                                                           ------------------------------------------------------------------
                                                Total
                                               Amounts      Less than
Other Commercial Commitments                  Committed        1 year      1-3 years       4-5 years        Over 5 years
-----------------------------------------  --------------- --------------- --------------  ---------------  -----------------
Letters of credit                            $   1,618       $   1,618     $      -        $      -         $      -
                                           --------------- --------------- --------------  ---------------  -----------------
                                             $   1,618       $   1,618     $      -        $      -         $      -
                                           =============== =============== ==============  ===============  =================

         The Company reported a net source of cash flow from its operating activities of $3.6 million in fiscal 2005. Net income and depreciation were the primary sources of operating cash flow in 2005. The primary uses of cash flow were inventory and accounts receivable. Inventory utilized $12.3 million in cash in 2005 as a result inventory purchased to support new product initiatives and $2.0 million of inventory placed on consignment to one customer in 2005. Accounts receivable resulted in a net use of cash of $4.2 million. Higher sales of accounts receivable under accounts receivable sales programs offset a portion of the accounts receivable impact of sales growth and the continued trend towards longer payment terms to certain customers.

         Investing activities used $8.9 million of cash in fiscal 2005 as a result of $7.2 million in additions to property, plant and equipment and $1.7 million in cash utilized to purchase Hermoff. The Company's largest 2005 capital project is the automation and expansion of its central distribution center in Warsaw, Kentucky. This project began in 2004 and was originally expected to be completed in early 2005 at a cost of $5.0 million. Scope changes and other factors are now expected to delay completion of the project until the second quarter of 2006, and total costs are now expected to be approximately $6.8 million. Capital spending in 2005 also included tooling associated with new products, upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements.

         Financing activities generated $1.1 million in cash in fiscal 2005 as proceeds of $10.1 million from the Company's amended revolving credit facility offset cash used to make the scheduled August 2005 repayment of $8.6 million on the Company's Senior Notes.

         The Company believes that cash and short-term investments on hand and cash generated from operations together with its available sources of capital are sufficient to meet its ongoing cash needs for the foreseeable future.

Foreign Currency Fluctuations

         In 2005, approximately 65% of the Company's products were purchased in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, weakness in the dollar has resulted in some materials price increases and pressure from several foreign suppliers to increase prices further. To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase further.

         The Company makes significant purchases of product from Chinese vendors. Prior to 2005, the Chinese Yuan exchange rate has been fixed against the U.S. Dollar since 1998. In July 2005, the Chinese government announced an immediate 2% revaluation of the Yuan against the U.S. Dollar and that going forward it will allow the Yuan to fluctuate against a basket of currencies. Since that time the Yuan has strengthened another 1% against the U.S. Dollar. Most experts believe that the value of the Yuan will increase further relative to the U.S. Dollar over the next few years. Such a move would most likely result in an increase in the cost of products that are purchased from China.

Impact of Inflation

         The Company has experienced increases in the cost of materials and transportation costs as a result of raw materials shortages and commodity price increases in 2004 and increases in the cost of crude oil in 2005. These increases did not have a material impact on the Company. The Company believes that further cost increases could potentially be mitigated by passing along price increases to customers or through the use of alternative suppliers or resourcing purchases to other countries, however there can be no assurance that the Company will be successful in such efforts.

Recent Accounting Pronouncements

         In May 2005, the Financial Accounting Standards Board (FASB) issued
SFAS No. 154, "Accounting Changes and Error Corrections".   SFAS No. 154 is a
replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for the reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No.
154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS No. 123R will effective in 2006. The Company is currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method. While the Company has not yet determined the precise impact that this statement will have on its financial condition and results of operations for fiscal 2006, assuming future annual stock option awards are comparable to prior years annual awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact on diluted earnings per share is expected to be consistent with our pro forma SFAS No. 123 disclosures.

         In December 2004, the FASB issued two FASB Staff Positions (FSP) regarding the accounting implications of the American Jobs Creation Act of 2004. The adoption of FAS No. 109-1, "Application of FASB Statement No. 109 'Accounting for Income Taxes' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" and FSP No. 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" did not have any effect on the Company's effective tax rate in 2005.

         In December 2004, the FASB issued SFAS No. 151 "Inventory Costs, an Amendment of ARB No. 43, Chapter 4". SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company's fiscal year beginning January 1, 2006. The Company does not anticipate that the adoption of the provisions of SFAS No.151 will have a material effect on the results of operations in 2006.

         In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception for exchange of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 became effective for non-monetary assets and exchanges occurring in fiscal periods beginning after June 15, 2005, the Company's third fiscal quarter. As the Company does not engage in exchanges of non-monetary assets, the implementation of this statement did not have an impact on its financial condition or results of operations.

Cautionary Statement Regarding Forward Looking Statement.

         Certain statements periodically made by or on behalf of the Company and certain statements contained herein including statements in Management's Discussion and Analysis of Financial Condition and Results of Operation; certain statements contained in Business, such as statements regarding litigation; and certain other statements contained herein regarding matters that are not historical fact are forward looking statements (as such term is defined in the Securities Act of 1933 and the Securities Exchange Act of 1934), and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Factors that cause actual results to differ materially include but are not limited to those factors discussed in "Item 1A Risk Factors."

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

         The Company's market risk is the potential loss arising from adverse changes in interest rates. With the exception of the Company's revolving credit facility, long-term debt obligations are at fixed interest rates and denominated in U.S. dollars. The Company manages its interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Under the terms of the Company's revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender's base rate or LIBOR would affect the rate at which the Company could borrow funds thereunder. The Company believes that the effect of any such change would be minimal.
..
Item 8.  Financial Statements and Supplementary Data.

         The financial statement schedules of the Company that are filed with this Report on Form 10-K are listed in Item 15(a)(2), Part IV, of this Report.


            Report of Independent Registered Public Accounting Firm

The Board of Directors
R&B, Inc.:

         We have audited the accompanying consolidated balance sheets of R&B, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R&B, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of R&B, Inc.'s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

                                                                       KPMG LLP
Philadelphia, Pennsylvania
March 13, 2006

                                                   R&B, INC. AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                               For the Year Ended
                                                                    ---------------------------------------------------------------
                                                                             December 31,         December 25,         December 27,
(in thousands, except per share data)                                            2005                  2004              2003
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                      $278,117             $249,526            $222,083
Cost of goods sold                                                              179,253              157,004             139,875
-----------------------------------------------------------------------------------------------------------------------------------
         Gross profit                                                            98,864               92,522              82,208
Selling, general and administrative expenses                                     69,088               62,884              58,156

-----------------------------------------------------------------------------------------------------------------------------------
         Income from operations                                                  29,776               29,638              24,052
Interest expense, net of interest income of $22, $103, and $198                   2,615                2,853               3,376
-----------------------------------------------------------------------------------------------------------------------------------
         Income before income taxes                                              27,161               26,785              20,676
Income taxes                                                                     10,084                9,704               7,372
-----------------------------------------------------------------------------------------------------------------------------------
         Net Income                                                            $ 17,077             $ 17,081          $   13,304
===================================================================================================================================
Earnings Per Share:
         Basic                                                                $    0.95            $    0.97         $      0.77

         Diluted                                                              $    0 93            $    0.93         $      0.73
Weighted Average Shares Outstanding:
        Basic                                                                    17,914               17,690              17,294
        Diluted                                                                  18,437               18,368              18,101
===================================================================================================================================



          See accompanying notes to consolidated financial statements.


                           R&B, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                            December 31,       December 25,
 (in thousands, except share data)                                                              2005                2004

---------------------------------------------------------------------------------------  ------------------  -----------------
Assets
Current Assets:
   Cash and cash equivalents                                                                   $      2,944      $       7,152
   Accounts receivable, less allowance for doubtful accounts
        and customer credits of $22,728 and $20,575                                                  64,778             60,962
  Inventories                                                                                        75,535             61,436
  Deferred income taxes                                                                               9,560              8,417
  Prepaids and other current assets                                                                   1,545              1,609
---------------------------------------------------------------------------------------  ------------------  -----------------
     Total current assets                                                                           154,362            139,576
---------------------------------------------------------------------------------------  ------------------  -----------------
Property, Plant and Equipment, net                                                                   27,473             25,698
Goodwill                                                                                             29,617             29,410
Other Assets                                                                                            704                720
---------------------------------------------------------------------------------------  ------------------  -----------------
      Total                                                                                       $ 212,156          $ 195,404
=======================================================================================  ==================  =================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                                                            $      8,571        $     9,045
  Accounts payable                                                                                   14,739             15,599
  Accrued compensation                                                                                6,727              8,028
  Other accrued liabilities                                                                           8,513              5,319
---------------------------------------------------------------------------------------  ------------------  -----------------
    Total current liabilities                                                                        38,550             37,991
Other Long-Term Liabilities                                                                             626                  -
Long-Term Debt                                                                                       27,243             25,714
Deferred Income Taxes                                                                                 7,195              6,472
Commitments and Contingencies  (Note 10)
Shareholders' Equity:
   Common stock, par value $.01; authorized 25,000,000 shares;
     issued and outstanding 17,749,583 and 17,871,928 shares                                            177                179
  Additional paid-in capital                                                                         33,138             34,659
  Cumulative translation adjustments                                                                  1,270              3,509
  Retained earnings                                                                                 103,957             86,880
    Total shareholders' equity                                                                      138,542            125,227
---------------------------------------------------------------------------------------  ------------------  -----------------
      Total                                                                                       $ 212,156          $ 195,404
=======================================================================================  ==================  =================

              See accompanying notes to consolidated financial statements.



                                                   R&B, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY




                                                       Common Stock
                                                     ------------------       Additional      Cumulative
                                                    Shares         Par          Paid-In       Translation       Retained
(in thousands, except share data)                   Issued        Value         Capital       Adjustments       Earnings     Total

---------------------------------------------  ------------------------------- --------------  ---------------  ------------ ------
Balance at December 28, 2002                      17,002,140       $170         $ 32,852         $   55          $56,495   $ 89,572

Common stock issued to
     Employee Stock Purchase Plan                      1,136         -                 5             -              -             5
Compensation expense on stock option issuance             -          -                21             -              -            21
Shares issued under Incentive Stock Plan             522,712         5               481             -              -           486
Tax benefit of stock option exercises                     -          -               504             -              -           504
Comprehensive Income:
    Net income                                            -          -               -               -            13,304     13,304
    Currency translation adjustments                      -          -              -             2,093             -         2,093
                                                                                                                           --------
Total comprehensive income                                                                                                   15,397
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 27, 2003                      17,525,988        175           33,863          2,148           69,799    105,985

Common stock issued to
    Employee Stock Purchase Plan                       1,108          -               10              -             -            10
Appreciation on shares redistributed to 401(k) plan        -          -               96              -             -            96
Shares issued under Incentive Stock Plan             344,832          4               62              -             -            66
Tax benefit of stock option exercises                      -          -              628              -             -           628
Comprehensive Income:
     Net income                                            -          -              -                -           17,081     17,081
     Currency translation adjustments                      -          -              -            1,361             -         1,361
                                                                                                                            -------
Total comprehensive income                                                                                                   18,442
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 25, 2004                       17,871,928        179          34,659          3,509           86,880    125,227

Common stock issued to
    Employee Stock Purchase Plan                          709         -                7             -               -            7
Appreciation on shares redistributed to 401(k) plan         -         -              191             -               -          191
Shares issued under Incentive Stock Plan               66,955         -              105             -               -          105
Tax benefit of stock option exercises                       -         -              247             -               -          247
Purchase and cancellation of common stock            (190,009)        (2)         (2,071)            -               -      (2,073)

Comprehensive Income:
     Net income                                             -         -              -               -            17,077     17,077
     Currency translation adjustments                       -         -              -           (2,239)            -        (2,239)
                                                                                                                          ---------
Total comprehensive income                                                                                                   14,838

Balance at December 31, 2005                        17,749,583       $177        $33,138          $1,270        $103,957   $138,542
========================================================== ==============  ============ ============== ===============  ===========
          See accompanying notes to consolidated financial statements.


                           R&B, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the Year Ended
                                                               ----------------------  ----------------------- --------------------
                                                                    December 31,             December 25,           December 27,
(in thousands)                                                          2005                     2004                   2003
-------------------------------------------------------------- ----------------------  ----------------------- --------------------
Cash Flows from Operating Activities:
Net income                                                         $   17,077               $   17,081            $    13,304
Adjustments to reconcile net income to cash
provided by operating activities:
   Depreciation and amortization                                        5,774                    4,545                  4,640
   Provision for doubtful accounts                                        233                      110                    504
   Provision  for deferred income tax                                    (473)                     916                  1,285
   Provision for non-cash stock compensation                                -                        -                     21
Changes in assets and liabilities:
    Accounts receivable                                                (4,192)                 (16,391)                 4,806
    Inventories                                                       (12,261)                  (9,669)                (2,766)
    Prepaids and other current assets                                       9                     (148)                   173
    Other assets                                                            8                       66                   (119)
    Accounts payable                                                     (888)                   5,380                 (1,862)
    Accrued compensation and other liabilities                         (1,717)                   1,976                    757
-------------------------------------------------------------- ----------------------  ----------------------- --------------------
      Cash provided by operating activities                             3,570                    3,866                 20,743
-------------------------------------------------------------- ----------------------  ----------------------- --------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                             (7,220)                 (12,801)                (5,598)
   Purchase of short-term investments                                       -                   (4,821)               (11,492)
   Proceeds from maturities of short-term investments                       -                   14,726                 15,589
   Business acquisition, net of cash acquired                          (1,680)                       -                      -
     Cash used in investing activities                                 (8,900)                  (2,896)                (1,501)
-------------------------------------------------------------- ----------------------  ----------------------- --------------------
Cash Flows from Financing Activities:
   Repayment of long-term debt obligations                             (9,071)                  (9,071)                (9,725)
   Net proceeds from revolving credit facility                         10,100                        -                      -
   Proceeds from common stock issuances                                    93                       76                    491
-------------------------------------------------------------- ----------------------  ----------------------- --------------------
      Cash provided by (used in) financing activities                   1,122                   (8,995)                (9,234)
-------------------------------------------------------------- ----------------------  ----------------------- --------------------
Net (Decrease) Increase  in Cash and Cash
           Equivalents                                                 (4,208)                  (8,025)                10,008
Cash and Cash Equivalents, Beginning of
       Year                                                             7,152                   15,177                  5,169
-------------------------------------------------------------- ----------------------  ----------------------- --------------------
Cash and Cash Equivalents, End of Year                             $    2,944              $     7,152           $     15,177
============================================================== ======================  ======================= ====================
Supplemental Cash Flow Information
    Cash paid for interest expense                                 $    2,569              $     2,994           $      3,638
    Cash paid for income taxes                                     $    9,246              $     8,418           $      5,572

                  See accompanying notes to consolidated financial statements.

                           R&B, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2005

1.  Summary of Significant Accounting Policies

          R&B, Inc. (the "Company") is a leading supplier of OE Dealer "Exclusive" automotive replacement parts, automotive hardware, brake products and household hardware to the Automotive Aftermarket and Mass Merchandise markets. Dorman automotive parts and hardware are marketed under the OE Solutions(TM), HELP!(R), AutoGrade(TM), First Stop(TM), Conduct-Tite(R), and Pik-A- Nut(R) brand names.

          The Company operates on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 31, 2005, December 25, 2004 and December 27, 2003 are fifty-three, fifty-two, and fifty-two weeks, respectively.

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

          Sales of Accounts Receivable. The Company has entered into several customer sponsored programs administered by unrelated financial institutions that permit the Company to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. The Company does not retain any servicing requirements for these accounts receivable. Transactions under these agreements are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement 125." At December 31, 2005 and December 25, 2004, $23.2 million and $18.0 million of accounts receivable were sold and removed from the consolidated balance sheets, respectively. Selling, general and administrative expenses include $1.2 million in 2005 and $0.3 million in 2004 in financing costs associated with these accounts receivable sales programs.

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

          Estimated useful lives by major asset category areas follows:


Buildings                                           3 to 39 years
Machinery, equipment and tooling                    3 to 10 years
Furniture, fixtures and leasehold improvements      3 to 15 years

          The costs of maintenance and repairs are expensed as incurred. Renewals and betterments are capitalized. Gains and losses on disposals are included in operating results.

         Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. The Company did not record any asset impairment charges in fiscal 2005, 2004, or 2003.

         Goodwill. The Company follows the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". The Company employs a discounted cash flow analysis and a market comparable approach in conducting its impairment tests. Cash flows are discounted at 12% and an earnings multiple of 5.75 to 6.0 times EBITDA is used when conducting these tests. The Company has completed the impairment tests required by SFAS No. 142, which did not result in an impairment charge.

         Other Assets. Other assets consist of deposits; costs incurred for the preparation and printing of product catalogs, which are capitalized and amortized upon distribution; and deferred financing costs, which are capitalized and amortized over the term of the related financing agreement.

      Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $1.9 million in 2005, $1.5 million in 2004 and $1.1 million in 2003 have been recorded in selling, general and administrative expenses.

         Foreign Currency Translation. Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the rate of exchange prevailing at the end of the year. Income statement accounts are translated at the average exchange rate prevailing during the year. Translation adjustments resulting from this process are recorded directly in shareholders' equity.

         Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of the Company's accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. The Company's five largest customers accounted for 77% of net accounts receivable as of December 31, 2005 and December 25, 2004. Management continually monitors the credit terms and credit limits to these and other customers.

         Fair Value Disclosures. The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Based on borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of total long-term debt was $36.6 million and $36.9 million at December 31, 2005 and December 25, 2004, respectively.

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

         Stock Dividend. All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect a two-for-one split of the Company's Common Stock effective March 28, 2005.

         Revenue Recognition. Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. The Company records estimates for cash discounts, product returns and warranties, discounts and promotional rebates in the period of the sale ("Customer Credits"). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as a reduction of accounts receivable. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold. Actual Customer Credits have not differed materially from estimated amounts for each period presented.

         Earnings Per Share. The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three years ended December 31, 2005:

                                                              2005               2004                2003
                                                            ---------------  - --------------- --  --------------------
Numerator:                                                             (in thousands, except per share data)
     Net income ...........................................   $17,077            $17,081              $13,304

Denominator:
     Weighted average shares outstanding used in
         basic earnings per share calculation                  17,914             17,690              17,294

     Effect of dilutive stock options... .................        523                678                 807
                                                            ---------------  - --------------- --  --------------------
     Adjusted weighted average shares outstanding
          diluted earnings per share........................   18,437             18,368               18,101

                                                            ===============  = =============== ==  ====================
Basic earnings per share..............................          $0.95             $ 0.97               $ 0.77
                                                            ===============  = =============== ==  ====================
Diluted earnings per share...........................           $0.93             $ 0.93               $ 0.73
                                                            ===============  = =============== ==  ====================

         Options to purchase 103,500 and 101,500 shares were outstanding at December 31, 2005 and December 27, 2003, respectively, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive. No outstanding options at December 25, 2004 were excluded from the computation of diluted earnings per share.

         Stock-Based Compensation. At December 31, 2005, the Company has one stock-based employee compensation plan, which is described more fully in Note
11. The Company accounts for this plan under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB No. 25),
"Accounting for Stock Issued to Employees", and related interpretations. Under
APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation.


                                                                                      Year Ended December
------------------------------------------------------------------  -------------------------------------------------------
 (in thousands, except per share data)                                      2005               2004              2003
------------------------------------------------------------------  -------------------- ----------------  ----------------
Net income:
    Net income, as reported                                       $     17,077          $   17,081          $   13,304
    Add: Stock-based employee compensation expense
    net of related tax effects, included in the determination
    of net income, as reported                                             -                  -                     13

    Less: Stock-based employee compensation expense,
    net of related tax effects, determined under fair value
    based method for all awards                                           (281)              (148)                  (81)
------------------------------------------------------------------  -------------------- ----------------  ----------------
   Net income, pro forma                                          $      16,796        $    16,933          $     13,236

------------------------------------------------------------------  -------------------- ----------------  ----------------
Earnings per share:
    Basic - as reported                                           $       0.95         $     0.97           $     0.77
    Basic - pro forma                                             $       0.94         $     0.96           $     0.77
    Diluted - as reported                                         $       0.93         $     0.93           $     0.73
    Diluted - pro forma                                           $       0.91         $     0.92           $     0.73

       The weighted average fair value of options granted in 2005, 2004 and 2003 was $6.54, $4.67 and $3.28, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                2005                 2004             2003
                                ----                 ----             ----
Expected dividend yield           0%                  0%               0%
Expected stock price volatility  46%                 51%               52%
Risk-free interest rate          3.9 %               3.6%             3.3%
Expected life of option          7.5 years           7.5 years        7.5 years

2.   Inventories

         Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                                 December 31,             December 25,
(in thousands)                       2005                     2004
--------------------------- ----------------------  ------------------------
Bulk product                       $30,548                   $26,407
Finished product                    42,317                    32,029
Packaging materials                  2,670                     3,000
--------------------------- ----------------------  ------------------------
Total                              $75,535                   $61,436
=========================== ======================  ========================


Included in Finished product as of December 31, 2005 is approximately $2.0 million in inventory held on consignment.

3.   Property, Plant  and Equipment

         Property, plant and equipment consists of the following:

                                    December 31,              December 25,
(in thousands)                         2005                       2004
--------------------------  ------------------------ --------------------------
Property under capitalized leases     $ 2,302                 $   2,452
Buildings                              11,165                    10,447
Machinery, equipment and tooling       28,279                    24,693

Furniture,  fixtures and
    leasehold improvements              3,626                      3,633
Computer and other equipment           27,195                     25,168
-----------------------------    -------------------       --------------------
Total                                  72,567                     66,393
Less-accumulated  depreciation        (45,094)                    (40,695)
--------------------------       -------------------       --------------------
Property, plant and equipment, net    $27,473                    $25,698
=========================         ==================      =====================

4.     Goodwill

            In June 2005, the Company acquired The Automotive Edge/Hermoff (Hermoff) for approximately $1.7 million. The consolidated results include Hermoff since June 1, 2005. The Company has not presented pro forma results of operations for the years ended December 31, 2005, December 25, 2004 and December 27, 2003, assuming the acquisition had occurred at the beginning of the respective periods, as these results would not have been materially different than actual results for the periods. The goodwill recorded as a result of the acquisition may be revised upon final determination of the purchase price allocation.

            Goodwill activity during the year ended December 31, 2005 is as follows: (in thousands)


Balance, December 25, 2004                                 $29,410
Acquisition                                                    734
Translation                                                  (527)
Balance, December 31, 2005                                 $29,617
-----------------------------------------------  -----------------

5.  Long-Term Debt

            Long-term debt consists of the following:


                                            December 31,           December 25,
 (in thousands)                                 2005                    2004
----------------------------------------  -----------------       -------------
Senior notes                                   $25,714                 $34,285

Bank credit facility                            10,100                       -
Obligation for stock repurchase
(Note 7)                                             -                     474
----------------------------------------  -----------------       -------------
    Total                                       35,814                  34,759
    Less: Current portion                       (8,571)                  (9,045)
----------------------------------------  ----------------        -------------
    Total long-term debt                       $27,243                  $25,714
========================================  =============       =================

         Senior Notes. The Senior Notes bear a 6.81% fixed interest rate, payable quarterly. Annual principal repayments at the rate of $8.6 million are due each August through 2008. Terms of the Note Purchase Agreement require, among other things, that the Company maintain certain financial covenants relating to debt to capital ratios and minimum net worth.

         Bank Credit Facility. In May 2005, the Company amended its existing Revolving Credit Facility. The amended facility expires in June 2007. The May 2005 amendment increased the total credit facility from $10 million to $20 million. Borrowings under the amended facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at December 31, 2005 was LIBOR plus 85 basis points (5.24%). The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

            The average amount outstanding under the Revolving Credit Facility was $5.6 million and $0.4 million during 2005 and 2004, respectively. The maximum amount outstanding in 2005 and 2004 was $13.7 million and $7.0 million, respectively.

         The Company is in compliance with all financial covenants contained in the Senior Notes and Revolving Credit Facility.

            Aggregate annual principal payments applicable to long-term debt obligations as of December 31, 2005 are as follows:



(in thousands)
 2006                                       $ 8,571
 2007                                        18,671
 2008                                         8,572
 2009                                             -
Thereafter                                        -
---------------------------------------------------
Total                                       $35,814
---------------------------------------------------


6.  Operating Lease Commitments and Rent Expense

            The Company leases certain equipment, automobiles and operating facilities, including the Company's primary operating facility which is leased from a partnership related to the Company by common ownership, under noncancelable operating leases. Approximate future minimum rental payments under these leases are summarized as follows:


 (in thousands)
2006                           $   2,662
2007                               2,345
2008                                 637
2009                                 638
2010                                 175
Thereafter                             3
----------------- ----------------------
Total                            $ 6,460
================= ======================

            Rent expense was $3.1 million in 2005, $2.9 million in 2004 and $2.8 million in 2003.

7.   Related Party Transactions

            The Company has entered into a noncancelable operating lease for its primary operating facility from a partnership in which the Company's Chief Executive Officer and Executive Vice President were partners. Total rental payments each year to the partnership under the lease arrangement were $1.3 million in 2005, $1.2 million in 2004 and $1.2 million in 2003.

            Prior to April 2003, the Company had leased its Carrollton, Georgia facility from another partnership in which the Company's Chief Executive Officer and Executive Vice President were partners.

              In November 2001, the Company amended certain agreements related to its 1998 acquisition of Scan- Tech USA/Sweden A.B. and related entities ("Scan-Tech"). As a result of this transaction, the Company purchased and cancelled 250,000 shares of its common stock issued in connection with the acquisition and cancelled the earn out provisions of the agreement in exchange for consideration of approximately $3.2 million to be paid in installments through December 31, 2005. The Company satisfied the obligation in 2005 by making the last installment payment of $0.5 million. Payments of $0.5 million were also made in 2004 and 2003. All amounts due under the obligation were paid to an entity controlled by the President of Scan-Tech.

8. Income Taxes

         The components of the income tax provision (benefit) are as follows:

 (in thousands)               2005                  2004                2003
---------------------- ---------------       ------------------     -----------
Current:
 Federal                       $9,327               $7,621              $5,371
 State                            893                  517                 292
 Foreign                          337                  650                 424
                               10,557                8,788               6,087
-------------- --------------------- ---------------------  -------------------
Deferred:
 Federal                        (354)                  857                1,224
 State                           (34)                   59                   61
 Foreign                         (85)                    -                    -
------------------------------------ --------------------- --------------------
                                (473)                  916                1,285
------------------------------------ --------------------- --------------------
  Total                       $10,084               $9,704               $7,372
==================================== ===================== ====================


The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective tax rate:

                                              2005           2004          2003
-------------------------------------------------------------------------------
Federal taxes at statutory rate               35.0%          35.0%        34.0%
State taxes, net of Federal tax benefit        2.1%           1.4%         1.1%
Other                                            -           (0.2%)        0.6%
-------------------------------------------------------------------------------
Effective tax rate                            37.1%          36.2%        35.7%
===============================================================================

               Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes.The sources of temporary differences are as follows:


                                   December 31,             December 25,
 (in thousands)                        2005                    2004
------------------------       --------------------      ----------------------
Assets:
    Inventories                      $3,985                  $ 3,195
    Accounts receivable               3,476                    3,449
    Accrued expenses and other        2,082                    1,765
--------------------------     --------------------      ----------------------
Gross deferred tax assets             9,543                    8,409
------------------------       --------------------      ----------------------
Liabilities:
    Depreciation                      1,381                    1,284
    Goodwill                          5,797                    5,180
------------------------       --------------------       ---------------------
Gross deferred tax liabilities        7,178                    6,464
------------------------       --------------------       ---------------------
    Net deferred tax assets          $2,365                   $1,945
=======================  ==========================  ==========================

               Based on the Company's history of taxable income and its projection of future earnings, the Company believes that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the net deferred tax assets.

               As of December 31, 2005, the Company has not provided taxes on unremitted foreign earnings from its foreign affiliate of approximately $8.1 million that are intended to be indefinitely reinvested in operations and expansion outside the United States.

  9. Business Segments

               In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has determined that its business comprises a single reportable operating segment, namely, the sale of replacement parts for the automotive aftermarket.

               During 2005, 2004 and 2003, two customers each accounted for more than 10% of net sales and in the aggregate accounted for 31%, 34% and 31% of net sales, respectively. Net sales to countries outside the US, primarily to Europe and Canada in 2005, 2004 and 2003 were $22.8 million, $23.1 million and $20.7 million, respectively.

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

  11. Capital Stock

            Stock Dividend. On February 24, 2005, the Company's Board of Directors approved a two-for-one split of the Company's common stock, payable in the form of a stock dividend of one share for each share held. The Board set March 15, 2005 as the record date for the determination of the shareholders entitled to receive the additional shares. The shares were distributed to the shareholders of record on March 28, 2005. All earnings per share and common stock information is presented as if the stock split occurred prior to the earliest year included in these consolidated financial statements.

         Purchase and cancellation of common stock. The Company periodically repurchases common stock issued to the Company's deferred contribution profit sharing and 401(k) plan. During 2005, the Company's board of directors approved the cancellation of the 190,009 shares of common stock that have been repurchased to date.
         Undesignated Stock. The Company has 75,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by the Board of Directors.

         Control by Officers, Directors and Family Members. As of March 7, 2006, Richard N. Berman and Steven L. Berman, who are officers and directors of the Company, their father and their brothers beneficially own 41% of the outstanding Common Stock of the Company and are able to elect the Board of Directors, determine the outcome of most corporate actions requiring shareholder approval and control the policies of the Company.

         Incentive Stock Option Plan. Effective May 18, 2000 the Company amended and restated its Incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At December 31, 2005, options to acquire 296,511 shares were available for grant under the Plan.

         Transactions under the Plan for the three years ended December 31, 2005 were as follows:


                                                                            Option Price            Weighted
                                                      Shares                  per Share           Average Price
------------------------------------------------ ------------------- -----------------------  -----------------------
  Balance at December 28, 2002                         1,580,358              $ 0.50 - 4.81            $1.45
      Granted                                            296,500                5.08 - 7.14             5.76
      Exercised                                         (568,066)               0.50 - 4.81             1.31
      Canceled                                           (11,500)               1.50 - 4.00             3.04
------------------------------------------------ ------------------- -----------------------  -----------------------
  Balance at December 27, 2003                         1,297,292                0.50 - 7.14             2.48
      Granted                                            120,000                8.01 - 9.73             8.23
      Exercised                                         (386,692)               0.50 - 5.08             1.39
      Canceled                                          (108,000)                      5.08             5.08

------------------------------------------------ ------------------- -----------------------  -----------------------
  Balance at December 25, 2004                           922,600                0.50 - 9.73             3.39
        Granted                                          153,500              11.10 - 12.48            12.03

      Exercised                                         (71,884)                0.50 - 7.14             2.14

      Canceled                                           (9,000)                0.50 - 6.36             4.41

------------------------------------------------ ------------------- -----------------------  -----------------------
  Balance at December 31, 2005                          995,216               $0.50 - 12.48            $4.80
------------------------------------------------ ------------------- -----------------------  -----------------------
  Options exercisable at
  December 31, 2005                                     579,883                $0.50 - 9.73            $2.04
------------------------------------------------ ------------------- -----------------------  -----------------------

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2005:


                                            Options Outstanding                                      Options Exercisable
                        ----------------------------------------------------------        ----------------------------------------
                                                   Weighted-
                                                   Average            Weighted-
                                                  Remaining           Average                                        Weighted-
  Range of                     Numbers           Contractual          Exercise                    Number             Average
Exercise Price              Outstanding         Life (years)           Price                  Exercisable            Exercise
                                                                                                                      Price
----------------------  -------------------  -------------------  ----------------        --------------------  ------------------
      $0.50 - $1.50            474,566                5.1               $1.24                    471,033               $ 1.24
      $2.85 - $4.00             74,200                6.4               $3.93                     37,800               $ 3.91
      $5.08 - $7.14            172,950                7.7               $6.13                     67,050               $ 6.12
       $8.01 - $9.73           120,000                8.2               $8.23                      4,000               $ 9.36
    $11.10 - $12.48            153,500                9.2               $11.55                      -                    -
----------------------  -------------------  -------------------  ---------------- ---  - --------------------  ------------------
                               995,216                                  $ 4.80                   579,883               $ 2.04
----------------------  -------------------  -------------------  ---------------- ---  - --------------------  ------------------

               Employee Stock Purchase Plan. In March 1992, the Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Plan permits the granting of options to purchase up to 600,000 shares of common stock by the employees of the Company. In any given year, employees may purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expire on the last day of the fiscal year. During 2005, optionees had exercised rights to purchase 709 shares at prices from $9.42 to $11.48 per share for total net proceeds of $7,000.

               401(k) Retirement Plan. The Company maintains a defined contribution profit sharing and 401(k) plan covering substantially all of its employees as of December 31, 2005. Annual contributions under the plan are determined by the Board of Directors of the Company. Consolidated expense related to the plan was $665,000, $865,000, and $1,121,000 in fiscal 2005, 2004 and 2003, respectively.

  12.  Accounting Pronouncements

               In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections:. SFAS No.
154 is a replacement of APB No. 20 and FASB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this pronouncement beginning in fiscal year 2006.

               In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". This Statement is a revision of SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. SFAS No. 123R requires a company to measure the grant-date fair value of equity awards given to employees in exchange for services and recognize that cost over the period that such services are performed. SFAS No. 123R will be effective in 2006. The Company is currently evaluating the two methods of adoption allowed by SFAS No. 123R: the modified-prospective transition method and the modified-retrospective transition method. While the Company has not yet determined the precise impact that this statement will have on its financial condition and results of operations for fiscal 2006, assuming future annual stock option awards are comparable to prior years annual awards and the Black-Scholes method is used to compute the value of the awards, the annualized impact on diluted earnings per share is expected to be consistent with our pro forma SFAS No. 123 disclosures.

               In December 2004, the FASB issued two FASB Staff Positions (FSP) regarding the accounting implications of the American Jobs Creation Act of 2004. The adoption of FAS No. 109-1, "Application of FASB Statement No. 109 'Accounting for Income Taxes' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" and FSP No. 109-2 "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" did not have any effect on the Company's effective tax rate in 2005.

               In December 2004, the FASB issued SFAS No. 151 "Inventory Costs, an Amendment of ARB No. 43, Chapter 4". SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company's fiscal year beginning January 1, 2006. The Company does not anticipate that the adoption of the provisions of SFAS No.151 will have a material effect on the results of operations in 2006.

               In December 2004, the FASB issued SFAS No. 153 "Exchanges of Non-monetary Assets, An Amendment of APB Opinion No. 29". SFAS No. 153 eliminates the exception for exchange of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 became effective for non-monetary assets and exchanges occurring in fiscal periods beginning after June 15, 2005, the Company's third fiscal quarter. As the Company does not engage in exchanges of non-monetary assets, the implementation of this statement did not have an impact on its financial condition or results of operations.

13.  Subsequent Event

         On January 31, 2006, the Company entered into an industrial building lease with an unrelated third party to rent 268,253 square feet for production and warehousing. The initial lease term is ten years. The Company may, at its option, terminate the lease without any further liability at the end of the 84th month of the initial lease term by giving the landlord six months prior written notice and by paying a termination fee. Total rent expense in the first twelve-months of the lease is expected to be $0.6 million.

Supplementary Financial Information

Quarterly Results of Operations (Unaudited):

               The following is a summary of the unaudited quarterly results of operations for the fiscal years ended December 31, 2005 and December 25, 2004:


(in thousands, except per            First               Second              Third              Fourth
share amounts)                       Quarter             Quarter             Quarter            Quarter
------------------------------------ ------------------- --------------------- ---- ------------------ ---------------------
                                                                       2005
                                     ---------------------------------------------------------------------------------------
Net sales                            $61,231             $68,611             $73,783             $74,492
Income from operations                 6,070               8,018               8,009               7,679
Net income                             3,454               4,628               4,613               4,382
Diluted earnings  per share             0.19                0.25                0.25                0.24
                                     ---------------------------------------------------------------------------------------
                                                                       2004
                                     ---------------------------------------------------------------------------------------
Net sales                            $56,005               $64,277           $64,135              $65,109
Income from operations                 5,957                 9,114             7,624                6,943
Net income                             3,318                 5,317             4,402                4,044
Diluted earnings per share              0.18                  0.29              0.24                 0.22


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None

Item 9A.  Controls and Procedures.

         Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

         Our Management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation, as of December 31, 2005, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information related to us during the period when our periodic reports are being prepared.

         The Company's principal executive officer and principal financial officer note that during the Company's second fiscal quarter the Company did not file a Form 8-K timely in connection with the Company's change in administrators under the 401(k) plan due to human performance error, not a process deficiency .
         Management's Report on Internal Control Over Financial Reporting

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation, as of December 31, 2005, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that, as of December 31, 2005, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

         Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

         Changes in Internal Control Over Financial Reporting

         Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, to determine whether any changes occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 31, 2005.

Report of Independent Registered Public Accounting Firm

The Board of Directors
R&B, Inc.:

         We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting that R&B, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). R&B, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

         In our opinion, management's assessment that R&B, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, R&B, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

         We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of R&B, Inc. and subsidiaries as of December 31, 2005 and December 25, 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedule, and our report dated March 13, 2006 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

                                                              KPMG LLP
Philadelphia, PA
March 13, 2006



                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

         The required information is incorporated by reference from the Company's definitive proxy statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2005.

         Information concerning executive officers of the Company who are not also directors is presented in Item 4.1, Part I of this Report on Form 10-K.

         The Company has adopted a written code of ethics, "Our Values and Standards of Business Conduct," which is applicable to all Company directors, officers and employees, including the Company's chief executive officer, chief financial officer, and principal accounting officer and controller and other executive officers identified pursuant to this Item 10 (collectively, the "Selected Officers"). In accordance with the SEC's rules and regulations a copy of the code is posted on our website www.rbinc.com. The Company intends to disclose any changes in or waivers from its code of ethics applicable to any Selected Officer or director on its website at www.rbinc.com.

Item 11. Executive Compensation.

         The required information is incorporated by reference from the Company's definitive proxy statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The required information is incorporated by reference from the Company's definitive proxy statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2005.

Equity Compensation Plan Information

         The following table details information regarding the Company's existing equity compensation plans as of December 31, 2005:


                                                                                                          (c)
                                                                                                 Number of securities
                                                  (a)                                           remaining available for
                                          Number of securities               (b)                 futureissuance under
                                           to be issued upon           Weighted-average           equity compensation
                                        exercise of outstanding        exercise price of           plans (excluding
            Plan Category                options, warrants and       outstanding options,       securities reflected in
                                                rights                warrants and rights             column (a))
-------------------------------------
Equity compensation plans
approved by security holders                    995,216                      $4.80                       296,511

Equity compensation plans not
approved by security holders                       -                           -                             -

                                      ---------------------------  ------------------------- -----------------------------
Total                                           995,216                      $4.80                        296,511

                                      ===========================  ========================= =============================


Item 13. Certain Relationships and Related Transactions.

     The required information is incorporated by reference from the Company's definitive proxy statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2005.


Item 14.  Principal Accountant Fees and Services.

    The required information is incorporated by reference from the Company's definitive proxy statement for its 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year ended December 31, 2005.


                                     PART IV

Item 15.  Exhibits, Financial Statement and Schedules.


             (a)(1) Consolidated Financial Statements. The consolidated financial statements of the Company and related documents are provided in Item 8, Part II, of this Report on Form 10-K.

             Report of Independent Registered Public Accounting Firm

            Consolidated Statements of Operations for the years ended December
              31, 2005, December 25, 2004, and December 27, 2003.

             Consolidated Balance Sheets as of December 31, 2005 and December 25, 2004.

              Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, December 25, 2004, and December 27, 2003.

                 Consolidated Statements of Cash Flows for the years ended
               December 31, 2005, December 25, 2004, and December 27, 2003.

            Notes to Consolidated Financial Statements

            (a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Report on Form 10-K:

                                                                  Page
Schedule II - Valuation and Qualifying Accounts................... 43..........

             (a)(3) Exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K and Item 15(c) of this Form 10-K are listed below:

Item 601
Exhibit
Number           Title

3.1 (1)          Amended and Restated Articles of Incorporation of the Company.

3.2 (1)          Bylaws of the Company.

4.1 (1)          Specimen Common Stock Certificate of the Company.

4.2              Amended and Restated Shareholders' Agreement dated August 1,
                 2004.

10.1 (1) Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.

10.1.1 (3) Amendment to Lease, dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.2 (5) Assignment of Lease, dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP I, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania, assigning 10.1.

10.1.3 (8) Amendment to Lease, dated April 1, 2002, between the Company and the BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.4  (9)      Amendment to Revolving Credit Facility, dated May 23, 2005, between the Company and Wachovia Bank, N.A.

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

21               Subsidiaries of the Company (filed with this report)

23 Consent of Independent Registered Public Accounting Firm (filed with this report)

31.1             Certification of Chief Executive Officer as required by
                 Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2             Certification of Chief Financial Officer as required by
                 Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32               Certification of Chief Executive and Chief Financial Officer
                 as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).
------------------------
+ Management Contracts and Compensatory Plans, Contracts or Arrangements.
(1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264). (2) Incorporated by reference to the Exhibits files with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
(3) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740). (4) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1993.
(5) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996. (6) Incorporated by reference to the Exhibits filed with the Company's Proxy Statement for the fiscal year ended December 27, 1997.
(7) Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994. (8) Incorporate by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.
(9) Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K dated May 24, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    R&B, Inc.

Date: March 15, 2006               By:   \s\ Richard N. Berman


                                 ---------------------------------------------

                                     Richard N. Berman, Chairman, President
                                     and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                     Capacity                             Date

 \s\ Richard N. Berman                                 President, Chief Executive           March 15, 2006
----------------------
   Richard N. Berman                                   Officer, and Chairman of the
                                                       Board of Directors
                                                       (principal executive officer)

 \s\ Mathias J. Barton                                 Chief Financial Officer              March 15, 2006
----------------------
Mathias J. Barton                                      (principal financial and
                                                       accounting officer)

 \s\ Steven L. Berman                                  Executive Vice President,            March 15, 2006
 --------------------
   Steven L. Berman                                    Secretary-Treasurer, and
                                                       Director


 \s\ George L. Bernstein                               Director                             March 15, 2006
------------------------
   George L. Bernstein


 \s\ John F. Creamer, Jr.                              Director                             March 15, 2006
-------------------------
   John F. Creamer, Jr.


s\ Paul R. Lederer                                     Director                             March 15, 2006
 -------------------
   Paul R. Lederer


 \s\ Edgar W. Levin                                    Director                             March 15, 2006
--------------------
   Edgar W. Levin







                                SCHEDULE II: Valuation and Qualifying Accounts


(in thousands)                                                        For the Year Ended
----------------------------------------------- ---------------------------------------------------------------
                                                    December 31,          December 25,         December 27,
                                                        2005                  2004                 2003
                                                --------------------  -------------------- --------------------
Allowance for doubtful accounts:
     Balance, beginning of period                        $     1,106             $   1,191          $     1,337
     Provision                                                   233                   110                  504
     Charge-offs                                                (225)                ( 195)                (650)
----------------------------------------------- --------------------  -------------------- --------------------
     Balance, end of period                               $    1,114             $   1,106           $    1,191
=============================================== ====================  ==================== ====================
Allowance for customer credits:
     Balance, beginning of period                           $ 19,469              $ 16,530             $ 16,517
     Provision                                                42,633                40,375               37,136
     Charge-offs                                             (40,488)              (37,436)             (37,123)
----------------------------------------------- --------------------  -------------------- --------------------
     Balance, end of period                                 $ 21,614               $19,469             $ 16,530
=============================================== ====================  ==================== ====================

Allowance for excess and obsolete inventory:
     Balance, beginning of period                             $8,210                $8,473              $ 9,215
     Provision                                                 3,828                 1,993                1,821
     Charge-offs                                              (2,410)               (2,256)              (2,563)
----------------------------------------------- --------------------  -------------------- --------------------
     Balance, end of period                                  $ 9,628                $8,210               $8,473
---------------------------
=============================================== ====================  ==================== ====================


                                   Exhibit 21


                            Subsidiaries of R&B, Inc.

Significant Subsidiaries                                      Jurisdiction
------------------------                                      ------------
RB Distribution, Inc.                                         Pennsylvania
RB Management, Inc.                                           Pennsylvania
Dorman Products of America, Ltd.(1)                           Kentucky
Motor Power Industries, Inc.                                  Delaware
Scan-Tech USA/Sweden, A.B.                                    Sweden
Allparts, Inc.                                                Delaware
1664403 Ontario Inc.(Hermoff)                                 Ontario, Canada

(1) Dorman Products of America, Ltd was merged with and into RB Distribution, Inc. effective as of December 31, 2005.



                                 Exhibit Page 1

                                   Exhibit 23


            Consent of Independent Registered Public Accounting Firm

The Board of Directors
R&B, Inc.:

We consent to the incorporation by reference in the registration statements (No. 33-52946 and 33-56492) on Form S-8 of R&B, Inc. of our reports dated March 13, 2006, with respect to the consolidated balance sheets of R&B, Inc. as of December 31, 2005 and December 25, 2004, and the related consolidated statements of operations, sharekholders' equity and cash flows for each of the years in the three-year period ended December 31, 2005, and the related financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 and the effectiveness of internal control over financial reporting as of December 31, 2005, which reports appear in the December 31, 2005 annual report on Form 10-K of R&B, Inc.

KPMG LLP


Philadelphia, Pennsylvania
Date:     March 13, 2006










                                 Exhibit Page 2

                                  Exhibit 31.1
                                  CERTIFICATION

I, Richard Berman certify that:

1. I have reviewed this Form 10-K of R&B, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15 (f)) and 15(d)-15(f) for the registrant and have:
        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
        c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting,; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
        a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 15, 2006

\s\ Richard Berman
Richard Berman
President and Chief Executive Officer





                                 Exhibit Page 3

                                  Exhibit 31.2
                                  CERTIFICATION

I, Mathias Barton certify that:

1. I have reviewed this Form 10-K of R&B, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)and 15d-15(e)) and internal control over financial reporting (as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have,
        a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
        b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
        c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
        d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
        a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
        b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 15, 2006

\s\ Mathias Barton
Mathias Barton
Chief Financial Officer




                                 Exhibit Page 4

                                   Exhibit 32

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      This Certification is intended to accompany the Annual Report of R&B, Inc. (the "Company") on Form 10-K for the period ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), and is given solely for the purpose of satisfying the requirements of 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. To the best of their knowledge, the undersigned, in their respective capacities as set forth below, hereby certify that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


  /s/  Richard N. Berman    Chief Executive Officer     Date: March 15, 2006
------------------------



 /s/   Mathias J. Barton    Chief Financial Officer    Date: March 15, 2006
------------------------



                                 Exhibit Page 5