Form 10-Q
period 2006-04-01
R & B INC
filed 2006-05-05
CIK 868780

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               April 1, 2006
                               -----------------------------------------------

                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________________to __________________________

Commission File Number:                        0-18914
                       --------------------------------------------------------

                                   R&B, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                             23-2078856
     -------------------                        --------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

3400 East Walnut Street, Colmar, Pennsylvania           18915
 ---------------------------------------------        ----------
(Address of principal executive offices)              (Zip Code)

                                (215) 997-1800
                              ------------------
                        (Registrant's telephone number,
                               including area code)

                              Not Applicable
          -----------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  |_|  Accelerated filer |X|  Non-accelerated filer  |_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  |_| Yes   |X|No

As of May 3, 2006 the Registrant had 17,737,301 shares of common stock, $.01 par value, outstanding.

-------------------------------------------------------------------------------


                          R & B, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 April 1, 2006



Part I -- FINANCIAL INFORMATION

      Item 1.  Consolidated Financial Statements (unaudited)

               Statements of Operations:
               Thirteen Weeks Ended April 1, 2006 and March 26, 2005 ........ 3

               Balance Sheets................................................ 4

               Statements of Cash Flows...................................... 5

               Notes to Consolidated Financial Statements.................... 6

     Item 2.  Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations and .................................10

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk......14

     Item 4.  Controls and Procedures........................................14

Part II -- OTHER INFORMATION

     Item 1.  Legal Proceedings..............................................15

     Item 1A. Risk Factors...................................................15

     Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds............................................15

     Item 3.  Defaults Upon Senior Securities................................15

     Item 4.  Submission of Matters to a Vote of Security Holders............15

     Item 5.  Other Information..............................................15

     Item 6.  Exhibits.......................................................15

     Signatures..............................................................16

                         PART I.  FINANCIAL INFORMATION

                     ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                             R&B, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                For the Thirteen Weeks Ended
                                           ------------------------------------
                                                   April 1,          March 26,
(in thousands, except per share data)                2006              2005
-------------------------------------------------------------------------------

Net Sales                                      $    68,865         $   61,231
Cost of goods sold                                  44,176             38,538
-------------------------------------------------------------------------------
         Gross profit                               24,689             22,693
Selling, general and administrative expenses        18,659             16,623
-------------------------------------------------------------------------------
         Income from operations                      6,030              6,070
Interest expense, net                                  590                607
-------------------------------------------------------------------------------
         Income before taxes                         5,440              5,463
Provision for taxes                                  2,020              2,009
-------------------------------------------------------------------------------
         Net Income                            $     3,420        $     3,454
===============================================================================
Earnings Per Share:
        Basic                                        $0.19              $0.19
        Diluted                                      $0.19              $0.19
===============================================================================
Average Shares Outstanding:
        Basic                                       17,744             17,885
        Diluted                                     18,158             18,449



     See accompanying notes to consolidated financial statements.




                                                R&B, INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS


                                                                            April 1,             December 31,
 (in thousands, except share data)                                           2006                   2005
--------------------------------------------------------------      ---------------------  ---------------------
Assets                                                                    (unaudited)
Current Assets:
   Cash and cash equivalents                                               $   2,507             $    2,944
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $23,260 and $22,728                     62,547                 64,778
  Inventories                                                                 78,559                 75,535
  Deferred income taxes                                                        9,738                  9,560
  Prepaids and other current assets                                            1,447                  1,545
-------------------------------------------------------------- ---------------------  ---------------------
     Total current assets                                                    154,798                154,362
-------------------------------------------------------------- ---------------------  ---------------------
Property, Plant and Equipment, net                                            27,358                 27,473
Goodwill                                                                      29,676                 29,617
Other Assets                                                                     806                    704
-------------------------------------------------------------- ---------------------  ---------------------
      Total                                                                 $212,638               $212,156
============================================================== =====================  =====================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                                       $    8,571             $    8,571
  Accounts payable                                                            14,136                 14,739
  Accrued compensation                                                         5,333                  6,727
  Other accrued liabilities                                                    7,357                  8,513
-------------------------------------------------------------- ---------------------  ---------------------
    Total current liabilities                                                 35,397                 38,550
Other Long-Term Liabilities                                                      116                    626
Long-Term Debt                                                                27,643                 27,243
Deferred Income Taxes                                                          7,266                  7,195
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 17,743,318 and 17,749,583                           177                    177
   Additional paid-in capital                                                 33,145                 33,138
   Cumulative translation adjustments                                          1,517                  1,270
   Retained earnings                                                         107,377                103,957
   Total shareholders' equity                                                142,216                138,542
-------------------------------------------------------------- ---------------------  ---------------------
      Total                                                                 $212,638               $212,156
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




                                                R&B, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (unaudited)


                                                                                       For the Thirteen Weeks Ended
                                                                                -------------------------------------------
                                                                                       April 1,              March 26,
(in thousands)                                                                          2006                   2005
------------------------------------------------------------------------------  ------------------- -----------------------

Cash Flows from Operating Activities:
Net income                                                                          $   3,420             $     3,454
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                                        1,622                   1,326
   Provision for doubtful accounts                                                        200                      38
   (Benefit) provision for deferred income tax                                           (104)                    268
Changes in assets and liabilities:
    Accounts receivable                                                                 2,099                   4,214
    Inventories                                                                        (2,898)                 (1,701)
    Prepaids and other current assets                                                     104                     601



    Other assets                                                                         (119)                      -
    Accounts payable                                                                     (631)                 (4,604)
    Accrued compensation and other liabilities                                         (2,918)                 (3,016)
------------------------------------------------------------------------------  ------------------- -----------------------
       Cash provided by operating activities                                              775                     580
------------------------------------------------------------------------------  ------------------- -----------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                             (1,502)                 (2,160)
------------------------------------------------------------------------------  ------------------- -----------------------
      Cash used in investing activities                                                (1,502)                 (2,160)
------------------------------------------------------------------------------  ------------------- -----------------------
Cash Flows from Financing Activities:
  ACTIVITIES:  a
    Net proceeds from revolving credit facility                                           400                       -
   Proceeds from exercise of stock options                                                  9                      32
   Purchase and cancellation of common stock                                             (119)                      -
------------------------------------------------------------------------------  ------------------- -----------------------
       Cash provided by financing activities                                              290                      32
------------------------------------------------------------------------------  ------------------- -----------------------
Net Decrease in Cash and Cash Equivalents                                                (437)                 (1,548)
Cash and Cash Equivalents, Beginning of Period                                          2,944                   7,152
------------------------------------------------------------------------------  ------------------- -----------------------
Cash and Cash Equivalents, End of Period                                          $     2,507            $      5,604
==============================================================================  =================== =======================
Supplemental Cash Flow Information
    Cash paid for interest expense                                                $       582            $        623
    Cash paid for income taxes                                                    $     2,015            $      1,139

  See accompanying notes to consolidated financial statements.

                         R&B, INC. AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2006 AND MARCH 26, 2005 (UNAUDITED)

1.  Basis of Presentation

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006. The Company may experience significant fluctuations from quarter to quarter in its results of operations due to the timing of orders placed by the Company's customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in R&B, Inc.'s (the "Company") Annual Report on Form 10-K for the year ended December 31, 2005.

2.  Sales of Accounts Receivable

       The Company has entered into several customer sponsored programs administered by unrelated financial institutions that permit the Company to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. The Company does not retain any servicing requirements for these accounts receivable. Transactions under these agreements are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125." At April 1, 2006 and December 31, 2005, respectively, $28.6 million and $23.2 million of accounts receivable were sold and removed from the consolidated balance sheets. Selling, general and administrative expenses for the thirteen weeks ended April 1, 2006 and March 26, 2005 include $0.5 million and $0.3 million, respectively, in financing costs associated with these accounts receivable sales programs.

3.      Inventories

      Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:


                              April 1,         December 31,
(in thousands)                  2006               2005
-----------------------  ------------------ -------------------
Bulk product                  $29,946             $30,548
Finished product               45,668              42,317
Packaging materials             2,945               2,670
-----------------------  ------------------ -------------------
Total                         $78,559             $75,535

=======================  ================== ===================

Included in finished product as of April 1, 2006 is approximately $1.8 million in inventory held on consignment with one customer.

4.    Goodwill

      In June 2005, the Company acquired The Automotive Edge/Hermoff (Hermoff) for approximately $1.7 million. The consolidated results include Hermoff since June 1, 2005. The Company has not presented pro forma results of operations for the thirteen weeks ended March 26, 2005 assuming the acquisition had occurred at the beginning of the period as this result would not have been materially different than actual results for the period. The goodwill recorded as a result of the acquisition may be revised upon final determination of the purchase price allocation.

      Goodwill activity during the thirteen weeks ended April 1, 2006 related primarily to the translation of goodwill balances from local currencies to U.S. dollars.

5.    Stock-Based Compensation

      Effective May 18, 2000 the Company amended and restated its incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options or non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors, but in no event more than 10 years from the date of grant. At April 1, 2006, options to acquire 278,760 shares were available for grant under the Plan.

      Effective January 1, 2006, the Company adopted SFAS No. 123R and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options for those options granted which had an exercise price equal to the market value of the underlying common stock on the date of grant.
      The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to January 1, 2006, and amortization related to new awards granted after January 1, 2006. Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from stock-based compensation as operating cash flows in the "consolidated statements of cash flows." SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows.

      Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income in the first quarter of 2006 for its stock-based compensation program was $117,000 before taxes. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated income statement. No cost was capitalized during fiscal 2006. The Company included a forfeiture assumption of 2.6% in the calculation of expense.

      The fair value of options granted in the first quarter of 2006 was estimated using the Black-Scholes option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on the actual historical experience of the Company's stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.


Expected dividend yield                   0%
Expected stock price volatility        47.5%
Risk-free interest rate                 4.3%
Expected life of options                6.5 years

      The weighted-average grant-date fair value of options granted during the first quarter of 2006 was $4.85 per option.

Transactions under the Plan for the first quarter of 2006 were as follows:

                                                          Weighted           Weighted           Aggregate Intrinsic
                                          Shares        Average Price         Average                  Value
                                                                          Remaining Term
                                                                             (In years)
---------------------------------  -----------------  -----------------  -------------------- ------------------------

Balance at December 31, 2005             995,216        $   4.80
Granted                                   20,000            9.15

Exercised                                 (7,200)           1.07
Canceled                                  (1,200)           3.02
Balance at April 1, 2006               1,006,816        $   4.92               6.5                 $ 5,346,000
---------------------------------  -----------------  -----------------  -------------------- ------------------------
Options exercisable at April 1,          597,716        $   2.43               5.4                 $ 4,661,000
2006
---------------------------------  -----------------  -----------------  -------------------- ------------------------

The total intrinsic value of stock options exercised during the first quarter of 2006 was $66,000.

      As of April 1, 2006, there was approximately $1.6 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

      Cash received from option exercises during the first quarter of 2006 was $8,000. The total tax benefit generated from options granted prior to January 1, 2006, which were exercised during the first quarter of fiscal 2006, was approximately $10,000 and was credited to additional paid in capital.

      In November 2005, the FASB issued FSP No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." This FSP provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R. Companies may take up to one year from the effective date of the FSP to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

6.      Earnings Per Share

      The following table sets forth the computation of basic earnings per share and diluted earnings per share for the thirteen week periods ended April 1, 2006 and March 26, 2005.


                                                    Thirteen Weeks Ended
                                        ----------------------------------------
                                                   April 1,           March 26,
(in thousands, except per share data)                2006              2005
--------------------------------------------  ----------------  --- ------------
Numerator:

     Net income ................................ $ 3,420             $ 3,454

Denominator:
  Weighted average shares outstanding
  used in basic earnings per share calculations.. 17,744              17,885

  Effect of dilutive stock options... ...........    414                 564
                                             ----------------  --- ------------
  Adjusted weighted average shares outstanding
  diluted earnings per share....................  18,158              18,449
                                             ================  === =============
Basic earnings per share.......................  $  0.19             $  0.19
                                             ================  === =============
Diluted earnings per share.....................  $  0.19             $  0.19
                                             ================  === =============

      Options to purchase 193,500 shares were outstanding at April 1, 2006, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. No outstanding options at March 26, 2005 were excluded from the computation of diluted earnings per share.

      Through 2005, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense for stock options was recognized. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the thirteen weeks ended March 26, 2005 would have been reduced to the following pro forma amounts (in thousands, except per share data):

Net income, as reported                                   $    3,454
Less: Stock-based compensation expense, net of
      related tax effects, determined under the fair value
      based method for all awards                               (61)
                                                          --------------
Net income, pro forma                                     $    3,393
                                                          --------------
Earnings per share:
       Basic - as reported                                $     0.19
       Basic - pro forma                                  $     0.19
       Diluted - as reported                              $     0.19
       Diluted - pro forma                                $     0.18

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for 2005:


     Expected dividend yield                                    0%
     Expected stock price volatility                           47%
     Risk-free interest rate                                  3.9%
     Expected life of option                             7.5 years

             On February 24, 2005, the Company's Board of Directors approved a two-for-one split of the Company's common stock, payable in the form of a stock dividend of one share for each share held. The Board set March 15, 2005 as the record date for the determination of the shareholder's entitled to receive the additional shares. The shares were distributed to the shareholders of record on March 28, 2005. All earnings per share and common stock information is presented as if the stock split occurred prior to the earliest period included in these consolidated financial statements.

7.      Related-Party Transactions

      The Company has entered into a noncancelable operating lease for its primary operating facility from a partnership in which Richard N. Berman, the Company's Chief Executive Officer, and Steven L. Berman, the Company's Executive Vice President, are partners. Total rental payments each year to the partnership under the lease arrangement were $1.3 million in 2005, $1.2 million in 2004, and $1.2 million in 2003.

8.      New Accounting Pronouncements

       In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 is a replacement of ABP No. 20 and FSAB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No.
154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have an impact on the Company's consolidated financial condition or results of operations.

         In December 2004, the FASB issued SFAS No. 151 "Inventory Costs, an Amendment of ARB No. 43, Chapter 4". SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company's fiscal year beginning January 1, 2006. The adoption of this statement did not have a material effect on the results of operations.

                           R&B, INC. AND SUBSIDIARIES

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Overview

     The Company is a leading supplier of Original Equipment (OE) Dealer "Exclusive" automotive replacement parts, automotive hardware, brake products, and household hardware to the automotive aftermarket and mass merchandise markets. Dorman automotive parts and hardware are marketed under the OE Solutions(TM), HELP!(R), AutoGrade(TM), First Stop(TM), Conduct-Tite(R), Pik-A-Nut(R), and Scan-Tech(TM) brand names. The Company designs, packages and markets over 73,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to its specifications. The Company's products are sold under one of the seven Dorman brand names. The Company's products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets including parts manufacturers for resale under their own private labels and salvage yards. Through its Scan-Tech and Hermoff subsidiaries, the Company is increasing its international distribution of automotive replacement parts, with sales into Canada, Europe, the Middle East and the Far East.

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

Stock Split

     All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect a two-for-one split in the form of a stock dividend of the Company's Common Stock effective March 28, 2005.

Acquisition

     In June 2005, the Company acquired The Automotive Edge/Hermoff ("Hermoff") for approximately $1.7 million. The consolidated results include Hermoff since June 1, 2005. The Company has not presented pro forma results of operations for the period ended March 25, 2005, assuming the acquisition had occurred at the beginning of the respective periods, as these results would not have been materially different than actual results for the periods.

Stock-Based Compensation

          Effective January 1, 2006, the Company adopted SFAS No. 123R and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options for those options granted which had an exercise price equal to the market value of the underlying common stock on the date of grant.

           The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to January 1, 2006,and amortization related to new awards granted after January 1, 2006. Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from stock-based compensation as operating cash flows in the "consolidated statements of cash flows." SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows.

            Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income in the first quarter of 2006 for its stock-based compensation program was $117,000 before taxes. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated income statement. No cost was capitalized during fiscal 2006. The Company included a forfeiture assumption of 2.6% in the calculation of expense.

Results of Operations

             The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:


                                                 Percentage of Net Sales
                                       ----------------------------------------
                                               For the Thirteen Weeks Ended
                                       ----------------------------------------
                                                  April 1,         March 26,
                                                    2006             2005
--------------------------------------- ------------------- --------------------
Net Sales                                          100.0%           100.0%
Cost of goods sold                                  64.1             62.9
--------------------------------------- ------------------- --------------------
Gross profit                                        35.9             37.1
Selling, general and administrative expenses        27.1             27.2
--------------------------------------- ------------------- --------------------
Income from operations                               8.8              9.9
Interest expense, net                                0.9              1.0
--------------------------------------  ------------------- --------------------
Income before taxes                                  7.9              8.9
Provision for taxes                                  2.9              3.3
--------------------------------------- ------------------- --------------------
Net Income                                           5.0%            5.6%

======================================= =================== ====================


Thirteen Weeks Ended April 1, 2006 Compared to
Thirteen Weeks Ended March 26, 2005

           Net sales increased 13% to $68.9 million for the thirteen weeks ended April 1, 2006 from $61.2 million for the same period in 2005. Sales volume in 2006 increased as a result of continued sales growth from products introduced within the last twenty-four months.

             Cost of goods sold, as a percentage of sales, increased to 64.1% for the thirteen weeks ended April 1, 2006 from 62.9% in the same period last year. The Company has experienced gross margin reductions in several product lines as a result of higher customer returns and allowances and selling price reductions due to competitive pressures. A $0.5 million increase in the Company's provision for excess and obsolete inventory in 2006 also increased cost of sales and reduced gross margins in the current year.

          Selling, general and administrative expenses for the thirteen weeks ended April 1, 2006 increased $2.1 million, or 12%, to $18.7 million from $16.6 million for the same period in 2005. This increase was the result of the Company's decision to invest additional resources in new product development and promotional support as well as volume-driven variable expense increases, and inflationary increases in wages and other costs. Selling, general and administrative expenses for the thirteen weeks ended April 1, 2006 and March 26, 2005 include $0.5 million and $0.3 million, respectively, in financing costs associated with accounts receivable sales programs whereby the Company sells its accounts receivable on a non-recourse basis to financial institutions.

          Interest expense, net, was the same in both periods, at $0.6 million as the benefit of lower borrowing levels in the current year was offset by higher interest rates on the Company's revolving credit facility.

          The Company's effective tax rate increased to 37.1% for the thirteen weeks ended April 1, 2006 from 36.8% for the thirteen weeks ended March 25, 2005 due primarily to lower earnings levels from the Company's Swedish subsidiary where tax rates are lower than U.S. rates.

Liquidity and Capital Resources

          Historically, the Company has financed its growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. At April 1, 2006, working capital was $119.4 million, total long-term debt (including the current portion and revolving credit borrowings) was $36.2 million and shareholders' equity was $142.2 million. Cash and cash equivalents as of April 1, 2006 totaled $2.5 million.

        Over the past several years the Company has extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. The Company participates in accounts receivable sales programs with several customers which allow it to sell its accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of April 1, 2006 and December 31, 2005, respectively, the Company had sold $28.6 million and $23.2 million in accounts receivable under these programs and had removed them from its balance sheets. The Company expects continued pressure to extend its payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

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

            The Company maintains a $20.0 million revolving credit facility which expires in June 2007. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at April 1, 2006 was LIBOR plus 85 basis points (5.68%). Borrowings under the facility were $10.5 million as of April 1, 2006. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. The Company is in compliance with all financial covenants contained in the Notes and Revolving Credit Facility.

         The Company's business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

           The Company reported a net source of cash flow from its operating activities of $0.8 million in the thirteen weeks ended April 1, 2006. Net income, depreciation and a $2.1 million decrease in accounts receivable were the primary sources of operating cash flow in the thirteen weeks ended April 1, 2006. The Company increased the amount of accounts receivable sold to fund working capital needs by $5.4 million during the first quarter of 2006, which led to the drop in accounts receivable. The primary uses of cash flow were inventory and accrued compensation and other liabilities. Inventory increased $2.9 million as a result of seasonal growth in stocking levels and the addition of inventory for new product lines. Accrued compensation and other liabilities resulted in a $2.9 million use of cash in the first quarter of 2006 as a result of the Company's funding of employee profit sharing and incentive payments earned in the prior year, but paid in the first quarter of 2006.

         Investing activities used $1.5 million of cash in the thirteen weeks ended April 1, 2006 as a result of additions to property, plant and equipment. The Company's largest 2006 capital project is the automation and expansion of its central distribution center in Warsaw, Kentucky. This project began in 2004 and was originally expected to be completed in early 2005 at a cost of $5.0 million. Scope changes and other factors are now expected to delay completion of the project until the middle of 2006, and total costs are now expected to be approximately $7.0 million. Capital spending in the thirteen weeks ended April 1, 2006 also included tooling associated with new products, upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements.

           Financing activities generated $0.3 million in cash in the thirteen weeks ended April 1, 2006. The primary source of this cash flow was $0.4 million in net borrowings under the Company's revolving credit facility.

         The Company believes that cash and cash equivalents on hand and cash generated from operations together with its available sources of capital are sufficient to meet its ongoing cash needs for the foreseeable future.

Foreign Currency Fluctuations

           In 2005, approximately 65% of the Company's products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, the Company does not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, weakness in the dollar has resulted in some materials price increases and pressure from several foreign suppliers to increase prices further. To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase further.

         The Company makes significant purchases of product from Chinese vendors. Prior to 2005, the Chinese Yuan exchange rate had been fixed against the U.S. Dollar since 1998. In July 2005, the Chinese government announced an immediate 2% revaluation of the Yuan against the U.S. Dollar and that going forward it will allow the Yuan to fluctuate against a basket of currencies. Since that time the Yuan has strengthened another 1% against the U.S. Dollar. Most experts believe that the value of the Yuan will increase further relative to the U.S. Dollar over the next few years. Such a move would most likely result in an increase in the cost of products that are purchased from China.

Impact of Inflation

         The Company has experienced increases in the cost of materials and transportation costs as a result of raw materials shortages and commodity price increases. These increases did not have a material impact on the Company. The Company believes that further cost increases could potentially be mitigated by passing along price increases to customers or through the use of alternative suppliers or resourcing purchases to other countries, however there can be no assurance that the Company will be successful in such efforts.

Recent Accounting Pronouncements

           In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 is a replacement of ABP No. 20 and FSAB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No.
154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have an impact on the Company's consolidated financial condition or results of operations.

       In December 2004, the FASB issued SFAS No. 151 "Inventory Costs, an Amendment of ARB No. 43, Chapter 4". SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company's fiscal year beginning January 1, 2006. The adoption of this statement did not have a material effect on the results of operations.

Cautionary Statement Regarding Forward Looking Statements

      Certain statements in this document constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statement may be identified by words including "anticipate," "believe," "estimate," "expect," and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, concentration of the Company's sales and accounts receivable among a small number of customer, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, dependence on senior management and other risks and factors identified from time to time in the reports the Company files with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I, "Item 1A, Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

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

Item 4.  Controls and Procedures

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls

        The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("the Act"), as of the end of the period covered by this Form 10-Q ("Disclosure Controls"). This evaluation ("Disclosure Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

        The Company's management, with the participation of the CEO and CFO,also conducted an evaluation of the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting ("Internal Controls Evaluation"). Limitations on the Effectiveness of Controls

          Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluation of its internal controls to enhance, where necessary, its procedures and controls.

 Conclusions

           Based upon the Disclosure Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information required to be disclosed by the Company in the reports that it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
          There were no changes in internal controls over financial reporting as defined in Rule 13a-15(f) of the Act that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II: OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item A, Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

        Not Applicable

Item 3.  Defaults Upon Senior Securities

        Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

        Not Applicable

Item 5.  Other Information

        Not Applicable

Item 6. Exhibits

         10.1   Executive Bonus Plan+

         31.1 Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Financial Officer as required by Section 906 of the Sarbanes-OxleyAct of 2002.

         32. Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------------
+ Management Contracts and Compensatory Plans, Contracts or Arrangements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   R & B, INC.




Date   May 5,  2006               \s\ Richard Berman
    ---------------               -------------------------
                                  Richard Berman
                                  President and Chief Executive Officer
                                  (Principal executive officer)




Date   May 5, 2006                \s\ Mathias Barton
    ---------------               --------------------------
                                  Mathias Barton
                                  Chief Financial Officer and
                                  Principal Accounting Officer
                                  (Principal financial officer)