Form 10-Q/A
period 2006-04-01
R & B INC
filed 2006-05-08
CIK 868780

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                              FORM 10-Q/A
                           (Amendment No. 1)
(Mark One)

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

-------------------------------------------------------------------------------

                            Explanatory Note

        R&B, Inc. is filing this Amendment No. 1 on Form 10-Q/A to its quarterly report on Form 10-Q for the quarterly period ended April 1, 2006, originally filed with the Securities and Exchange Commission on May 5, 2006, solely to correct certain typographical errors in Exhibit 32, the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. There are no changes to the quarterly report as originally filed included in this Amendment No. 1 on Form 10-Q/A other than the above described corrections to Exhibit 32.
















                                  Page 2 0f 3

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   R & B, INC.




Date   May 8,  2006               /s/ Richard Berman
    ---------------               -------------------------
                                  Richard Berman
                                  President and Chief Executive Officer
                                  (Principal executive officer)




Date   May 8, 2006                /s/ Mathias Barton
    ---------------               --------------------------
                                  Mathias Barton
                                  Chief Financial Officer and
                                  Principal Accounting Officer
                                  (Principal financial officer)