Form 10-Q
period 2006-07-01
Dorman Products, Inc.
filed 2006-08-04
CIK 868780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

or

__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________
Commission File Number     0-18914

                              DORMAN PRODUCTS, INC.
          ----------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          Pennsylvania                                23-2078856
     --------------------                          ----------------
(State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)

      3400 East Walnut Street,
      Colmar, StatePennsylvania                          18915
   --------------------------------            ---------------------------
(Address of principal executive offices)               (Zip Code)

                                   (215)997-1800
                         ------------------------------
              (Registrant's telephone number, including area code)

                                    R&B, Inc.
                ---------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X Yes      No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ___    Accelerated filer X     Non-accelerated filer __

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).   Yes    X No

As of date August 1, 2006 the registrant had 17,704,590 shares of common stock, $.01 par value, outstanding.

                DORMAN PRODUCTS, INC. stocktickerAND SUBSIDIARIES
                INDEX TO QUARTERLY REPORT ON stocktickerFORM 10-Q
                                  July 1, 2006




PART I.    FINANCIAL INFORMATION..............................................3

         Item 1.  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)...............3

                  CONSOLIDATED STATEMENTS OF OPERATIONS

                     Thirteen Weeks Ended July 1, 2006 and June 25, 2005......3

                     Twenty-six Weeks Ended July 1, 2006 and June 25, 2005....4

                  CONSOLIDATED BALANCE SHEETS.................................5

                  CONSOLIDATED STATEMENTS OF CASH FLOWS.......................6

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................7

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS..................................14

         Item 3.  Quantitative and Qualitative Disclosures about
                  Market Risk................................................22

         Item 4.  Controls and Procedures....................................22

PART II.   OTHER INFORMATION.................................................23

         Item 1.          Legal Proceedings..................................23

         Item 1A.         Risk Factors.......................................23

         Item 2.          Unregistered Sales of Equity Securities
                          and Use of Proceeds................................23

         Item 3.          Defaults Upon Senior Securities....................23

         Item 4.          Submission of Matters to a Vote of
                          Security Holders...................................24

         Item 5.          Other Information..................................24

         Item 6.          Exhibits...........................................24

         SIGNATURES       ...................................................26

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          For the
                                                     Thirteen Weeks Ended
                                                 ------------------------------
(in thousands, except per share data)            July 1, 2006     June 25, 2005
                                                 ------------     -------------
Net Sales..................................  $         74,187    $       68,611
Cost of goods sold.........................            47,500            43,668
   Gross profit............................            26,687            24,943
Selling, general and administrative expenses           19,333            16,925
Goodwill impairment........................             2,897                 -
   Income from operations..................             4,457             8,018
Interest expense, net......................               631               682
   Income before taxes.....................             3,826             7,336
Provision for taxes........................             2,910             2,708
   Net Income..............................  $            916    $        4,628
Earnings Per Share:
   Basic...................................  $           0.05    $         0.26
   Diluted.................................  $           0.05    $         0.25
Average Shares Outstanding:
   Basic...................................            17,730            17,927
   Diluted.................................            18,147            18,464



          See accompanying notes to consolidated financial statements.

                      DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           For the
                                                    Twenty-six Weeks Ended
                                                 -----------------------------

(in thousands, except per share data)            July 1, 2006     June 25, 2005
                                                 ------------     -------------
Net Sales.................................   $        143,052    $      129,842
Cost of goods sold........................             91,676            82,206
   Gross profit...........................             51,376            47,636
Selling, general and administrative expenses.          37,992            33,548
Goodwill impairment........................             2,897                 -
   Income from operations..................            10,487            14,088
Interest expense, net......................             1,221             1,289
   Income before taxes.....................             9,266            12,799
Provision for taxes........................             4,930             4,717
   Net Income..............................  $          4,336    $        8,082
Earnings Per Share:
   Basic...................................  $           0.24    $         0.45
   Diluted.................................  $           0.24    $         0.44
Average Shares Outstanding:
   Basic...................................            17,738            17,906
   Diluted.................................            18,153            18,457



             See accompanying notes to consolidated financial statements.

                        DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
(in thousands, except share data)                    July 1, 2006      2005
                                                     ------------  ------------
Assets                                               (unaudited)
Current Assets:
     Cash and cash equivalents...............      $        4,891   $     2,944
     Accounts receivable, less allowance
     for doubtful accounts and customer credits
     of $24,171 and $22,728.......................         61,597        64,778
     Inventories...................................        75,994        75,535
     Deferred income taxes.........................        10,033         9,560
     Prepaids and other current assets.............         1,672         1,545
         Total current assets......................       154,187       154,362
Property, Plant and Equipment, net.................        28,025        27,473
Goodwill...........................................        27,000        29,617
Other Assets.......................................           920           704
     Total.........................................$      210,132   $   212,156
Liabilities and Shareholders' Equity...............
Current Liabilities:
     Current portion of long-term debt.............$        8,571   $     8,571
     Accounts payable..............................        12,143        14,739
     Accrued compensation..........................         6,372         6,727
     Other accrued liabilities.....................         5,719         8,513
         Total current liabilities.................        32,805        38,550
Other Long-Term Liabilities........................             -           626
Long-Term Debt.....................................        25,643        27,243
Deferred Income Taxes..............................         7,768         7,195
Commitments and Contingencies .....................
Shareholders' Equity:
     Common stock, par value $.01; authorized 25,000,000 shares; issued
       17,717,617 and 17,749,583..................            177           177
     Additional paid-in capital...................         33,012        33,138
     Cumulative translation adjustments...........          2,434         1,270
     Retained earnings............................        108,293       103,957
     Total shareholders' equity...................        143,916       138,542
         Total.................................... $      210,132   $   212,156


          See accompanying notes to consolidated financial statements.

                      DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                           For the Twenty-six
                                                               Weeks Ended
                                                         July 1         June 25
(in thousands)                                             2006            2005
Cash Flows from Operating Activities:
Net income ...................................     $      4,336   $       8,082
Adjustments to reconcile net income to cash provided by (used in) operating activities:
   Depreciation and amortization.................         3,281           2,774
   Goodwill impairment..........................          2,897               -
   Provision for doubtful accounts..............            798             133
   Provision for deferred income tax............            117             574
Changes in assets and liabilities:
   Accounts receivable..........................          2,673          (6,087)
   Inventories..................................            146          (7,820)
   Prepaids and other current assets............            (98)            293
   Other assets.................................           (246)              -
   Accounts payable.............................         (2,756)           (576)
   Accrued compensation and other liabilities...         (2,810)         (2,270)
   Other long-term liabilities..................           (626)           (211)
     Cash provided by (used in) operating activities.     7,712          (5,108)
Cash Flows from Investing Activities:
   Property, plant and equipment additions......         (3,795)         (4,113)
   Business acquisition, net of cash acquired                 -          (1,680)
     Cash used in investing activities..........         (3,795)         (5,793)
Cash Flows from Financing Activities:
   Net (repayment) proceeds from revolving
   credit facility.............................          (1,600)          5,750
   Proceeds from exercise of stock options......             15              60
   Purchase and cancellation of common stock....           (385)              -
     Cash (used in) provided by financing activities.... (1,970)          5,810
Net Increase (Decrease) in Cash and Cash Equivalents....  1,947          (5,091)
Cash and Cash Equivalents, Beginning of Period...         2,944           7,152
Cash and Cash Equivalents, End of Period........   $      4,891   $       2,061
Supplemental Cash Flow Information..............
   Cash paid for interest expense...............   $      1,199   $       1,231
   Cash paid for income taxes...................   $      4,579   $       3,998


     See accompanying notes to consolidated financial statements.

                  DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 2006 AND JUNE 25, 2005 (UNAUDITED)


1.       Basis of Presentation

         Effective May 24, 2006, the Company changed its name from R&B, Inc. to Dorman Products, Inc.(the "Company").

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended
July 1, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006. The Company may experience significant fluctuations from quarter to quarter in its results of operations due to the timing of orders placed by the Company's customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

2.       Sales of Accounts Receivable

         The Company has entered into several customer sponsored programs administered by unrelated financial institutions that permit the Company to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. The Company does not retain any servicing requirements for these accounts receivable. Transactions under these agreements are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125." At July 1, 2006 and December 31, 2005, respectively, $27.1 million and $23.2 million of accounts receivable were sold and removed from the consolidated balance sheets. Selling, general and administrative expenses for the twenty-six weeks ended July 1, 2006 and June 25, 2005 include $1.0 million and $0.5 million, respectively, in financing costs associated with these accounts receivable sales programs.

3.       Inventories

         Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:

                                                        Juy 1       December 31
(in thousands)                                           2006              2005
                                                        -----       -----------
Bulk product...............................       $    29,771      $     30,548
Finished product..........................             43,381            42,317
Packaging materials.......................              2,842             2,670
Total......................................       $    75,994      $     75,535

Included in finished product as of dateMonth7Day1Year2006July 1, 2006 is approximately $1.7 million in inventory held on consignment with one customer.


4.       Goodwill

         During the thirteen weeks ended July 1, 2006, the Company assessed the value of the goodwill recorded at its Swedish subsidiary (Scan-Tech) as a result of a review of the Scan-Tech business in response to bad debt charge offs at two large customers and the resulting loss of those customers in the first half of the year. After completing the required analyses, the Company concluded that the goodwill balance existing at the subsidiary was impaired. Accordingly, an impairment charge of approximately $2.9 million, which represents the entire goodwill balance at the subsidiary, was recorded in the consolidated statements of operations. In addition, the Company recorded a $0.3 million charge to its provision for income taxes to write off deferred tax assets of the subsidiary which it deemed unrealizable.

         In June 2005, the Company acquired The Automotive Edge/Hermoff (Hermoff) for approximately $1.7 million. The consolidated results include Hermoff since June 1, 2005. The Company has not presented pro forma results of operations for the twenty-six weeks ended June 25, 2005 assuming the acquisition had occurred at the beginning of the period as this result would not have been materially different than actual results for the period.
Total goodwill recognized in connection with the acquisition was $0.9 million.

         Goodwill activity for the twenty-six weeks ended July 1, 2006 is as follows (in thousands):

         Balance, December 31, 2005     $      29,617
         Goodwill impairment                   (2,897)
         Acquisition adjustments                  125
         Translation                              155
         Balance, July 1, 2006            $    27,000
         ----------------------------------------------------------------------

5.       Stock-Based Compensation

         Effective May 18, 2000, the Company amended and restated its incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options or non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors, but in no event more than 10 years from the date of grant. At July 1, 2006, options to acquire 278,760 shares were available for grant under the Plan.

         Effective date January 1, 2006, the Company adopted SFAS No. 123R and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options for those options granted which had an exercise price equal to the market value of the underlying common stock on the date of grant.

         The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to January 1, 2006, and amortization related to new awards granted after January 1, 2006. Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from stock-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows.

         Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for the thirteen and twenty-six week periods ended July 1, 2006 was $126,000 and $243,000 before taxes, respectively. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations.
No cost was capitalized during fiscal 2006. The Company included a forfeiture assumption of 2.6% in the calculation of expense.

         The fair value of options granted in 2006 was estimated using the Black-Scholes option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on the actual historical experience of the Company's stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

Expected dividend yield....................... 0%
Expected stock price volatility............ 47.1%
Risk-free interest rate..................... 4.3%
Expected life of options.................... 6.5 years

         The weighted-average grant-date fair value of options granted during 2006 was $4.83 per option.

         Transactions under the Plan for 2006 were as follows:

                                                       Weighted
                                                       Average
                                                       Remaning
                                           Weighted    Term (In       Aggregate
                               Shares   Average Price   years)  Intrinsic Value
                               ------   ------------    -------  --------------
Balance at December 31, 2005   995,216   $    4.80
Granted.........................20,000        9.15
Exercised.......................(7,200)       1.07
Canceled........................(1,200)       3.02
Balance at July 1, 2006......1,006,816   $    4.92         6.2    $   6,358,000

Options exercisable
at July 1, 2006 .............  631,916   $    2.54         5.2    $   5,491,000


         The total intrinsic value of stock options exercised during 2006 was $66,000.

         As of July 1, 2006, there was approximately $1.4 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

         Cash received from option exercises during 2006 was $8,000. The total tax benefit generated from options granted prior to anuary 1, 2006, which were exercised during 2006, was approximately $10,000 and was credited to additional paid in capital.

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

6.       Earnings Per Share

         The following table sets forth the computation of basic earnings per share and diluted earnings per share for the thirteen and twenty-six week periods ended July 1, 2006 and June 25, 2005:

                                           Thirteen Weeks  Twenty-Six Weeks
                                                Ended           Ended
(in thousands, except per share data)
                                            July 1  June 25   July 1    June 25
                                              2006     2005    2006        2005
                                            ------  -------   ------    -------
Numerator:
   Net income............................. $   916  $ 4,628   $4,336    $ 8,082
Denominator:
   Weighted average shares outstanding used
   in basic earnings per share calculation.. 17,730   17,927   17,738    17,906
Effect of dilutive stock options............    417      537      415       551
   Adjusted weighted average shares
   outstanding  diluted earnings per share.. 18,147   18,464   18,153    18,457
Basic earnings per share.................. $   0.05 $   0.26  $  0.24   $  0.45
Diluted earnings per share...............  $   0.05 $   0.25  $  0.24   $  0.44

         Options to purchase 193,500 shares were outstanding at July 1, 2006, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. No outstanding options at June 25, 2005 were excluded from the computation of diluted earnings per share.


         Through 2005, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense for stock options was recognized. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the thirteen weeks ended June 25, 2005 would have been reduced to the following pro forma amounts (in thousands, except per share data):



                                         Thirteen Weeks        Twenty-Six Weeks
                                             Ended                 Ended
                                          June 25, 2005           June 25, 2005
                                          -------------         ---------------
Net income, as reported..................$        4,628          $        8,082
Less: Stock-based compensation expense,
net of  related tax effects, determined
under the fair value based method
for all awards.........................            (61)                    (121)
Net income, pro forma.................. $        4,567           $        7,961
Earnings per share:
     Basic - as reported                $         0.26           $         0.45
     Basic - pro forma                  $         0.25           $         0.44
     Diluted - as reported              $         0.25           $         0.44
     Diluted - pro forma                $         0.25           $         0.43

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for 2005:

Expected dividend yield.......................... 0%
Expected stock price volatility................. 47%
Risk-free interest rate.........................3.9%
Expected life of option.........................7.5 years

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

7.       Related-Party Transactions

         The Company has entered into a noncancelable operating lease for its primary operating facility from a partnership in which Richard N. Berman, the Company's Chief Executive Officer, and Steven L. Berman, the Company's Executive Vice President, are partners. Total rental payments in 2005 to the partnership under the lease arrangement was $1.3 million.

8.       Subsequent Event

          In July 2006, the Company amended its Revolving Credit Facility. The amended facility extended the expiration date from June 2007 to June 2008. The July 2006 amendment also increased the total credit facility from $20 million to $30 million. Borrowings under the amended facility are on an unsecured basis with interest rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. The borrowings under the Revolving Credit Facility as of July 1, 2006 have been included in long-term debt in the accompanying consolidated balance sheet.

9.       New Accounting Pronouncements

         In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.
The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections". SFAS No. 154 is a replacement of stocktickerABP No. 20 and FSAB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have an impact on the Company's consolidated financial condition or results of operations.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -

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

Write Off of Goodwill and Deferred Tax Asset Related to Swedish Subsidiary

         During the thirteen weeks ended July 1, 2006, the Company assessed the value of the goodwill recorded at its Swedish subsidiary (Scan-Tech) as a result of a review of the Scan-Tech business in response to bad debt charge offs at two large customers and the resulting loss of those customers in the first half of the year. After completing the required analyses, the Company concluded that the goodwill balance existing at the subsidiary was impaired. Accordingly, an impairment charge of approximately $2.9 million, which represented the entire goodwill balance at the subsidiary, was recorded in the consolidated statements of operations. In addition, the Company recorded a $0.3 million charge to its provision for income taxes to write off deferred tax assets of the subsidiary which it deemed unrealizable.

Acquisition

         In June 2005, the Company acquired The Automotive Edge/Hermoff ("Hermoff") for approximately $1.7 million. The consolidated results include Hermoff since June 1, 2005. The Company has not presented pro forma results of operations for the period ended June 25, 2005, assuming the acquisition had occurred at the beginning of the respective periods, as these results would not have been materially different than actual results for the periods.

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

         The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to January 1, 2006, and amortization related to new awards granted after January 1, 2006. Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from stock-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows.

         Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for the thirteen and twenty-six week periods ended July 1, 2006 was $126,000 and $243,000 before taxes, respectively. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations. No cost was capitalized during fiscal 2006. The Company included a forfeiture assumption of 2.6% in the calculation of expense.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:

                           Percentage of Net Sales      Percentage of Net Sales
                           For the Thirteen Weeks      For the Twenty-Six Weeks
                                   Ended                          Ended
                             July            June          July            June
                          1, 2006        25, 2005       1, 2006        25, 2005
                          -------        --------       -------        --------
Net Sales............       100.0%         100.0%         100.0%         100.0%
Cost of goods sold.......    64.0           63.6           64.1            63.3
Gross profit.........        36.0           36.4           35.9            36.7
Selling, general and
administrative expenses..    26.1           24.7           26.6            25.8
Goodwill impairment.....      3.9            -              2.0             -
Income from operations..      6.0           11.7            7.3            10.9
Interest expense, net...      0.8            1.0            0.8             1.0
Income before taxes.....      5.2           10.7            6.5             9.9
Provision for taxes......     4.0            4.0            3.5             3.7
Net Income..............      1.2%           6.7%           3.0%            6.2%

Thirteen Weeks Ended July 1, 2006 Compared to Thirteen Weeks Ended June
25, 2005


         Net sales increased 8% to $74.2 million for the thirteen weeks ended July 1, 2006 from $68.6 million for the same period in 2005. Sales volume during this period increased as a result of continued sales growth from products introduced within the last twenty-four months.

         Cost of goods sold, as a percentage of sales, increased to 64.0% for the thirteen weeks ended July 1, 2006 from 63.6% in the same period last year. The Company has experienced gross margin reductions in several product lines as a result of higher customer returns and allowances and selling price reductions due to competitive pressures.

         Selling, general and administrative expenses for the thirteen weeks ended July 1, 2006 increased $2.4 million, or 14%, to $19.3 million from $16.9 million for the same period in 2005. This increase was the result of the Company's decision to invest additional resources in new product development and promotional support, volume-driven variable expense increases, inflationary increases in wages and other costs, and a $0.6 million write-off of accounts receivable after the loss of two large customers of the Company's Swedish subsidiary. Selling, general and administrative expenses for the thirteen weeks ended July 1, 2006 and June 25, 2005 include $0.5 million and $0.2 million, respectively, in financing costs associated with accounts receivable sales programs whereby the Company sells its accounts receivable on a non-recourse basis to financial institutions.

         As noted above, the Company recorded a $2.9 million charge in the second quarter of 2006 to write off the goodwill of its Swedish subsidiary.

         Interest expense, net, was slightly lower in the thirteen weeks ended July 1, 2006 as the benefit of lower borrowing levels in the current year was partially offset by higher interest rates on the Company's revolving credit facility.

         The Company's effective tax rate increased to 76.1% for the thirteen weeks ended July 1, 2006 from 36.9% for the thirteen weeks ended June 25, 2005. The increase is primarily the result of the $2.9 million goodwill impairment charge which is not tax deductible and therefore had no income tax benefit associated with it. In addition, the Company's provision for income taxes for the thirteen weeks ended July 1, 2006, includes a $0.3 million charge to write off deferred tax assets.


Twenty-six Weeks Ended July 1, 2006 Compared to Twenty-six Weeks Ended June 25, 2005

         Net sales increased 10% to $143.1 million for the twenty-six weeks ended July 1, 2006 from $129.8 million for the same period in 2005. Sales volume in 2006 increased as a result of continued sales growth from products introduced within the last twenty-four months.

         Cost of goods sold, as a percentage of sales, increased to 64.1% for the twenty-six weeks ended July 1, 2006 from 63.3% in the same period last year. The Company has experienced gross margin reductions in several product lines as a result of higher customer returns and allowances and selling price reductions due to competitive pressures. A $0.8 million increase in the Company's provision for excess and obsolete inventory in 2006 also increased cost of sales and reduced margins in the current year.

         Selling, general and administrative expenses for the twenty-six weeks ended July 1, 2006 increased $4.4 million, or 13%, to $38.0 million from $33.5 million for the same period in 2005. This increase was the result of the Company's decision to invest additional resources in new product development and promotional support as well as volume-driven variable expense increases, inflationary increases in wages and other costs, and an $0.8 million write-off of accounts receivable after the loss of two large customers of the Company's Swedish subsidiary. Selling, general and administrative expenses for the twenty-six weeks ended July 1, 2006 and June 25, 2005 include $1.0 million and $0.5 million, respectively, in financing costs associated with accounts receivable sales programs whereby the Company sells its accounts receivable on a non-recourse basis to financial institutions.

         As noted above, the Company recorded a $2.9 million charge in the second quarter of 2006 to write off the goodwill of its Swedish subsidiary.

         Interest expense, net, was slightly lower in the twenty-six weeks ended July 1, 2006 as the benefit of lower borrowing levels in the current year was partially offset by higher interest rates on the Company's revolving credit facility.

         The Company's effective tax rate increased to 53.2% for the twenty-six weeks ended July 1, 2006 from 36.9% for the twenty-six weeks ended June 25, 2005. The increase is primarily the result of the $2.9 million goodwill impairment charge which is not tax deductible and therefore had no income tax benefit associated with it. In addition, the Company's provision for income taxes for the twenty-six weeks ended July 1, 2006, includes a $0.3 million charge to write off deferred tax assets.

Liquidity and Capital Resources

         Historically, the Company has financed its growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. At July 1, 2006, working capital was $121.4 million, total long-term debt (including the current portion and revolving credit borrowings) was $34.2 million and shareholders' equity was $143.9 million. Cash and cash equivalents as of July 1, 2006 totaled $4.9 million.

         Over the past several years the Company has extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. The Company participates in accounts receivable sales programs with several customers which allow it to sell its accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of July 1, 2006 and December 31, 2005, respectively, the Company had sold $27.1 million and $23.2 million in accounts receivable under these programs and had removed them from its balance sheets. The Company expects continued pressure to extend its payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

         Long-term debt includes $25.7 million in Senior Notes that were originally issued in August 1998, in a private placement on an unsecured basis ("Notes"). The Notes bear a 6.81% fixed interest rate, payable quarterly. Annual principal payments of $8.6 million are due each August through 2008. The Notes require, among other things, that the Company maintain certain financial covenants relating to debt to capital ratios and minimum net worth.

         In July 2006, the Company amended its revolving credit facility. The amendment increased the size of the total credit facility from $20 million to $30 million and extended the expiration date from June 2007 to June 2008. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at July 1, 2006 was LIBOR plus 85 basis points (6.18%). Borrowings under the facility were $8.5 million as of July 1, 2006. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. The Company is in compliance with all financial covenants contained in the Notes and Revolving Credit Facility.

         The Company's business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

         The Company reported a net source of cash flow from its operating activities of $7.7 million in the twenty-six weeks ended July 1, 2006. Net income, depreciation and a $2.7 million decrease in accounts receivable were the primary sources of operating cash flow in the twenty-six weeks ended July 1, 2006. The Company increased the amount of accounts receivable sold to fund working capital needs by $3.9 million during the twenty-six weeks ended July 1, 2006, which led to the drop in accounts receivable. The primary uses of cash flow were accounts payable and accrued compensation and other liabilities. Accounts payable decreased $2.8 million as a result of lower inventory purchasing levels and the timing of payments to suppliers. Accrued compensation and other liabilities resulted in a $2.8 million use of cash in the twenty-six weeks ended July 1, 2006 as income taxes payable declined due to the timing of estimated income tax payments.

         Investing activities used $3.8 million of cash in the twenty-six weeks ended July 1, 2006 as a result of additions to property, plant and equipment. The Company's largest 2006 capital project is the automation and expansion of its central distribution center in Warsaw, Kentucky. This project began in 2004 and was originally expected to be completed in early 2005 at a cost of $5.0 million. Scope changes and other factors are now expected to delay completion of the project until September 2006, and total costs are now expected to be approximately $7.0 million. Capital spending in the twenty-six weeks ended
July 1, 2006 also included tooling associated with new products, purchases of equipment to outfit our new distribution center in Portland, Tennessee, upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements.

         Financing activities used $2.0 million in cash in the twenty-six weeks ended July 1, 2006. The primary use of cash flow was net repayments of $1.6 million under the Company's revolving credit facility.

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

Related-Party Transactions

         The Company has entered into a noncancelable operating lease for its primary operating facility from a partnership in which Richard N. Berman, the Company's Chief Executive Officer, and Steven L. Berman, the Company's Executive Vice President, are partners. Total rental payments in 2005 to the partnership under the lease arrangement was $1.3 million.

Critical Accounting Policies

         The Company's discussion and analysis of its financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with placecountry-regionU.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. The Company regularly evaluates its estimates and judgments, including those related to revenue recognition, bad debts, customer credits, inventories, goodwill and income taxes. Estimates and judgments are based upon historical experience and on various other assumptions believed to be accurate and reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. The Company believes the following critical accounting policies affect its more significant estimates and judgments used in the preparation of its consolidated financial statements:

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

         Goodwill. The Company follows the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". The Company employs a discounted cash flow analysis and a market comparable approach in conducting its impairment tests. Cash flows were discounted at 12% and an earnings multiple of 5.75 to 6.0 times EBITDA was used when conducting these tests in 2005. The Company has completed an impairment test required by SFAS No. 142, with respect to its Swedish subsidiary (Scan-Tech), the results of which are discussed in Note 4 of the Notes to Consolidated Financial Statements in this report.

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


Recent Accounting Pronouncements

         In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

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

Item 4.  Controls and Procedures

Quarterly Evaluation of the Company's Disclosure Controls and Internal Controls Over Financial Reporting.

         The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Act"), as of the end of the period covered by this Form 10-Q ("Disclosure Controls"). This evaluation ("Disclosure Controls Evaluation") was done under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

         The Company's management, with the participation of the CEO and CFO, also conducted an evaluation of the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the fiscal quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II. OTHER INFORMATION

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

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on May 24, 2006 to elect six directors and to approve an amendment and restatement of the Company's Amended and Restated Articles of Incorporation to change its name to Dorman Products, Inc.

          At the Annual Meeting the following six persons were elected to serve as Directors of the Company, each to serve for a term of one year to expire at the next annual meeting of shareholders and until his successor has been selected and qualified:


                                   Number of Votes
                                                  Withhold
                            For                   Authority
Richard N. Berman       15,742,843                 111,689
Steven L. Berman        15,742,843                 111,689
George L. Bernstein     15,644,942                 209,590
John F. Creamer, Jr     15,736,648                 117,884
Paul R. Lederer         15,738,648                 115,884
Edgar W. Levin          15,644,942                 209,590

         There were no broker nonvotes.

         At the Annual Meeting, the shareholders approved the amendment and restatement of the Company's Amended and Restated Articles of Incorporation to change its name to Dorman Products, Inc:


                               Number of Votes
            For                     Against                     Abstain
            ---                     -------                     -------
          15,835,825                  100                        9,100


         There were no broker nonvotes.

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits

    3.1(1) Amended and Restated Articles of Incorporation dated
           May 24, 2006

    4.1(2) Seventh Amended and Restated Revolving Credit Note dated as of
           July 24, 2006.

   10.1(2) Third Amended and Restated Credit Agreement, dated as of
           July 24, 2006, between the Company and Wachovia Bank, N. A.

   31.1 Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

   32. Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------------------
 (1) Incorporated by reference to the Company's Definitive Proxy Statement filed on April 20, 2006.

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated July 27, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    DORMAN PRODUCTS, INC.

Date: August 4, 2006                 /s/ Richard Berman
                                   -------------------------
                                         Richard Berman
                             President and Chief Executive Officer
                                   (Principal executive officer)





Date: August 4, 2006                /s/ Mathias Barton
                                 ---------------------------
                                      Mathias Barton
                              Chief Financial Officer and Principal
                                      Accounting Officer
                                (Principal financial officer)

                                 Exhibits Index

      3.1 Amended and Restated Articles of Incorporation dated dateYear2006Day24Month5lstransMay 24, 2006 4.1 Seventh Amended and Restated Revolving Credit Note dated as of July 24, 2006.
      10.1 Third Amended and Restated Credit Agreement, dated as of July 24, 2006, between the Company and Wachovia Bank, N. A.
      31.1  Certification of Chief Executive Officer as required by
            Section 302 of the Sarbanes-Oxley Act of 2002.
      31.2 Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.
      32. Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.