Form 10-Q
period 2006-09-30
Dorman Products, Inc.
filed 2006-11-03
CIK 868780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. PostalCode 20549

                                   FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number     0-18914
                          __________

                             DORMAN PRODUCTS, INC.
_______________________________________________________________________________
          (Exact name of registrant as specified in its charter)

        Pennsylvania                                     23-2078856
_________________________________           ___________________________________
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

       3400 East Walnut Street,
        Colmar, Pennsylvania                               18915
__________________________________          ___________________________________
(Address of principal executive offices)                (Zip Code)

                             (215) 997-1800
 ______________________________________________________________________________
              (Registrant's telephone number, including area code)


_______________________________________________________________________________
          (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). [ ] Yes    [X] No

As of date October 31, 2006 the registrant had 17,703,828 shares of common stock, $.01 par value, outstanding.

                DORMAN PRODUCTS, INC. stocktickerAND SUBSIDIARIES
                INDEX TO QUARTERLY REPORT ON stocktickerFORM 10-Q
                               September 30, 2006

                                                                           Page


PART I.   FINANCIAL INFORMATION...............................................3

     Item 1.      CONSOLIDATED FINANCIAL STATEMENTS (unaudited)...............3

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                   Thirteen Weeks Ended September 30, 2006 and
                   September 24, 2005.........................................3

                   Thirty-nine Weeks Ended September 30, 2006 and
                   September 24, 2005.........................................4

                   CONSOLIDATED BALANCE SHEETS................................5

                   CONSOLIDATED STATEMENTS OF CASH FLOWS......................6

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................7

    Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS.......................14

    Item 3.        Quantitative and Qualitative Disclosures about
                   Market Risk...............................................24

    Item 4.        Controls and Procedures...................................24

PART II.           OTHER INFORMATION.........................................25

    Item 1.          Legal Proceedings.......................................25

    Item 1A.         Risk Factors............................................25

    Item 2.          Unregistered Sales of Equity Securities and
                     Use of Proceeds.........................................25

    Item 3.          Defaults Upon Senior Securities.........................26

    Item 4.          Submission of Matters to a Vote of Security Holders.....26

    Item 5.          Other Information.......................................26

    Item 6.          Exhibits................................................26

    SIGNATURES       ........................................................27

    EXHIBITS         ........................................................28

PART I.  FINANCIAL INFORMATION

Item 1.  CONSOLIDATED FINANCIAL STATEMENTS
         _________________________________

                       DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           For the
                                                     Thirteen Weeks Ended
                                                   September          September
(in thousands, except per share data)              30, 2006           24, 2005
                                                  ----------         ----------
Net Sales......................................  $   74,891          $   73,783
Cost of goods sold...................................48,714              48,005
   Gross profit..................................... 26,177              25,778
Selling, general and administrative expenses.........18,370              17,769
   Income from operations.............................7,807               8,009
Interest expense, net...................................576                 672
   Income before taxes................................7,231               7,337
Provision for taxes...................................2,682               2,724
   Net Income....................................$    4,549          $    4,613
Earnings Per Share:
   Basic.........................................$     0.26          $     0.26
   Diluted...................................... $     0.25          $     0.25
Average Shares Outstanding:
   Basic.............................................17,708              17,932
   Diluted...........................................18,147              18,444



       See accompanying notes to consolidated financial statements.

                   DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                                 For the
                                                        Thirty-nine Weeks Ended
                                                        September     September
(in thousands, except per share data)                    30, 2006     24, 2005
                                                        ---------     ---------
Net Sales...........................................$     217,943    $  203,625
Cost of goods sold........................................140,390       130,211
   Gross profit............................................77,553        73,414
Selling, general and administrative expenses...............56,362        51,317
Goodwill impairment.........................................2,897             -
   Income from operations..................................18,294        22,097
Interest expense, net.......................................1,797         1,961
   Income before taxes.....................................16,497        20,136
Provision for taxes.........................................7,612         7,441
   Net Income........................................$      8,885    $   12,695
Earnings Per Share:
   Basic............................................ $       0.50    $     0.71
   Diluted...........................................$       0.49    $     0.69
Average Shares Outstanding:
   Basic...................................................17,728        17,915
   Diluted.................................................18,148        18,452



         See accompanying notes to consolidated financial statements.


                       DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS

                                                                                     September        December
(in thousands, except share data)                                                    30, 2006         31, 2005
Assets                                                                             (unaudited)
Current Assets:

     Cash and cash equivalents............................................     $        4,991   $        2,944
     Accounts receivable, less allowance for doubtful accounts and customer
       credits of $26,950 and $22,728.....................................             66,729           64,778
     Inventories..........................................................             74,685           75,535
     Deferred income taxes................................................             10,133            9,560
     Prepaids and other current assets....................................              1,490            1,545
         Total current assets.............................................            158,028          154,362
Property, Plant and Equipment, net........................................             27,929           27,473
Goodwill..................................................................             26,998           29,617
Other Assets..............................................................              1,242              704
     Total................................................................     $      214,197   $      212,156

Liabilities and Shareholders' Equity
Current Liabilities:
     Current portion of long-term debt....................................     $        8,651   $        8,571
     Accounts payable.....................................................             12,077           14,739
     Accrued compensation.................................................              7,688            6,727
     Other accrued liabilities............................................              7,389            8,513
         Total current liabilities........................................             35,805           38,550
Other Long-Term Liabilities...............................................                  -              626
Long-Term Debt............................................................             22,367           27,243
Deferred Income Taxes.....................................................              7,794            7,195
Commitments and Contingencies ............................................

Shareholders' Equity:
     Common stock, par value $.01; authorized 25,000,000 shares; issued
       17,703,828 and 17,749,583..........................................                177              177
     Additional paid-in capital...........................................             32,895           33,138
     Cumulative translation adjustments...................................              2,317            1,270
     Retained earnings....................................................            112,842          103,957
     Total shareholders' equity...........................................            148,231          138,542
         Total............................................................     $      214,197   $      212,156


               See accompanying notes to consolidated financial statements.

                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      For the Thirty-nine
                                                           Weeks Ended
                                                     __________________________
                                                     September        September
(in thousands)                                        30, 2006         24, 2005
                                                     ----------       ---------
Cash Flows from Operating Activities:
Net income ........................................$      8,885   $     12,695
Adjustments to reconcile net
income to cash provided by operating activities:
   Depreciation and amortization..........................5,012          4,194
   Goodwill impairment....................................2,897              -
   Provision for doubtful accounts..........................987            189
   Provision for deferred income tax.........................48            742
   Non-cash stock compensation expense......................365              -
Changes in assets and liabilities:
   Accounts receivable...................................(2,669)           286
   Inventories............................................1,406        (11,457)
   Prepaids and other current assets.........................82             (7)
   Other assets............................................(575)             -
   Accounts payable......................................(2,815)        (1,537)
   Accrued compensation and other liabilities..............(114)        (1,405)
   Other long-term liabilities.............................(626)          (487)
     Cash provided by operating activities...............12,883          3,213
Cash Flows from Investing Activities:
   Property, plant and equipment additions...............(5,432)        (5,522)
   Business acquisition, net of cash acquired                 -         (1,680)
     Cash used in investing activities...................(5,432)        (7,202)
Cash Flows from Financing Activities:
   Repayment of term loan................................(8,571)        (8,571)
   Proceeds from promissory note........................... 625              -
   Net proceeds from revolving credit facility............3,150          8,500
   Proceeds from exercise of stock options..................104             60
   Purchase and cancellation of common stock...............(712)             -
     Cash used in financing activities...................(5,404)           (11)
Net Increase (Decrease) in Cash and Cash Equivalents......2,047         (4,000)
Cash and Cash Equivalents, Beginning of Period............2,944          7,152
Cash and Cash Equivalents, End of Period...........$      4,991   $      3,152
Supplemental Cash Flow Information
   Cash paid for interest expense..................$      1,758   $      1,904
   Cash paid for income taxes......................$      7,333   $      6,358


            See accompanying notes to consolidated financial statements.

                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 24, 2005
                                     (UNAUDITED)

1.       Basis of Presentation

         Effective May 24, 2006, the Company changed its name from R&B, Inc. to Dorman Products, Inc. (the "Company").

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2006. The Company may experience significant fluctuations from quarter to quarter in its results of operations due to the timing of orders placed by the Company's customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

2.       Sales of Accounts Receivable

         The Company has entered into several customer sponsored programs administered by unrelated financial institutions that permit the Company to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. The Company does not retain any servicing requirements for these accounts receivable. Transactions under these agreements are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement 125." At September 30, 2006 and December 31, 2005, respectively, $25.2 million and $23.2 million of accounts receivable were sold and removed from the consolidated balance sheets. Selling, general and administrative expenses for the thirty-nine weeks ended September 30, 2006 and September 24, 2005 include $1.4 million and $0.8 million, respectively, in financing costs associated with these accounts receivable sales programs.

3.       Inventories

         Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of the Company's products. Inventories were as follows:

                                                    September          December
(in thousands)                                      30, 2006           31, 2005
                                                    _________          ________
Bulk product.....................................$    28,826   $         30,548
Finished product.................................     42,889             42,317
Packaging materials..............................      2,970              2,670
                                                    __________         ________
Total............................................     74,685   $         75,535

Included in finished product as of September 30, 2006 is approximately $1.1 million in inventory held on consignment with one customer.

4.       Goodwill

         During the second quarter of fiscal year 2006, the Company assessed the value of the goodwill recorded at its Swedish subsidiary Scan-Tech Sweden AB (Scan-Tech) as a result of a review of the Scan-Tech business in response to bad debt charge offs at two large customers and the resulting loss of those customers in the first half of the year. After completing the required analyses, the Company concluded that the goodwill balance existing at the subsidiary was impaired. Accordingly, an impairment charge of approximately $2.9 million, which represents the entire goodwill balance at the subsidiary, was recorded in the consolidated statements of operations. In addition, the Company recorded a $0.3 million charge to its provision for income taxes to write off deferred tax assets of the subsidiary which it deemed unrealizable.

         In June 2005, the Company acquired The Automotive Edge/Hermoff (Hermoff) for approximately $1.7 million. The consolidated results include Hermoff since June 1, 2005. The Company has not presented pro forma results of operations for the thirty-nine weeks ended September 24, 2005 assuming the acquisition had occurred at the beginning of the period as this result would not have been materially different than actual results for the period.
Total goodwill recognized in connection with the acquisition was $0.9 million.

         Goodwill activity for the thirty-nine weeks ended September 30, 2006 is as follows (in thousands):

         Balance, December 31, 2005     $      29,617
         Goodwill impairment                   (2,897)
         Acquisition adjustments                  125
         Translation                              153
         ____________________________________________
         Balance, September 30, 2006    $      26,998
         ____________________________________________

5.       Long-Term Debt

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

          In September 2006, the Company borrowed $625,000 under a commercial loan granted in connection with the opening of a new distribution facility. The principal balance will be paid monthly in equal installments through September 2013. The outstanding balance bears interest at an annual rate of 4% payable monthly. The loan is secured by a letter of credit issued under the Company's revolving credit facility..

6.       Stock-Based Compensation

         Effective May 18, 2000, the Company amended and restated its incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, the Board of Directors of the Company may grant incentive stock options or non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors, but in no event more than 10 years from the date of grant. At date September 30, 2006, options to acquire 278,760 shares were available for grant under the Plan.

         Effective January 1, 2006, the Company adopted SFAS No. 123R and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Plan. Accordingly, no compensation expense was recognized in net income for employee stock options for those options granted which had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

         Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for the thirteen and thirty-nine week periods ended September 30, 2006 was $122,000 and $365,000 before taxes, respectively. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations. No cost was capitalized during fiscal 2006. The Company included a forfeiture assumption of 2.6% in the calculation of expense.

         The fair value of options granted in 2006 was estimated using the Black-Scholes option valuation model that used the assumptions noted in the table below. Expected volatility and expected dividend yield are based on the actual historical experience of the Company's common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

Expected dividend yield........................................     0%
Expected stock price volatility................................  47.1%
Risk-free interest rate........................................   4.3%
Expected life of options.......................................   6.5 years

         The weighted-average grant-date fair value of options granted during 2006 was $4.83 per option.

         Transactions under the Plan for 2006 were as follows:

                                                                                Weighted
                                                                                 Average
                                                                  Weighted     Remaining Term     Aggregate
                                                    Shares       Average Price    (In years)    Intrinsic Value

Balance at December                                995,216   $       4.80
31, 2005...................................
Granted....................................         20,000           9.15
Exercised..................................        (22,400)          3.86
Canceled...................................         (1,200)          3.02
Balance at September                               991,616   $       4.91            6.0       $     5,145,000
30, 2006...................................
Options exercisable at September 30, 2006          618,716   $       2.50            5.0       $     4,703,000

         The total intrinsic value of stock options exercised during 2006 was $150,000.

         As of date September 30, 2006, there was approximately $1.3 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

         Cash received from option exercises during 2006 was $86,000. The total tax benefit generated from options granted prior to January 1, 2006, which were exercised during 2006, was approximately $26,000 and was credited to additional paid in capital.

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

7.       Earnings Per Share

         The following table sets forth the computation of basic earnings per share and diluted earnings per share for the thirteen and thirty-nine week periods ended September 30, 2006 and September 24, 2005:

                                                             Thirteen Weeks Ended          Thirty-nine Weeks Ended
(in thousands, except per share data)                     September       September       September       September
                                                           30, 2006        24, 2005       30, 2006        24, 2005
Numerator:
   Net income......................................     $      4,549    $      4,613   $      8,885    $     12,695
Denominator:
   Weighted average shares outstanding used in
     basic earnings per share calculation..........           17,708          17,932         17,728          17,915
Effect of dilutive stock options...................              439             512            420             537
   Adjusted weighted average shares outstanding
     diluted earnings per share....................           18,147          18,444         18,148          18,452
Basic earnings per share...........................     $       0.26    $       0.26   $       0.50    $       0.71
Diluted earnings per share.........................     $       0.25    $       0.25   $       0.49    $       0.69

         Options to purchase 193,500 shares were outstanding at September 30, 2006, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive. No outstanding options at September 24, 2005 were excluded from the computation of diluted earnings per share.

         Through 2005, the Company applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense for stock options was recognized. If compensation cost for these plans had been determined using the fair-value method prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share for the thirteen and thirty-nine weeks ended September 24, 2005 would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                                  Thirteen Weeks       Thirty-nine Weeks
                                                                        Ended               Ended
                                                                      September           September
                                                                      24, 2005             24, 2005
                                                                     __________           __________

Net income, as reported....................................... $        4,613       $       12,695
Less: Stock-based compensation expense, net of  related tax
     effects, determined under the fair value based method
     for all awards...........................................            (66)                (187)
Net income, pro forma......................................... $        4,547       $       12,508
Earnings per share:
     Basic - as reported                                       $         0.26       $         0.71
     Basic - pro forma                                         $         0.25       $         0.70
     Diluted - as reported                                     $         0.25       $         0.69
     Diluted - pro forma                                       $         0.25       $         0.68

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions for 2005:

Expected dividend yield...................................................   0%
Expected stock price volatility...........................................  47%
Risk-free interest rate................................................... 3.9%
Expected life of option...............................................7.5 years

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

8.       Related-Party Transactions

         The Company has entered into a noncancelable operating lease for its primary operating facility from a partnership in which Richard N. Berman, the Company's Chief Executive Officer, and Steven L. Berman, the Company's Executive Vice President, are partners. Total rental payments in 2005 to the partnership under the lease arrangement were $1.3 million.

9.       New Accounting Pronouncements

         In June 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109, Accounting for Income Taxes," which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 is a replacement of stocktickerABP No. 20 and FSAB Statement No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS No. 154. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have an impact on the Company's consolidated financial condition or results of operations.

         In December 2004, the FASB issued SFAS No. 151 "Inventory Costs, an Amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material and requires that these items be recognized as current period charges. SFAS No. 151 applies only to inventory costs incurred during periods beginning after the effective date and also requires that the allocation of fixed production overhead to conversion costs be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company's fiscal year beginning January 1, 2006. The adoption of this statement did not have a material effect on the results of operations.

         In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released SAB No.
108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, adoption of SFAS No. 157 will have on the Company's consolidated results of operations and financial position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

         The Company is a leading supplier of Original Equipment (OE) Dealer "Exclusive" automotive replacement parts, automotive hardware, brake products, and household hardware to the automotive aftermarket and mass merchandise markets. Dorman automotive parts and hardware are marketed under the OE Solutions(TM), HELP!(R), AutoGrade(TM), First Stop(TM), Conduct-Tite(R), Pik-A-Nut(R), and Scan-Tech(TM) brand names. The Company designs, packages and markets over 73,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to its specifications. The Company's products are sold under one of the seven Dorman brand names listed above. The Company's products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets including parts manufacturers for resale under their own private labels and salvage yards. Through its Scan-Tech and Hermoff subsidiaries, the Company is increasing its international distribution of automotive replacement parts, with sales into Canada, Europe, the Middle East and the Far East.

         The automotive aftermarket in which the Company competes has been growing in size; however, the market continues to consolidate. As a result, the Company's customers regularly seek more favorable pricing, product returns and extended payment terms when negotiating with the Company. While the Company does its best to avoid such concessions, in some cases pricing concessions have been made, customer payment terms have been extended and returns of product have exceeded historical levels. The product returns and more favorable pricing primarily affect the Company's profit levels while terms extensions generally reduce operating cash flow and require additional capital to finance the business. Management expects both of these trends to continue for the foreseeable future. Gross profit margins have declined over the past two years as a result of this pricing pressure. Another contributing factor in the Company's gross profit margin decline is a shift in mix to higher-priced, but lower gross margin products. Both of these trends are expected to continue for the foreseeable future. The Company has increased its focus on efficiency improvements and product cost reduction initiatives to offset the impact of price pressures.

         In addition, the Company is relying on new product development as a way to offset some of these customer demands and as its primary vehicle for growth. As such, new product development is a critical success factor for the Company. The Company has invested heavily in resources necessary for it to increase its new product development efforts and to strengthen its relationships with its customers. These investments are primarily in the form of increased product development resources and awareness programs, customer service improvements and increased customer credits and allowances. This has enabled the Company to provide an expanding array of new product offerings and grow its revenues.

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

Cautionary Statement Regarding Forward Looking Statements

         Certain statements in this document constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect," and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, concentration of the Company's sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, dependence on senior management and other risks and factors identified from time to time in the reports the Company files with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I, "Item 1A, Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Stock Split

         All prior period common stock and applicable share and per share amounts have been retroactively adjusted to reflect a two-for-one split in the form of a stock dividend of the Company's common stock effective March 28, 2005.

Write Off of Goodwill and Deferred Tax Asset Related to Swedish Subsidiary

         During the second quarter of fiscal 2006, the Company assessed the value of the goodwill recorded at its Swedish subsidiary (Scan-Tech) as a result of a review of the Scan-Tech business in response to bad debt charge offs at two large customers and the resulting loss of those customers in the first half of the year. After completing the required analyses, the Company concluded that the goodwill balance existing at the subsidiary was impaired. Accordingly, an impairment charge of approximately $2.9 million, which represented the entire goodwill balance at the subsidiary, was recorded in the consolidated statements of operations. In addition, the Company recorded a $0.3 million charge to its provision for income taxes to write off deferred tax assets of the subsidiary which it deemed unrealizable.

Acquisition

         In June 2005, the Company acquired The Automotive Edge/Hermoff ("Hermoff") for approximately $1.7 million. The consolidated results include Hermoff since June 1, 2005. The Company has not presented pro forma results of operations for the period ended September 24, 2005, assuming the acquisition had occurred at the beginning of the respective periods, as these results would not have been materially different than actual results for the periods.

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

         The Company adopted SFAS No. 123R using the modified prospective transition method and therefore has not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized in 2006 includes amortization related to the remaining unvested portion of stock option awards granted prior to anuary 1, 2006, and amortization related to new awards granted after January 1, 2006. Prior to the adoption of SFAS No. 123R, the Company presented tax benefits resulting from stock-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows.

         Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for the thirteen and thirty-nine week periods ended September 30, 2006 was $122,000 and $365,000 before taxes, respectively.
The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations. No cost was capitalized during fiscal 2006. The Company included a forfeiture assumption of 2.6% in the calculation of expense.

Results of Operations

         The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Operations:



                                                        Percentage of Net Sales          Percentage of Net Sales
                                                      For the Thirteen Weeks Ended    For the Thirty-nine Weeks Ended
                                                      _______________________________________________________________
                                                        September      September      September       September
                                                        30, 2006       24, 2005       30, 2006        24, 2005
Net Sales...........................................       100.0%         100.0%         100.0%          100.0%
Cost of goods sold..................................        65.0           65.1           64.4            63.9
Gross profit........................................        35.0           34.9           35.6            36.1
Selling, general and administrative expenses........        24.6           24.0           25.9            25.2
Goodwill impairment.................................         -              -              1.3             -
Income from operations..............................        10.4           10.9            8.4            10.9
Interest expense, net...............................         0.7            1.0            0.8             1.0
Income before taxes.................................         9.7            9.9            7.6             9.9
Provision for taxes.................................         3.6            3.6            3.5             3.7
Net Income..........................................         6.1%           6.3%           4.1%            6.2%

Thirteen Weeks Ended September 30, 2006 Compared to Thirteen Weeks Ended September 24, 2005

         Net sales increased 1% to $74.9 million for the thirteen weeks ended September 30, 2006 from $73.8 million for the same period in 2005. Sales volume during the third quarter of 2006 was up just 1% due to general weakness throughout the automotive aftermarket.

         Cost of goods sold, as a percentage of sales, remained relatively constant at 65.0% for the thirteen weeks ended September 30, 2006 as compared to 65.1% in the same period last year. This resulted in a gross profit margin of 35.0% in the third quarter of 2006.

         Selling, general and administrative expenses for the thirteen weeks ended September 30, 2006 increased $0.6 million, or 3%, to $18.4 million from $17.8 million for the same period in 2005. This increase was the result of the Company's decision to invest additional resources in new product development and promotional support and inflationary increases in wages and other costs. These increases were partially offset by a $0.5 million reduction in incentive compensation expense in the current year due to the Company's lower earnings levels. Selling, general and administrative expenses for the thirteen weeks ended September 30, 2006 and September 24, 2005 include $0.4 million and
$0.4 million, respectively, in financing costs associated with accounts receivable sales programs whereby the Company sells its accounts receivable on a non-recourse basis to financial institutions.

         Interest expense, net, was down $0.1 million in the thirteen weeks ended September 30, 2006 due to lower borrowing levels as a result of cash generated from operations.

         The Company's effective tax rate was 37.1% for the thirteen weeks ended September 30, 2006 and September 24, 2005.

Thirty-nine Weeks Ended September 30, 2006 Compared to Thirty-nine Weeks Ended September 24, 2005

         Net sales increased 7% to $217.9 million for the thirty-nine weeks ended September 30, 2006 from $203.6 million for the same period in 2005. Sales volume in 2006 increased as a result of continued sales growth from products introduced within the last twenty-four months.

         Cost of goods sold, as a percentage of sales, increased to 64.4% for the thirty-nine weeks ende September 30, 2006 from 63.9% in the same period last year. The Company has experienced gross margin reductions in several product lines as a result of higher customer returns and allowances and selling price reductions due to competitive pressures.

         Selling, general and administrative expenses for the thirty-nine weeks ended September 30, 2006 increased $5.0 million, or 10%, to $56.4 million from $51.3 million for the same period in 2005. This increase was the result of the Company's decision to invest additional resources in new product development and promotional support as well as volume-driven variable expense increases, inflationary increases in wages and other costs, and an $0.8 million write-off of accounts receivable in the first half of the year after the loss of two large customers of the Company's Swedish subsidiary. Selling, general and administrative expenses for the thirty-nine weeks ended September 30, 2006 and September 24, 2005 include $1.4 million and $0.8 million, respectively, in financing costs associated with accounts receivable sales programs whereby the Company sells its accounts receivable on a non-recourse basis to financial institutions.

         As noted above, the Company recorded a $2.9 million charge in the second quarter of 2006 to write off the goodwill of its Swedish subsidiary.

         Interest expense, net, decreased to $1.8 million for the thirty-nine weeks ended September 30, 2006 from $2.0 million in the same period last year due to lower borrowing levels.

         The Company's effective tax rate increased to 46.1% for the thirty-nine weeks ended September 30, 2006 from 37.0% for the thirty-nine weeks ended September 24, 2005. The increase is primarily the result of the $2.9 million second quarter goodwill impairment charge which is not tax deductible and therefore had no income tax benefit associated with it. In addition, the Company's provision for income taxes for the thirty-nine weeks ended September 30, 2006 includes a $0.3 million charge to write off deferred tax assets.

Liquidity and Capital Resources

         Historically, the Company has financed its growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through its bank credit facility and senior note agreements. At September 30, 2006, working capital was $122.2 million, total long-term debt (including the current portion and revolving credit borrowings) was $31.0 million and shareholders' equity was $148.2 million. Cash and cash equivalents as of September 30, 2006 totaled $5.0 million.

         Over the past several years the Company has extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. The Company participates in accounts receivable sales programs with several customers which allow it to sell its accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of September 30, 2006 and December 31, 2005, respectively, the Company had sold $25.2 million and $23.2 million in accounts receivable under these programs and had removed them from its balance sheets. The Company expects continued pressure to extend its payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

         In July 2006, the Company amended its revolving credit facility. The amendment increased the size of the total credit facility from $20 million to $30 million and extended the expiration date from June 2007 to June 2008. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at September 30, 2006 was LIBOR plus 85 basis points (6.18%). Borrowings under the facility were $13.3 million as of September 30, 2006. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.
The Company was in compliance with all financial covenants contained in the Notes and Revolving Credit Facility at September 30, 2006.

         At September 30, 2006, long-term debt includes $17.2 million in Senior Notes that were originally issued in August 1998, in a private placement on an unsecured basis ("Notes"). The Notes bear a 6.81% fixed interest rate, payable quarterly. Annual principal payments of $8.6 million are due each August 2007 and August 2008. The Notes require, among other things, that the Company maintain certain financial covenants relating to debt to capital ratios and minimum net worth.

          In September 2006, the Company borrowed $625,000 under a commercial loan granted in connection with the opening of a new distribution facility. The principal balance will be monthly in equal installments through September 2013. The outstanding balance bears interest at an annual rate of 4% payable monthly. The loan is secured by a letter of credit issued under the Company's revolving credit facility.

         The Company's business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

         The Company reported a net source of cash flow from its operating activities of $12.9 million in the thirty-nine weeks ended September 30, 2006. Net income, depreciation and a $1.4 million decrease in inventory were the primary sources of operating cash flow in the thirty-nine weeks ended September 30, 2006. Inventory levels declined despite higher sales volumes as a result of the Company's efforts to reduce vendor lead times and more accurately forecast customer demand for its products. The primary uses of cash flow were accounts payable and accounts receivable. Accounts payable decreased $2.8 million as a result of lower inventory purchasing levels and the timing of payments to suppliers. Accounts receivable grew due to a lengthening of payment terms to certain customers.

         Investing activities used $5.4 million of cash in the thirty-nine weeks ended September 30, 2006 as a result of additions to property, plant and equipment. The Company's largest 2006 capital project was the automation and expansion of its central distribution center in Warsaw, Kentucky, which was completed in the third quarter of 2006 at a cost of approximately $7.0 million. Capital spending in the thirty-nine weeks ended September 30, 2006 also included tooling associated with new products, purchases of equipment to outfit our new distribution center in Portland, Tennessee, upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements.

         Financing activities used $5.4 million in cash in the thirty-nine weeks ended September 30, 2006. The primary use of cash flow was a scheduled $8.6 million repayment of the Company's Senior Notes in August 2006. This repayment was partially funded with $3.1 million in borrowings under the Company's revolving creit facility with the rest coming from operating cash flow.

         The Pension Protection Act of 2006, signed into law on August 17, 2006 (the "Act"), limits the ability of defined contribution retirement plans, like the Company's 401(k) Plan, to mandate investment in employer securities.
The Act requires plans that hold investments in publicly traded employer securities to permit participants to diversify account balances invested in those securities by permitting the sale of some or all of those securities held in the Plan. Currently, the Company's 401(k) Plan holds approximately 665,000 shares of the Company's Common Stock. The amount of cash needed to fund the diversification will depend on the actual amount of shares that eligible participants elect to diversify. Under the Act, the Company must make arrangements for diversification by plan participants of approximately 351,000 shares (estimated at approximately $3.5 million based on a stock price of $10.00 per share) no later than the end of the first quarter of 2007, 157,000 shares (estimated at approximately $1.6 million based on a stock price of $10.00) by 2008, and another 157,000 shares (estimated at approximately $1.6 million based on a stock price of $10.00) in 2009. The Company is currently evaluating options available to fund this diversification.

         Based on its current operating plan, the Company believes that its available sources of capital under its Revolving Credit Agreement and accounts receivable sales programs will be sufficient to meet its ongoing cash needs for the next twelve months.

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

         The Company makes significant purchases of product from Chinese vendors. Prior to 2005, the Chinese Yuan exchange rate had been fixed against the U.S. Dollar since 1998. In July 2005, the Chinese government announced an immediate 2% revaluation of the Yuan against the U.S. Dollar and that going forward it will allow the Yuan to fluctuate against a basket of currencies. Since that time the Yuan has strengthened another 2% against the U.S. Dollar. Most experts believe that the value of the Yuan will increase further relative to the U.S. Dollar over the next few years. Such a move would most likely result in an increase in the cost of products that are purchased from placecountry-regionChina.

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

Related-Party Transactions

         The Company has entered into a noncancelable operating lease for its primary operating facility from a partnership in which Richard N. Berman, the Company's Chief Executive Officer, and Steven L. Berman, the Company's Executive Vice President, are partners. Total rental payments in 2005 to the partnership under the lease arrangement were $1.3 million.

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

         Excess and Obsolete Inventory Reserves. Management must make estimates of potential future excess and obsolete inventory costs. The Company provides reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates. The Company maintains contact with its customer base in order to understand buying patterns, customer preferences and the life cycle of its products. Changes in customer requirements are factored into the reserves as needed.

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

         In September 2006, the SEC Office of the Chief Accountant and Divisions of Corporation Finance and Investment Management released stocktickerSAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," that provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This pronouncement is effective for fiscal years ending after November 15, 2006.

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, adoption of SFAS No. 157 will have on the Company's consolidated results of operations and financial position.

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

         The Company's management, with the participation of the CEO and CFO, also conducted an evaluation of the Company's internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

                  Not Applicable

Item 5.  Other Information

                  Not Applicable

Item 6.  Exhibits


      4.1(1) Commercial Loan Agreement between the Company and Tennessee Valley Authority dated September 27, 2006

      4.2(1) Promissory Note between the Company and Tennessee Valley Authority dated September 27, 2006.

     10.1(2) Third Amended and Restated Credit Agreement, dated as of July 24, 2006, between the Company and Wachovia Bank, N.A.

     10.2(2) Seventh Amended and Restated Revolving Credit Note dated as of July 24, 2006.

     10.3(2)    Surety Agreement dated as of July 24, 2006.

     31.1       Certification of Chief Executive Officer as required by
                Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2       Certification of Chief Financial Officer as required by
                Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------------------

(1) Incorporated by reference to the Company's Current Report on Form 8-K dated September 27, 2006.

(2) Incorporated by reference to the Company's Current Report on Form 8-K dated July 27, 2006.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                DORMAN PRODUCTS, INC.

Date November 3, 2006           /s/ Richard Berman
                                ______________________________
                                Richard Berman
                                President and Chief Executive Officer
                                (Principal executive officer)




Date November 3, 2006          /s/ Mathias Barton
                               _______________________________
                               Mathias Barton
                               Chief Financial Officer and
                               Principal Accounting Officer
                               (Principal financial officer)

                                 Exhibits Index


      4.1 Commercial Loan Agreement between the Company and the Tennessee Valley Authority dated September 27, 2006.

      4.2 Promissory Note between the Company and the Tennessee Valley Authority dated September 27, 2006.

     10.1 Third Amended and Restated Credit Agreement, dated as of July 24, 2006, between the Company and Wachovia Bank, N.A.

     10.2 Seventh Amended and Restated Revolving Credit Note dated as of July 24, 2006.
     10.3       Surety Agreement dated as of July 24, 2006.

     31.1 Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2       Certification of Chief Financial Officer as required by
                Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1        Certification of Chief Executive and Chief Financial Officer as
                required by Section 906 of the Sarbanes-Oxley Act of 2002.