Form 10-Q
period 2007-03-31
Dorman Products, Inc.
filed 2007-05-08
CIK 868780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2007
                              -------------------------------------------------
                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________to _________________________

Commission File Number:                           0-18914
                       --------------------------------------------------------

                            DORMAN PRODUCTS, INC.
-------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

            Pennsylvania                            23-2078856
-------------------------------------------------------------------------------
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporatio or organization)

3400 East Walnut Street, Colmar, Pennsylvania              18915
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                              (215) 997-1800
-------------------------------------------------------------------------------
                       (Registrant's telephone number,
                             including area code)

                               Not Applicable
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

Large accelerated filer |_|  Accelerated filer  |X|  Non-accelerated filer  |_|

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  |_| Yes   |X|No

As of May 4, 2007 the Registrant had 17,688,283 shares of common stock, $.01 par value, outstanding.

                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 March 31, 2007


                                                                           Page
Part I -- FINANCIAL INFORMATION

     Item 1.  Consolidated Financial Statements (unaudited)

              Statements of Operations:
                 Thirteen Weeks Ended March 31, 2007 and April 1, 2006........3

                 Balance Sheets...............................................4

                 Statements of Cash Flows.....................................5

                 Notes to Consolidated Financial Statements...................6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations  ....................................10

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

     Item 3.  Defaults Upon Senior Securities.................................5

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

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                For the Thirteen Weeks Ended
                                                                            ------------------------------------
                                                                                March 31,          April 1,
(in thousands, except for share data)                                             2007              2006
----------------------------------------------------------------------------------------------------------------
Net Sales                                                                   $    74,293         $   68,865
Cost of goods sold                                                               48,517             44,176
----------------------------------------------------------------------------------------------------------------
         Gross profit                                                            25,776             24,689
Selling, general and administrative expenses                                     18,785             18,659
----------------------------------------------------------------------------------------------------------------
         Income from operations                                                   6,991              6,030
Interest expense, net                                                               527                590
----------------------------------------------------------------------------------------------------------------
         Income before taxes                                                      6,464              5,440
Provision for taxes                                                               2,402              2,020
----------------------------------------------------------------------------------------------------------------
         Net Income                                                         $     4,062        $     3,420
================================================================================================================
Earnings Per Share:
        Basic                                                                     $0.23              $0.19
        Diluted                                                                   $0.22              $0.19
================================================================================================================
Average Shares Outstanding:
        Basic                                                                    17,689             17,744
        Diluted                                                                  18,099             18,158


                  See accompanying notes to consolidated financial statements.

                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

(in thousands, except for share data)                                  March 31,             December 30,
                                                                          2007                   2006
----------------------------------------------------------------  --------------------  ----------------------
Assets                                                                (unaudited)
Current Assets:
   Cash and cash equivalents                                          $   7,320              $    5,080
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $27,157 and $27,601                75,345                  77,187
  Inventories                                                            69,015                  67,768
  Deferred income taxes                                                  10,402                  10,330
  Prepaids and other current assets                                       1,260                   1,443
----------------------------------------------------------------  --------------------  ----------------------
     Total current assets                                               163,342                 161,808
----------------------------------------------------------------  --------------------  ----------------------
Property, Plant and Equipment, net                                       27,339                  27,963
Goodwill                                                                 26,966                  26,958
Other Assets                                                                881                   1,029
----------------------------------------------------------------  --------------------  ----------------------
      Total                                                          $  218,528              $  217,758
================================================================  ====================  ======================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                                  $    8,652              $    8,651
  Accounts payable                                                       12,515                  12,822
  Accrued compensation                                                    4,898                   6,949
  Other accrued liabilities                                               5,846                   6,582
----------------------------------------------------------------  --------------------  ----------------------
  Total current liabilities                                              31,911                  35,004
Long-Term Liabilities                                                     1,304                       -
Long-Term Debt                                                           19,576                  20,596
Deferred Income Taxes                                                     8,370                   8,315
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
   25,000,000 shares; issued 17,697,928 and 17,705,499                      177                     177
   Additional paid-in capital                                            32,661                  32,956
   Cumulative translation adjustments                                     2,711                   2,954
   Retained earnings                                                    121,818                 117,756
   Total shareholders' equity                                           157,367                 153,843
----------------------------------------------------------------  --------------------  ----------------------
      Total                                                          $  218,528              $  217,758
================================================================  ====================  ======================


           See accompanying notes to consolidated financial statements.

                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                       For the Thirteen Weeks Ended
                                                                                -------------------------------------------
                                                                                     March 31,             April 1,
(in thousands)                                                                          2007                  2006
------------------------------------------------------------------------------  ------------------- -----------------------

Cash Flows from Operating Activities:
Net income                                                                      $      4,062             $     3,420
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                                       1,863                   1,622
   Provision for doubtful accounts                                                       247                     200
   Benefit for deferred income tax                                                       (15)                   (104)
   Provision for non-cash stock compensation                                             125                     117
Changes in assets and liabilities:
    Accounts receivable                                                                1,506                   2,099
    Inventories                                                                       (1,392)                 (2,898)
    Prepaids and other current assets                                                    175                     104
    Other assets                                                                         140                    (119)
    Accounts payable                                                                    (325)                   (631)
    Accrued compensation and other liabilities                                        (1,465)                 (3,035)
------------------------------------------------------------------------------  ------------------- -----------------------
       Cash provided by operating activities                                           4,921                     775
------------------------------------------------------------------------------  ------------------- -----------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                            (1,242)                 (1,502)
------------------------------------------------------------------------------  ------------------- -----------------------
      Cash used in investing activities                                               (1,242)                 (1,502)
------------------------------------------------------------------------------  ------------------- -----------------------
Cash Flows from Financing Activities:
    Repayment of long-term debt obligations                                              (19)                      -
    Net (repayment of) proceeds from revolving credit facility                        (1,000)                    400
   Proceeds from exercise of stock options                                                31                       9
    Other stock related activity                                                          31                       -
   Purchase and cancellation of common stock                                            (482)                   (119)
------------------------------------------------------------------------------  ------------------- -----------------------
       Cash (used in) provided by financing activities                                (1,439)                    290
------------------------------------------------------------------------------  ------------------- -----------------------
Net Increase (Decrease) in Cash and Cash Equivalents                                   2,240                    (437)
Cash and Cash Equivalents, Beginning of Period                                         5,080                   2,944
------------------------------------------------------------------------------  ------------------- -----------------------
Cash and Cash Equivalents, End of Period                                        $      7,320            $      2,507
==============================================================================  =================== =======================
Supplemental Cash Flow Information
    Cash paid for interest expense                                              $        579            $        582
    Cash paid for income taxes                                                  $      1,579            $      2,015

         See accompanying notes to consolidated financial statements.

                       DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2007 AND APRIL 1, 2006 (UNAUDITED)

1.  Basis of Presentation

           As used herein, unless the context otherwise requires, "Dorman", the "Company", "we", "us", or "our" refers to Dorman Products, Inc. and its subsidiaries.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2007. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2006.

          Certain prior year amounts have been reclassified to conform with current year presentation.

2.  Sales of Accounts Receivable

       We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. We do not retain any servicing requirements for these accounts receivable. Transactions under these agreements are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement 125." At March 31, 2007 and December 30, 2006, respectively, $20.5 million and $18.5 million of accounts receivable were sold and removed from the consolidated balance sheets. Selling, general and administrative expenses for the thirteen weeks ended March 31, 2007 and April 1, 2006 include $0.3 million and $0.5 million, respectively, in financing costs associated with these accounts receivable sales programs.

3.      Inventories

      Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products. Inventories were as follows:


                             March 31,         December 30,
(in thousands)                  2007               2006
-----------------------  ------------------ -------------------
Bulk product                        $27,237             $27,555
Finished product                     38,791              37,407
Packaging materials                   2,987               2,806
-----------------------  ------------------ -------------------
Total                               $69,015             $67,768

=======================  ================== ===================

Included in finished product is $1.1 million and $1.0 million in inventory held on consignment as of March 31, 2007 and December 30, 2006, respectively.

4.    Goodwill

      Goodwill activity during the thirteen weeks ended March 31, 2007 related to the translation of goodwill balances from local currencies to U.S. dollars.

5.    Change in Vacation Policy

       Effective December 31, 2006, we changed our vacation policy so that vacation is earned ratably throughout the year rather than at the end of the preceding year. This change will result in a reduction in our vacation accrual of approximately $1.6 million in 2007. As a result, vacation expense in cost of goods sold and selling, general and administrative expenses will be reduced during each of the fiscal quarters in 2007. Results for the three months ended March 31, 2007 include vacation expense reductions of $0.1 million and $0.3 million in cost of goods sold and selling, general and administrative expenses, respectively.

6.       Stock-Based Compensation

         Effective May 18, 2000 we amended and restated our Incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, our Board of Directors may grant incentive stock options or non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors, but in no event more than 10 years from the date of grant. At March 31, 2007, options to acquire 317,960 shares were available for grant under the Plan.

         Effective January 1, 2006, we adopted SFAS No. 123R "Share-Based Payment," and related interpretations and began expensing the grant-date fair value of employee stock options. Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our stock option plans. Accordingly, no compensation expense was recognized in net income for employee stock options for those options granted which had an exercise price equal to the market value of the underlying common stock on the date of grant.

         We adopted SFAS No. 123R using the modified prospective transition method and therefore have not restated prior periods. Under this transition method, compensation cost associated with employee stock options recognized includes amortization related to the remaining unvested portion of stock option awards granted prior to January 1, 2006, and amortization related to new awards granted after January 1, 2006. Prior to the adoption of SFAS No. 123R, we presented tax benefits resulting from stock-based compensation as operating cash flows in the consolidated statements of cash flows. SFAS No. 123R requires that cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements be classified as financing cash flows.

         Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income in the first quarter of 2007 and 2006 for our stock-based compensation program was $125,000 and $117,000 before taxes, respectively. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated income statement. No cost was capitalized during fiscal 2007 and 2006. We included a forfeiture assumption of 3.5% in 2007 and 2.5% in 2006 in the calculation of expense.

         The fair value of options granted in 2006 was estimated using the Black-Scholes option valuation model that used the assumptions noted in the table below. There were no stock options granted during the first quarter of 2007. Expected volatility and expected dividend yield are based on the actual historical experience of our stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

                                          2006
Expected dividend yield                     0%
Expected stock price volatility            45%
Risk-free interest rate                   4.5%
Expected life of options                  6.5 years

         The weighted-average grant-date fair value of options granted during the first quarter of 2006 was $4.85 per option.

Transactions under the Plan were as follows:

                                                                  Weighted            Weighted              Aggregate
                                                    Shares      Average Price         Average               Intrinsic
                                                                                    Remaining Term           Value
                                                                                     (In years)
-------------------------------------------  ---------------  ------------------  --------------------- ---------------------

Balance at December 30, 2006                         981,950      $   4.96
Granted                                                 -              -
Exercised                                            (51,600)         0.61
Canceled                                                -              -
Balance at March 31, 2007                            930,350      $   5.20              5.7                $ 5,916,000
-------------------------------------------  ---------------  ------------------  --------------------- ---------------------
Options exercisable at March 31, 2007                630,784      $   3.39              4.9                $ 5,153,000
-------------------------------------------  ---------------  ------------------  --------------------- ---------------------

         The total intrinsic value of stock options exercised during the first quarter of 2007 was $559,000.

         As of March 31, 2007, there was approximately $1.1 million of unrecognized compensation cost related to non- vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

         Cash received from option exercises during the first quarter of 2007 was $31,000. The total tax benefit generated from options granted prior to January 1, 2006, which were exercised during the first quarter of fiscal 2007, was $186,000 and was credited to additional paid in capital.

7.       Earnings Per Share

         The following table sets forth the computation of basic earnings per share and diluted earnings per share for the thirteen week periods ended March 31, 2007 and April 1, 2006.

                                                   Thirteen Weeks Ended
                                       ----------------------------------------
                                               March 31,           April 1,
(in thousands, except per share data)           2007                2006
-------------------------------------------------------------------------------
Numerator:
 Net income ..........................        $.4,062             $ 3,420
Denominator:
 Weighted average shares outstanding
 used in basic earnings per share calculation  17,689              17,744

 Effect of dilutive stock options.....            410                 414
                                       ----------------------------------------
 Adjusted weighted average shares outstanding
 diluted earnings per share..........          18,099              18,158
                                       ================  === ================ =
Basic earnings per share............          $  0.23             $  0.19
                                       ================  === ================ =
Diluted earnings per share..........          $  0.22             $  0.19
                                       ================  === ================ =

         Options to purchase 163,500 and 193,500 shares were outstanding at March 31, 2007 and April 1, 2006, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

8.      Related-Party Transactions

         We have entered into a noncancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer, and Steven L. Berman, our Executive Vice President, are partners. Total rental payments to the partnership under the lease arrangement were $1.3 million in 2006.

9.       Income Taxes

         We adopted the provisions of Financial Accounting Standards Board Interpretation No.48, "Accounting for Un- certainty in Income Taxes an interpretation of FASB Statement No. 109"("FIN 48") effective December 31, 2006. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of December 31, 2006, we had $1.2 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At March 31, 2007, we have $1.2 million of unrecognized tax benefits.

         We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we have approximately $128,000 of accrued interest related to uncertain tax positions.

         The last year examined by the IRS was 2004, and all years up through and including that year are closed by examination. The tax years 2003-2006 remain open to examination by the remaining major taxing jurisdictions in the United States to which we are subject. The tax years 2002-2006 remain open to examination in Sweden for our Swedish subsidiary.

10.     New Accounting Pronouncements

         In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, adoption of SFAS No. 157 will have on our consolidated results of operations and financial position.

                       DORMAN PRODUCTS, INC. AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                          CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement Regarding Forward Looking Statements

         Certain statements in this document constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect," and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, concentration of the Company's sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, dependence on senior management and other risks and factors identified from time to time in the reports the Company files with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I, "Item 1A, Risk Factors in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006."

Overview

         We are a leading supplier of Original Equipment (OE) Dealer "Exclusive" automotive replacement parts, automotive hardware, brake products, and household hardware to the automotive aftermarket and mass merchandise markets. Dorman automotive parts and hardware are marketed under the OE Solutions(TM), HELP!(R), AutoGrade(TM), First Stop(TM), Conduct-Tite(R), Pik-A-Nut(R), and Scan-Tech(TM) brand names. We design, package and market over 77,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Our products are sold under one of the seven Dorman brand names listed above. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets including parts manufacturers for resale under their own private labels and salvage yards. Through our Scan-Tech and Hermoff subsidiaries, we are increasing our international distribution of automotive replacement parts, with sales into Canada, Europe, the Middle East and the Far East.
         The automotive aftermarket in which we compete has been growing in size; however, the market continues to consolidate. As a result, our customers regularly seek more favorable pricing, product returns and extended payment terms when negotiating with us. While we do our best to avoid such concessions, in some cases pricing concessions have been made, customer payment terms have been extended and returns of product have exceeded historical levels. The product returns and more favorable pricing primarily affect our profit levels while terms extensions generally reduce operating cash flow and require additional capital to finance the business. We expect both of these trends to continue for the foreseeable future. Gross profit margins have declined over the past two years as a result of this pricing pressure. Another contributing factor in our gross profit margin decline is a shift in mix to higher-priced, but lower gross margin products. Both of these trends are expected to continue for the foreseeable future. We have increased our focus on efficiency improvements and product cost reduction initiatives to offset the impact of price pressures.

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

Change in Vacation Policy

         Effective December 31, 2006 (the first day of our fiscal 2007), we changed our vacation policy so that vacation is earned ratably throughout the year rather than at the end of the preceding year. This change will result in a reduction in our vacation accrual of approximately $1.6 million in 2007. As a result, vacation expense in cost of goods sold and selling, general and administrative expenses will be reduced during each of the fiscal quarters in 2007. Results for the three months ended March 31, 2007 include vacation expense reductions of $0.1 million and $0.3 million in cost of goods sold and selling, general and administrative expenses, respectively.

Results of Operations

             The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

                                                 Percentage of Net Sales
                                       ----------------------------------------
                                             For the Thirteen Weeks Ended
                                                Thirty-nine Weeks Ended
                                       ----------------------------------------
                                               March 31,            April 1,
                                                 2007                2006
-------------------------------------------------------------------------------
Net Sales                                       100.0%               100.0%
Cost of goods sold                               65.3                 64.1
------------------------------------------------- ------------------- ---------
Gross profit                                     34.7                 35.9
Selling, general and administrative expenses     25.3                 27.1
-------------------------------------------------------------------------------
Income from operations                            9.4                  8.8
Interest expense, net                             0.7                  0.9
-------------------------------------------------------------------------------
Income before taxes                               8.7                  7.9
Provision for taxes                               3.2                  2.9
-------------------------------------------------------------------------------
Net Income                                        5.5%                 5.0%
===============================================================================

Thirteen Weeks Ended March 31, 2007 Compared to Thirteen Weeks Ended April 1,
2006
         Sales increased 8% to $74.3 million for the first quarter ended March 31, 2007 from $68.9 million in the same period last year. Revenues increased primarily as a result of higher new product sales. Growth in our non-automotive products and further penetration of existing automotive product lines also contributed to the sales increase. Approximately 1% of our 2007 net sales increase was due to the favorable effect of foreign currency exchange.

         Cost of goods sold, as a percentage of sales, increased to 65.3% for the thirteen weeks ended March 31, 2007 from 64.1% in the same period last year. The increase is the result of higher product return costs and initiatives designed to maintain and increase market share for us and our customers. We partially offset the impact of these initiatives through material cost savings from suppliers.

         Selling, general and administrative expenses for the thirteen weeks ended March 31, 2007 increased 1% to $18.8 million from $18.7 million in the same period last year. We were able to offset inflationary cost increases and variable spending increases related to sales growth with cost reductions and a $0.3 million reduction in vacation expense due to the vacation policy change mentioned below.

         Interest expense, net, decreased to $0.5 million in the thirteen weeks ended March 31, 2007 from $0.6 million in the same period last year due to lower overall borrowing levels.

         Our effective tax rate increased slightly to 37.2% in the thirteen weeks ended March 31, 2007 from 37.1% in the same period last year. We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" effective December 31, 2006. As a result of the implementation, we recognized no material adjustment in the liability for unrecognized income tax benefits.

Liquidity and Capital Resources

         Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. At March 31, 2007, working capital was $131.4 million, total long-term debt (including the current portion and revolving credit borrowings) was $28.2 million and shareholders' equity was $157.4 million. Cash and cash equivalents as March 31, 2007 totaled $7.3 million.
         Over the past several years we have extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of March 31, 2007 and December 30, 2006, we had sold $20.5 million and $18.5 million in accounts receivable under these programs and had removed them from our balance sheets. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

         We have a $30.0 million revolving credit facility that expires in June 2008. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at March 31, 2007 was LIBOR plus 85 basis points (6.17%). Borrowings under the facility were $10.5 million as of March 31, 2007. We have approximately $17.5 million available under the facility at March 31, 2007. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. We were in compliance with all financial covenants contained in the Notes and Revolving Credit Facility at March 31, 2007.

         At March 31, 2007, long-term debt includes $17.2 million in Senior Notes that were originally issued in August 1998, in a private placement on an unsecured basis ("Notes"). The Notes bear a 6.81% fixed interest rate, payable quarterly. Annual principal payments of $8.6 million are due in August 2007 and August 2008. The Notes require, among other things, that we maintain certain financial covenants relating to debt to capital ratios and minimum net worth. We have also borrowed $0.6 million under a commercial loan granted in connection with the opening of a new distribution facility. The principal balance is paid monthly in equal installments through September 2013. The outstanding balance bears interest at an annual rate of 4% payable monthly.
The loan is secured by a letter of credit issued under our revolving credit facility.

         Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

         We reported a net source of cash flow from our operating activities of $4.9 million in the thirteen weeks ended March 31, 2007. Net income, depreciation and a $1.5 million decrease in accounts receivable were the primary sources of operating cash flow. Accounts receivable declined as a result of an increase in the level of accounts receivable sold under accounts receivable sales programs with several customers. The primary uses of cash flow were inventory and accrued compensation and other liabilities, which increased $1.4 million and $1.5 million, respectively. Inventory increased to support higher sales volumes in 2007 while accrued compensation and other liabilities were down as a result of our funding of employee profit sharing and incentive payments earned in the prior year, but paid in the first quarter of 2007.

         Investing activities used $1.2 million of cash in the thirteen weeks ended March 31, 2007 as a result of additions to property, plant and equipment. Capital spending in 2007 consisted of tooling associated with new products, upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements.

         Financing activities used $1.4 million in the thirteen weeks ended March 31, 2007. The primary use of cash flow was $1.0 million in revolving credit facility repayments.

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

         The largest portion of our overseas purchases come from China. The value of the Chinese Yuan has increased relative to the U.S. Dollar over 7% since July 2005 when it was allowed to fluctuate against a basket of currencies. Most experts believe that the value of the Yuan will increase further relative to the U.S. Dollar over the next few years. Such a move would most likely result in an increase in the cost of products that are purchased from China.

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

         Goodwill. We follow the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". We employ a discounted cash flow analysis and a market comparable approach in conducting our impairment tests. Cash flows were discounted at 12% and an earnings multiple of 5.6 to 5.85 times EBITDA was used when conducting these tests in 2006. As a result of the 2006 impairment test, we wrote-off all of the goodwill of our Swedish subsidiary (Scan-Tech) in our fiscal second quarter.

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

                               Page 14 0f 19

Recent Accounting Pronouncements

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

         Our market risk is the potential loss arising from adverse changes in interest rates. With the exception of our revolving credit facility, long-term debt obligations are at fixed interest rates and denominated in U.S. dollars. We manage our interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender's base rate or LIBOR would affect the rate at which we could borrow funds thereunder. We believe that the effect of any such change would be minimal.

Item 4.  Controls and Procedures

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

           We evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended ("the Act"), as of the end of the period covered by this Form 10-Q ("Disclosure Controls"). This evaluation ("Disclosure Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

         Our management, with the participation of the CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting ("Internal Controls Evaluation")

Limitations on the Effectiveness of Controls

          Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. We conduct periodic evaluation of our internal controls to enhance, where necessary, our procedures and controls.

Conclusions

           Based upon the Disclosure Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information that we are required to disclose in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information that we are required to be disclose in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

          There were no changes in internal controls over financial reporting as defined in Rule 13a-15(f) of the Act that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

         We are a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, competitive practices, trademark rights, product liability claims and other matters arising out of the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, would likely have a material financial impact on us.

Item 1A. Risk Factors

         In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item A, Risk Factors" in our Annual Report on Form 10-K for the year ended December 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

10.1.2 (4)        Assignment of Lease, dated February 24, 1997, between the
                  Company, the Berman Real Estate Partnership and BREP 1, for the premises located at 3400 East Walnut Street, Colmar,
                  Pennsylvania, assigning 10.1.

10.1..3(7)        Amendment to Lease, dated April 1, 2002, between the
                  Company and the BREP I, for premises located at 3400 East
                  Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.4 (8)        Third Amended and Restated Credit Agreement dated as of July
                  24, 2006, between the Company and Wachovia Bank, N.A.

10.1.5 (9)        Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority.

10.3 (5)+         Dorman Products, Inc. Amended and Restated Incentive Stock
                  Plan.

10.4 (2)+         Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.4.1 (6)+       Amendment No. 1 to the Dorman Products, Inc. 401(k)
                  Retirement Plan and Trust.

10.5 (2)+         Dorman Products, Inc. Employee Stock Purchase Plan.

31.1              Certification of Chief Executive Officer as required by
                  Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2              Certification of Chief Financial Officer as required by
                  Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32. Certification of Chief Executiv and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+ Management Contracts and Compensatory Plans, Contracts or Arrangements.
(1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration 33-37264).

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

(5) Incorporated by reference to the Exhibits filed with the Company's Proxy Statement for the fiscal year ended December 27, 1997.

(6) Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994.

(7) Incorporate by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

(8) Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K dated May 24, 21005.

(9) Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K dated September 28, 2006

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Dorman Products, Inc.




Date   May 8,  2007                    \s\ Richard Berman
                                       ----------------------
                                        Richard Berman
                                        President and Chief Executive Officer
                                        (Principal executive officer)






Date  May 8, 2007                       \s\ Mathias Barton
                                        ---------------------
                                        Mathias Barton
                                        Chief Financial Officer and
                                        Pincipal Accounting Officer
                                        (Principal financial officer)

                                  EXHIBIT INDEX

3.1     Amended and Restated Articles of Incorporation of the Company

3.2     Bylaws of the Company

10.1    Lease, dated December 1, 1990, betweeen the Company and the Berman
        Real Estate Partnership, for premises located at 3400 East Walnut Street Colmar, Pennsylvania.

10.1.1 Amendment to Lease, dated February 24, 1997, between the Company, the Berman Real Estate Partnershiop and BREP 1, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.2 Assignment of Lease, dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP !, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania, assigning 10.1.

10.1.3 Amendment to Lease, dated April 1, 2002, between the Company and BREP 1, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.4 Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, N.A.

10.1.5 Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority.

10.3    Dorman Products, Inc. Amended and Restated Incentive Stock Plan.

10.4    Dorman Products, Inc. 401(k) Retirement Plan.

10.4.1 Amendment No.1 to the Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.5    Dorman Products, Inc. Employee Stock Purchase Plan.

31.1 Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxely Act of 2002 (filed with this report)

31.2 Certification of Chief Financial Officer as required by Section 302 of Sarbanes-Oxley Act of 2002 (filed with this report).

32. Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.



                             Page 19 0f 19