Form 10-Q
period 2007-06-30
Dorman Products, Inc.
filed 2007-08-03
CIK 868780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2007
                               -----------------------------------------------
                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________________to ________________________

Commission File Number:                         0-18914
                       --------------------------------------------------------

                                  DORMAN PRODUCTS, INC.
-------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

         Pennsylvania                                  23-2078856
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

_3400 East Walnut Street, Colmar, Pennsylvania                18915
 ------------------------------------------------------------------------------
(Address of principal executive offices                     (Zip Code)

                                  (215)997-1800
-------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

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

Large accelerated filer  |_| Accelerated filer  |X|  Non-accelerated filer  |_|

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  |_| Yes   |X|No


As of August 2, 2007 the Registrant had 17,688,211 shares of common stock, $.01 par value, outstanding.

                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  June 30, 2007


Part I -- FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements (unaudited)

         Statements of Operations:
           Thirteen Weeks Ended June 30, 2007 and July  1, 2006...............3
           Twenty-six Weeks Ended June 30, 2007 and July 1, 2006..............4
         Balance Sheets.......................................................5
         Statements of Cash Flows.............................................6
         Notes to Consolidated Financial Statements...........................7

    Item 2.  Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations  .....................................11

    Item 3.  Quantitative and Qualitative Disclosure about Market Risk.......16

    Item 4.  Controls and Procedures.........................................16

Part II -- OTHER INFORMATION

    Item 1.  Legal Proceedings...............................................17

    Item 1A. Risk Factors....................................................17

    Item 2.  Unregistered Sales of Equity Securities
             and Use of Proceeds.............................................17

    Item 3.  Defaults Upon Senior Securities.................................17

    Item 4.  Submission of Matters to a Vote of Security Holders.............17

    Item 5.  Other Information...............................................18

    Item 6.  Exhibits........................................................18

    Signatures...............................................................20

    Exhibit Index............................................................21




                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                                For the Thirteen Weeks Ended
                                                                            ------------------------------------
                                                                                June 30,           July 1,
(in thousands, except for share data)                                             2007              2006
----------------------------------------------------------------------------------------------------------------
Net Sales                                                                         $    85,796           $ 74,187
Cost of goods sold                                                                     56,726             47,500
----------------------------------------------------------------------------------------------------------------
         Gross profit                                                                  29,070             26,687
Selling, general and administrative expenses                                           19,225             19,333
Goodwill impairment                                                                         -              2,897
----------------------------------------------------------------------------------------------------------------
         Income from operations                                                         9,845              4,457
Interest expense, net                                                                     512                631
----------------------------------------------------------------------------------------------------------------
         Income before taxes                                                            9,333              3,826
Provision for taxes                                                                     3,565              2,910
----------------------------------------------------------------------------------------------------------------
         Net Income                                                               $     5,768          $     916
================================================================================================================
Earnings Per Share:
        Basic                                                                           $0.33              $0.05
        Diluted                                                                         $0.32              $0.05
================================================================================================================
Average Shares Outstanding:
        Basic                                                                          17,688             17,730
        Diluted                                                                        18,129             18,147


            See accompanying notes to consolidated financial statements.



                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                               For the Twenty-six Weeks Ended
                                                                            ------------------------------------
                                                                                June 30,           July 1,
(in thousands, except for share data)                                             2007              2006
----------------------------------------------------------------------------------------------------------------

Net Sales                                                                        $    160,089          $ 143,052
Cost of goods sold                                                                    105,243             91,676
----------------------------------------------------------------------------------------------------------------
         Gross profit                                                                  54,846             51,376
Selling, general and administrative expenses                                           38,010             37,992
Goodwill impairment                                                                         -              2,897
----------------------------------------------------------------------------------------------------------------
         Income from operations                                                        16,836             10,487
Interest expense, net                                                                   1,039              1,221
----------------------------------------------------------------------------------------------------------------
         Income before taxes                                                           15,797              9,266
Provision for taxes                                                                     5,967              4,930
----------------------------------------------------------------------------------------------------------------
         Net Income                                                              $      9,830         $    4,336
================================================================================================================
Earnings Per Share:
        Basic                                                                           $0.56              $0.24
        Diluted                                                                         $0.54              $0.24
================================================================================================================
Average Shares Outstanding:
        Basic                                                                          17,689             17,738
        Diluted                                                                        18,119             18,153




         See accompanying notes to consolidated financial statements.



                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


(in thousands, except for share data)                                     June 30,             December 30,
                                                                            2007                   2006
----------------------------------------------------------------      --------------------  ----------------------
Assets                                                                   (unaudited)
Current Assets:

   Cash and cash equivalents                                                 $   5,866              $    5,080
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $27,874 and $27,601                       83,102                  77,187
  Inventories                                                                   68,870                  67,768
  Deferred income taxes                                                         10,525                  10,330
  Prepaids and other current assets                                              1,309                   1,443
----------------------------------------------------------------  --------------------  ----------------------
     Total current assets                                                      169,672                 161,808
----------------------------------------------------------------  --------------------  ----------------------
Property, Plant and Equipment, net                                              26,905                  27,963
Goodwill                                                                        27,044                  26,958
Other Assets                                                                       906                   1,029
----------------------------------------------------------------  --------------------  ----------------------
      Total                                                                   $224,527                $217,758
================================================================  ====================  ======================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                                         $   15,253              $    8,651
  Accounts payable                                                              15,813                  12,822
  Accrued compensation                                                           5,676                   6,949
  Other accrued liabilities                                                      5,347                   6,582
----------------------------------------------------------------  --------------------  ----------------------
    Total current liabilities                                                   42,089                  35,004
Long-Term Liabilities                                                            1,954                       -
Long-Term Debt                                                                   9,055                  20,596
Deferred Income Taxes                                                            7,776                   8,315
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
     25,000,000 shares; issued 17,687,475 and 17,705,499                           177                     177
   Additional paid-in capital                                                   32,630                  32,956
   Cumulative translation adjustments                                            3,260                   2,954
   Retained earnings                                                           127,586                 117,756
   Total shareholders' equity                                                  163,653                 153,843
----------------------------------------------------------------  --------------------  ----------------------
      Total                                                                   $224,527                $217,758
================================================================  ====================  ======================


            See accompanying notes to consolidated financial statements.




                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                      For the Twenty-six Weeks Ended
                                                                                -------------------------------------------
                                                                                     June 30,               July 1,
(in thousands)                                                                          2007                  2006
------------------------------------------------------------------------------  ------------------- -----------------------

Cash Flows from Operating Activities:
Net income                                                                            $ 9,830           $     4,336
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                                        3,748                 3,281
   Goodwill impairment                                                                      -                 2,897
   Provision for doubtful accounts                                                        126                   798
   (Benefit) Provision for deferred income tax                                            (55)                  117
   Provision for non-cash stock compensation                                              250                   244
Changes in assets and liabilities:
    Accounts receivable                                                                (5,986)                2,673
    Inventories                                                                          (979)                  146
    Prepaids and other current assets                                                     154                   (98)
    Other assets                                                                          123                  (246)
    Accounts payable                                                                    2,925                (2,756)
    Accrued compensation and other liabilities                                         (1,183)               (3,680)
------------------------------------------------------------------------------  ------------------- ----------------
       Cash provided by operating activities                                            8,953                 7,712
------------------------------------------------------------------------------  ------------------- ----------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                             (2,652)               (3,795)
------------------------------------------------------------------------------  ------------------- ----------- -----
      Cash used in investing activities                                                (2,652)               (3,795)
------------------------------------------------------------------------------  ------------------- -----------------
Cash Flows from Financing Activities:
    Repayment of long-term debt obligations                                               (39)                      -
    Net repayment of revolving credit facility                                         (4,900)               (1,600)
   Proceeds from exercise of stock options                                                 38                    15
    Other stock related activity                                                           35                       -
   Purchase and cancellation of common stock                                             (649)                 (385)
------------------------------------------------------------------------------  ------------------- -----------------------
       Cash used in financing activities                                               (5,515)               (1,970)
------------------------------------------------------------------------------  ------------------- -----------------------
Net Increase in Cash and Cash Equivalents                                                 786                 1,947
Cash and Cash Equivalents, Beginning of Period                                          5,080                 2,944
------------------------------------------------------------------------------  ------------------- -----------------------
Cash and Cash Equivalents, End of Period                                          $     5,866           $     4,891
==============================================================================  =================== =======================
Supplemental Cash Flow Information
    Cash paid for interest expense                                                $     1,040           $     1,199
 Cash paid for income taxes                                                       $     6,237           $     4,579



       See accompanying notes to consolidated financial statements.

                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2007 AND JULY 1, 2006 (UNAUDITED)

1.  Basis of Presentation

           As used herein, unless the context otherwise requires, "Dorman", the "Company", "we", "us", or "our" refers to Dorman Products, Inc. and its subsidiaries.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2007. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2006.

          Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  Sales of Accounts Receivable

       We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. We do not retain any servicing requirements for these accounts receivable. Transactions under these agreements are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement 125." At June 30, 2007 and December 30, 2006, $21.4 million and $18.5 million, respectively, of accounts receivable were sold and removed from the consolidated balance sheets. Selling, general and administrative expenses for the twenty-six weeks ended June 30, 2007 and July 1, 2006 include $0.7 million and $1.0 million, respectively, in financing costs associated with these accounts receivable sales programs.

3.      Inventories

      Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products. Inventories were as follows:


                                   June 30,         December 30,
(in thousands)                       2007               2006
-----------------------  ------------------ -------------------
Bulk product                        $27,414             $27,555
Finished product                     38,742              37,407
Packaging materials                   2,714               2,806
-----------------------  ------------------ -------------------
Total                               $68,870             $67,768

=======================  ================== ===================

Included in finished product is $1.1 million and $1.0 million in inventory held on consignment as of June 30, 2007 and December 30, 2006, respectively.

4.    Goodwill


      Goodwill activity during the twenty-six weeks ended June 30, 2007 related to the translation of goodwill balances from local currencies to U.S. dollars.

      During the second quarter of fiscal year 2006, we assessed the value of the goodwill recorded at our Swedish subsidiary (Scan-Tech) as a result of a review of the Scan-Tech business in response to bad debt charge offs at two large customers and the resulting loss of those customers in the first half of the year. After completing the required analyses, we concluded that the goodwill balance existing at the subsidiary was impaired. Accordingly, an impairment charge of approximately $2.9 million, which represented the entire goodwill balance at the subsidiary, was recorded in the consolidated statements of operations. In addition, we recorded a $0.3 million charge to our provision for income taxes to write off deferred tax assets of the subsidiary which were deemed unrealizable.

5.    Change in Vacation Policy

       Effective December 31, 2006, we changed our vacation policy so that vacation is earned ratably throughout the year rather than at the end of the preceding year. This change will result in a reduction in our vacation accrual of approximately $1.6 million in 2007. As a result, vacation expense in cost of goods sold and selling, general and administrative expenses will be reduced during each of the fiscal quarters in 2007. Results for the three months and six months ended June 30, 2007 include vacation expense reductions of $0.1 million and $0.2 million in cost of goods sold and $0.3 million and $0.6 million in selling, general and administrative expenses, respectively.

6.       Stock-Based Compensation

         Effective May 18, 2000 we amended and restated our Incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, our Board of Directors may grant incentive stock options or non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors, but in no event more than 10 years from the date of grant. At June 30, 2007, options to acquire 328,001 shares were available for grant under the Plan.

         Effective January 1, 2006, we adopted SFAS No. 123R "Share-Based Payment," and related interpretations and began expensing the grant-date fair value of employee stock options. We adopted SFAS No. 123R using the modified prospective transition method. Under this transition method, compensation cost associated with employee stock options recognized includes amortization related to the remaining unvested portion of stock option awards granted prior to January 1, 2006, and amortization related to new awards granted after January 1, 2006. In accordance with SFAS No. 123R, cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements is classified as financing cash flows.

         Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for our stock-based compensation program for the six months ended June 30, 2007 and July 1, 2006 was $250,000 and $244,000 before taxes, respectively. The compensation cost charged against income in the second quarter of 2007 and 2006 was $125,000 and $126,000 before taxes, respectively. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated income statement. No cost was capitalized during fiscal 2007 and 2006. We included a forfeiture assumption of 3.5% in 2007 and 2.5% in 2006 in the calculation of expense.

         The fair value of options granted in 2006 was estimated using the Black-Scholes option valuation model that used the assumptions noted in the table below. There were no stock options granted during 2007. Expected volatility and expected dividend yield are based on the actual historical experience of our stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

                                            2006
Expected dividend yield                       0%
Expected stock price volatility              45%
Risk-free interest rate                     4.5%
Expected life of options                    6.5 years

         The weighted-average grant-date fair value of options granted during the first six months of 2006 was $4.85 per option.

Transactions under the Plan were as follows:



                                                              Weighted                Weighted              Aggregate
                                                    Shares    Average Price           Average               Intrinsic
                                                                                    Remaining Term           Value
                                                                                      (In years)
-------------------------------------------  ---------------  ------------------  --------------------- ---------------------
Balance at December 30, 2006                     981,950          $   4.96
Granted                                                -                 -
Exercised                                        (55,200)             0.67
Canceled                                         (10,000)            10.10
Balance at June 30, 2007                         916,750          $   5.16              5.4                $7,937,000
-------------------------------------------  ---------------  ------------------  --------------------- ---------------------
Options exercisable at June 30, 2007             661,384          $   3.47              4.7                $6,848,000
-----------------------------------------------------------------------------------------------------------------------------

         The total intrinsic value of stock options exercised during 2007 was $598,000.

         As of June 30, 2007, there was approximately $0.9 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

         Cash received from option exercises during 2007 was $38,000. The total tax benefit generated from options granted prior to January 1, 2006, which were exercised during 2007, was $193,000 and was credited to additional paid in capital.

7.       Earnings Per Share

         The following table sets forth the computation of basic earnings per share and diluted earnings per share:

                                                        Thirteen Weeks Ended         Twenty-six Weeks Ended
                                                        ----------------------------------------------------------------
                                                            June 30,        July 1,          June 30,        July 1,
        (in thousands, except per share data)                 2007          2006              2007             2006
------------------------------------------------------  ----------------  -------------- ---------------  --------------
Numerator:

     Net income .............................................$.5,768       $    916          $ 9,830         $ 4,336
Denominator:
     Weighted average shares outstanding
                                                              17,688         17,730           17,689          17,738
  us use
      used in basic earnings per share calculation
     Effect of dilutive stock options... .................       441            417              430             415
                                                        ----------------  -------------- ---------------  --------------
     Adjusted weighted average shares outstanding
          diluted earnings per share........................  18,129         18,147           18,119          18,153
                                                        ================  ============== ===============  ==============
Basic earnings per share..............................       $  0.33        $  0.05          $  0.56           $0.24
                                                        ================  ============== ===============================
Diluted earnings per share...........................        $  0.32        $  0.05          $  0.54           $0.24
                                                        ================  ============== ===============  ==============

         Options to purchase 163,500 and 193,500 shares were outstanding at June 30, 2007 and July 1, 2006, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.


                             9 of 21

8.      Related-Party Transactions

         We have entered into a noncancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer, and Steven L. Berman, our Executive Vice President, are partners. Total rental payments to the partnership under the lease arrangement were $1.3 million in 2006.

9.       Income Taxes

         We adopted the provisions of Financial Accounting Standards Board Interpretation No.48, "Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109"("FIN 48" ) effective December 31, 2006. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of December 31, 2006, we had $1.2 million of net unrecognized tax benefits, which would affect our effective tax rate if recognized. At June 30, 2007, we have $1.2 million of net unrecognized tax benefits.

         We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we have approximately $161,000 of accrued interest related to uncertain tax positions.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We are currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on our results of operations and financial position

                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement Regarding Forward Looking Statements

         Certain statements in this document constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect," and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, concentration of the Company's sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, dependence on senior management and other risks and factors identified from time to time in the reports the Company files with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I, "Item 1A, Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2006.
Overview

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

Change in Vacation Policy

         Effective December 31, 2006, we changed our vacation policy so that vacation is earned ratably throughout the year rather than at the end of the preceding year. This change will result in a reduction in our vacation accrual of approximately $1.6 million in 2007. As a result, vacation expense in cost of goods sold and selling, general and administrative expenses will be reduced during each of the fiscal quarters in 2007. Results for the three months and six months ended June 30, 2007 include vacation expense reductions of $0.1 million and $0.2 million in cost of goods sold and $0.3 million and $0.6 million in selling, general and administrative expenses, respectively.

Write Off of Goodwill and Deferred Tax Asset Related to Swedish Subsidiary

               During the thirteen weeks ended July 1, 2006, we assessed the value of the goodwill recorded at our Swedish subsidiary (Scan-Tech) as a result of a review of the Scan-Tech business in response to bad debt charge offs at two large customers and the resulting loss of those customers in the first half of the year. After completing the required analyses, we concluded that the goodwill balance existing at the subsidiary was impaired. Accordingly, an impairment charge of approximately $2.9 million, which represented the entire goodwill balance at the subsidiary, was recorded in the consolidated statements of operations. In addition, we recorded a $0.3 million charge to our provision for income taxes to write off deferred tax assets of the subsidiary which were deemed unrealizable.

Results of Operations

             The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:


                                                                  Percentage of Net Sales
                                       -----------------------------------------------------------------------------
                                       For the Thirteen Weeks Ended               For the Twenty six Weeks Ended
                                       -------------------------------------- --------------------------------------
                                                June 30,             July 1,             June 30,            July 1,
                                                 2007                 2006                2007                2006
-------------------------------------- ------------------- ------------------ -------------------  -----------------
Net Sales                                           100.0%             100.0%              100.0%             100.0%

Cost of goods sold                                    66.1               64.0                65.7               64.1

-------------------------------------- ------------------- ------------------ -------------------  -----------------
Gross profit                                          33.9               36.0                34.3               35.9
Selling, general and administrative                   22.4               26.1                23.8               26.6
expenses
Goodwill impairment                                      -                3.9                   -                2.0

-------------------------------------- ------------------- ------------------ -------------------  -----------------
Income from operations                                11.5                6.0                10.5                7.3
Interest expense, net                                  0.6                0.8                 0.6                0.8
-------------------------------------- ------------------- ------------------ -------------------  -----------------
Income before taxes                                   10.9                5.2                 9.9                6.5

Provision for taxes                                    4.2                4.0                 3.8                3.5
-------------------------------------- ------------------- ------------------ -------------------  -----------------
Net Income                                            6.7%               1.2%                6.1%               3.0%

====================================== =================== ================== ===================  =================

Thirteen Weeks Ended June 30, 2007 Compared to Thirteen Weeks Ended July 1, 2006

         Sales increased 16% to $85.8 million for the second quarter ended June 30, 2007 from $74.2 million in the same period last year. Revenues increased as a result of higher new product sales and two large product line updates that shipped during the quarter. Approximately 1% of the 2007 net sales increase was due to the favorable effect of foreign currency exchange.

         Cost of goods sold, as a percentage of sales, increased to 66.1% for the thirteen weeks ended June 30, 2007 from 64.0% in the same period last year. The increase is the result of higher customer allowances and initiatives designed to maintain and increase market share for us and our customers. We partially offset the impact of these initiatives through material cost savings from suppliers and lower required provisions for excess and obsolete inventory.

         Selling, general and administrative expenses for the thirteen weeks ended June 30, 2007 decreased 1% to $19.2 million from $19.3 million in the same period last year despite the 16% sales increase. We were able to offset inflationary cost increases and variable spending increases related to sales growth with cost reductions and a $0.3 million reduction in vacation expense due to the vacation policy change mentioned above. Also, results for the three months ended July 1, 2006 include a $0.6 million charge for the write-off of accounts receivable after the loss of two large customers of our Swedish subsidiary.

         As noted above, we recorded a $2.9 million charge in the second quarter of 2006 to write off the goodwill of its Swedish subsidiary.

         Interest expense, net, decreased to $0.5 million in the thirteen weeks ended June 30, 2007 from $0.6 million in the same period last year due to lower overall borrowing levels.

         Our effective tax rate decreased to 38.2% in the thirteen weeks ended June 30, 2007 from 76.1% in the same period last year. The decrease is the result of the $2.9 million goodwill impairment charge in 2006 which was not tax deductible and therefore had no income tax benefit associated with it. In addition, the Company's provision for income taxes for the thirteen weeks ended July 1, 2006, included a $0.3 million charge to write off deferred tax assets.

Twenty-six Weeks Ended June 30, 2007 Compared to Twenty-six Weeks Ended July 1, 2006

         Sales increased 12% to $160.1 million for the second quarter ended June 30, 2007 from $143.1 million in the same period last year. Revenues increased primarily as a result of higher new product sales. Growth in our non-automotive products and further penetration of existing automotive product lines also contributed to the sales increase. Approximately 1% of our 2007 net sales increase was due to the favorable effect of foreign currency exchange.

         Cost of goods sold, as a percentage of sales, increased to 65.7% for the twenty-six weeks ended June 30, 2007 from 64.1% in the same period last year. The increase is the result of higher customer allowances and initiatives designed to maintain and increase market share for us and our customers. We partially offset the impact of these initiatives through material cost savings from suppliers.

         Selling, general and administrative expenses for the twenty-six weeks ended June 30, 2007, were even with the prior year at $38.0 million despite the 12% sales increase. We were able to offset inflationary cost increases and variable spending increases related to sales growth with cost reductions and a $0.6 million reduction in vacation expense due to the vacation policy change mentioned above. Also, results for the six months ended July 1, 2006 include a $0.8 million charge for the write-off of accounts receivable after the loss of two large customers of our Swedish subsidiary.

         As noted above, we recorded a $2.9 million charge in the second quarter of 2006 to write off the goodwill of its Swedish subsidiary.

         Interest expense, net, decreased to $1.0 million in the twenty-six weeks ended June 30, 2007 from $1.2 million in the same period last year due to lower overall borrowing levels.

         Our effective tax rate decreased to 37.8% in the twenty-six weeks ended June 30, 2007 from 53.2% in the same period last year. The decrease is the result of the $2.9 million goodwill impairment charge in 2006 which was not tax deductible and therefore had no income tax benefit associated with it. In addition, the Company's provision for income taxes for the twenty- six weeks ended July 1, 2006, included a $0.3 million charge to write off deferred tax assets. We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" effective December 31, 2006. As a result of the implementation, we recognized no material adjustment in the liability for unrecognized income tax benefits.

Liquidity and Capital Resources

         Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. At June 30, 2007, working capital was $127.6 million, total long-term debt (including the current portion and revolving credit borrowings) was $24.3 million and shareholders' equity was $163.7 million. Cash and cash equivalents as June 30, 2007 totaled $5.9 million.

         Over the past several years we have extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of June 30, 2007 and December 30, 2006, we had sold $21.4 million and $18.5 million in accounts receivable under these programs and had removed them from our balance sheets. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

         We have a $30.0 million revolving credit facility that expires in June 2008. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at June 30, 2007 was LIBOR plus 85 basis points (6.17%). Borrowings under the facility were $6.6 million as of June 30, 2007. We have approximately $21.6 million available under the facility at June 30, 2007. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. We were in compliance with all financial covenants contained in the Notes and Revolving Credit Facility at June 30, 2007.

         At June 30, 2007, long-term debt includes $17.2 million in Senior Notes that were originally issued in August 1998, in a private placement on an unsecured basis ("Notes"). The Notes bear a 6.81% fixed interest rate, payable quarterly. Annual principal payments of $8.6 million are due in August 2007 and August 2008. The Notes require, among other things, that we maintain certain financial covenants relating to debt to capital ratios and minimum net worth.

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

         We reported a net source of cash flow from our operating activities of $9.0 million in the twenty-six weeks ended June 30, 2007. Net income, depreciation and a $2.9 million increase in accounts payable were the primary sources of operating cash flow. Accounts payable increased due to an increase in purchase obligations outstanding to support increased inventory levels due to sales growth. The primary uses of cash flow were inventory and accounts receivable, which increased $1.0 million and $6.0 million, respectively to support the 12% sales growth in 2007.

         Investing activities used $2.7 million of cash in the twenty-six weeks ended June 30, 2007 as a result of additions to property, plant and equipment. Capital spending in 2007 consisted of tooling associated with new products, upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements.

         Financing activities used $5.5 million in the twenty-six weeks ended June 30, 2007. The primary use of cash flow was $4.9 million in revolving credit facility repayments.

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

         The largest portion of our overseas purchases come from China. The value of the Chinese Yuan has increased relative to the U.S. Dollar since July 2005 when it was allowed to fluctuate against a basket of currencies. Most experts believe that the value of the Yuan will increase further relative to the U.S. Dollar over the next few years. Such a move would most likely result in an increase in the cost of products that are purchased from China. Impact of Inflation

         We have experienced increases in the cost of materials and transportation costs as a result of raw materials shortages and commodity price increases. These increases did not have a material impact on us. We believe that further cost increases could potentially be mitigated by passing along price increases to customers or through the use of alternative suppliers or resourcing purchases to other countries, however there can be no assurance that we will be successful in such efforts.

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

         Goodwill. We follow the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". We employ a discounted cash flow analysis and a market comparable approach in conducting our impairment tests. Cash flows were discounted at 12% and an earnings multiple of 5.6 to 5.85 times EBITDA was used when conducting these tests in 2006. As a result of the 2006 impairment test, we wrote-off all of the goodwill of our Swedish subsidiary (Scan-Tech) in our fiscal second quarter of 2006.

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

          In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. We are currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on our results of operations and financial position.

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

         Our management, with the participation of the CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting ("Internal Controls Evaluation").

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

Conclusions

           Based upon the Disclosure Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information that we are required to disclose in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) information that we are required to disclose in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.  Unregistered Sales of Equity Securities and
         Use of Proceeds                        Not Applicable


Item 3.  Defaults Upon Senior Securities        Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on May 23, 2007 to elect six directors.

         At the Annual Meeting the following six persons were elected to serve as Directors of the Company, each to serve for a term of one year to expire at the next annual meeting of shareholders and until his successor has been selected and qualified:

                                 Number of Votes


                                For                          Withhold Authority
Richard N. Berman            16,835,129                             13,665
Steven L. Berman             16,096,440                            752,304
George L. Bernstein          16,807,829                             40,965
John F. Creamer, Jr.         16,832,231                             16,563
Paul R. Lederer              16,831,231                             17,563
Edgar W. Levin               16,806,831                             41,963


 Item 5.  Other Information

         On May 23, 2007, the Board of Directors of the Company approved an amendment to the Company's Articles of Incorporation to allow for the issuance of uncertified shares. By permitting the issuance of uncertificated shares, the Company becomes eligible to participate in the Direct Registration System currently administered by the Depositary Trust Company.

         Through the use of uncertificated shares on the Direct Registration System, investors may electronically transfer securities to broker-dealers in order to effect transactions without the risks and delays associated with transferring physical certificates. Shares represented by issued and outstanding certificates will continue to be represented thereby until the certificate is surrendered to the Company.

Item 6. Exhibits

Item 601
Exhibit
Number             Title

3.1 (1) Amended and Restated Articles of Incorporation of the Company dated May 23, 2007.

3.2 (2)           Bylaws of the Company.

10.1 (2) Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.

10.1.1 (4)        Amendment to Lease, dated September 10, 1993, between the
                  Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

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

10.1.4 (9)        Third Amended and Restated Credit Agreement dated as of July
                  24, 2006, between the Company and Wachovia Bank, N.A.

10.1.5 (10)       Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority.

10.3 (6)+         Dorman Products, Inc. Amended and Restated Incentive Stock
                  Plan

10.4 (3)+         Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.4.1 (7)+       Amendment No. 1 to the Dorman Products, Inc. 401(k) Retirement
                  Plan and Trust.

10.5 (3)+       Dorman Products, Inc. Employee Stock Purchase Plan.

31.1            Certification of Chief Executive Officer as required by
                Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2 Certification of Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32. Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

+ Management Contracts and Compensatory Plans, Contracts or Arrangements.

(1) Incorporated by reference to the Company's Current Report on Form 8-K filed on May 24, 2007.

(2) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration 33-37264).

(3) Incorporated by reference to the Exhibits files with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

(4) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740)

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

(8) Incorporate by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarte ended June 29, 2002.

(9) Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K dated May 24, 2005.

(10) Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K dated September 28, 2006

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized



                                        Dorman Products, Inc.





Date: August 3, 2007                    /s/ Richard Berman
                                       ______________________________
                                       Richard Berman
                                       President and Chief Executive Officer
                                       (Principal executive officer)






Date: August 3, 2007                    /s/ Mathias Barton
                                       ______________________________
                                       Mathias Barton
                                       Chief Financial Officer
                                       (Principal accounting officer)

                                    EXHIBIT INDEX

3.1 Amended and Restated Articles of Incorporation of the Company dated May 23, 2007.

3.2     Bylaws of the Company

10.1 Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premiseslocated at 3400 East Walnut Street, Colmar, Pennsylvania.

10.1.1 Amendment to Lease, dated September 10,1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.2 Assignment of Lease, dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP I, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania, assigning 10.1.

10.1.3 Amendment to Lease, dated April 1, 2002,between the Company and the BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.4 Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, N.A.

10.1.5 Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority.

10.3    Dorman Products, Inc. Amended and Restated Incentive Stock Plan.

10.4    Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.4.1 Amendment No. 1 to the Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.5    Dorman Products, Inc. Employee Stock Purchase Plan.

31.1 Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2 Certification of Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32. Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbane Oxley Act of 2002.