Form 10-Q
period 2007-09-29
Dorman Products, Inc.
filed 2007-11-02
CIK 868780

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007
                               ------------------
                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________to _______________________

Commission File Number:0-18914
                       -------

                            DORMAN PRODUCTS, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Pennsylvania                               23-2078856
            ------------                               ----------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

3400 East Walnut Street, Colmar, Pennsylvania              18915
 ---------------------------------------------             -----
(Address of principal executive offices)                (Zip Code)

                                 (215)997-1800
                               -----------------
              (Registrant's telephone number,including area code)

                                Not Applicable
                              ------------------
               (Former name,former address and former fiscal year,
                          if changed since last report)

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


As of November 1, 2007 the Registrant had 17,689,386 shares of common stock, $.01 par value, outstanding.

                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               September 29, 2007


                                                                           Page
Part I -- FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements (unaudited)

                  Statements of Operations:
                     Thirteen Weeks Ended September 29, 2007 and
                     September 30, 2006   . . . . . . . . . . . . . . . . . . 3
                     Thirty-nine Weeks Ended September 29, 2007 and
                     September 30, 2006. . . . . . . . . . . . . . . . . . .  4
..                    Balance Sheets. . . . . . . . . . . . . . . . . . . . .  5

                  Statements of Cash Flows . . . . . . . . . . . . . . . . .  6

                  Notes to Consolidated Financial Statements . . . . . . . . .7

         Item 2.  Management's Discussion and
                     Analysis of Financial Condition
                     and Results of Operations . . . . . . . . . . . . . . . 11

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk .17

         Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . 17

Part II -- OTHER INFORMATION

         Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . .  18

         Item 1A. Risk Factors . . . . . . . . . . . . . . . . . . . . . . . 18

         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds . . . . . . . . . . . . . . . . . . .  18

         Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . .  18

         Item 4.  Submission of Matters to a Vote of Security Holders . . .  18

         Item 5.  Other Information . . . . . . . . . . . . . . . . . . . .  18

         Item 6.  Exhibits. . . . . . . . . . . . . . . . . . . . . . . . .  18

         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

         Exhibit Index. . . . . . . . . . . . . . . . . . . . . . . . . . .  21


                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                For the Thirteen Weeks Ended
                                                                            ------------------------------------
                                                                              September 29,     September 30,
(in thousands, except for share data)                                             2007              2006
----------------------------------------------------------------------------------------------------------------

Net Sales                                                                    $    83,174          $ 74,891
Cost of goods sold                                                                53,670            48,714
----------------------------------------------------------------------------------------------------------------
         Gross profit                                                             29,504            26,177
Selling, general and administrative expenses                                      19,853            18,370
----------------------------------------------------------------------------------------------------------------
         Income from operations                                                    9,651             7,807
Interest expense, net                                                                512               576
----------------------------------------------------------------------------------------------------------------
         Income before taxes                                                       9,139             7,231
Provision for taxes                                                                3,460             2,682
----------------------------------------------------------------------------------------------------------------
         Net Income                                                          $     5,679         $   4,549
================================================================================================================
Earnings Per Share:
        Basic                                                                      $0.32             $0.26
        Diluted                                                                    $0.31             $0.25
================================================================================================================
Average Shares Outstanding:
        Basic                                                                     17,695            17,708
        Diluted                                                                   18,145            18,147



          See accompanying notes to consolidated financial statements.




                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                              For the Thirty-nine Weeks Ended
                                                                            ------------------------------------
                                                                              September 29,     September 30,
(in thousands, except for share data)                                             2007              2006
----------------------------------------------------------------------------------------------------------------

Net Sales                                                                   $    243,263          $ 217,943
Cost of goods sold                                                               158,913            140,390
----------------------------------------------------------------------------------------------------------------
         Gross profit                                                             84,350             77,553
Selling, general and administrative expenses                                      57,863             56,362
Goodwill impairment                                                                    -              2,897
----------------------------------------------------------------------------------------------------------------
         Income from operations                                                   26,487             18,294
Interest expense, net                                                              1,551              1,797
----------------------------------------------------------------------------------------------------------------
         Income before taxes                                                      24,936             16,497
Provision for taxes                                                                9,427              7,612
----------------------------------------------------------------------------------------------------------------
         Net Income                                                         $     15,509         $    8,885
================================================================================================================
Earnings Per Share:
        Basic                                                                      $0.88              $0.50
        Diluted                                                                    $0.86              $0.49
================================================================================================================
Average Shares Outstanding:
        Basic                                                                     17,691             17,728
        Diluted                                                                   18,130             18,148



         See accompanying notes to consolidated financial statements.



                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


(in thousands, except for share data)                                September 29,           December 30,
                                                                          2007                   2006
----------------------------------------------------------------  --------------------  ----------------------
Assets                                                                (unaudited)
Current Assets:

   Cash and cash equivalents                                          $   6,148              $    5,080
   Accounts receivable, less allowance for doubtful
     accounts and customer credits of $28,677and $27,601                 85,133                  77,187
  Inventories                                                            77,905                  67,768
  Deferred income taxes                                                  10,626                  10,330
  Prepaids and other current assets                                       1,675                   1,443
----------------------------------------------------------------  --------------------  ----------------------
     Total current assets                                               181,487                 161,808
----------------------------------------------------------------  --------------------  ----------------------
Property, Plant and Equipment, net                                       26,353                  27,963
Goodwill                                                                 27,901                  26,958
Other Assets                                                              1,015                   1,029
----------------------------------------------------------------  --------------------  ----------------------
      Total                                                            $236,756                $217,758
================================================================  ====================  ======================

Liabilities and Shareholders' Equity
Current Liabilities:
  Current portion of long-term debt                                  $   25,253              $    8,651
  Accounts payable                                                       19,509                  12,822
  Accrued compensation                                                    7,106                   6,949
  Other accrued liabilities                                               4,315                   6,582
----------------------------------------------------------------  --------------------  ----------------------
    Total current liabilities                                            56,183                  35,004
Other Long-Term Liabilities                                               1,954                       -
Long-Term Debt                                                              463                  20,596
Deferred Income Taxes                                                     7,830                   8,315
Commitments and Contingencies
Shareholders' Equity:
   Common stock, par value $.01; authorized
     25,000,000 shares; issued 17,699,164 and 17,705,499                    177                     177
   Additional paid-in capital                                            32,678                  32,956
   Cumulative translation adjustments                                     4,206                   2,954
   Retained earnings                                                    133,265                 117,756
   Total shareholders' equity                                           170,326                 153,843
----------------------------------------------------------------  --------------------  ----------------------
      Total                                                            $236,756                $217,758
================================================================  ====================  ======================

         See accompanying notes to consolidated financial statements.

                     DORMAN PRODUCTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                      For the Thirty-nine Weeks Ended
                                                                                -------------------------------------------
                                                                                   September 29,         September 30,
(in thousands)                                                                          2007                  2006
------------------------------------------------------------------------------  ------------------- -----------------------
Cash Flows from Operating Activities:
Net income                                                                           $15,509             $     8,885
Adjustments to reconcile net income to cash provided by
   operating activities:
   Depreciation and amortization                                                       5,752                   5,012
   Goodwill impairment                                                                     -                   2,897
   Provision for doubtful accounts                                                       205                     987
   (Benefit) Provision for deferred income tax                                           (80)                     48
   Provision for non-cash stock compensation                                             365                     365
Changes in assets and liabilities:
    Accounts receivable                                                               (7,907)                 (2,669)
    Inventories                                                                       (7,104)                  1,406
    Prepaids and other current assets                                                   (189)                     82
    Other assets                                                                         412                    (575)
    Accounts payable                                                                   6,580                  (2,815)
    Accrued compensation and other liabilities                                          (848)                   (740)
------------------------------------------------------------------------------  ------------------- -----------------------
       Cash provided by operating activities                                          12,695                  12,883
------------------------------------------------------------------------------  ------------------- -----------------------
Cash Flows from Investing Activities:
   Property, plant and equipment additions                                            (4,061)                 (5,432)
   Business acquisition                                                               (3,392)                      -
------------------------------------------------------------------------------  ------------------- -----------------------
      Cash used in investing activities                                               (7,453)                 (5,432)
------------------------------------------------------------------------------  ------------------- -----------------------
Cash Flows from Financing Activities:
    Repayment of long-term debt obligations                                           (8,631)                 (8,571)
    Proceeds from promissory note                                                          -                     625
    Net proceeds from revolving credit facility                                        5,100                   3,150
   Proceeds from exercise of stock options                                               121                     104
    Other stock related activity                                                         123                       -
   Purchase and cancellation of common stock                                            (887)                   (712)
------------------------------------------------------------------------------  ------------------- -----------------------
       Cash used in financing activities                                              (4,174)                 (5,404)
------------------------------------------------------------------------------  ------------------- -----------------------
Net Increase in Cash and Cash Equivalents                                              1,068                   2,047
Cash and Cash Equivalents, Beginning of Period                                         5,080                   2,944
------------------------------------------------------------------------------  ------------------- -----------------------
Cash and Cash Equivalents, End of Period                                         $     6,148           $       4,991
==============================================================================  =================== =======================
Supplemental Cash Flow Information
    Cash paid for interest expense                                               $     1,591           $       1,758
    Cash paid for income taxes                                                   $    10,053           $       7,333

           See accompanying notes to consolidated financial statements.

                       DORMAN PRODUCTS, INC. AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2007 AND
SEPTEMBER 30, 2006 (UNAUDITED)

1.  Basis of Presentation

           As used herein, unless the context otherwise requires, "Dorman", the "Company", "we", "us", or "our" refers to Dorman Products, Inc. and its subsidiaries.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2007. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 30, 2006.

  2.  Sales of Accounts Receivable

       We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. We do not retain any servicing requirements for these accounts receivable. Transactions under these agreements are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement 125." At September 29, 2007 and December 30, 2006, $27.1 million and $18.5 million, respectively, of accounts receivable were sold and removed from the consolidated balance sheets. Selling, general and administrative expenses for the thirty-nine weeks ended September 29, 2007 and September 30, 2006 include $1.1million and $1.4 million, respectively, in financing costs associated with these accounts receivable sales programs.

3.      Inventories

      Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products. Inventories were as follows:


                           September 29,       December 30,
(in thousands)                  2007               2006
-----------------------  ------------------ -------------------
Bulk product                  $29,214             $27,555
Finished product               45,793              37,407
Packaging materials             2,898               2,806
-----------------------  ------------------ -------------------
Total                         $77,905             $67,768

=======================  ================== ===================

Included in finished product is $0.5 million and $1.0 million in inventory held on consignment as of September 29, 2007 and December 30, 2006, respectively.

4.    Goodwill

      Goodwill activity during the thirty-nine week period ended September 29, 2007 is as follows (in thousands):

Balance, December 30, 2006          $26,958
Acquisition                             802
Currency translation                    141
----------------------------------- ------------
Balance, September 29,2007          $27,901
----------------------------------- ------------

      In September 2007, we acquired certain assets including inventory and various intangible assets of the Consumer Products Division of Rockford Productions Corporation (Consumer Division) for $3.4 million. The consolidated results for the thirteen and thirty-nine week periods ended September 29, 2007 include the results of the Consumer Division effective September 10, 2007. We have not presented pro forma results of operations for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, assuming the acquisition had occurred at the beginning of the respective periods as these results would not have been materially different than actual results for the periods. The goodwill recorded as a result of the acquisition will be revised upon the final determination of the purchase price allocation.

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

5.    Change in Vacation Policy

       Effective December 31, 2006, we changed our vacation policy so that vacation is earned ratably throughout the year rather than at the end of the preceding year. This change will result in a reduction in our vacation accrual of approximately $1.8 million in 2007. As a result, vacation expense in cost of goods sold and selling, general and administrative expenses will be reduced during each of the fiscal quarters in 2007. Results for the three months and nine months ended September 29, 2007 include vacation expense reductions of $0.1 million and $0.3 million in cost of goods sold and $0.4 million and $1.0 million in selling, general and administrative expenses, respectively.

6.       Stock-Based Compensation

         Effective May 18, 2000 we amended and restated our Incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, our Board of Directors may grant incentive stock options or non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors, but in no event more than 10 years from the date of grant. At September 29, 2007, options to acquire 342,001 shares were available for grant under the Plan.

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

         Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for our stock-based compensation program for each of the nine months ended September 29, 2007 and September 30, 2006 was $365,000 before taxes. The compensation cost charged against income in the third quarter of 2007 and 2006 was $115,000 and $122,000 before taxes, respectively. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations. No cost was capitalized during fiscal 2007 and 2006. We included a forfeiture assumption of 3.5% in 2007 and 2.5% in 2006 in the calculation of expense.

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

                                          2006
Expected dividend yield                     0%
Expected stock price volatility            45%
Risk-free interest rate                    4.5 %
Expected life of options                   6.5 years

         The weighted-average grant-date fair value of options granted during the first nine months of 2006 was $4.85 per option.

Transactions under the Plan were as follows:
                                                                                           Weighted
                                                                                             Average        Aggregate
                                                                   Weighted           Remaining Term        Intrinsic
                                                      Shares      Average Price           (In years)        Value
------------------------------------------------ ---------------- ------------------- --------------------- ---------------------
Balance at December 30, 2006                         981,950       $   4.96
Granted                                                     -             -
Exercised                                            (83,800)          1.42
Canceled                                             (24,000)         10.60
Balance at September 29, 2007                        874,150       $   5.14                5.2               $7,829,000
------------------------------------------------ ---------------- ------------------- --------------------- ---------------------
Options exercisable at September 29, 2007            628,784           $   3.44            4.4               $6,702,000
---------------------------------------------------------------------------------------------------------------------------------

         The total intrinsic value of stock options exercised during 2007 was $919,000.

         As of September 29, 2007, there was approximately $0.7 million of unrecognized compensation cost related to non- vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

         Cash received from option exercises during 2007 was $121,000. The total tax benefit generated from options granted prior to January 1, 2006, which were exercised during 2007, was $282,000 and was credited to additional paid in capital.

7.       Earnings Per Share

         The following table sets forth the computation of basic earnings per share and diluted earnings per share:

                                                       Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                                       -----------------------------------------------------------------------
                                                           Sept. 29,         Sept. 30,        Sept. 29,          Sept. 30,
        (in thousands, except per share data)                2007              2006             2007               2006
-----------------------------------------------------  -----------------  --------------- -----------------  -----------------
Numerator:
     Net income .....................................      $.5,679          $   4,549         $ 15,509            $ 8,885
Denominator:
     Weighted average shares outstanding
     used in basic earnings per share calculation           17,695             17,708           17,691             17,728

     Effect of dilutive stock options...................       450                439             439                 420
                                                       -----------------  --------------- -----------------  -----------------


                                                       Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                                       ---------------------------------------------------------------------------
                                                           Sept. 29,         Sept. 30,        Sept. 29,          Sept. 30,
        (in thousands, except per share data)                2007              2006             2007               2006
----------------------------------------------------------------------------------------------------------------------------------
     Adjusted weighted average shares outstanding
          diluted earnings per share..................       18,145             18,147          18,130            18,148
                                                       =================  =============== =================  =================
Basic earnings per share..............................      $  0.32          $    0.26         $  0.88           $  0.50
                                                       =================  =============== ====================================
Diluted earnings per share...........................       $  0.31          $    0.25         $  0.86           $  0.49
                                                       =================  =============== =================  =================

         Options to purchase 158,500 and 193,500 shares were outstanding at September 29, 2007 and September 30, 2006, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

8.      Related-Party Transactions

         We have entered into a noncancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer, and Steven L. Berman, our Executive Vice President, are partners. Based upon the terms of the lease, payments in 2007 will be $1.3 million. Total rental payments to the partnership under the lease arrangement were $1.3 million in 2006.

9.       Income Taxes

         We adopted the provisions of Financial Accounting Standards Board Interpretation No.48, "Accounting for Un- certainty in Income Taxes an interpretation of FASB Statement No. 109"("FIN 48" ) effective December 31, 2006. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of December 31, 2006, we had $1.2 million of net unrecognized tax benefits, which would affect our effective tax rate if recognized. At September 29, 2007, we have $1.2 million of net unrecognized tax benefits.

         We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 29, 2007, we have approximately $194,000 of accrued interest related to uncertain tax positions.

         The last year examined by the IRS was 2004, and all years up through and including that year are closed by examination. The tax years 2003-2006 remain open to examination by the remaining major taxing jurisdictions in the United States to which we are subject. The tax years 2002-2006 remain open to examination in Sweden for our Swedish subsidiary.


10.      Comprehensive Income

         Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income," comprehensive income includes all changes to shareholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income and changes in foreign currency translation adjustments. Total comprehensive income was $6.6 million and $16.8 million for the thirteen and thirty-nine weeks ended September 29, 2007, respectively, and $4.4 million and $9.9 million for the thirteen and thirty-nine weeks ended September 30, 2006.


11.     New Accounting Pronouncements

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

Overview

         We are a leading supplier of Original Equipment (OE) Dealer "Exclusive" automotive replacement parts, automotive hardware, brake products, and household hardware to the automotive aftermarket and mass merchandise markets. Dorman automotive parts and hardware are marketed under the OE Solutions(TM), HELP!(R), Auto Grade(TM), First Stop(TM), Conduct-Tite(R), Pik-A-Nut(R), and Scan-Tech(TM) brand names. We design, package and market over 77,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Our products are sold under one of the seven Dorman brand names listed above. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets including parts manufacturers for resale under their own private labels and salvage yards. Through our Scan-Tech and Hermoff subsidiaries, we are increasing our international distribution of automotive replacement parts, with sales into Canada, Europe, the Middle East and the Far East.
         The automotive aftermarket in which we compete has been growing in size; however, the market continues to consolidate. As a result, our customers regularly seek more favorable pricing, product returns and extended payment terms when negotiating with us. While we do our best to avoid such concessions, in some cases pricing concessions have been made, customer payment terms have been extended and returns of product have exceeded historical levels. The product returns and more favorable pricing primarily affect our profit levels while terms extensions generally reduce operating cash flow and require additional capital to finance the business. We expect both of these trends to continue for the foreseeable future. Gross profit margins have declined over the past two years as a result of this pricing pressure. Another contributing factor in our gross profit margin decline is a shift in mix to higher-priced, but lower gross margin products. Both of these trends are expected to continue for the foreseeable future. We have increased our focus on efficiency improvements and product cost reduction initiatives to offset the impact of price pressures.

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

Acquisition of Certain Assets of the Consumer Products Division of Rockford Products Corporation

              In September 2007, we acquired certain assets of the Consumer Products Division of Rockford Products Corporation (Consumer Division) for $3.4 million. The consolidated results for the thirteen and thirty-nine week periods ended September 29, 2007 include the results of the Consumer Division effective September 10, 2007. We have not presented pro forma results of operations for the thirty-nine weeks ended September 29, 2007 and September 30, 2006, assuming the acquisition had occurred at the beginning of the respective periods as these results would not have been materially different than actual results for the periods.

Change in Vacation Policy

         Effective December 31, 2006, we changed our vacation policy so that vacation is earned ratably throughout the year rather than at the end of the preceding year. This change will result in a reduction in our vacation accrual of approximately $1.8 million in 2007. As a result, vacation expense in cost of goods sold and selling, general and administrative expenses will be reduced during each of the fiscal quarters in 2007. Results for the three months and nine months ended September 29, 2007 include vacation expense reductions of $0.1 million and $0.3 million in cost of goods sold and $0.4 million and $1.0 million in selling, general and administrative expenses, respectively.

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

Results of Operations

             The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

                                                                  Percentage of Net Sales
                                     ---------------------------------------------------------------------------------
                                     For the Thirteen Weeks Ended                 For the Thirty nine Weeks Ended
                                     Thirty-nine
                                     Weeks Ended
                                     ---------------------------------------- ----------------------------------------
                                        September 29,       September 30,        September 29,        September 30,
                                             2007                2006                2007                 2006
------------------------------------ ------------------- -------------------- -------------------  -------------------
Net Sales                                  100.0%               100.0%              100.0%               100.0%
Cost of goods sold                          64.5                 65.0                65.3                 64.4
------------------------------------ ------------------- -------------------- -------------------  -------------------
Gross profit                                35.5                 35.0                34.7                 35.6
Selling, general and
administrative expenses                     23.9                 24.6                23.8                 25.9
Goodwill impairment                            -                    -                   -                  1.3

------------------------------------ ------------------- -------------------- -------------------  -------------------
Income from operations                      11.6                 10.4                10.9                  8.4
Interest expense, net                        0.6                  0.7                 0.6                  0.8
------------------------------------ ------------------- -------------------- -------------------  -------------------
Income before taxes                         11.0                  9.7                10.3                  7.6

Provision for taxes                          4.2                  3.6                 3.9                  3.5
------------------------------------ ------------------- -------------------- -------------------  -------------------
Net Income                                   6.8%                 6.1%                6.4%                 4.1%
==================================== =================== ==================== ===================  ===================

Thirteen Weeks Ended September 29, 2007 Compared to Thirteen Weeks Ended September 30, 2006

         Sales increased 11% to $83.2 million for the third quarter ended September 29, 2007 from $74.9 million in the same period last year. Revenues increased primarily as a result of higher new product sales and further penetration of existing automotive lines. The favorable effect of foreign currency exchange and the acquisition of the Consumer Division accounted for approximately 1% of the 2007 net sales increase.

         Cost of goods sold, as a percentage of sales, decreased to 64.5% for the thirteen weeks ended September 29, 2007 from 65.0% in the same period last year. The decrease is primarily the result of a more favorable product mix and lower required provisions for excess and obsolete inventory.

         Selling, general and administrative expenses for the thirteen weeks ended September 29, 2007 increased 8% to $19.9 million from $18.4 million in the same period last year. The increase is the result of higher variable costs related to our 11% sales growth as well as higher incentive compensation expense due to our higher earnings level. Results for the thirteen weeks ended September 29, 2007 also include a $0.4 million reduction in vacation expense due to the vacation policy change mentioned above.

         Interest expense, net, decreased to $0.5 million in the thirteen weeks ended September 29, 2007 from $0.6 million in the same period last year due to lower overall borrowing levels.
         Our effective tax rate increased to 37.9% in the thirteen weeks ended September 29, 2007 from 37.1% in the same period last year. The increase is the result of the loss of certain state tax benefits as well as higher incremental state tax rates due to higher earnings level in 2007.

Thirty-nine Weeks Ended September 29, 2007 Compared to Thirty-nine Weeks Ended September 30, 2006

         Sales increased 12% to $243.3 million for the third quarter ended September 29, 2007 from $217.9 million in the same period last year. Revenues increased primarily as a result of higher new product sales. The favorable effect of foreign currency exchange and the acquisition of the Consumer Division accounted for approximately 1% of the 2007 net sales increase.
         Cost of goods sold, as a percentage of sales, increased to 65.3% for the thirty-nine weeks ended September 29, 2007 from 64.4% in the same period last year. The increase is the result of higher customer allowances and initiatives designed to maintain and increase market share for us and our customers. We partially offset the impact of these initiatives through material cost savings from suppliers and lower required provisions for excess and obsolete inventory.

                               Page 13 0f 21

         Selling, general and administrative expenses for the thirty-nine weeks ended September 29, 2007, increased 3% to $57.9 million from $56.4 million in the same period last year. Spending increased due to inflationary cost increases, variable spending increases related to sales growth and higher incentive compensation expense. However, we were able to offset a portion of these increases with cost reductions and a $1.0 million reduction in vacation expense due to the vacation policy change mentioned above. Also, results for the nine months ended September 30, 2006 include a $0.8 million charge for the write-off of accounts receivable after the loss of two large customers of our Swedish subsidiary.

         As noted above, we recorded a $2.9 million charge in the second quarter of 2006 to write off the goodwill of our Swedish subsidiary.

         Interest expense, net, decreased to $1.6 million in the thirty-nine weeks ended September 29, 2007 from $1.8 million in the same period last year due to lower overall borrowing levels.

         Our effective tax rate decreased to 37.8% in the thirty-nine weeks ended September 29, 2007 from 46.1% in the same period last year. The decrease is primarily the result of the $2.9 million goodwill impairment charge in 2006 which was not tax deductible and therefore had no income tax benefit associated with it. In addition, the Company's provision for income taxes for the thirty-nine weeks ended July 1, 2006, included a $0.3 million charge to write off certain deferred tax assets. We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" effective December 31, 2006. As a result of the implementation, we recognized no material adjustment in the liability for unrecognized income tax benefits.

Liquidity and Capital Resources

         Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. At September 29, 2007, working capital was $125.3 million, total long-term debt (including the current portion and revolving credit borrowings) was $25.7 million and shareholders' equity was $170.3 million. Cash and cash equivalents as of September 29, 2007 totaled $6.1 million.

         Over the past several years we have extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of September 29, 2007 and December 30, 2006, we had sold $27.1 million and $18.5 million in accounts receivable under these programs and had removed them from our balance sheets. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

         We have a $30.0 million revolving credit facility ("Revolving Credit Facility") that expires in June 2008. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at September 29, 2007 was LIBOR plus 65 basis points (5.78%). Borrowings under the facility were $16.6 million as of September 29, 2007. We have approximately $11.6 million available under the facility at September 29, 2007. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

         At September 29, 2007, current portion of long-term debt includes $8.6 million in Senior Notes that were originally issued in August 1998, in a private placement on an unsecured basis ("Notes"). The Notes bear a 6.81% fixed interest rate, payable quarterly. The notes are due in August 2008. The Notes require, among other things, that we maintain certain financial covenants relating to debt to capital ratios and minimum net worth. We were in compliance with all financial covenants contained in the Notes and Revolving Credit Facility at September 29, 2007.

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

         We reported a net source of cash flow from our operating activities of $12.7 million in the thirty-nine weeks ended September 29, 2007. Net income, depreciation and a $6.6 million increase in accounts payable were the primary sources of operating cash flow. Accounts payable increased due to an increase in purchase obligations outstanding to support increased inventory levels due to sales growth. The primary uses of cash flow were inventory and accounts receivable, which increased $7.1 million and $7.9 million, respectively. Both increased to support our 12% sales growth in 2007. Accounts receivable also increased as a result of the extension of payment terms to certain customers.

         Investing activities used $7.5 million of cash in the thirty-nine weeks ended September 29, 2007 as a result of the acquisition of the Consumer Division and additions to property, plant and equipment. The Consumer Division purchase resulted in a $3.4 million use of cash. Capital spending in 2007 was $4.1 million and consisted of tooling associated with new products, upgrades to information systems, purchases of equipment designed to improve operational efficiencies and scheduled equipment replacements.

         Financing activities used $4.2 million of cash in the thirty-nine weeks ended September 29, 2007. The primary use of cash flow was a scheduled $8.6 million repayment of our Senior Notes in August 2007. This repayment was partially funded with $5.1 million in borrowings under our revolving credit facility with the rest coming from operating cash flow.

         We intend to extend our Revolving Credit Facility during the fourth quarter. Based on our current operating plan, we believe that our available sources of capital under our extended Revolving Credit Facility, accounts receivable sales programs and cash generated from operations will be sufficient to meet our ongoing cash needs for the next twelve months.

Foreign Currency Fluctuations

         In 2006, approximately 67% of our products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, weakness in the dollar has resulted in materials price increases and pressure from several foreign suppliers to increase prices further. To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase further.

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

               We occasionally use derivative financial instruments, consisting of foreign currency forward purchase sales contracts with terms of less than one year, to hedge our exposure to changes in foreign currency exchange. Our primary exposure to changes in foreign currency rates results from changes in exchange rates on certain third-party trade receivables and payables of our Swedish and Canadian subsidiaries. As of September 29, 2007, there was one forward purchase contract outstanding.

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

Related-Party Transactions

         We have a noncancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer, and Steven L. Berman, our Executive Vice President, are partners. Based upon the terms of the lease, payments in 2007 will be $1.3 million. Total rental payments to the partnership under the lease arrangement were $1.3 million in 2006.

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

         Goodwill. We follow the provisions of SFAS No. 142, 'Goodwill and Other Intangible Assets". We employ a discounted cash flow analysis and a market comparable approach in conducting our impairment tests. Cash flows were discounted at 12% and an earnings multiple of 5.6 to 5.85 times EBITDA was used when conducting these tests in 2006. As a result of the 2006 impairment test, we wrote-off all of the goodwill of our Swedish subsidiary (Scan-Tech) in our fiscal third quarter of 2006.

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

         Our management, with the participation of the CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting ("Internal Controls Evaluation").

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

         We are a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, competitive practices, patent rights, trademark rights, product liability claims and other matters arising out of the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, would likely have a material financial impact on us.

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

Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds -  Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders: Not Applicable

Item 5.  Other Information: Not Applicable

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

10.1.4 (9)        Third Amended and Restated Credit Agreement dated as of July
                  24, 2006, between the Company and Wachovia Bank, N.A.

10.1.5 (10)       Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority.

10.3 (6)+         Dorman Products, Inc. Amended and Restated Incentive Stock
                  Plan.

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

(9) Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K dated May 24, 2005

(10) Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K dated September 28, 2006.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Dorman Products, Inc.




November 2, 2007                         \s\ Richard Berman
                                         ------------------------------
                                         Richard Berman
                                         Chairman and Chief Executive Officer
                                         (Principal executive officer)






November 2, 2007                         \s\ Mathias Barton
                                         ------------------------------
                                         Chief Financial Officer and
                                         Principal Accounting Officer
                                         (Principal financial officer)

                                  EXHIBIT INDEX
                                 ----------------

3.1 Amended and Restated Articles of Incorporation of the Company dated May 23, 2007.

3.2     Bylaws of the Company

10.1 Lease, dated, December 1, 1990 between the Company and the Berman Real Estate Partnership, for premises located at 3400 Ease Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.1 Amendment to Lease, dated September 10, 1993 between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar Pennsylvania, assigning 10.1.

10.1.2 Assignment of Lease, dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP I, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania, assigning 10.1.

10.1.3 Amendment to Lease, dated April 1, 2002, between the Company and the BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

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

10.3    Dorman Products, Inc. Amended and Restated Incentive Stock Plan.

10.4    Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.5    Dorman Products, Inc. Employee Stock Purchase Plan.

31.1 Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2 Certification of Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed wiht this report).

32. Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.