Form 10-K
period 2007-12-29
Dorman Products, Inc.
filed 2008-03-06
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and “smaller reporting company in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐       No ☒

As of March 3, 2008 the registrant had 17,692,140 shares of common stock, $.01 par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 27, 2007 was $142,701,083.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 29, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K

DORMAN PRODUCTS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 29, 2007

PART I
Item 1. Business.

General

Dorman Products, Inc. (formerly R&B, Inc.) was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, "Dorman", the "Company", “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

We are a leading supplier of original equipment dealer "exclusive" automotive replacement parts, and fasteners and service line products primarily for the automotive aftermarket, a market segment which we helped to establish. We design, package and market over 92,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Approximately 37% of our parts and 59% of our net sales consist of original equipment dealer "exclusive" parts and fasteners. Original equipment dealer "exclusive" parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 90% of our products are sold under our brand names and the remainder is sold for resale under customers' private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets and salvage yards. Through our Scan-Tech and Hermoff subsidiaries, we are increasing our international distribution of automotive replacement parts, with sales into Canada, Europe, the Middle East and the Far East.

The Automotive Aftermarket

The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for sales of approximately $210.0 billion in 2007, and parts for heavy duty trucks, which accounted for sales of approximately $76.0 billion in 2007. We currently market products primarily for passenger cars and light trucks.

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

The increasing complexity of automobiles and the number of different makes and models of automobiles have resulted in a significant increase in the number of products required to service the domestic and foreign automotive fleet. Accordingly, the number of parts required to be carried by retailers and wholesale distributors has increased substantially. These market pressures to include more products in inventory and the significant consolidation among distributors of automotive replacement parts have in turn resulted in larger distributors.

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

Index

Products

We sell over 92,000 different automotive replacement parts, fasteners and service line products to meet a variety of needs including original equipment dealer "exclusive" parts. Our DORMAN® NEW SINCE 1918™ marketing campaign launched in 2005 repositioned our brands under a single corporate umbrella - DORMAN®. All of our products are now sold under one of the seven DORMAN® sub-brands as follows:

DORMAN® OE Solutions ™	- Original equipment dealer "exclusive" parts, such as intake manifolds, exhaust manifolds, oil cooler lines, window regulators, harmonic balancers and radiator fan assemblies.

DORMAN® HELP! ®
- An extensive array of replacement parts, including window handles, and switches, door hardware, interior trim parts, headlamp aiming screws and retainer rings, radiator parts, battery hold-down bolts and repair kits, valve train parts and power steering filler caps

DORMAN® AutoGrade™
- A comprehensive line of application specific and general automotive hardware that is a necessary element to a complete repair. Product categories include body hardware, general automotive fasteners, oil drain plugs, and wheel hardware.

DORMAN® Conduct-Tite!®	- Extensive selection of electrical connectors, wire, tools, testers, and accessories.

DORMAN® FirstStop™	- Value priced technician quality brake and clutch program containing more than 8,500 SKU's.

DORMAN® Pik-A-Nut®	- A specialized and highly efficient line of home hardware and home organization products specifically designed for retail merchandisers.

DORMAN® Scan-Tech®	- Based in Stockholm, Sweden, DORMAN Scan-Tech sells a complete line of Volvo and Saab replacement parts throughout the world, reducing the dependency on the OE Dealer.

The remainder of our revenues are generated by the sale of parts that we package for ourselves, or others, for sale in bulk or under the private labels of parts manufacturers and national warehouse distributors (such as Carquest and NAPA). During the years ended December 2007, 2006, and 2005, no single product or related group of products accounted for more than 10% of gross sales.

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

Each new product idea is reviewed by our product management staff, as well as by members of the production, sales, finance, marketing, and administrative staffs. In determining whether to produce an individual part or a line of related parts, we consider the number of vehicles of a particular model to which the part may be applied, the potential for modifications which will allow the product to be used over a broad range of makes and models, the average age of the vehicles in which the part would be used and the failure rate of the part in question. This review process narrows the many new product suggestions down to those most likely to enhance our existing product lines or to support new product lines.

Sales and Marketing

We market our products to three groups of purchasers who in turn supply individual consumers and professional installers:

(i) Approximately 43% of our revenues are generated from sales to automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), local independent parts wholesalers and national general merchandise chain retailers. We sell some of our products to virtually all major chains of automotive aftermarket retailers;

(ii) Approximately 34% of our revenues are generated from sales to warehouse distributors (such as Carquest and NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

(iii) The balance of our revenues (approximately 23%) are generated from international sales and sales to special markets, which include, among others, mass merchants (such as Wal-Mart), salvage yards and the parts distribution systems of parts manufacturers.

We use a number of different methods to sell our products. Our more than 30 person direct sales force solicits purchases of our products directly from customers, as well as managing the activities of 18 independent manufacturers’ representative agencies. We use independent manufacturers’ representative agencies to help service existing retail and warehouse distribution customers, providing frequent on-site contact. The sales focus is designed to increase sales by adding new product lines and expanding product selection within existing customers and secure new customers. For certain of our major customers, and our private label purchasers, we rely primarily upon the direct efforts of our sales force, who, together with the marketing department and our executive officers, coordinate the more complex pricing and ordering requirements of these accounts.

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

We currently service more than 2,400 active accounts. During 2007 and 2006, three customers (AutoZone, Advance and O’Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for 38% and 40% of net sales, respectively. During 2005 two customers (AutoZone and Advance) each accounted for more than 10% of net sales and in the aggregate accounted for 31% of net sales.

Index

Manufacturing

Substantially all of our products are manufactured to our specifications by third parties. Because numerous contract manufacturers are available to manufacture our products, we are not dependent upon the services of any one contract manufacturer or any small group of them. No one vendor supplies more than 10% of our products. In 2007, as a percentage of our total dollar volume of purchases, approximately 27% of our products were purchased from various suppliers throughout the United States and the balance of our products were purchased directly from a variety of foreign countries.

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

Index

Employees

At December 29, 2007, we had 1005 employees worldwide, of whom 993 were employed full-time and 12 were employed part-time. Of these employees, 674 were engaged in production, inventory, or quality control, 92 were involved in engineering, product development and brand management, 85 were employed in sales and order entry, and the remaining 154, including our 5 executive officers, were devoted to administration, finance, legal, and strategic planning.

No domestic employees are covered by any collective bargaining agreement. Approximately 36 employees at our Swedish subsidiary are governed by a national union. We consider our relations with our employees to be generally good.

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

Concentration of Sales to Certain Customers. A significant percentage of our sales has been, and will continue to be, concentrated among a relatively small number of customers. During 2007 and  2006, three customers (AutoZone, Advance, and O’Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for 38% and 40% of net sales, respectively. During 2005, two customers (AutoZone and Advance) each accounted for more than 10% of net sales and in the aggregate accounted for 31% of net sales. We anticipate that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business-Sales and Marketing" sections of this Form 10-K.

Concentrations of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 71% and 73% of total accounts receivable as of December 29, 2007 and December 30, 2006, respectively. Management continually monitors the credit terms and credit limits to these and other customers.

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

Foreign Currency Fluctuations. In 2007, 73% of our products were purchased from suppliers located in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, weakness in the dollar has resulted in some materials price increases and pressure from several foreign suppliers to increase prices. To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase further.

Index

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

Dependence on Senior Management. The success of our business will continue to be dependent upon Richard N. Berman, Chairman of the Board and Chief Executive Officer and Steven L. Berman, President, Chief Operating Officer, Secretary-Treasurer and Director. The loss of the services of one or both of these individuals could have a material adverse effect on our business.

Dividend Policy. We do not intend to pay cash dividends for the foreseeable future. Rather, we intend to retain our earnings, if any, for the operation and expansion of our business.

Control by Officers, Directors and Family Members. As of March 3, 2008, Richard N. Berman and Steven L. Berman, who are officers and directors of Dorman Products, Inc., their father, Jordan S. Berman, and their brothers, Marc H. Berman and Fred B. Berman beneficially own approximately 42% of the outstanding Common Stock and are able to elect the Board of Directors, determine the outcome of most corporate actions requiring share-holder approval (including certain fundamental transactions) and control over our policies.

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

Product Quality.  We have experienced, and in the future may experience, reliability, quality, or compatibility problems in products after their production and sale to customers.  Product quality problems could result in damage to reputation, loss of customers, a decrease in revenue, unexpected expenses, and a loss of market share. We have invested and will continue to invest in our engineering, design, and quality infrastructure in an effort to reduce and eventually eliminate these problems.

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

Item 2. Properties.

Facilities

We currently have 13 warehouse and office facilities located throughout the United States, Canada, Sweden, China and Korea. Two of these facilities are owned and the remainder are leased. Our headquarters and principal warehouse facilities are as follows:

Location	Description

Colmar, PA	Corporate Headquarters and Warehouse and office - 334,000 sq. ft. (leased) (1)
Warsaw, KY	Warehouse and office - 362,000 sq. ft. (owned)
Portland, TN	Warehouse and office - 269,000 sq. ft. (leased)(2)
Louisiana, MO	Warehouse and office - 90,000 sq. ft. (owned)
Baltimore, MD	Warehouse and office - 83,000 sq. ft. (leased)
Hagersville, ON	Manufacturing, warehouse, and office 37,000 sq. ft. (leased) (3)

Index

In the opinion of management, the existing facilities are in good condition.
_________________
(1)           We lease the Colmar facility from a partnership of which Richard N. Berman, Chief Executive Officer of the Company, and Steven L. Berman, President and Chief Operating Officer of the Company, their father, Jordan S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners. Under the lease we paid rent of $4.00 per square foot ($1.3 million per year) in 2007. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items.  In December, 2007, we executed a new five year lease for the Colmar facility under substantially the same terms and conditions. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

(2)           In January, 2008, we executed an amended lease under which our landlord agreed to expand the premises by adding 145,790 square feet of rental space and we agreed to rent the premises, including the expanded premises, for a period of 10 years beginning with our occupancy of the expanded premises.

(3)           In June 2005, we acquired The Automotive Edge/Hermoff (Hermoff) for approximately $1.7 million. As part of the acquisition of Hermoff, we leased the existing facility from an Ontario corporation of which Arthur Bluhm, President of Hermoff, and Robert Bluhm, Vice President of Hermoff, are shareholders. Under the lease we paid rent of $126,000 Canadian in 2007. The term of the lease was for a period of 2 years beginning June 1, 2005 and ending May 31, 2007.  In 2007 the lease term was extended for a period of one year ending May 31, 2008.   In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal year 2007.

Executive Officers of the Registrant.

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position with the Company

Mathias J. Barton	48	Senior Vice President, Chief Financial Officer

Joseph M. Beretta	53	Senior Vice President, Product

Richard N. Berman	51	Chief Executive Officer, Chairman of the Board of Directors, and Director

Steven L. Berman	48	President, Chief Operating Officer, Secretary-Treasurer, and Director

Fred V. Frigo	51	Senior Vice President, Operations

Thomas J. Knoblauch	52	Vice President, General Counsel and Assistant Secretary

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

Joseph M. Beretta joined the Company in January 2004 as Senior Vice President, Product. Prior to joining the Company, Mr. Beretta was employed by Cardone Industries, Inc., most recently as its Chief Operating Officer. Cardone is a re-manufacturer and supplier of automotive replacement parts. He is a graduate of Oral Roberts University.

Index

Richard N. Berman has been President, Chief Executive Officer and a Director of the Company since its inception in October 1978.  He is a graduate of the University of Pennsylvania.  Effective October 25, 2007, Steven Berman assumed the role of President of Dorman.

Steven L. Berman is President, Chief Operating Officer, Secretary-Treasurer and a Director of the Company.  Since the inception of the Company in October 1978 until October 25, 2007, Steven served as Executive Vice President. He attended Temple University.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded publicly in the over-the-counter market on the NASDAQ system. At March 3, 2008 there were 148 holders of record of common stock, representing more than 1,400 beneficial owners. The last price for our common stock on March 3, 2008, as reported by NASDAQ, was $10.55 per share. Since our initial public offering, we have paid no cash dividends. We do not presently contemplate paying any such dividends in the foreseeable future. The range of high and low sales prices for our common stock for each quarterly period of 2007 and 2006 are as follows:

	2007		2006
	High	Low	High	Low
First Quarter	$12.95	$9.90	$11.36	$9.15
Second Quarter	14.75	11.36	11.78	9.90
Third Quarter	14.97	13.17	12.81	9.99
Fourth Quarter	15.00	12.20	10.83	9.95

For the information regarding our compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return on our Common Stock with the cumulative total shareholder return on the Automotive Parts & Accessories Peer Group of the Hemscott Group Index and the NASDAQ Market Index for the period from December 28, 2002 to December 31, 2007.  The Automotive Parts & Accessories Peer Group is comprised of 38 public companies and the information was furnished by Hemscott Inc. The graph assumes $100 invested on December 28, 2002 in our Common Stock and each of the indices, and that the dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies.

Index

COMPARISON OF 5 YEAR CUMLATIVE TOTAL RETURN
AMONG DORMAN PRODUCTS, INC.,
NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON DEC. 28, 2002
ASSUMES DIVIDEN REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

Stock Repurchases

During the last three months of fiscal year ended December 29, 2007, we purchased shares of our Common Stock as follows:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2007 through October 27, 2007	9,826	$13.90	-	-
October 28, 2007 through November 24, 2007	3,841	$14.61	-	-
November 25, 2007 through December 29, 2007	-	-	-	-
Total	13,667	$14.10	-	-
(1) In February, 2008, our Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock.  Under this program, share repurchases may be made from time to time depending on market conditions, share price and availability and other factors at our discretion. All of the shares indicated in the above table were purchased from our 401(k) Plan prior to, and not as a part of, the stock repurchase plan announced in February, 2008.. Shares are generally purchased from our 401(k) Plan when participants elect to sell units as permitted by the Plan or to leave the Plan upon retirement, termination or other reason. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with equity awards.

Item 6. Selected Financial Data.

(in thousands, except per share data)	2007(a)	2006 (b)	2005	2004	2003
Statement of Operations Data:
Net sales	$327,725	$295,825	$278,117	$249,526	$222,083
Income from operations	33,972	26,770	29,776	29,638	24,052
Net income	19,193	13,799	17,077	17,081	13,304
Earnings per share
Basic (c)	$1.08	$0.78	$0.95	$0.97	$0.77
Diluted (c)	$1.06	$0.76	$0.93	$0.93	$0.73
Balance Sheet Data:
Total assets	230,655	217,758	212,156	195,404	176,606
Working capital	138,288	126,804	115,812	101,585	98,452
Long-term debt	8,942	20,596	27,243	25,714	35,213
Shareholders' equity	173,858	153,843	138,542	125,227	105,985

Index

(a) Results for 2007 include a $1.8 million reduction ($1.1 million after tax or $0.06 per share) in our vacation liability as a result of a change in our policy, a $0.4 million write down for goodwill impairment ($0.02 per share), and establishment of a valuation reserve of deferred tax assets totaling $0.6 million ($0.03 per share).
(b) Results for 2006 include a $3.2 million non-cash write-down for goodwill impairment ($2.9 million or $0.16 per share) and the write-off of deferred tax benefits ($0.3 million or $0.02 per share).
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

Overview

We are a leading supplier of Original Equipment (OE) Dealer “Exclusive” automotive replacement parts, automotive hardware, brake products, and household hardware to the automotive aftermarket and mass merchandise markets. Dorman automotive parts and hardware are marketed under the OE Solutions™, HELP!®, AutoGrade™, First Stop™, Conduct-Tite®, Pik-A-Nut®, and Scan-Tech™ brand names. We design, package and market over 92,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Our products are sold under one of the seven Dorman brand names listed above. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and O’Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets including parts manufacturers for resale under their own private labels and salvage yards. Through our Scan-Tech and Hermoff subsidiaries, we are increasing our international distribution of automotive replacement parts, with sales into Canada, Europe, the Middle East and the Far East.

The automotive aftermarket in which we compete has been growing in size; however, the market continues to consolidate. As a result, our customers regularly seek more favorable pricing, product returns and extended payment terms when negotiating with us. While we do our best to avoid such concessions, in some cases pricing concessions have been made, customer payment terms have been extended and returns of product have exceeded historical levels. The product returns and more favorable pricing primarily affect our profit levels while terms extensions generally reduce operating cash flow and require additional capital to finance the business. We expect both of these trends to continue for the foreseeable future. Gross profit margins have declined over the past three years as a result of this pricing pressure. Another contributing factor in our gross profit margin decline is a shift in mix to higher-priced, but lower gross margin products. Both of these trends are expected to continue for the foreseeable future. We have increased our focus on efficiency improvements and product cost reduction initiatives to offset the impact of price pressures.

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

Index

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 29, 2007, December 30, 2006 and December 31, 2005 were fifty-two, fifty-two, and fifty-three weeks, respectively.

Acquisitions

In September 2007, we acquired certain assets of the Consumer Products Division of Rockford Products Corporation (Consumer Division) for $3.4 million.  The consolidated results for the period ended December 29, 2007 include the results of the Consumer Division effective September 10, 2007.  We have not presented pro forma results of operations as these results would not have been materially different than actual results for the periods.  In connection with the purchase, we recorded $1.1 million in contract rights which are included in other assets, and are being amortized over a 10 year period.

In June 2005, we acquired The Automotive Edge/Hermoff (“Hermoff”) for approximately $1.7 million. The consolidated results include Hermoff since June 1, 2005. We have not presented a pro forma result of operations for the year ended December 31, 2005, assuming the acquisition had occurred at the beginning of the fiscal year, as this result would not have been materially different than actual results for the period.

Change in Vacation Policy

Effective December 31, 2006, we changed our vacation policy so that vacation is earned ratably throughout the year rather than at the end of the preceding year.  This change resulted in a reduction in our vacation accrual and vacation expense of $1.8 million in 2007.  Results for the year ended December 29, 2007 include vacation expense reductions of $0.4 million in cost of goods sold and $1.4 million in selling, general and administrative expenses.

Asset Write Downs and Valuation Allowances

During the fourth quarter of 2007, we wrote down the value of the goodwill with respect to our Canadian subsidiary (Hermoff) as a result of a strategic review of the business.  As a result we recorded an impairment charge of approximately $0.4 million, which represented the remaining goodwill balance at the subsidiary, in the consolidated statements of operations. In addition, we recorded a $0.6 million charge to our provision for income taxes to provide a valuation allowance for deferred tax assets of the subsidiary.

During the second quarter of 2006, we assessed the value of the goodwill recorded at our Swedish subsidiary (Scan-Tech) as a result of a review of the Scan-Tech business in response to bad debt charge offs of two large customers and the resulting loss of those customers in the first half of the year. After completing the required analyses, we concluded that the goodwill at the subsidiary was impaired. Accordingly, an impairment charge of approximately $2.9 million, which represented the entire goodwill balance at the subsidiary, was recorded in the consolidated statements of operations. In addition, we recorded a $0.3 million charge to our provision for income taxes to write off deferred tax assets of the subsidiary which were deemed unrealizable.

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

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for each of the years ended December 29, 2007 and December 30, 2006 was $0.5 million before taxes. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations.

Index

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Percentage of Net Sales
	Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold	65.7	65.0	64.5
Gross profit	34.3	35.0	35.5
Selling, general and administrative expenses	23.8	25.0	24.8
Goodwill impairment	0.1	1.0	-
Income from operations	10.4	9.0	10.7
Interest expense, net	0.6	0.7	0.9
Income before taxes	9.8	8.3	9.8
Provision for taxes	3.9	3.6	3.7
Net Income	5.9%	4.7%	6.1%

Fiscal Year Ended December 29, 2007 Compared to Fiscal Year Ended December 30, 2006

Net sales increased 10.8% to $327.7 million in 2007 from $295.8 million in 2006.  Revenues increased primarily as a result of higher new product sales and further penetration of existing automotive lines.  The favorable effect of foreign currency exchange and the acquisition of the Consumer Division accounted for approximately 1% of the 2007 net sales increase.

Cost of goods sold, as a percentage of sales, increased to 65.7% in 2007 from 65.0% in the same period last year.  The increase is primarily the result of a less favorable product mix, an increase in costs related to replacement and rework of defective products and higher product expediting costs.  A $1.6 million decrease in our provision for excess and slow moving inventory  partially offset the cost increases and the impact of the mix shift.

Selling, general and administrative expenses in 2007 increased 5.8% to $78.1 million from $73.8 million in 2006.  The increase is the result of higher variable costs related to our 10.8% sales growth as well as our decision to invest more resources in engineering and new product development in 2007.  Results for 2007 also include a $1.4 million reduction in vacation expense due to the vacation policy change mentioned above.

As noted above, we recorded charges of $0.4 million and $2.9 million in 2007 and 2006, respectively, to write off goodwill of our Canadian and Swedish subsidiaries.

Interest expense, net, decreased to $1.9 million in 2007 from $2.3 million in 2006 due to lower overall borrowing levels.

Our effective tax rate decreased to 40.2% from 43.7% in the prior year.  The decrease is primarily the result of lower goodwill impairment charges which were not tax deductible and, therefore, had no associated tax benefit.

Fiscal Year Ended December 30, 2006 Compared to Fiscal Year Ended December 31, 2005

Net sales increased 6.4% to $295.8 million in 2006 from $278.1 million in 2005. Revenues in 2006 increased primarily as a result of increases in revenue from new products. Results for 2005 include an extra week’s sales due to the 53-week year. The loss of an extra week’s sales in 2006 was somewhat offset by a full year’s sales from the Hermoff acquisition made in June 2005.

Cost of goods sold, as a percentage of sales, increased to 65.0% in 2006 from 64.5% in the prior year. The increase is the result of gross margin reductions in several product lines due to higher customer allowances and selling price reductions due to competitive pressures. We offset a portion of these increased selling price reductions through material cost savings from suppliers.

Selling, general and administrative expenses in 2006 increased 6.8% to $73.8 million from $69.1 million in 2005. The increase is the result of the addition of a new distribution center in 2006, inflationary cost increases and higher variable costs as a result of our 6.4% sales increase. Selling, general and administrative expenses in 2006 also include a $0.9 million increase in bad debt expense primarily as a result of the write off of two large Scan-Tech accounts receivable, $0.5 million in additional financing costs associated with accounts receivable sales programs whereby we sell our accounts receivable on a non-recourse basis to financial institutions and $0.5 million in stock option expense under SFAS-123(R). These increased costs were partially offset by a $1.3 million reduction in incentive compensation expense in the current year.

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

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements.  At December 29, 2007, working capital was $138.3 million, total long-term debt (including the current portion and revolving credit borrowings) was $17.6 million and shareholders= equity was $173.9 million.  Cash and cash equivalents as of December 29, 2007 was $6.9 million.

Over the past several years we have extended payment terms to certain customers as a result of customer requests and market demands.  These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow.  We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions.  As of December 29, 2007 and December 30, 2006, we had sold $39.4 million and $18.5 million in accounts receivable under these programs and had removed them from our balance sheets.  We expect continued pressure to extend our payment terms for the foreseeable future.  Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

In December 2007 we extended our $30.0 million revolving credit facility (“Revolving Credit Facility”).  The facility now expires in June 2010.  Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA.  The interest rate at December 29, 2007 was LIBOR plus 65 basis points (5.28%).  Borrowings under the facility were $8.5 million as of December 29, 2007.  We have approximately $19.8 million available under the facility at December 29, 2007.  The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

At December 29, 2007, current portion of long-term debt includes $8.6 million in Senior Notes that were originally issued in August 1998, in a private placement on an unsecured basis (“Notes”).  The Notes bear a 6.81% fixed interest rate, payable quarterly.  The notes are due in August 2008.  The Notes require, among other things, that we maintain certain financial covenants relating to debt to capital ratios and minimum net worth. We were in compliance with all financial covenants contained in the Notes and Revolving Credit Facility at December 29, 2007.

We have also borrowed $0.6 million under a commercial loan granted in connection with the opening of a new distribution facility.  The principal balance is paid monthly in equal installments through September 2013.  The outstanding balance of $0.5 million at December 29, 2007 bears interest at an annual rate of 4% payable monthly. The loan is secured by a letter of credit issued under our Revolving Credit Facility.

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

We have future obligations for debt repayments, future minimum rental and similar commitments under noncancellable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 29, 2007 are summarized in the tables below (in thousands):

Index

		Payments Due by Period
		Less than
Contractual Obligations	Total	1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings	$17,596	$8,654	$8,675	$267	$-
Estimated interest payments (1)	1,550	833	702	15	-
Operating leases	15,606	3,246	5,903	4,170	2,287
	$34,752	$12,733	$15,280	$4,452	$2,287

(1)
These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the underlying loan agreements. Payments related to variable debt are based on interest rates and outstanding balances as of December 29, 2007. The amounts do not assume the refinancing or replacement of such debt.

		Amount of Commitment Expiration Per Period
	Total
	Amount	Less than
Other Commercial Commitments	Committed	1 year	1-3 years	4-5 years	Over 5 years
Letters of credit	$1,690	$1,690	$-	$-	$-
	$1,690	$1,690	$-	$-	$-

Foreign Currency Fluctuations

In 2007, approximately 73% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, recent declines in the U.S. dollar have resulted in  a number of material price increases. To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase further.

The largest portion of our overseas purchases come from China. The value of the Chinese Yuan has increased relative to the U.S. Dollar since July 2005 when it was allowed to fluctuate against a basket of currencies. Most experts believe that the value of the Yuan will increase further relative to the U.S. Dollar over the next few years. Such a move would most likely result in an increase in the cost of products that we purchase from China.

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

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer, and Steven L. Berman, our President, are partners.  Total rental payments each year to the partnership under the lease arrangement were $1.3 million in 2007, 2006 and 2005.  During 2007, we amended the lease with the partnership, which will now expire on December 28, 2012.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. We regularly evaluate our estimates and judgments, including those related to revenue recognition, bad debts, customer credits, inventories, goodwill and income taxes. Estimates and judgments are based upon historical experience and on various other assumptions believed to be accurate and reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our consolidated financial statements.

Index

Allowance for Doubtful Accounts. The preparation of our financial statements requires us to make estimates of the collectability of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 71% and 73% of net accounts receivable as of December 29, 2007 and December 30, 2006, respectively. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on our sales and operating results.

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

Goodwill. We follow the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". We employ a discounted cash flow analysis and a market comparable approach in conducting our impairment tests. Cash flows were discounted at 12% and an earnings multiple of 6.25 to 6.5 times EBITDA was used when conducting these tests in 2007. As a result of the impairment tests performed in 2007 and 2006, we wrote-off  the goodwill of our Canadian subsidiary (Hermoff) and our Swedish subsidiary (Scan-Tech), respectively. See Note 1 of the Notes to Consolidated Financial Statements in this report.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of SFAS No. 160 is not expected to impact the Company’s consolidated financial position and results of operations.

Index

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption.  We do not believe the adoption of SFAS No. 159 will have a material impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB has agreed to a one-year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  We do not believe adoption of SFAS No. 157 will have a material impact on the Company’s consolidated results of operations and financial position.

In June 2006, the FASB issued Interpretation No. 48, (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this pronouncement  did not have a material impact on the Company’s consolidated financial condition or results of operation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors
Dorman Products, Inc.:

We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries (the “Company”) as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 29, 2007.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dorman Products, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dorman Products, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Notes 11 and 8, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment, applying the modified prospective method and effective December 31, 2006, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes.

KPMG LLP

Philadelphia, Pennsylvania
March 4, 2008

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	Decmeber 29,2007	December 30, 2006	December 31, 2005
(in thousands, except share data)
Net Sales	$327,725	$295,825	$278,117
Cost of goods sold	215,256	192,348	179,253
Gross profit	112,469	103,477	98,864
Selling, general and administrative expenses	78,083	73,810	69,088
Goodwill impairment	414	2,897	-
Income from operations	33,972	26,770	29,776
Interest expense, net	1,856	2,267	2,615
Income before income taxes	32,116	24,503	27,161
Income taxes	12,923	10,704	10,084
Net Income	$19,193	$13,799	$17,077
Earnings Per Share:
Basic	$1.08	$0.78	$0.95
Diluted	$1.06	$0.76	$0.93
Weighted Average Shares Outstanding:
Basic	17,693	17,722	17,914
Diluted	18,132	18,139	18,437

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 29, 2007	December 30, 2006
Assets
Current Assets:
Cash and cash equivalents	$6,918	$5,080
Accounts receivable, less allowance for doubtful accounts and customer credits of $28,705 and $27,601	76,897	77,187
Inventories	80,565	67,768
Deferred income taxes	10,111	10,330
Prepaids and other current assets	1,921	1,443
Total current assets	176,412	161,808
Property, Plant and Equipment, net	25,680	27,963
Goodwill	26,662	26,958
Other Assets	1,901	1,029
Total	$230,655	$217,758

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt	$8,654	$8,651
Accounts payable	18,752	12,822
Accrued compensation	6,520	6,949
Other accrued liabilities	4,198	6,582
Total current liabilities	38,124	35,004
Other Long-Term Liabilities	1,869	-
Long-Term Debt	8,942	20,596
Deferred Income Taxes	7,862	8,315
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $.01; authorized 25,000,000 shares; issued and outstanding 17,702,948 and 17,705,499 shares	177	177
Additional paid-in capital	32,591	32,956
Cumulative translation adjustments	4,141	2,954
Retained earnings	136,949	117,756
Total shareholders' equity	173,858	153,843
Total	$230,655	$217,758

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)	Common Stock		Additional	Cumulative
	Shares Issued	Par Value	Paid-In Capital	Translation Adjustments	Retained Earnings	Total
Balance at December 25, 2004	17,871,928	$179	$34,659	$3,509	$86,880	$125,227
Common stock issued to Employee Stock Purchase Plan	709	-	7	-	-	7
Appreciation on shares redistributed to 401(k) plan	-	-	191	-	-	191
Shares issued under Incentive Stock Plan	66,955	-	105	-	-	105
Other stock related activity	-	-	247	-	-	247
Purchase and cancellation of common stock	(190,009)	(2)	(2,071)	-	-	(2,073)
Comprehensive Income:
Net income	-	-	-	-	17,077	17,077
Currency translation adjustments	-	-	-	(2,239)	-	(2,239)
Total comprehensive income						14,838
Balance at December 31, 2005	17,749,583	177	33,138	1,270	103,957	138,542
Common stock issued to Employee Stock Purchase Plan	952	-	8	-	-	8
Shares issued under Incentive Stock Plan	34,017	-	134	-	-	134
Other stock related activity	-	-	17	-	-	17
Purchase and cancellation of common stock	(79,053)	-	(829)	-	-	(829)
Compensation expense on stock option issuance	-	-	488	-	-	488
Comprehensive Income:
Net income	-	-	-	-	13,799	13,799
Currency translation adjustments	-	-	-	1,684	-	1,684
Total comprehensive income						15,483
Balance at December 30, 2006	17,705,499	$177	$32,956	$2,954	$117,756	$153,843
Common stock issued to Employee Stock Purchase Plan	186	-	2	-	-	2
Shares issued under Incentive Stock Plan	87,468	1	120	-	-	121
Other stock related activity	-	-	135	-	-	135
Purchase and cancellation of common stock	(90,205)	(1)	(1,078)	-	-	(1,079)
Compensation expense on stock option issuance	-	-	456	-	-	456
Comprehensive Income:
Net income	-	-	-	-	19,193	19,193
Currency translation adjustments	-	-	-	1,187	-	1,187
Total comprehensive income						20,380
Balance at December 29, 2007	17,702,948	$177	$32,591	$4,141	$136,949	$173,858

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 29, 2007	December 30, 2006	December 31, 2005
Cash Flows from Operating Activities:
Net income	$19,193	$13,799	$17,077
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,744	6,824	5,774
Goodwill impairment	414	2,897	-
Provision for doubtful accounts	302	1,164	233
Provision for deferred income tax	436	365	(473)
Provision for non-cash stock compensation	456	488	-
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	359	(13,096)	(4,192)
Inventories	(9,685)	8,667	(12,261)
Prepaids and other current assets	(425)	152	9
Other assets	91	(380)	8
Accounts payable	5,765	(1,941)	(888)
Accrued compensation and other liabilities	(1,577)	(2,288)	(91)
Cash provided by operating activities	23,073	16,651	5,196
Cash Flows from Investing Activities:
Property, plant and equipment additions	(5,371)	(7,278)	(7,220)
Business acquisition, net of cash acquired	(3,392)	-	(1,680)
Cash used in investing activities	(8,763)	(7,278)	(8,900)
Cash Flows from Financing Activities:
Repayment of long-term debt obligations	(8,651)	(8,592)	(9,071)
Proceeds from promissory note	-	625	-
Net (repayment) proceeds from revolving credit facility	(3,000)	1,400	10,100
Proceeds from exercise of stock options	123	159	93
Other stock related activity	135	-	-
Purchase and cancellation of common stock	(1,079)	(829)	(1,626)
Cash used in financing activities	(12,472)	(7,237)	(504)
Net Increase (Decrease) in Cash and Cash Equivalents	1,838	2,136	(4,208)
Cash and Cash Equivalents, Beginning of Year	5,080	2,944	7,152
Cash and Cash Equivalents, End of Year	$6,918	$5,080	$2,944
Supplemental Cash Flow Information
Cash paid for interest expense	$2,001	$2,287	$2,569
Cash paid for income taxes	$13,093	$10,558	$9,246

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 29, 2007

1.	Summary of Significant Accounting Policies

Dorman Products, Inc. ("Dorman", the "Company", “we”, “us”, or “our”) is a leading supplier of OE Dealer "Exclusive" automotive replacement parts, automotive hardware, brake products and household hardware to the Automotive Aftermarket and Mass Merchandise markets. Dorman products are marketed under the OE Solutions™, HELP!®, AutoGrade™, First Stop™, Conduct-Tite®,  Pik-A- Nut® and Scan-Tech® brand names.

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 29, 2007, December 30, 2006, and December 31, 2005 are fifty-two, fifty-two, and fifty-three weeks, respectively.

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

Sales of Accounts Receivable. We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. We do not retain any servicing requirements for these accounts receivable. Transactions under these agreements are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement 125.”  At December 29, 2007 and December 30, 2006, approximately $39.4 million and $18.5 million of accounts receivable were sold and removed from the consolidated balance sheets, respectively, based upon standard payment terms. Selling, general and administrative expenses include $1.9 million, $1.7 million, and $1.2 million in 2007, 2006 and 2005, respectively, in financing costs associated with these accounts receivable sales programs.  During 2007, 2006, and 2005, we sold $104.0 million, $80.8 million and $82.1 million, respectively, under these programs.

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

Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  We did not record any asset impairment charges in fiscal 2007, 2006 or 2005.

Goodwill. We follow the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". We employ a discounted cash flow analysis and a market comparable approach in conducting our impairment tests. Cash flows were discounted at 12% and an earnings multiple of 6.25 to 6.50 times EBITDA was used when conducting these tests in 2007.

 During the fourth quarter of 2007, we assessed the value of the goodwill with respect to our Canadian subsidiary as a result of a strategic review of the business given our continued losses since the acquisition. After completing the required analyses, we concluded that the goodwill balance of the subsidiary was impaired.  Accordingly an impairment charge of approximately $0.4 million was recorded in the consolidated statements of operations.  We have completed the impairment tests for the remaining goodwill during the fourth quarter, which did not result in an impairment charge.

During the second quarter of fiscal year 2006, we assessed the value of the goodwill recorded at our Swedish subsidiary, Scan-Tech Sweden AB (Scan-Tech) as a result of a review of the Scan-Tech business in response to bad debt charge offs at two large customers and the resulting loss of those customers in the first half of the year. After completing the required analyses, we concluded that the goodwill balance of the subsidiary was impaired. Accordingly, an impairment charge of approximately $2.9 million, which represents the entire goodwill balance at the subsidiary, was recorded in the consolidated statements of operations. In addition, we recorded a $0.3 million charge to our provision for income taxes to write off deferred tax assets of the subsidiary which were deemed unrealizable.

Other Assets. Other assets consist of  contract rights; deposits; costs incurred for the preparation and printing of product catalogs, which are capitalized and amortized upon distribution; and deferred financing costs, which are capitalized and amortized over the term of the related financing agreement.

Change in Vacation Policy.  Effective December 31, 2006, we changed our vacation policy so that vacation is earned ratably throughout the year rather than at the end of the preceding year.  This change resulted in a reduction in our vacation accrual of approximately $1.8 million in 2007.  Results for 2007 include vacation expense reductions of $0.4 million in cost of goods sold and $1.4 million in selling, general and administrative expenses.

Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $2.6 million in 2007, $2.2 million in 2006 and $1.9 million in 2005 have been recorded in selling, general and administrative expenses.

Foreign Currency Translation. Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the rate of exchange prevailing at the end of the year. Income statement accounts are translated at the average exchange rate prevailing during the year. Translation adjustments resulting from this process are recorded directly in shareholders' equity.

Comprehensive Income. Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders.  Components of comprehensive income include net income and changes in foreign currency translation adjustments.

Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 71% and 73% of net accounts receivable as of December 29, 2007 and December 30, 2006, respectively. We continually monitor the credit terms and credit limits to these and other customers.  In 2007, 73% of our products were purchased from suppliers located in a variety of foreign countries, with the largest portion coming from China.

Index

Fair Value Disclosures. The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Based on borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of total long-term debt, including the current portion, was $18.1 million and $29.7 million at December 29, 2007 and December 30, 2006, respectively.

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

Earnings Per Share. The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three years ended December 29, 2007:

	2007	2006	2005
Numerator:	(in thousands, except per share data)
Net income	$19,193	$13,799	$17,077
Denominator:
Weighted average shares outstanding used in basic earnings per share calculation	17,693	17,722	17,914
Effect of dilutive stock options	439	417	523
Adjusted weighted average shares outstanding diluted earnings per share	18,132	18,139	18,437
Basic earnings per share	$1.08	$0.78	$0.95
Diluted earnings per share	$1.06	$0.76	$0.93

Options to purchase 213,500, 163,500 and 103,500 shares were outstanding at December 29, 2007, December 30, 2006, and December 31, 2005 respectively, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive.

Stock-Based Compensation. At December 29, 2007, we had one stock-based employee compensation plan, which is described more fully in Note 11. Effective January 1, 2006, we adopted SFAS No. 123 (R) “Share-Based Payment” and related interpretations using the modified prospective transition method, and therefore, have not restated prior periods. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all stock options granted by the Company are determined using the Black-Scholes model.

Product Warranties. We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a one year, two year, or limited lifetime warranty depending on the product type. All warranties limit the customer’s remedy to the repair or replacement of the part that is defective. We record estimates for product warranty costs in the period of sale. Estimated warranty costs are based upon actual experience and forecasts using the best historical and current claim information available. Warranty expense for fiscal 2007, 2006 and 2005 was $0.5 million, $0.4 million and $0.2 million, respectively.

Index

2.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products. Inventories were as follows:

(in thousands)	December 29, 2007	December 30, 2006
Bulk product	$34,493	$27,555
Finished product	43,212	37,407
Packaging materials	2,860	2,806
Total	$80,565	$67,768

Included in finished product is $0.4 million and $1.0 million in inventory held on consignment as of December 29, 2007 and December 30, 2006, respectively.

3.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 29, 2007	December 30, 2006
Property under capitalized leases	$2,302	$2,302
Buildings	11,515	11,159
Machinery, equipment and tooling	34,171	31,494
Furniture, fixtures and leasehold improvements	4,014	3,969
Computer and other equipment	29,204	27,408
Total	81,206	76,332
Less-accumulated depreciation	(55,526)	(48,369)
Property, plant and equipment, net	$25,680	$27,963

4.	Acquisitions

In September 2007, we acquired certain assets of the Consumer Products Division of Rockford Products Corporation (Consumer Division) for $3.4 million.  The consolidated results for the period ended December 29, 2007 include the results of the Consumer Division effective September 10, 2007.  We have not presented pro forma results of operations as these results would not have been materially different than actual results for the periods.  In connection with the purchase, we recorded $1.1 million in contract rights which are included in other assets, and are being amortized over a 10 year period.

In June 2005, we acquired The Automotive Edge/Hermoff (Hermoff) for approximately $1.7 million. The consolidated results include Hermoff since June 1, 2005. The Company has not presented a pro forma result of operations for the year ended December 31, 2005, assuming the acquisition had occurred at the beginning of the fiscal year, as this result would not have been materially different than actual result for the period.

Goodwill activity during the two years ended December 29, 2007 is as follows: (in thousands)

Balance, December 31, 2005	$29,617
Goodwill impairment	(2,897)
Acquisition adjustments	125
Translation	113
Balance, December 30, 2006	26,958
Goodwill impairment	(414)
Translation	118
Balance, December 29, 2007	$26,662

Index

5.	Long-Term Debt

Long-term debt consists of the following:

(in thousands)	December 29, 2007	December 30, 2006
Senior notes	$8,571	$17,143
Bank credit facility	8,500	11,500
Promissory note	525	604
Total	17,596	29,247
Less: Current portion	(8,654)	(8,651)
Total long-term debt	$8,942	$20,596

Senior Notes. The Senior Notes bear a 6.81% fixed interest rate, payable quarterly. Annual principal repayments at the rate of $8.6 million are due each August through 2008. Terms of the Note Purchase Agreement require, among other things, that we maintain certain financial covenants relating to debt to capital ratios and minimum net worth.

Bank Credit Facility. In December, 2007, we amended our existing Revolving Credit Facility. The amendment extended the expiration date from June 2008 to June 2010. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at December 29, 2007 was LIBOR plus 65 basis points (5.28%). The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

The average amount outstanding under the Revolving Credit Facility was $12.6 million and 9.1 million during 2007 and 2006, respectively. The maximum amount outstanding in 2007 and 2006 was $23.3 million and $17.8 million, respectively.

Promissory Note. In September 2006, we borrowed $625,000 under a commercial loan agreement in connection with the opening of a new distribution facility. The principal balance is paid in monthly installments through September 2013. The outstanding balance bears interest at an annual rate of 4% payable monthly. The loan is secured by a letter of credit issued under our Revolving Credit Facility.

We are in compliance with all financial covenants contained in the Senior Notes and Revolving Credit Facility.

Aggregate annual principal payments applicable to long-term debt obligations as of December 29, 2007 are as follows:

(in thousands)
2008	$8,654
2009	86
2010	8,589
2011	94
Thereafter	173
Total	$17,596

6.	Operating Lease Commitments and Rent Expense

We lease certain equipment, automobiles and operating facilities, including our primary operating facility which is leased from a partnership described in Note 7, under noncancelable operating leases. Approximate future minimum rental payments as of December 29, 2007 under these leases are summarized as follows:

Index

(in thousands)
2008	$3,246
2009	3,180
2010	2,723
2011	2,080
2012	2,090
Thereafter	2,287
Total	$15,606

Rent expense was $4.0 million in 2007, $4.3 million in 2006, and $3.1 million in 2005.

Subsequent to the end of the year, we amended the lease at our Portland, TN facility.  Under the terms of the amended lease, the landlord has agreed to expand the leased facility by 145,790 square feet.  In exchange, we have agreed to lease the expanded facility for a 10 year period from the date the expansion is complete.  The amendment will result in an increase in annual rental expense of approximately $0.5 million.

7.	Related Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer and Steven L. Berman, our President are partners. Total rental payments each year to the partnership under the lease arrangement were $1.3 million in 2007, 2006 and 2005.  During 2007, we amended the lease with the partnership, which was due to expire in December 2007, to extend the expiration to December 28, 2012.

8.	Income Taxes

The components of the income tax provision (benefit) are as follows:

(in thousands)	2007	2006	2005
Current:
Federal	$10,561	$9,118	$9,327
State	1,290	1,015	893
Foreign	636	206	337
	12,487	10,339	10,557
Deferred:
Federal	160	285	(354)
State	13	(84)	(34)
Foreign	263	164	(85)
	436	365	(473)
Total	$12,923	$10,704	$10,084

The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective tax rate:

	2007	2006	2005
Federal taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	2.6%	2.5%	2.1%
Goodwill impairment	0.4%	4.1%	-
Deferred tax write-off	1.8%	1.3%	-
Stock-based compensation	0.4%	0.5%	-
Other	-	0.3%	-
Effective tax rate	40.2%	43.7%	37.1%

Index

Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:

(in thousands)	December 29, 2007	December 30, 2006
Assets:
Inventories	$4,837	$4,593
Accounts receivable	4,369	4,203
Accrued expenses	1,520	1,401
Other	690	-
Gross deferred tax assets	11,416	10,197
Liabilities:
Depreciation	552	1,141
Goodwill	8,004	7,041
Gross deferred tax liabilities	8,556	8,182
Net deferred tax assets before valuation allowance	2,860	2,015
Valuation allowance	(611)	-
Net deferred tax assets	$2,249	$2,015

In 2007, we recorded a valuation allowance totaling $0.6 million against certain foreign tax loss carry forwards.

Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the remaining net deferred tax assets.

As of December 29, 2007, we have not provided taxes on unremitted foreign earnings from our foreign affiliate of approximately $12.4 million that are intended to be indefinitely reinvested in operations and expansion outside the United States. An estimated $1.5 million in U.S. income and foreign withholding taxes would be due if the earnings were remitted as dividends.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) effective December 31, 2006.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.   At December 29, 2007, we have $1.5 million of unrecognized tax benefits, $1.0 million of which would affect our effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 31, 2006	$1,683
Reductions based on tax positions taken during a prior period	(368)
Reductions due to lapses in statutes of limitations	(37)
Additions based on tax positions taken during the current period	226
Balance at December 29, 2007	$ 1,504

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 29, 2007, we have approximately $0.3 million of accrued interest related to uncertain tax positions.

The last year examined by the IRS was 2004, and all years up through and including that year are closed by examination.   The tax year 2005 is currently under examination by the IRS.  We are currently under examination for tax years 2003 - 2006 by one state tax authority to which we are subject to tax. The tax years 2004-2007 remain open to examination by the remaining major taxing jurisdictions in the United States to which we are subject. The tax years 2003-2007 remain open to examination in Sweden for our Swedish subsidiary.

Index

9.	Business Segments

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have determined that our business comprises a single reportable operating segment, namely, the sale of replacement parts for the automotive aftermarket.

During 2007 and 2006, three customers each accounted for more than 10% of net sales and in the aggregate accounted for 38% and 40% of net sales, respectively. During 2005, two customers each accounted for more than 10% of net sales and in the aggregate accounted for 31% and of net sales. Net sales to countries outside the US, primarily to Europe and Canada in 2007, 2006 and 2005 were $29.7 million, $25.6 million and $22.8 million, respectively.

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

Purchase and cancellation of common stock. We periodically repurchase and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. During 2007 and 2006, our board of directors approved the cancellation of 90,205 and 79,053 shares of common stock, respectively.

Undesignated Stock. We have 75,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by our Board of Directors.

Control by Officers, Directors and Family Members. As of March 3, 2008, Richard N. Berman and Steven L. Berman, who are officers and directors of the Company, their father and their brothers beneficially own 42% of the outstanding our Common Stock and are able to elect our Board of Directors, determine the outcome of most corporate actions requiring shareholder approval and control our policies.

Incentive Stock Option Plan. Effective on May 18, 2000, we amended and restated our Incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, our Board of Directors may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At December 29, 2007, options to acquire 295,636 shares were available for grant under the Plan.

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

Index

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for the year ended December 29, 2007 and December 30, 2006 was $456,000 and $488,000 before taxes, respectively. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations. No cost was capitalized during fiscal 2007 or 2006.  We included a forfeiture assumption of 3.5% and 2.6% in the calculation of expense in 2007 and 2006, respectively.

The fair value of options granted was estimated using the Black-Scholes option valuation model that used the weighted average assumptions noted in the table below.  Expected volatility and expected dividend yield are based on the actual historical experience of the Company’s common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

	2007	2006
Expected dividend yield	0%	0%
Expected stock price volatility	36%	45%
Risk -free interest rate	3.8%	4.5%
Expected life of options	6.5 years	6.5 years

The weighted-average grant-date fair value of options granted during 2007 and 2006 was $5.96 and $4.95 per option, respectively.

Transactions under the Plan for the three years ended December 29, 2007 were as follows:

	Shares	Option Price per share	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value
Balance at December 25, 2004	922,600	$0.50 - 9.73	$3.39
Granted	153,500	11.10 - 12.48	12.03
Exercised	(71,884)	0.50 - 7.14	2.14
Cancelled	(9,000)	0.50 - 6.36	4.41
Balance at December 31, 2005	995,216	0.50 - 12.48	4.80
Granted	45,000	9.15 - 10.10	9.68
Exercised	(35,066)	0.50 - 9.73	3.83
Cancelled	(23,200)	0.94 - 9.73	8.94
Balance at December 30, 2006	981,950	0.50 - 12.48	4.96
Granted	55,000	13.79	13.79
Exercised	(109,800)	0.50 -7.14	1.21
Cancelled	(24,000)	7.14 -12.48	10.60
Balance at December 29, 2007	903,150	$0.50 - 13.79	$5.80	5.3	$7,854,000
Options exercisable at December 29, 2007	622,084	$0.50 -12.48	$3.69	4.3	$6,724,000

The total intrinsic value of stock options exercised during 2007 was $1,293,000.

Index

As of December 29, 2007, there was approximately $1.0 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

Cash received from option exercises during 2007 was $121,000. The total tax benefit generated from options which were exercised during 2007 and 2006 was approximately $409,000 and $26,000, respectively, and was credited to additional paid in capital.

The following table summarizes information concerning currently outstanding and exercisable options at December 29, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.50 - $1.50	360,900	3.3	$1.38	360,900	$1.38
$4.00 - $5.08	138,000	5.1	$4.66	121,000	$4.60
$7.14 - $8.01	180,750	6.0	$7.62	97,784	$7.43
$9.15 - $11.10	75,000	8.0	$10.64	5,000	$9.72
$12.48 - $13.79	148,500	8.1	$12.97	37,400	$12.48
	903,150		$5.80	622,084	$3.69

Prior to January 1, 2006. We applied Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees,” and related interpretations in accounting for the plan. Under APB No. 25, compensation expense is based on the difference, if any, on the date of the grant between the fair value of our stock and the exercise price of the option. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation,” to stock-based employee compensation.

(in thousands, except per share data)	2005
Net income:
Net income, as reported	$17,077
Less: Stock-based employee compensation expense, net of related tax effects, determined under fair value method for all awards	(281)
Net income, pro forma	$16,796
Earnings per share:
Basic - as reported	$0.95
Basic - pro forma	$0.94
Diluted - as reported	$0.93
Diluted - pro forma	$0.91

The weighted average fair value of options granted in 2005 was $6.54. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

2005

Expected dividend yield	0%
Expected stock price volatility	46%
Risk-free interest rate	3.9%
Expected life of option	7.5 years

Index

Employee Stock Purchase Plan. In March 1992, our Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Plan permits the granting of options to purchase up to 600,000 shares of common stock by our employees. In any given year, employees may purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expire on the last day of the fiscal year. During 2007, optionees had exercised rights to purchase186 shares at prices from $11.65 to $12.32 per share for total net proceeds of $2,000.

401(k) Retirement Plan. We maintain a defined contribution profit sharing and 401(k) plan covering substantially all of our employees as of December 29, 2007. Annual contributions under the plan are determined by our Board of Directors. Consolidated expense related to the plan was $1,223,000, $1,095,000, and $665,000 in fiscal 2007, 2006 and 2005, respectively.  At December 29, 2007, the plan held 556,727 shares of our stock.

Share Repurchase Program.  On February 22, 2008, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock.  Under this program, share repurchases may be made from time to time depending upon market conditions, share price and availability, and other factors at our discretion.  Repurchases will take place in open market transactions or in privately negotiated transactions in accordance with applicable laws.

13.   Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of SFAS No. 160 is not expected to impact the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption.  We do not believe the adoption of SFAS No. 159 will have a material impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007.  The FASB has agreed to a one-year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  We do not believe the adoption of SFAS No. 157 will have a material impact on the Company’s consolidated results of operations and financial position.

Index

Supplementary Financial Information

Quarterly Results of Operations (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended December 29, 2007 and December 30, 2006:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2007
Net sales	$74,293	$85,796	$83,174	$84,462
Income from operations	6,991	9,845	9,651	7,485
Net income	4,062	5,768	5,679	3,684
Diluted earnings per share	0.22	0.32	0.31	0.20

	2006
Net sales	$68,865	$74,187	$74,891	$77,882
Income from operations	6,030	4,457	7,807	8,476
Net income	3,420	916	4,549	4,914
Diluted earnings per share	0.19	0.05	0.25	0.27

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation, as of December 29, 2007, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information related to us during the period when our periodic reports are being prepared.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation, as of December 29, 2007, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that, as of December 29, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Index

Our internal control over financial reporting as of December 29, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, to determine whether any changes occurred during the quarter ended December 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 29, 2007.

Report of Independent Registered Public Accounting Firm

The Board of Directors
Dorman Products, Inc.:

We have audited Dorman Products, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dorman Products, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that material misstatement exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Dorman Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2007, and the related financial statement schedule, and our report dated March 4, 2008 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

KPMG LLP
Philadelphia, Pennsylvania
March 4, 2008

Index

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The required information is incorporated by reference from our definitive proxy statement for our 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year ended December 29, 2007.

Information concerning our executive officers who are not also directors is presented in Part I of this Report on Form 10-K.

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

Item 11. Executive Compensation.

The required information is incorporated by reference from our definitive proxy statement for our 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year ended December 29, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The required information is incorporated by reference from our definitive proxy statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year ended December 29, 2007.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 29, 2007:

			(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	903,150	$5.80	295,636
Equity compensation plans not approved by security holders	-	-	-
Total	903,150	$5.80	295,636

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The required information is incorporated by reference from our definitive proxy statement for our 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year ended December 29, 2007.

Item 14. Principal Accounting Fees and Services.

The required information is incorporated by reference from our definitive proxy statement for its 2008 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year ended December 29, 2007.

Index

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Consolidated Financial Statements. Our consolidated financial statements and related documents are provided in Item 8, Part II, of this Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006.

Consolidated Statements of Shareholders' Equity for the years ended December 29, 2007, December 30, 2006, and December 31, 2005.

Consolidated Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006, and December 31, 2005.

Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts at Page 43

(a)(3) Exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K and Item 15(c) of this Form 10-K are listed below:

Item 601

Exhibit-Number	Title

3.1 (1)	Amended and Restated Articles of Incorporation of the Company.

4.1 (1)	Specimen Common Stock Certificate of the Company.

10.1 (1)	Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.

3.1.1 (2)	Amendment, dated May 23, 2007, to the Amended and Restated Articles of Incorporation of the Company, permitting the issuance of uncertificated shares.

3.2 (3)	Amended and Restated Bylaws of the Company.

10.1.1 (4)	Amendment to Lease, dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

4.2	Amended and Restated Shareholders' Agreement dated July 1, 2006.

10.1.2 (5)
Assignment of Lease dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP I, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania, assigning 10.1.

10.1.3 (6)	Amendment to Lease, dated April 1, 2002, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

Index

10.1.4 (7)	Amendment to Lease, dated December 12, 2007, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.5 (8)	Lease, dated January 31, 2006, between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee.

10.1.6 (9)	Amendment to Lease, dated January 28, 2008, between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee.

10.1.7 (10)	Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, N.A.

10.1.8 (11)	Amendment to Amended and Restated Credit Agreement, dated December 24, 2007, between the Company and Wachovia Bank N.A., amending 10.1.5.

10.1.9 (12)	Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority.

10.3 (13)†	Dorman Products, Inc. Amended and Restated Incentive Stock Plan.

10.4 (14)†	Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.4.1 (15)†	Amendment No. 1 to the Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.5 (16) †	Dorman Products, Inc. Employee Stock Purchase Plan.

14.1 (17)	Code of Ethics

21	Subsidiaries of the Company (filed with this report)

23	Consent of Independent Registered Public Accounting Firm (filed with this report)

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

† Management Contracts and Compensatory Plans, Contracts or Arrangements.
(1) Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).
(2) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated May 24, 2007.
(3) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated February 23, 2007.
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
(7) Incorporated by reference to the Exhibits filed with the Company's Current Report on form 8-K dated December 12, 2007.
(8) Incorporated by reference to the Exhibits filed with the Company's Current Report of Form 8-K dated February 2, 2006.
(9) Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K dated January 29, 2008.
(10) Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K dated May 24. 2005.

Index

(11) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated January 2, 2008.
(12) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated September 28, 2006.
(13) Incorporated by reference to the Exhibits filed with the Company’s Proxy Statement for the fiscal year ended December 27, 1997.
(14) Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
(15) Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 1994.
(16) Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
(17) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated August 3, 2006.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.
By: \s\ Richard N. Berman
Date: March 6, 2008	Richard N. Berman, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

\s\ Richard N. Berman
Richard N. Berman	Chief Executive Officer and	March 6, 2008
Chairman of the Board of Directors
(principal executive officer)
\s\ Mathias J. Barton
Mathias J. Barton	Chief Financial Officer	March 6, 2008
(principal financial and accounting officer)

\s\ Steven L. Berman
Steven L. Berman	President, Chief Operating Officer,	March 6, 2008
Secretary-Treasurer, Director

\s\ George L. Bernstein
George L. Bernstein	Director	March 6, 2008

\s\ John F. Creamer, Jr.
John F. Creamer, Jr.	Director	March 6, 2008

\s\ Paul R. Lederer
Paul R. Lederer	Director	March 6, 2008

\s\ Edgar W. Levin
Edgar W. Levin	Director	March 6, 2008

Index

SCHEDULE II: Valuation and Qualifying Accounts

(in thousands)	For the Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
Allowance for doubtful accounts:
Balance, beginning of period	$2,056	$1,114	$1,106
Provision	302	1,164	233
Charge-offs	(1,070)	(222)	(225)
Balance, end of period	$1,288	$2,056	$1,114
Allowance for customer credits:
Balance, beginning of period	$25,545	$21,614	$19,469
Provision	64,230	53,201	42,633
Charge-offs	(62,358)	(49,270)	(40,488)
Balance, end of period	$27,417	$25,545	$21,614
Allowance for excess and obsolete inventory:
Balance, beginning of period	$12,224	$9,628	$8,210
Provision	2,507	3,908	3,828
Charge-offs	(2,952)	(1,312)	(2,410)
Balance, end of period	$11,779	$12,224	$9,628