Form 10-Q
period 2008-03-29
Dorman Products, Inc.
filed 2008-05-06
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 29, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-18914

DORMAN PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2078856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 East Walnut Street, Colmar, Pennsylvania	18915
(Address of principal executive offices)	(Zip Code)

(215) 997-1800
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒No

As of May 2, 2008 the Registrant had 17,692,131shares of common stock, $.01 par value, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 29, 2008

Index

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Thirteen Weeks Ended
(in thousands, except for share data)	March 29, 2008	March 31, 2007

Net Sales	$80,125	$74,293
Cost of goods sold	55,422	48,517
Gross profit	24,703	25,776
Selling, general and administrative expenses	19,984	18,785
Income from operations	4,719	6,991
Interest expense, net	268	527
Income before taxes	4,451	6,464
Provision for taxes	1,769	2,402
Net Income	$2,682	$4,062
Earnings Per Share:
Basic	$0.15	$0.23
Diluted	$0.15	$0.22
Average Shares Outstanding:
Basic	17,699	17,689
Diluted	18,087	18,099

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except for share data)	March 29, 2008	December 29, 2007
Assets
Current Assets:
Cash and cash equivalents	$6,899	$6,918
Accounts receivable, less allowance for doubtful accounts and customer credits of $27,396 and $28,705	84,402	76,897
Inventories	84,810	80,565
Deferred income taxes	10,209	10,111
Prepaids and other current assets	1,566	1,921
Total current assets	187,886	176,412
Property, Plant and Equipment, net	25,365	25,680
Goodwill	26,642	26,662
Other Assets	1,688	1,901
Total	$241,581	$230,655

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt	$8,655	$8,654
Accounts payable	19,936	18,752
Accrued compensation	2,945	6,520
Other accrued liabilities	4,373	4,198
Total current liabilities	35,909	38,124
Other Long-Term Liabilities	1,869	1,869
Long-Term Debt	18,171	8,942
Deferred Income Taxes	8,152	7,862
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $.01; authorized 25,000,000 shares; issued and outstanding 17,705,927 and 17,702,948	177	177
Additional paid-in capital	32,501	32,591
Cumulative translation adjustments	5,171	4,141
Retained earnings	139,631	136,949
Total shareholders' equity	177,480	173,858
Total	$241,581	$230,655

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS,  INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Thirteen Weeks Ended
(in thousands)	March 29, 2008	March 31, 2007
Cash Flows from Operating Activities:
Net income	$2,682	$4,062
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,929	1,863
Provision for doubtful accounts	(11)	247
Provision (benefit) for deferred income tax	192	(15)
Provision for non-cash stock compensation	91	125
Changes in assets and liabilities:
Accounts receivable	(7,322)	1,539
Inventories	(3,758)	(1,359)
Prepaids and other current assets	394	175
Other assets	135	140
Accounts payable	1,126	(293)
Accrued compensation and other liabilities	(3,444)	(1,469)
Cash (used in) provided by operating activities	(7,986)	5,015
Cash Flows from Investing Activities:
Property, plant and equipment additions	(1,535)	(1,242)
Cash used in investing activities	(1,535)	(1,242)
Cash Flows from Financing Activities:
Repayment of long-term debt obligations	(20)	(19)
Net proceeds from (repayment of) revolving credit facility	9,250	(1,000)
Proceeds from exercise of stock options	3	31
Other stock related activity	(6)	31
Purchase and cancellation of common stock	(178)	(482)
Cash provided by (used in) financing activities	9,049	(1,439)
Effect of exchange rate changes on cash and cash equivalents	453	(94)
Net (Decrease) Increase in Cash and Cash Equivalents	(19)	2,240
Cash and Cash Equivalents, Beginning of Period	6,918	5,080
Cash and Cash Equivalents, End of Period	$6,899	$7,320
Supplemental Cash Flow Information
Cash paid for interest expense	$308	$579
Cash paid for income taxes	$981	$1,579

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS,  INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2008 AND MARCH 31, 2007 (UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the thirteen  week period ended March 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2008.  We  may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers.  Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.  For further information, refer to the consolidated financial statements and footnotes thereto included in our  Annual Report on Form 10-K for the year ended December 29, 2007.

Certain prior year amounts have been reclassified to conform with current year presentation.

2.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. We do  not retain any servicing requirements for these accounts receivable.  Transactions under these agreements are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement 125.”  At March 29, 2008 and December 29, 2007, $39.7 million and $39.4 million, respectively, of accounts receivable were sold and removed from the consolidated balance sheets based upon standard payment terms.   Selling, general and administrative expenses for the thirteen weeks ended March 29, 2008 and March 31, 2007 include $0.4 million and $0.3 million, respectively, in financing costs associated with these accounts receivable sales programs.  During the thirteen weeks ended  March  29, 2008 and  March  31, 2007, we sold $24.2 million and $22.5 million, respectively, under these programs.

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our  products.  Inventories were as follows:

(in thousands)	March 29, 2008	December 29, 2007
Bulk product	$36,859	$34,493
Finished product	45,106	43,212
Packaging materials	2,845	2,860
Total	$84,810	$80,565

Index

4.	Acquisitions

In September 2007, we acquired certain assets including inventory and various intangible assets of the Consumer Products Division of Rockford Productions Corporation (Consumer Division) for $3.4 million.  The consolidated results for the thirteen  week period ended March 29, 2008 includes the results of the Consumer Division. We have not presented pro forma results of operations  as this result would not have been materially different than actual results for the periods.  In connection with the purchase, we recorded $1.1 million in contract rights, which are included in other assets and are being amortized over a 10 year period.

Goodwill activity during the thirteen week period ended March 29, 2008 is as follows (in thousands):

Balance, December 29, 2007	$26,662
Currency translation	(20)
Balance, March 29, 2008	$26,642

5.	Change in Vacation Policy

Effective December 31, 2006, we changed our vacation policy so that vacation is earned ratably throughout the year rather than at the end of the preceding year.  This change  resulted  in a  reduction in our vacation accrual of approximately $1.8 million in 2007.  As a result, vacation expense in cost of goods sold and selling, general and administrative expenses was reduced during each of the fiscal quarters in 2007.  Results for the three months ended March  31, 2007 include vacation expense reductions of $0.1 million in cost of goods sold and $0.3 million  in selling, general and administrative expenses.

6.	Stock-Based Compensation

Effective May 18, 2000 we amended and restated our Incentive Stock Option Plan (the “Plan”).  Under the terms of the Plan, our Board of Directors may grant incentive stock options or non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees.  Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors, but in no event more than 10 years from the date of grant.  At March 29, 2008, options to acquire 355,851 shares were available for grant under the Plan.

Effective January 1, 2006, we  adopted  SFAS No. 123R “Share-Based Payment,” and related interpretations and began expensing the grant-date fair value of employee stock options. We adopted SFAS No. 123R using the modified prospective transition method.  Under this transition method, compensation cost associated with employee stock options recognized includes  amortization related to the remaining unvested portion of stock option awards granted prior to January 1, 2006, and amortization related to new awards granted after January 1, 2006.  In accordance with  SFAS No. 123R, cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements is classified as financing cash flows.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services.  The compensation cost charged against income for our stock-based compensation program for the thirteen weeks ended March 29, 2008 and March 31, 2007 was  $91,000 and $125,000 before taxes.   The compensation cost recognized is classified as selling, general and administrative expense in the consolidated  statement of operations.  No cost was capitalized during  2008 and 2007.  We included a forfeiture assumption of 4.6% in 2008 and 3.5% in 2007 in the calculation of expense.

We use the Black-Scholes option valuation model to estimate the fair value of options granted.  Expected volatility and expected dividend yield are based on the actual historical experience of our stock.  The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107.  The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.  There were no stock options granted in the thirteen weeks ended March 29, 2008 or March 31, 2007.

Index

Transactions under the Plan were as follows:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 29, 2007	903,150	$5.80
Exercised	(29,400)	0.94
Canceled	(50,000)	11.10
Balance at March 29, 2008	823,750	$5.66	5.0	$4,357,000
Options exercisable at March 29, 2008	646,718	$4.31	4.4	$4,114,000

The total intrinsic value of stock options exercised during  2008 was $285,000.

As of March 29, 2008, there was approximately  $0.7 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately  3.1 years.

Cash received from option exercises during  2008 was $3,000.  The excess tax benefit generated from options granted prior to January 1, 2006, which were exercised during  2008, was  $79,000 and was credited to additional paid in capital.

7.	Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended
(in thousands, except per share data)	March 29, 2008	March 31, 2007
Numerator:
Net income	$2,682	$4,062
Denominator:
Weighted average shares outstanding used in basic earnings per share calculation	17,699	17,689
Effect of dilutive stock options	388	410
Adjusted weighted average shares outstandingdiluted earnings per share	18,087	18,099
Basic earnings per share	$0.15	$0.23
Diluted earnings per share	$0.15	$0.22

Options to purchase 173,500 and 163,500 shares were outstanding at March 29, 2008 and March 31, 2007, respectively,  but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

8.	Common Stock Repurchases

Share Repurchase Plan.  On February 22, 2008, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock.  Under this program, share repurchases may be made from time to time depending upon market conditions, share price and availability, and other factors at our discretion.  Repurchases will take place in open market transactions or in privately negotiated transactions in accordance with applicable laws.  During 2008, we have not made any purchases under the plan.

Purchase and cancellation of common stock. We periodically repurchase and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. For the thirteen weeks ended March 29, 2008, we repurchased and cancelled 16,206 shares of common stock.  During 2007, we repurchased and cancelled 90,205 shares of common stock.

Index

9.	Related-Party Transactions

We have entered into a noncancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer, and Steven L. Berman, our  Executive Vice President, are partners.  Based upon the terms of the lease, payments in 2008 will be $1.4 million.  Total rental payments  to the partnership under the lease arrangement were $1.3 million in 2007.

10.	Income Taxes

We adopted the provisions of Financial Accounting Standards Board Interpretation No.48, “Accounting for Un-certainty in Income Taxes an interpretation of FASB Statement No. 109”(“FIN 48" ) effective December 31, 2006. At March 29, 2008, we have $1.5 million of net unrecognized tax benefits, $1.0 million of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 29, 2008, we have approximately $0.3 million of accrued interest related to uncertain tax positions.

The last year examined by the IRS was 2004, and all years up through and including that year are closed by examination.    The tax year 2005 is currently under examination by the IRS.  We are currently under examination for tax years 2003-2006 by one state tax authority to which we are subject tax.  The tax years 2004-2007 remain open to examination by the remaining major taxing jurisdictions in the United States to which we are subject.  The tax years 2003-2007 remain open to examination in Sweden for our Swedish subsidiary.

11.	Comprehensive Income

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income and changes in foreign currency translation adjustments.  Total comprehensive income was $3.7 million for the thirteen  weeks ended March 29, 2008, and $3.8 million  for the thirteen weeks ended March 31, 2007.

12.	New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of SFAS No. 160 is not expected to impact the Company’s consolidated results of operations and  financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  We adopted  SFAS No. 159 effective December 30, 2007, which was the beginning of our fiscal year.  The adoption of SFAS No. 159 did not  have a material impact on our results of operations and financial position.

Index

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007.   SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis have been deferred until fiscal years beginning after November 15, 2008.   We have certain non-financial assets, such as goodwill, intangibles and other long-lived assets, that may be remeasured to fair value on a non-recurring basis.   The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations and financial position.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control.  Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions.  The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements.  Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in  the automotive aftermarket industry, foreign currency fluctuations, dependence on senior management and other risks and factors identified from time to time in the reports the Company files with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in  Part I, “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

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

Index

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

Acquisitions

In September 2007, we acquired certain assets including inventory and various intangible assets of the Consumer Products Division of Rockford Productions Corporation (Consumer Division) for $3.4 million.  The consolidated results for the thirteen  week period ended March 29, 2008 includes the results of the Consumer Division. We have not presented pro forma results of operations  as this result would not have been materially different than actual results for the periods.  In connection with the purchase, we recorded $1.1 million in contract rights, which are included in other assets and are being amortized over a 10 year period.

Change in Vacation Policy

Effective December 31, 2006, we changed our vacation policy so that vacation is earned ratably throughout the year rather than at the end of the preceding year.  This change  resulted  in a  reduction in our vacation accrual of approximately $1.8 million in 2007.  As a result, vacation expense in cost of goods sold and selling, general and administrative expenses was reduced during each of the fiscal quarters in 2007.  Results for the three months ended March  31, 2007 include vacation expense reductions of $0.1 million in cost of goods sold and $0.3 million  in selling, general and administrative expenses.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Percentage of Net Sales
	For the Thirteen Weeks Ended Weeks Ended
	March 29, 2008	March 31, 2007
Net Sales	100.0%	100.0%
Cost of goods sold	69.2	65.3
Gross profit	30.8	34.7
Selling, general and administrative expenses	24.9	25.3
Income from operations	5.9	9.4
Interest expense, net	0.4	0.7
Income before taxes	5.6	8.7
Provision for taxes	2.3	3.2
Net Income	3.3%	5.5%

Index

Thirteen Weeks Ended March 29, 2008 Compared to Thirteen Weeks Ended March 31, 2007

Sales increased 8% to $80.1 million for the first quarter ended March 29, 2008 from $74.3 million in the same period last year.  The favorable effect of foreign currency exchange and the acquisition of the Consumer Division accounted for approximately 3% of the net sales increase.  The remaining increase is primarily the result  of increased revenues from new sales.

Cost of goods sold, as a percentage of sales, increased to 69.2% for the thirteen weeks ended March 29, 2008 from 65.3% in the same period last year.  The increase is the result of higher material costs caused by higher commodity price increases and general weakness in the U.S. dollar, an increase in customer allowances and returns and a $0.8 million increase in air freight costs necessary to expedite product to fill past due customer orders.  Spending on air freight is expected to return to historical levels by the second quarter of 2008.

Selling, general and administrative expenses for the thirteen weeks ended March 29, 2008 increased 6% to $20.0 million from $18.8 million in the same period last year.  The increase is the result of higher variable costs related to our sales growth and increased staffing levels to support higher levels of new product development.  These increases were partially offset by incentive compensation expense which was  $0.7 lower in the thirteen weeks ended March 29, 2008 than in the prior year due to lower earnings levels in the current year.  Results for the thirteen weeks ended March 31, 2007  also include a $0.3 million reduction in vacation expense due to the vacation policy change mentioned above.

Interest expense, net, decreased to $0.3 million in the thirteen weeks ended March 29, 2008 from $0.5 million in the same period last year due to lower interest rates.

Our effective tax rate increased to 39.7% in the thirteen weeks ended March 29, 2008 from 37.2% in the same period last year.   The increase is the result of the loss of certain state tax benefits and a $0.1 million charge to provide a valuation allowance against deferred tax assets of our Canadian subsidiary.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements.  At March  29, 2008, working capital was $152.0 million, total long-term debt (including the current portion and revolving credit borrowings) was $26.8 million and shareholders equity was $177.5 million.  Cash and cash equivalents as of March 29, 2008 was $6.9 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands.  These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow.  We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions.  As of March 29, 2008 and December 29, 2007, we had sold $39.7 million and $39.4 million in accounts receivable under these programs and had removed them from our balance sheets based upon standard payment terms.  We expect continued pressure to extend our payment terms for the foreseeable future.  Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2010.  Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA.  The interest rate at March 29, 2008 was LIBOR plus 65 basis points (3.36%).  Borrowings under the facility were $17.8 million as of March 29, 2008.  We have approximately $10.6 million available under the facility at March 29, 2008.  The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

At March 29, 2008, current portion of long-term debt includes $8.6 million in Senior Notes that were originally issued in August 1998, in a private placement on an unsecured basis (“The Notes”).  The Notes bear a 6.81% fixed interest rate which is payable quarterly.  The notes are due in August 2008.  The Notes require, among other things, that we maintain certain financial covenants relating to debt to capital ratios and minimum net worth. We were in compliance with all financial covenants contained in the Notes and revolving credit facility at March 29, 2008.

We also have outstanding $0.5 million under a commercial loan granted in connection with the opening of a new distribution facility which bears interest at 4% payable monthly.  The principal balance is paid monthly in equal installments through September 2013.  The loan is secured by a letter of credit issued under our revolving credit facility.

Index

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

We reported a net use of cash  from our operating activities of $8.0 million in the thirteen weeks ended March 29, 2008.  Net income, depreciation and a $1.1 million increase in accounts payable were the primary sources of operating cash flow.  Accounts payable increased due to an increase in purchase obligations outstanding to support increased inventory levels due to sales growth.  The primary uses of cash  were inventory and accounts receivable, which increased $3.8 million and $7.3 million, respectively.  Inventory increased to support seasonal sales growth.  Accounts receivable increased due to a promotional program that provided extended dating on first time orders of a new product line, and the extension of payment terms to certain customers.

Investing activities used $1.5 million of cash in the thirteen weeks ended March 29, 2008 as a result of additions to property, plant and equipment.  Capital spending in 2008 consisted of tooling associated with new products, upgrades to information systems and scheduled equipment replacements.

Financing activities generated $9.0 million of cash  in the thirteen weeks ended March 29, 2008.  The primary element of our financing activities was $9.3 million in borrowings under our revolving credit facility.

Based on our current operating plan, we believe that our available sources of capital under our extended revolving credit facility, accounts receivable sales programs and cash generated  from operations will be sufficient to meet our ongoing cash needs for the next twelve months.

Foreign Currency Fluctuations

In 2007, approximately 73% of our products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, weakness in the dollar has resulted in materials price increases and pressure from several foreign suppliers to increase prices further.  To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase further.

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

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized by the Company.  We have experienced increases in the cost of materials and transportation costs as a result of commodity price increases.  We have been able to offset a portion of these cost increases through price increases; however, we have not been able to do so completely.  As a result, we have been forced to generate other cost reduction activities in order to offset these cost increases.  We will continue to mitigate further cost increases by passing along price increases to customers, through the use of alternative suppliers and by  resourcing products to other countries.  However, there can be no assurance that we will be successful in these efforts.

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer, and Steven L. Berman, our Executive Vice President, are partners.  Based upon the terms of the lease, payments in 2008 will be $1.4 million.  Total rental payments to the partnership under the lease arrangement were $1.3 million in 2007.

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

Goodwill.  We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. We employ a discounted cash flow analysis and a market comparable approach in conducting our impairment tests.  Cash flows were discounted at 12% and an earnings multiple of 6.25 to 6.5 times EBITDA was used when conducting these tests in 2007.

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

Index

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements -an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of SFAS No. 160 is not expected to impact the Company’s consolidated results of operations and  financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  We adopted SFAS No. 159 effective December 30, 2007, which was the beginning of our fiscal year.   The adoption of SFAS No. 159 did not have a material impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007.   SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis have been deferred until fiscal years beginning after November 15, 2008.  We have certain non-financial assets, such as goodwill intangibles, and other long-lived assets, that may be remeasured to fair value on a non-recurring basis. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations and financial position.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates.  With the exception of our revolving credit facility, long-term debt obligations are at fixed interest rates and denominated in U.S. dollars. We manage our interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate or LIBOR would affect the rate at which we could borrow funds thereunder. A one percentage point increase in LIBOR would increase our interest expense on our variable rate debt and our financing costs associated with our sales of accounts receivable by approximately $0.6 million annually.  This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period.

Item 4.  Controls and Procedures

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

We evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (“the Act”), as of the end of the period covered by this Form 10-Q (“Disclosure Controls”). This evaluation (“Disclosure Controls Evaluation”) was done under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Our management, with the participation of the CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended March 29, 2008  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (“Internal Controls Evaluation”).

Index

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

Conclusions

Based upon the Disclosure Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective in reaching a reasonable level of assurance that (i) information that we are required to disclose in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information that we are required to disclose in the reports that we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2007, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	Not Applicable

Item 3. Defaults Upon Senior Securities	Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders	Not Applicable

Item 5. Other Information	Not Applicable

Item 6. Exhibits

Item 601
Exhibit Number	Title

3.1 (1)	Amended and Restated Articles of Incorporation of the Company dated May 23, 2007.

3.2 (2)	Bylaws of the Company.

4.1	Amended and Restated Shareholder’s Agreement dated July 1, 2006

10.1 (2)	Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.

Index

10.1.1 (4)	Amendment to Lease, dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.2 (5)
Assignment of Lease, dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP 1, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania, assigning 10.1.

10.1.3 (8)	Amendment to Lease, dated April 1, 2002, between the Company and the BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.4 (11)	Amendment to Lease, dated December 12, 2007, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.2 (12)	Lease, dated January 31, 2006, between the Company and First Industrial, L.P. for premises located at 3150 Barry Drive, Portland, Tennessee.

10.2.1 (13)	Amendment to Lease, dated January 28, 2008, between the Company and First Industrial, L.P. for premises located at 3150 Barry Drive, Portland, Tennessee.

10.3 (9)	Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, N.A.

10.3.1 (14)	Amendment to Amended and Restated Credit Agreement, dated December 24, 2007, between the Company and Wachovia Bank, N.A.

10.4 (10)	Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority.

10.5 (6)†	Dorman Products, Inc. Amended and Restated Incentive Stock Plan.

10.6 (3)†	Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.6.1 (7)†	Amendment No. 1 to the Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.7 (3)†	Dorman Products, Inc. Employee Stock Purchase Plan.

10.8 (15)	Employment Agreement, dated April 1, 2008, between the Company and Richard N. Berman.

10.9 (16)	Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32.	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).
________________________

† Management Contracts and Compensatory Plans, Contracts or Arrangements.
(1)  Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2007.
(2)  Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and  No. Amendments No. 1, No. 2, and No. 3 thereto (Registration 33-37264).
(3)  Incorporated by reference to the Exhibits files with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
(4)  Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740).

Index

(5)  Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.
(6) Incorporated by reference to the Exhibits filed with the Company’s Proxy Statement for the fiscal year ended December 27, 1997.
(7)  Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994.
(8) Incorporate by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.
(9) Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 24, 2005.
(10) Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated September 28, 2006.
(11) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated December 12, 2007.
(12) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated February 2, 2006.
(13) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated January 29, 2008.
(14) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated January 2, 2008.
(15) Incorporated by reference to Exhibits filed with the Company’s Current Report on Form 8-K dated April 1, 2008.
(16) Incorporated by reference to Exhibits filed with the Company’s Current Report on Form 8-K dated April 1, 2008.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

Date May 6, 2008	\s\ Richard Berman
Richard Berman
Chairman and Chief Executive Officer
(Principal executive officer)

Date May 6, 2008	\s\ Mathias Barton
Mathias Barton
Chief Financial Officer and
Principal Accounting Officer
(Principal financial officer)

Index

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company dated May 23, 2007.

3.2	Bylaws of the Company.

4.1	Amended and Restated Shareholders’ dated July 1, 2006.

10.1	Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.

10.1.1	Amendment to Lease, dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.2
Assignment of Lease, dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP 1, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania, assigning 10.1.

10.1.3	Amendment to Lease, dated April 1, 2002, between the Company and the BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.4	Amendment to Lease, dated December 12, 2007, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.2	Lease, dated January 31, 2006, between the Company and First Industrial, L.P. for premises located at 3150 Barry Drive, Portland, Tennessee.

10.2.1	Amendment to Lease, dated January 28, 2008, between the Company and First Industrial, L.P. for premises located at 3150 Barry Drive, Portland, Tennessee.

10.3	Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, N.A.

10.3.1	Amendment to Amended and Restated Credit Agreement, dated December 24, 2007, between the Company and Wachovia Bank, N.A.

10.4	Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority.

10.5	Dorman Products, Inc. Amended and Restated Incentive Stock Plan.

10.6	Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.6.1	Amendment No. 1 to the Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.7	Dorman Products, Inc. Employee Stock Purchase Plan.

10.8	Employment Agreement, dated April 1, 2008, between the Company and Richard N. Berman.

10.9	Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32.	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.