Form 10-Q
period 2008-06-28
Dorman Products, Inc.
filed 2008-08-04
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 28, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-18914

DORMAN PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2078856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 East Walnut Street, Colmar, Pennsylvania	18915
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒  No

As of July 31, 2008 the Registrant had 17,651,910 shares of common stock, $.01 par value, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 28, 2008

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Thirteen Weeks Ended
(in thousands, except for share data)	June 28, 2008	June 30, 2007

Net Sales	$90,311	$85,796
Cost of goods sold	60,146	56,726
Gross profit	30,165	29,070
Selling, general and administrative expenses	21,469	19,225
Income from operations	8,696	9,845
Interest expense, net	285	512
Income before taxes	8,411	9,333
Provision for taxes	3,178	3,565
Net Income	$5,233	$5,768
Earnings Per Share:
Basic	$0.30	$0.33
Diluted	$0.29	$0.32
Average Shares Outstanding:
Basic	17,692	17,688
Diluted	18,041	18,129

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Twenty-six Weeks Ended
(in thousands, except for share data)	June 28, 2008	June 30, 2007

Net Sales	$170,436	$160,089
Cost of goods sold	115,568	105,243
Gross profit	54,868	54,846
Selling, general and administrative expenses	41,453	38,010
Income from operations	13,415	16,836
Interest expense, net	553	1,039
Income before taxes	12,862	15,797
Provision for taxes	4,947	5,967
Net Income	$7,915	$9,830
Earnings Per Share:
Basic	$0.45	$0.56
Diluted	$0.44	$0.54
Average Shares Outstanding:
Basic	17,695	17,689
Diluted	18,064	18,119

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except for share data)	June 28, 2008	December 29, 2007

Assets
Current Assets:
Cash and cash equivalents	$7,492	$6,918
Accounts receivable, less allowance for doubtful accounts and customer credits of $28,176 and $28,705	82,079	76,897
Inventories	87,888	80,565
Deferred income taxes	10,306	10,111
Prepaids and other current assets	3,103	1,921
Total current assets	190,868	176,412
Property, Plant and Equipment, net	25,295	25,680
Goodwill	26,645	26,662
Other Assets	1,629	1,901
Total	$244,437	$230,655

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt	$8,656	$8,654
Accounts payable	20,902	18,752
Accrued compensation	4,007	6,520
Other accrued liabilities	3,781	4,198
Total current liabilities	37,346	38,124
Other Long-Term Liabilities	1,861	1,869
Long-Term Debt	14,399	8,942
Deferred Income Taxes	8,392	7,862
Commitments and Contingencies
Shareholders' Equity:
Common stock, par value $.01; authorized 25,000,000 shares; issued and outstanding 17,681,798 and 17,702,948	177	177
Additional paid-in capital	32,273	32,591
Cumulative translation adjustments	5,125	4,141
Retained earnings	144,864	136,949
Total shareholders' equity	182,439	173,858
Total	$244,437	$230,655

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS,  INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Twenty-six Weeks Ended
(in thousands)	June 28, 2008	June 30, 2007

Cash Flows from Operating Activities:
Net income	$7,915	$9,830
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,814	3,748
Provision for doubtful accounts	101	126
Provision (benefit) for deferred income tax	335	(55)
Provision for non-cash stock compensation	113	250
Changes in assets and liabilities:
Accounts receivable	(4,833)	(5,976)
Inventories	(7,682)	(979)
Prepaids and other current assets	(184)	154
Other assets	154	123
Accounts payable	1,827	2,913
Accrued compensation and other liabilities	(2,979)	(1,213)
Cash (used in) provided by operating activities	(1,419)	8,921
Cash Flows from Investing Activities:
Property, plant and equipment additions	(3,603)	(2,652)
Proceeds from sale of assets of a business	134	-
Cash used in investing activities	(3,469)	(2,652)
Cash Flows from Financing Activities:
Repayment of long-term debt	(41)	(39)
Net proceeds from (repayment of) revolving credit facility	5,500	(4,900)
Proceeds from exercise of stock options	22	38
Other stock related activity	(1)	35
Purchase and cancellation of common stock	(452)	(649)
Cash provided by (used in) financing activities	5,028	(5,515)
Effect of exchange rate changes on cash and cash equivalents	434	32
Net Increase in Cash and Cash Equivalents	574	786
Cash and Cash Equivalents, Beginning of Period	6,918	5,080
Cash and Cash Equivalents, End of Period	$7,492	$5,866
Supplemental Cash Flow Information
Cash paid for interest expense	$634	$1,040
Cash paid for income taxes	$4,938	$6,237

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS,  INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 2008 AND JUNE 30, 2007 (UNAUDITED)

1.  Basis of Presentation

As used herein, unless the context otherwise requires, "Dorman", the "Company", "we", "us", or "our" refers to Dorman Products, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the twenty-six  week period ended June 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2008.  We  may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers.  Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.  For further information, refer to the consolidated financial statements and footnotes thereto included in our  Annual Report on Form 10-K for the year ended December 29, 2007.

Certain prior year amounts have been reclassified to conform with current year presentation.

2.  Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. We do  not retain any servicing requirements for these accounts receivable.  Transactions under these agreements are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement 125."  At June 28, 2008 and December 29, 2007, $46.4 million and $39.4 million, respectively, of accounts receivable were sold and removed from the consolidated balance sheets based upon standard payment terms.   Selling, general and administrative expenses for the twenty-six weeks ended June 28, 2008 and June 30, 2007 include $1.0 million and $0.7 million, respectively, in financing costs associated with these accounts receivable sales programs.  During the twenty-six weeks ended June 28, 2008 and June 30, 2007, we sold $57.6 million and $44.7 million, respectively, under these programs.

3.  Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our  products.  Inventories were as follows:

(in thousands)	June 28, 2008	December 29, 2007
Bulk product	$35,603	$34,493
Finished product	49,204	43,212
Packaging materials	3,081	2,860
Total	$87,888	$80,565

4.  Acquisitions

In September 2007, we acquired certain assets including inventory and various intangible assets of the Consumer Products Division of Rockford Productions Corporation (Consumer Division) for $3.4 million.  The consolidated results for the thirteen  week and twenty-six week periods ended June 28, 2008 includes the results of the Consumer Division. We have not presented pro forma results of operations  as this result would not have been materially different than actual results for the periods.  In connection with the purchase, we recorded $1.1 million in contract rights, which are included in other assets and are being amortized over a 10 year period.

Index

Goodwill activity during the twenty-six week period ended June 28, 2008 is as follows (in thousands):

Balance, December 29, 2007	$26,662
Currency translation	(17)
Balance, June 28, 2008	$26,645

5.  Sale of Assets

On May 15, 2008 we sold certain assets of our catalytic converter business at our Canadian subsidiary for $0.9 million, which will be paid in monthly installments throughout 2008.  Included in Other Current Assets is $0.8 million that remains due at June 28, 2008.

6.  Change in Vacation Policy

Effective December 31, 2006, we changed our vacation policy so that the current year's vacation time is earned ratably throughout the current year.  Prior to December 31, 2006, all rights to the subsequent year's vacation vested to our employees on the last day of the previous fiscal year and the corresponding liability was recorded in that previous year.  Since employees had vested all 2007 vacation time prior to the beginning of 2007 under the old policy, no additional vacation time was earned in 2007 and no expense was recorded.  This change resulted in a reduction in our vacation accrual of approximately $1.8 million in 2007.  As a result, vacation expense in cost of goods sold and selling, general and administrative expenses was reduced during each of the fiscal quarters in 2007.  Results for the three and six months ended June 30, 2007 include vacation expense reductions of $0.1 million and $0.2 million in cost of goods sold and $0.3 million and $0.6 million in selling, general and administrative expenses, respectively.

7.  Stock-Based Compensation

Effective May 18, 2000 we amended and restated our Incentive Stock Option Plan (the "Plan").  Under the terms of the Plan, our Board of Directors may grant incentive stock options or non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees.  Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors, but in no event more than 10 years from the date of grant.  At June 28, 2008, options to acquire 355,851 shares were available for grant under the Plan.

Effective January 1, 2006, we  adopted  SFAS No. 123R "Share-Based Payment," and related interpretations and began expensing the grant-date fair value of employee stock options.  In accordance with  SFAS No. 123R, cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements is classified as financing cash flows.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services.  The compensation cost charged against income for our stock-based compensation program for the twenty-six weeks ended June 28, 2008 and June 30, 2007 was  $113,000 and $250,000 before taxes.  The compensation cost charged against income for the thirteen weeks ended June 28, 2008 and June 30, 2007 was $22,000 and $125,000 before taxes. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated  statement of operations.  No cost was capitalized during  2008 and 2007.  We included a forfeiture assumption of 4.6% in 2008 and 3.5% in 2007 in the calculation of expense.

We use the Black-Scholes option valuation model to estimate the fair value of options granted.  Expected volatility and expected dividend yield are based on the actual historical experience of our stock.  The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107.  The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.  There were no stock options granted in the twenty-six weeks ended June 28, 2008 or June 30, 2007.

Index

Transactions under the Plan were as follows:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value

Balance at December 29, 2007	903,150	$5.80
Exercised	(31,450)	1.17
Canceled	(50,000)	11.10
Balance at June 28, 2008	821,700	$5.66	4.8	$3,255,000
Options exercisable at June 28, 2008	661,666	$4.33	4.1	$3,199,000

The total intrinsic value of stock options exercised during the twenty-six weeks ended June 28, 2008  was $294,000.

As of June 28, 2008, there was approximately  $0.6 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

Cash received from option exercises during the twenty-six weeks ended June 28, 2008 was $12,000.  The excess tax benefit generated from options granted prior to January 1, 2006, which were exercised during  2008, was  $83,000 and was credited to additional paid in capital.

8.  Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share data)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Numerator:
Net income	$5,233	$5,768	$7,915	$9,830
Denominator:
Weighted average shares outstanding us use used in basic earnings per share calculation	17,692	17,688	17,695	17,689
Effect of dilutive stock options.	349	441	369	430
Adjusted weighted average shares outstanding diluted earnings per share	18,041	18,129	18,064	18,119
Basic earnings per share	$0.30	$0.33	$0.45	$0.56
Diluted earnings per share	$0.29	$0.32	$0.44	$0.54

Options to purchase 173,500 and 163,500 shares were outstanding at June 28, 2008 and June 30, 2007, respectively,  but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

Index

9.  Common Stock Repurchases

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

Purchase and cancellation of common stock. We periodically repurchase and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. For the twenty-six weeks ended June 28, 2008, we repurchased and cancelled 43,719 shares of common stock.  During 2007, we repurchased and cancelled 90,205 shares of common stock.

10.  Related-Party Transactions

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

11.  Income Taxes

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No.48, "Accounting for Un-certainty in Income Taxes an interpretation of FASB Statement No. 109"("FIN 48" ) effective December 31, 2006. At June 28, 2008, we have $1.5 million of net unrecognized tax benefits, $1.0 million of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 28, 2008, we have approximately $0.3 million of accrued interest related to uncertain tax positions.

The last year examined by the IRS was 2005, and all years up through and including that year are closed by examination.   We are currently under examination for tax years 2003-2006 by one state tax authority to which we are subject to tax.  The tax years 2004-2007 remain open to examination by the remaining major taxing jurisdictions in the United States to which we are subject.  The tax years 2003-2007 remain open to examination in Sweden for our Swedish subsidiary.

12.  Comprehensive Income

Pursuant to the provisions of SFAS No. 130, "Reporting Comprehensive Income," comprehensive income includes all changes to shareholders' equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income and changes in foreign currency translation adjustments.  Total comprehensive income was $5.2 million and $6.3 million for the thirteen  weeks ended June 28, 2008, and June 30, 2007, respectively.  Total comprehensive income was $8.9 million and $10.1 million  for the twenty-six  weeks ended June 28, 2008 and June 30, 2007, respectively.

13.  New Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) changes the requirements for an acquirer's recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders' equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of SFAS No. 160 is not expected to impact the Company's consolidated results of operations and  financial position.

Index

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007.   SFAS No. 157's fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis have been deferred until fiscal years beginning after November 15, 2008.   We have certain non-financial assets, such as goodwill, intangibles and other long-lived assets, that may be remeasured to fair value on a non-recurring basis.   The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated results of operations and financial position.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control.  Forward-looking statements may be identified by words including "anticipate," "believe," "estimate," "expect," and similar expressions.  The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements.  Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, concentration of the Company's sales and accounts receivable among a small number of customers, the impact of consolidation in  the automotive aftermarket industry, foreign currency fluctuations, dependence on senior management and other risks and factors identified from time to time in the reports the Company files with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in  Part I, "Item 1A, Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2007.

Overview

We are a leading supplier of Original Equipment (OE) Dealer "Exclusive" automotive replacement parts, automotive hardware, brake products, and household hardware to the automotive aftermarket and mass merchandise markets. Dorman automotive parts and hardware are marketed under the OE Solutions™, HELP!(R), AutoGrade™, First Stop™, Conduct-Tite(R), Pik-A-Nut(R), and Scan-Tech™ brand names. We design, package and market over 92,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Our products are sold under one of the seven Dorman brand names listed above. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets including parts manufacturers for resale under their own private labels and salvage yards. Through our Scan-Tech subsidiary, we are increasing our international distribution of automotive replacement parts, with sales into Europe, the Middle East and the Far East.

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

Acquisition and Sale of Assets

In September 2007, we acquired certain assets including inventory and various intangible assets of the Consumer Products Division of Rockford Productions Corporation (Consumer Division) for $3.4 million.  The consolidated results for the thirteen  week and twenty-six week periods ended June 28, 2008 includes the results of the Consumer Division. We have not presented pro forma results of operations  as this result would not have been materially different than actual results for the periods.  In connection with the purchase, we recorded $1.1 million in contract rights, which are included in other assets and are being amortized over a 10 year period.

On May 15, 2008, we sold certain assets of our Canadian subsidiary for $0.9 million, which will be paid in monthly installments throughout 2008.

Change in Vacation Policy

Effective December 31, 2006, we changed our vacation policy so that the current year's vacation time is earned ratably throughout the current year.  Prior to December 31, 2006, all rights to the subsequent year's vacation vested to our employees on the last day of the previous fiscal year and the corresponding liability was recorded in that previous year.  Since employees had vested all 2007 vacation time prior to the beginning of 2007 under the old policy, no additional vacation time was earned in 2007 and no expense was recorded.  This change resulted in a reduction in our vacation accrual of approximately $1.8 million in 2007.  As a result, vacation expense in cost of goods sold and selling, general and administrative expenses was reduced during each of the fiscal quarters in 2007.  Results for the three and six months ended June 30, 2007 include vacation expense reductions of $0.1 million and $0.2 million in cost of goods sold and $0.3 million and $0.6 million in selling, general and administrative expenses, respectively.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

Index

	Percentage of Net Sales
	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net Sales	100.0%	100.0%	100%	100%
Cost of goods sold	66.6	66.1	67.8	65.7
Gross profit	33.4	33.9	32.2	34.3
Selling, general and administrative expenses	23.8	22.4	24.3	23.8
Income from operations	9.6	11.5	7.9	10.5
Interest expense, net	0.3	0.6	0.4	0.6
Income before taxes	9.3	10.9	7.5	9.9
Provision for taxes	3.5	4.2	2.9	3.8
Net Income	5.8%	6.7%	4.6%	6.1%

Thirteen Weeks Ended June 28, 2008 Compared to Thirteen Weeks Ended June 30, 2007

Sales increased 5% to $90.3 million for the second quarter ended June 28, 2008 from $85.8 million in the same period last year.  The favorable effect of foreign currency exchange and the acquisition of the Consumer Division accounted for approximately 3% of the net sales increase.  The remaining increase is primarily the result  of increased revenues from new product sales.

Cost of goods sold, as a percentage of sales, increased to 66.6% for the thirteen weeks ended June 28, 2008 from 66.1% in the same period last year.  The increase is primarily the result of higher material costs caused by higher commodity price increases and weakness in the U.S. dollar.

Selling, general and administrative expenses for the thirteen weeks ended June 28, 2008 increased 12% to $21.5 million from $19.2 million in the same period last year.  The increase is the result of higher variable costs related to our sales growth and increased staffing levels in product development, engineering and quality control.  These increases were partially offset by incentive compensation expense which was  $ 0.4 million lower in the thirteen weeks ended June 28, 2008 than in the prior year due to lower earnings levels in the current year.  Results for the thirteen weeks ended June 30, 2007  also include a $0.3 million reduction in vacation expense due to the vacation policy change mentioned above.

Interest expense, net, decreased to $0.3 million in the thirteen weeks ended June 28, 2008 from $0.5 million in the same period last year due to lower interest rates.

Our effective tax rate decreased to 37.8% in the thirteen weeks ended June 28, 2008 from 38.1% in the same period last year.   The decrease is the result of the reversal of $0.2 in reserves upon completion of the audit of our 2005 tax year by the Internal Revenue Service.

Index

Twenty-six Weeks Ended June 28, 2008 Compared to Twenty-six Weeks Ended June 30, 2007

Sales increased 6% to $170.4 million for the twenty-six weeks  ended June 28, 2008 from $160.1 million in the same period last year.  The favorable effect of foreign currency exchange and the acquisition of the Consumer Division accounted for approximately 3% of the net sales increase.  The remaining increase is primarily the result  of increased revenues from new sales.

Cost of goods sold, as a percentage of sales, increased to 67.8% for the twenty-six weeks ended June 28, 2008 from 65.7% in the same period last year.  The increase is the result of higher material costs caused by higher commodity price increases and general weakness in the U.S. dollar, an increase in customer allowances and returns and a $0.7 million increase in air freight costs necessary to expedite product to fill past due customer orders.  Spending on air freight returned to historical levels in the second quarter of 2008.

Selling, general and administrative expenses for the twenty-six weeks ended June 28, 2008 increased 9% to $41.5 million from $38.0 million in the same period last year.  The increase is the result of higher variable costs related to our sales growth and increased staffing levels in product development, engineering and quality control.  These increases were partially offset by incentive compensation expense which was  $1.2 lower in the twenty-six weeks ended June 28, 2008 than in the prior year due to lower earnings levels in the current year.  Results for the twenty-six weeks ended June 30, 2007  also include a $0.6 million reduction in vacation expense due to the vacation policy change mentioned above.

Interest expense, net, decreased to $0.6 million in the twenty-six weeks ended June 28, 2008 from $1.0 million in the same period last year due to lower interest rates.

Our effective tax rate increased to 38.5% in the twenty-six weeks ended June 28, 2008 from 37.8% in the same period last year.   The increase is the result of the loss of certain state tax benefits, lower earnings from our Swedish subsidiary and a $0.1 million charge to provide a valuation allowance against deferred tax assets of our Canadian subsidiary.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements.  At June 28, 2008, working capital was $153.5 million, total long-term debt (including the current portion and revolving credit borrowings) was $23.1 million and shareholders equity was $182.4 million.  Cash and cash equivalents as of June 28, 2008 were $7.5 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands.  These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow.  We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions.  As of June 28, 2008 and December 29, 2007, we had sold $46.4 million and $39.4 million in accounts receivable under these programs and had removed them from our balance sheets based upon standard payment terms.  We expect continued pressure to extend our payment terms for the foreseeable future.  Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2010.  Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA.  The interest rate at June 28, 2008 was LIBOR plus 65 basis points (3.12%).  Borrowings under the facility were $14.0 million as of June 28, 2008.  We have approximately $14.3 million available under the facility at June 28, 2008.  The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

At June 28, 2008, current portion of long-term debt includes $8.6 million in Senior Notes that were originally issued in August 1998, in a private placement on an unsecured basis ("The Notes").  The Notes bear a 6.81% fixed interest rate which is payable quarterly.  The notes mature  in August 2008.  The Notes require, among other things, that we maintain certain financial covenants relating to debt to capital ratios and minimum net worth. We were in compliance with all financial covenants contained in the Notes and revolving credit facility at June 28, 2008.

Index

We also have outstanding $0.5 million under a commercial loan granted in connection with the opening of a distribution facility which bears interest at 4% payable monthly.  The principal balance is paid monthly in equal installments through September 2013.  The loan is secured by a letter of credit issued under our revolving credit facility.

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

We reported a net use of cash  from our operating activities of $1.4 million in the twenty-six weeks ended June 28, 2008.  Net income, depreciation and a $1.8 million increase in accounts payable were the primary sources of operating cash flow.  Accounts payable increased due to an increase in purchase obligations outstanding to support increased inventory levels due to sales growth.  The primary uses of cash  were inventory and accounts receivable, which increased $7.7 million and $4.8 million, respectively.  Inventory increased to support sales growth and increases in safety stock levels deemed necessary to enable us to better fill customer orders.  Accounts receivable increased due to sales growth, a promotional program that provided extended dating on second time orders of a new product line, and the extension of payment terms to certain customers.

Investing activities used $3.5 million of cash in the twenty-six weeks ended June 28, 2008 primarily as a result of additions to property, plant and equipment.  Capital spending in 2008 consisted of tooling associated with new products, upgrades to information systems and scheduled equipment replacements.

Financing activities generated $5.0 million of cash  in the twenty-six weeks ended June 28, 2008.  The primary element of our financing activities was $5.5 million in borrowings under our revolving credit facility.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

Foreign Currency Fluctuations

In 2007, approximately 73% of our products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, weakness in the dollar has resulted in numerous material price increases and continued pressure from several foreign suppliers to increase prices further.  To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase further.

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

Index

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized by the Company.  We have experienced increases in the cost of materials and transportation costs as a result of commodity price increases.  We have been able to offset a portion of these cost increases through price increases; however, we have not been able to do so completely.  As a result, we have been forced to generate other cost reduction activities in order to offset these cost increases.  We will attempt to mitigate further cost increases by passing along price increases to customers, through the use of alternative suppliers and by  resourcing products to other countries.  However, there can be no assurance that we will be successful in these efforts.

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

Index

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"). SFAS No. 141(R) changes the requirements for an acquirer's recognition and measurement of the assets acquired and the liabilities assumed in a business combination. SFAS No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders' equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent's ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of SFAS No. 160 is not expected to impact the Company's consolidated results of operations and  financial position.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007.   SFAS No. 157's fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis have been deferred until fiscal years beginning after November 15, 2008.  We have certain non-financial assets, such as goodwill intangibles, and other long-lived assets, that may be remeasured to fair value on a non-recurring basis. The adoption of SFAS No. 157 did not have a material impact on the Company's consolidated results of operations and financial position.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates.  With the exception of our revolving credit facility, long-term debt obligations are at fixed interest rates and denominated in U.S. dollars. We manage our interest rate risk by monitoring trends in interest rates as a basis for determining whether to enter into fixed rate or variable rate agreements. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender's base rate or LIBOR would affect the rate at which we could borrow funds thereunder. A one percentage point increase in LIBOR would increase our interest expense on our variable rate debt and our financing costs associated with our sales of accounts receivable by approximately $0.7 million annually.  This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period.

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

Index

Our management, with the participation of the CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended June 28, 2008  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting ("Internal Controls Evaluation").

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    Not Applicable

Item 3.  Defaults Upon Senior Securities   Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of the Company was held on May 22, 2008 to elect  six directors.

At the Annual Meeting the following six persons were elected to serve as Directors of the Company, each to serve for a term of one year to expire at the next annual meeting of shareholders and until his successor has been selected and qualified:

Index

Number of Votes

	For	Withhold Authority

Richard N. Berman	16,428,257	15,753

Steven L. Berman	15,686,687	757,323

George L. Bernstein	16,374,207	69,803

John F. Creamer, Jr.	16,426,257	17,753

Paul R. Lederer	16,376,207	67,803

Edgar W. Levin	16,374,207	69,803

Item 5.  Other Information

In a press release dated  May 15, 2008, we announced the sale of certain assets of our catalytic converter business to Eastern Manufacturing, Inc. ("Eastern Catalytic") and entered into a joint venture agreement with Eastern Catalytic to mutually develop, manufacture and distribute an integrated exhaust manifold and converter product line.  Total proceeds  approximately equal the book value of the assets on our financial statements.

Under the terms of the joint venture agreement, the Company and Eastern Catalytic will co-develop and market a line of integrated exhaust manifolds and catalytic converters for the traditional, retail and export automotive channels.  In addition, the arrangement will enable us to offer Eastern Catalytic's full line of direct fit catalytic converters to the automotive aftermarket.  We will continue to maintain a Canadian distribution facility for our Dorman-branded line of automotive aftermarket products.

Item 6. Exhibits

Item 601

Exhibit Number	Title

3.1 (1)	Amended and Restated Articles of Incorporation of the Company dated May 23, 2007.

3.2 (2)	Bylaws of the Company.

4.1	Amended and Restated Shareholder's Agreement dated July 1, 2006

10.1 (2)	Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.

10.1.1 (4)	Amendment to Lease, dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

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

Index

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
(9)  Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K dated May 24, 2005.
(10) Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K dated September 28, 2006.
(11) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K dated December 12, 2007.

Index

(12) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K dated February 2, 2006.
(13) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K dated y January 29, 2008.
(14) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K dated January 2, 2008.
(15) Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K dated April 1, 2008.
(16) Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K dated April 1, 2008.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

Date August 1, 2008	\s\ Richard Berman
Richard Berman
Chairman and Chief Executive Officer
(Principal executive officer)

Date August 1, 2008	\s\ Mathias Barton
Mathias Barton
Chief Financial Officer and
Principal Accounting Officer
(Principal financial officer)

Index

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company dated May 23, 2007.

3.2	Bylaws of the Company.

4.1	Amended and Restated Shareholders' dated July 1, 2006.

10.1	Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.

10.1.1	Amendment to Lease, dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

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