Form 10-Q
period 2008-09-27
Dorman Products, Inc.
filed 2008-11-04
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 27, 2008
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-18914

DORMAN PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2078856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 East Walnut Street, Colmar, Pennsylvania	18915
(Address of principal executive offices)	(Zip Code)

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

As of November 3, 2008 the Registrant had 17,648,020, shares of common stock, $.01 par value, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 27, 2008

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Thirteen Weeks Ended
(in thousands, except for share data)	September 27, 2008	September 29, 2007
Net Sales	$91,202	$83,174
Cost of goods sold	61,697	53,670
Gross profit	29,505	29,504
Selling, general and administrative expenses	21,010	19,853
Income from operations	8,495	9,651
Interest expense, net	221	512
Income before taxes	8,274	9,139
Provision for taxes	3,226	3,460
Net Income	$5,048	$5,679
Earnings Per Share:
Basic	$0.29	$0.32
Diluted	$0.28	$0.31
Average Shares Outstanding:
Basic	17,660	17,695
Diluted	18,046	18,145

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Thirty-nine Weeks Ended
(in thousands, except for share data)	September 27, 2008	September 29, 2007
Net Sales	$261,638	$243,263
Cost of goods sold	177,265	158,913
Gross profit	84,373	84,350
Selling, general and administrative expenses	62,463	57,863
Income from operations	21,910	26,487
Interest expense, net	774	1,551
Income before taxes	21,136	24,936
Provision for taxes	8,173	9,427
Net Income	$12,963	$15,509
Earnings Per Share:
Basic	$0.73	$0.88
Diluted	$0.72	$0.86
Average Shares Outstanding:
Basic	17,684	17,691
Diluted	18,059	18,130

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except for share data)	September 27, 2008	December 29, 2007
Assets
Current Assets:
Cash and cash equivalents	$7,100	$6,918
Accounts receivable, less allowance for doubtful accounts and customer credits of $32,090 and $28,705	84,865	76,897
Inventories	90,057	80,565
Deferred income taxes	10,751	10,111
Prepaids and other current assets	2,236	1,921
Total current assets	195,009	176,412
Property, Plant and Equipment, net	25,555	25,680
Goodwill	26,633	26,662
Other Assets	1,564	1,901
Total	$248,761	$230,655

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt	$85	$8,654
Accounts payable	22,077	18,752
Accrued compensation	5,210	6,520
Other accrued liabilities	4,309	4,198
Total current liabilities	31,681	38,124
Other Long-Term Liabilities	2,057	1,869
Long-Term Debt	20,878	8,942
Deferred Income Taxes	8,625	7,862
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $.01; authorized 25,000,000 shares; issued and outstanding 17,651,557 and 17,702,948	176	177
Additional paid-in capital	31,883	32,591
Cumulative translation adjustments	3,549	4,141
Retained earnings	149,912	136,949
Total shareholders' equity	185,520	173,858
Total	$248,761	$230,655

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS,  INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Thirty-nine Weeks Ended
(in thousands)	September 27, 2008	September 29, 2007
Cash Flows from Operating Activities:
Net income	$12,963	$15,509
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,707	5,752
Provision for doubtful accounts	411	205
Provision (benefit) for deferred income tax	123	(80)
Provision for non-cash stock compensation	180	365
Changes in assets and liabilities:
Accounts receivable	(8,219)	(7,907)
Inventories	(10,474)	(7,204)
Prepaids and other current assets	-	(189)
Other assets	158	312
Accounts payable	3,173	6,484
Accrued compensation and other liabilities	(1,024)	(863)
Cash provided by operating activities	2,998	12,384
Cash Flows from Investing Activities:
Property, plant and equipment additions	(5,792)	(4,061)
Proceeds from sale of assets of a business	766	-
Business acquisition	-	(3,392)
Cash used in investing activities	(5,026)	(7,453)
Cash Flows from Financing Activities:
Repayment of long-term debt	(8,633)	(8,631)
Net proceeds from revolving credit facility	12,000	5,100
Proceeds from exercise of stock options	68	121
Other stock related activity	38	123
Purchase and cancellation of common stock	(995)	(887)
Cash provided by (used in) financing activities	2,478	(4,174)
Effect of exchange rate changes on cash and cash equivalents	(268)	311
Net Increase in Cash and Cash Equivalents	182	1,068
Cash and Cash Equivalents, Beginning of Period	6,918	5,080
Cash and Cash Equivalents, End of Period	$7,100	$6,148
Supplemental Cash Flow Information
Cash paid for interest expense	$917	$1,591
Cash paid for income taxes	$7,870	$10,053

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS,  INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007 (UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the thirty-nine  week period ended September 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2008.  We  may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers.  Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.  For further information, refer to the consolidated financial statements and footnotes thereto included in our  Annual Report on Form 10-K for the year ended December 29, 2007.

Certain prior year amounts have been reclassified to conform with current year presentation.

2.	Sales of Accounts Receivable

 We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. We do  not retain any servicing requirements for these accounts receivable.  Transactions under these agreements are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement 125.”  At September 27, 2008 and December 29, 2007, $51.1 million and $39.4 million, respectively, of accounts receivable were sold and removed from the consolidated balance sheets based upon standard payment terms.   Selling, general and administrative expenses for the thirty-nine weeks ended September 27, 2008 and September 29, 2007 include $1.8 million and $1.1 million, respectively, in financing costs associated with these accounts receivable sales programs.  During the thirty-nine weeks ended September 27, 2008 and September 29, 2007, we sold $84.2 million and $70.0 million, respectively, under these programs.

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our  products.  Inventories were as follows:

(in thousands)	September 27, 2008	December 29, 2007
Bulk product	$34,154	$34,493
Finished product	52,999	43,212
Packaging materials	2,904	2,860
Total	$90,057	$80,565

4.	Acquisitions

In September 2007, we acquired certain assets including inventory and various intangible assets of the Consumer Products Division of Rockford Productions Corporation (Consumer Division) for $3.4 million.  The consolidated results for the thirteen  week and thirty-nine week periods ended September 27, 2008 include the results of the Consumer Division. We have not presented pro forma results of operations  as this result would not have been materially different than actual results for the periods.  In connection with the purchase, we recorded $1.1 million in contract rights, which are included in other assets and are being amortized over a 10 year period.

Index

Goodwill activity during the thirty-nine week period ended September 27, 2008 is as follows (in thousands):

Balance, December 29, 2007	$26,662
Currency translation	(29)
Balance, September 27, 2008	$26,633

5.	Sale of Assets

On May 15, 2008 we sold certain assets of our catalytic converter business at our Canadian subsidiary for $0.9 million, which is being paid in monthly installments throughout 2008.  Included in Other Current Assets is $0.3 million that remains due at September 27, 2008.

6.	Change in Vacation Policy

Effective December 31, 2006, we changed our vacation policy so that the current year's vacation time is earned ratably throughout the current year.  Prior to December 31, 2006, all rights to the subsequent year's vacation vested to our employees on the last day of the previous fiscal year and the corresponding liability was recorded in that previous year.  Since employees had vested all 2007 vacation time prior to the beginning of 2007 under the old policy, no additional vacation time was earned in 2007 and no expense was recorded.  This change resulted in a reduction in our vacation accrual of approximately $1.8 million in 2007.  As a result, vacation expense in cost of goods sold and selling, general and administrative expenses was reduced during each of the fiscal quarters in 2007.  Results for the thirteen  and thirty-nine weeks ended September 29, 2007 include vacation expense reductions of $0.1 million and $0.3 million in cost of goods sold and $0.4 million and $1.0 million in selling, general and administrative expenses, respectively.

7.	Stock-Based Compensation

Effective May 18, 2000 we amended and restated our Incentive Stock Option Plan (the “Plan”).  Under the terms of the Plan, our Board of Directors may grant incentive stock options or non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees.  Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors, but in no event more than 10 years from the date of grant.  At September 27, 2008, options to acquire 356,289 shares were available for grant under the Plan.

Effective January 1, 2006, we  adopted  SFAS No. 123R “Share-Based Payment,” and related interpretations and began expensing the grant-date fair value of employee stock options.  In accordance with  SFAS No. 123R, cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements is classified as financing cash flows.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services.  The compensation cost charged against income for our stock-based compensation program for the thirty-nine weeks ended September 27, 2008 and September 29, 2007 was $180,000 and $365,000 before taxes.  The compensation cost charged against income for the thirteen weeks ended September 27, 2008 and September 29, 2007 was $67,000 and $115,000 before taxes. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated  statement of operations.  No cost was capitalized during  2008 and 2007.  We included a forfeiture assumption of 4.6% in 2008 and 3.5% in 2007 in the calculation of expense.

We use the Black-Scholes option valuation model to estimate the fair value of options granted.  Expected volatility and expected dividend yield are based on the actual historical experience of our stock.  The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107.  The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.  There were no stock options granted in the thirty-nine weeks ended September 27, 2008 or September 29, 2007.

Transactions under the Plan were as follows:

Index

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 29, 2007	903,150	$5.80
Exercised	(49,050)	1.81
Canceled	(50,000)	11.10
Balance at September 27, 2008	804,100	$5.72	4.5	$6,364,000
Options exercisable at September 27, 2008	644,066	$4.37	3.9	$5,959,000

The total intrinsic value of stock options exercised during the thirty-nine weeks ended September 27, 2008  was $461,000.

As of September 27, 2008, there was approximately  $0.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

Cash received from option exercises during the thirty-nine weeks ended September 27, 2008 was $59,000.  The excess tax benefit generated from options granted prior to January 1, 2006, which were exercised during  2008, was  $123,000 and was credited to additional paid-in capital.

8.	Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Numerator:
Net income	$5,048	$5,679	$12,963	$15,509
Denominator:
Weighted average shares outstanding use used in basic earnings per share calculation	17,660	17,695	17,684	17,691
Effect of dilutive stock options	386	450	375	439
Adjusted weighted average shares outstanding diluted earnings per share	18,046	18,145	18,059	18,130
Basic earnings per share	$0.29	$0.32	$0.73	$0.88
Diluted earnings per share	$0.28	$0.31	$0.72	$0.86

Options to purchase 173,500 and 158,500 shares were outstanding at September 27, 2008 and September 29, 2007, respectively,  but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

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

Purchase and cancellation of common stock. We periodically repurchase and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. For the thirty-nine weeks ended September 27, 2008, we repurchased and cancelled 91,122 shares of common stock.  During 2007, we repurchased and cancelled 90,205 shares of common stock.

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No.48, “Accounting  for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109” (“FIN 48") effective December 31, 2006. At September 27, 2008, we have $1.8 million of net unrecognized tax benefits, $1.1 million of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 27, 2008, we have approximately $0.4 million of accrued interest related to uncertain tax positions.

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

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income and changes in foreign currency translation adjustments.  Total comprehensive income was $3.5 million and $6.6 million for the thirteen  weeks ended September  27, 2008, and September 29, 2007, respectively.  Total comprehensive income was $12.4 million and $16.8 million  for the thirty-nine  weeks ended September 27, 2008 and September 29, 2007, respectively.

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

Index

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”(“SFAS No. 159").  SFAS No. 159  permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  We adopted  SFAS No. 159 effective December 30, 2007, which was the beginning of our fiscal year.  The adoption of SFAS No. 159 did not  have a material impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“ SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007.   SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis have been deferred until fiscal years beginning after November 15, 2008.   We have certain non-financial assets, such as goodwill, intangibles and other long-lived assets, that may be remeasured to fair value on a non-recurring basis.   The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations and financial position.

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

Index

The automotive aftermarket in which we compete has been growing in size; however, the market continues to consolidate. As a result, our customers regularly seek more favorable pricing, product returns and extended payment terms when negotiating with us. While we attempt to avoid or minimize such concessions, in some cases pricing concessions have been made, customer payment terms have been extended and returns of product have exceeded historical levels. The product returns and more favorable pricing primarily affect our profit levels while terms extensions generally reduce operating cash flow and require additional capital to finance the business. We expect both of these trends to continue for the foreseeable future. Gross profit margins have declined over the past three years as a result of this pricing pressure. Another contributing factor in our gross profit margin decline is a shift in mix to higher priced, but lower gross margin products. Both of these trends are expected to continue for the foreseeable future. We have increased our focus on efficiency improvements and product cost reduction initiatives to offset the impact of price pressures.

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

Acquisition and Sale of Assets

In September 2007, we acquired certain assets including inventory and various intangible assets of the Consumer Products Division of Rockford Productions Corporation (Consumer Division) for $3.4 million.  The consolidated results for the thirteen  week and thirty-nine week periods ended September 27, 2008 includes the results of the Consumer Division. We have not presented pro forma results of operations  as this result would not have been materially different than actual results for the periods.  In connection with the purchase, we recorded $1.1 million in contract rights, which are included in other assets and are being amortized over a 10 year period.

On May 15, 2008, we sold certain assets of our Canadian subsidiary for $0.9 million, which is being paid in monthly installments throughout 2008.

Change in Vacation Policy

Effective December 31, 2006, we changed our vacation policy so that the current year's vacation time is earned ratably throughout the current year.  Prior to December 31, 2006, all rights to the subsequent year's vacation vested to our employees on the last day of the previous fiscal year and the corresponding liability was recorded in that previous year.  Since employees had vested all 2007 vacation time prior to the beginning of 2007 under the old policy, no additional vacation time was earned in 2007 and no expense was recorded.  This change resulted in a reduction in our vacation accrual of approximately $1.8 million in 2007.  As a result, vacation expense in cost of goods sold and selling, general and administrative expenses was reduced during each of the fiscal quarters in 2007.  Results for the thirteen and thirty-nine weeks ended September 27, 2008 include vacation expense reductions of $0.1 million and $0.3 million in cost of goods sold and $0.4 million and $1.0 million in selling, general and administrative expenses, respectively.

Index

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Percentage of Net Sales
	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.6	64.5	67.8	65.3
Gross profit	32.4	35.5	32.2	34.7
Selling, general and administrative expenses	23.1	23.9	23.8	23.8
Income from operations	9.3	11.6	8.4	10.9
Interest expense, net	0.2	0.6	0.3	0.6
Income before taxes	9.1	11.0	8.1	10.3
Provision for taxes	3.6	4.2	3.1	3.9
Net Income	5.5%	6.8%	5.0%	6.4%

Thirteen Weeks Ended September 27, 2008 Compared to Thirteen Weeks Ended September 29, 2007

Sales increased 10% to $91.2 million for the third quarter ended September 27, 2008 from $83.2 million in the same period last year.  Our revenue growth was driven by several large line updates that shipped during the quarter, higher new product sales, and increased market penetration.

Cost of goods sold, as a percentage of sales, increased to 67.6% for the thirteen weeks ended September 27, 2008 from 64.5% in the same period last year.  The increase is primarily the result of strategic investments to grow market share and higher material and shipping costs caused by  commodity price increases and weakness in the U.S. dollar.

Selling, general and administrative expenses for the thirteen weeks ended September 27, 2008 increased 6% to $21.0 million from $19.9 million in the same period last year.  Results for the thirteen weeks ended September 27, 2008  include a $0.4 million reduction in vacation expense due to the vacation policy change mentioned above. A tighter focus on cost control resulted in costs increasing just 4% before the vacation adjustment despite our 10% sales growth during the quarter.  Costs increased due to higher variable costs related to our sales growth and increased staffing levels in product development, engineering and quality control.  These increases were partially offset by cost reductions and incentive compensation expense which was $ 0.3 million lower in the thirteen weeks ended September 27, 2008 than in the prior year due to lower earnings levels in 2008.

Interest expense, net, decreased to $0.2 million in the thirteen weeks ended September 27, 2008 from $0.5 million in the same period last year due to lower borrowing levels and interest rates.

Our effective tax rate increased to 39.0% in the thirteen weeks ended September 27, 2008 from 37.9% in the same period last year.   The increase is the result of a loss at our Swedish subsidiary, which has a lower effective tax rate than our U.S. businesses.  The business was profitable last year.

Index

Thirty-nine Weeks Ended September 27, 2008 Compared to Thirty-nine Weeks Ended September 29, 2007

Sales increased 8% to $261.6 million for the thirty-nine weeks ended September 27, 2008 from $243.3 million in the same period last year.  The favorable effect of foreign currency exchange and the net impact of our acquisition and sale of assets accounted for approximately 2% of the net sales increase.  The remaining increase is primarily the result  of increased revenues from new sales and increased market penetration.

Cost of goods sold, as a percentage of sales, increased to 67.8% for the thirty-nine weeks ended September 27, 2008 from 65.3% in the same period last year.  The increase is primarily the result of competitive selling price pressures, higher material and shipping costs caused by higher commodity price increases and weakness in the U.S. dollar, and a $0.7 million increase in air freight costs necessary to expedite product to fill past due customer orders.  Spending on air freight returned to historical levels in the second quarter of 2008.

Selling, general and administrative expenses for the thirty-nine weeks ended September 27, 2008 increased 8% to $62.5 million from $57.9 million in the same period last year.  The increase is the result of higher variable costs related to our sales growth and increased staffing levels in product development, engineering and quality control.  These increases were partially offset by incentive compensation expense which was  $1.3 million lower in the thirty-nine weeks ended September 27, 2008 than in the prior year due to lower earnings levels in 2008.  Results for the thirty-nine weeks ended September 27, 2008 also include a $1.0 million reduction in vacation expense due to the vacation policy change mentioned above.

Interest expense, net, decreased to $0.8 million in the thirty-nine weeks ended September 27, 2008 from $1.6 million in the same period last year due to lower borrowing levels and interest rates.

Our effective tax rate increased to 38.7% in the thirty-nine weeks ended September 27, 2008 from 37.8% in the same period last year.   The increase is the result of the loss of certain state tax benefits and lower earnings from our Swedish subsidiary.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements.  At September 27, 2008, working capital was $163.3 million, total long-term debt (including the current portion and revolving credit borrowings) was $21.0 million and shareholders’ equity was $185.5 million.  Cash and cash equivalents as of September 27, 2008 were $7.1 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands.  These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow.  We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions.  As of September 27, 2008 and December 27, 2007, we sold $51.1 million and $39.4 million in accounts receivable under these programs and removed them from our balance sheets based upon standard payment terms.  We expect continued pressure to extend our payment terms for the foreseeable future.  Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2010.  Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA.  The interest rate at September 27, 2008 was LIBOR plus 65 basis points (4.35%).  Borrowings under the facility were $20.5 million as of September 27, 2008.  We have approximately $7.5 million available under the facility at September 27, 2008.  The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

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

We reported a net source of cash  from our operating activities of $3.0 million in the thirty-nine weeks ended September 27, 2008.  Net income, depreciation and a $3.2 million increase in accounts payable were the primary sources of operating cash flow.  Accounts payable increased primarily as a result of negotiated terms extensions with several of our suppliers.  The primary uses of cash  were inventory and accounts receivable, which increased $10.5 million and $8.2 million, respectively.  Inventory increased to support sales growth and increases in safety stock levels deemed necessary to enable us to better fill customer orders.  Accounts receivable increased due to sales growth, a promotional program that provided extended dating on second time orders of a new product line, and the extension of payment terms to certain customers.

Investing activities used $5.0 million of cash in the thirty-nine weeks ended September 27, 2008 primarily as a result of additions to property, plant and equipment.  Capital spending in 2008 consisted of tooling associated with new products, upgrades to information systems and scheduled equipment replacements.

Financing activities generated $2.5 million of cash  in the thirty-nine weeks ended September 27, 2008.  The primary elements of our financing activities were $12.0 million in borrowings under our revolving credit facility and the repayment of the final installment of $8.6 million on our senior notes originally issued in 1998.  We also repurchased $1.0 million in common stock from our 401(k) plan during the nine months ended September 27, 2008.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

Foreign Currency Fluctuations

In 2007, approximately 73% of our products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, weakness in the dollar has resulted in numerous material price increases and continued pressure from several foreign suppliers to increase prices further.  To the extent that the dollar decreases in value to foreign currencies in the future the price of the product in dollars for new purchase orders may increase further.

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

Index

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized by the Company.  During the second and third quarter of 2008 we experienced significant increases in the cost of our materials and transportation costs as a result of commodity price increases and weakness in the U.S. Dollar.  We expect to be able to offset a portion of these cost increases with higher selling prices; however, we do not expect to be able to do so completely.  As a result, cost of goods sold as a percentage of net sales increased in the thirteen weeks ended September 27, 2008 and may increase further over the next few quarters.  We will attempt to offset any further cost increases by passing along selling price increases to customers, through the use of alternative suppliers and by  resourcing products to other countries.  However, there can be no assurance that we will be successful in these efforts.

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

Goodwill.  We follow the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” We employ a discounted cash flow analysis and a market comparable approach in conducting our impairment tests.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”  (“SFAS No. 159").  SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  We adopted SFAS No. 159 effective December 30, 2007, which was the beginning of our fiscal year.   The adoption of SFAS No. 159 did not have a material impact on our results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157").  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007.   SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis have been deferred until fiscal years beginning after November 15, 2008.  We have certain non-financial assets, such as goodwill intangibles, and other long-lived assets, that may be remeasured to fair value on a non-recurring basis. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates.  Substantially all of our borrowings as well as our accounts receivable sale programs bear interest rates tied to LIBOR.  Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate or LIBOR would affect the rate at which we could borrow funds thereunder. We have experienced increased borrowing costs over the past few months as a result of increases in the LIBOR borrowing rate and increased borrowing rates under our accounts receivable sale programs.  A one percentage point increase in LIBOR would increase our interest expense on our variable rate debt and our financing costs associated with our sales of accounts receivable by approximately $0.7 million annually.  This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period.

Item 4.  Controls and Procedures

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

Index

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

Our management, with the participation of the CEO and CFO, also conducted an evaluation of our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, to determine whether any changes occurred during the period ended September 27, 2008  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (“Internal Controls Evaluation”).

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

Index

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds    Not Applicable

Item 3.  Defaults Upon Senior Securities  Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders    Not Applicable

Item 5.  Other Information

In a press release dated  May 15, 2008, we announced the sale of certain assets of our catalytic converter business to Eastern Manufacturing, Inc. (“Eastern Catalytic”) and entered into a joint venture agreement with Eastern Catalytic to mutually develop, manufacture and distribute an integrated exhaust manifold and converter product line.  Total proceeds  approximately equal the book value of the assets on our financial statements.

Under the terms of the joint venture agreement, the Company and Eastern Catalytic will co-develop and market a line of integrated exhaust manifolds and catalytic converters for the traditional, retail and export automotive channels.  In addition, the arrangement will enable us to offer Eastern Catalytic’s full line of direct fit catalytic converters to the automotive aftermarket.  We will continue to maintain a Canadian distribution facility for our Dorman-branded line of automotive aftermarket products.

Item 6. Exhibits

Item 601 Exhibit Number	Title

3.1 (1)	Amended and Restated Articles of Incorporation of the Company dated May 23, 2007.

3.2 (2)	Bylaws of the Company.

4.1	Amended and Restated Shareholder’s Agreement dated July 1, 2006 (included with this report)

10.1 (2)	Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.

10.1.1 (4)	Amendment to Lease, dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.2 (5)
Assignment of Lease, dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP 1, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania, assigning 10.1.

10.1.3 (8)	Amendment to Lease, dated April 1, 2002, between the Company and the BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

Index

10.1.4 (11)	Amendment to Lease, dated December 12, 2007, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.2 (12)	Lease, dated January 31, 2006, between the Company and First Industrial, L.P. for premises located at 3150 Barry Drive, Portland, Tennessee.

10.2.1 (13)	Amendment to Lease, dated January 28, 2008, between the Company and First Industrial, L.P. for premises located at 3150 Barry Drive, Portland, Tennessee.

10.3 (9)	Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, N.A.

10.3.1 (14)	Amendment to Amended and Restated Credit Agreement, dated December 24, 2007, between the Company and Wachovia Bank, N.A.

10.4 (10)	Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority.

10.5 (6)†	Dorman Products, Inc. Amended and Restated Incentive Stock Plan.

10.6 (3)†	Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.6.1 (7)†	Amendment No. 1 to the Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.7 (3)†	Dorman Products, Inc. Employee Stock Purchase Plan.

10.8 (15)	Employment Agreement, dated April 1, 2008, between the Company and Richard N. Berman.

10.9 (15)	Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).
________________________
†	Management Contracts and Compensatory Plans, Contracts or Arrangements.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2007.
(2)	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 andAmendments No. 1, No. 2, and No. 3 thereto (Registration 33-37264).
(3)	Incorporated by reference to the Exhibits files with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
(4)	Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740).
(5)	Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.
(6)	Incorporated by reference to the Exhibits filed with the Company’s Proxy Statement for the fiscal year ended December 27, 1997.
(7)	Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1994.
(8)	Incorporate by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.
(9)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 24, 2005.

Index

(10)	Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated September 28, 2006.
(11)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated December 12, 2007.
(12)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated February 2, 2006.
(13)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated January 29, 2008.
(14)	Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated January 2, 2008.
(15)	Incorporated by reference to Exhibits filed with the Company’s Current Report on Form 8-K dated April 1, 2008.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

Date November 4, 2008
\s\ Richard Berman
Richard Berman
Chairman and Chief Executive Officer
(Principal executive officer)

Date November 4,, 2008
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