Form 10-K
period 2008-12-27
Dorman Products, Inc.
filed 2009-03-06
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2008

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
Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and “smaller reporting company in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐       No ☒

As of March 2, 2009 the registrant had 17,637,506 shares of common stock, $.01 par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2008 was $91,207,879.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 27, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K

DORMAN PRODUCTS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 27, 2008

Index

PART I
Item 1. Business.

General

Dorman Products, Inc. (formerly R&B, Inc.) was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, "Dorman", the "Company", “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

We are a leading supplier of original equipment dealer "exclusive" automotive replacement parts, and fasteners and service line products primarily for the automotive aftermarket, a market segment which we helped to establish. We design, package and market over 92,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Approximately 35% of our parts and 69% of our net sales consist of original equipment dealer "exclusive" parts and fasteners. Original equipment dealer "exclusive" parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 90% of our products are sold under our brand names and the remainder is sold for resale under customers' private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets and salvage yards. Through our Scan-Tech subsidiary and Dorman Canada business unit, we are increasing our international distribution of automotive replacement parts, with sales into Canada, Europe, the Middle East and the Far East.

The Automotive Aftermarket

The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for sales of approximately $215.5 billion in 2008, and parts for medium and heavy duty trucks, which accounted for sales of approximately $75.2 billion in 2008. We currently market products primarily for passenger cars and light trucks.

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

The remainder of our revenues are generated by the sale of parts that we package for ourselves, or others, for sale in bulk or under the private labels of parts manufacturers and national warehouse distributors (such as Carquest and NAPA). During the years ended December 2008, 2007, and 2006, no single product or related group of products accounted for more than 10% of gross sales.

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

We use a number of different methods to sell our products. Our more than 40 person direct sales force solicits purchases of our products directly from customers, as well as managing the activities of 20 independent manufacturers’ representative agencies. We use independent manufacturers’ representative agencies to help service existing retail and warehouse distribution customers, providing frequent on-site contact. The sales focus is designed to increase sales by adding new product lines and expanding product selection within existing customers and secure new customers. For certain of our major customers, and our private label purchasers, we rely primarily upon the direct efforts of our sales force, who, together with the marketing department and our executive officers, coordinate the more complex pricing and ordering requirements of these accounts.

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

We currently service more than 2,500 active accounts. During 2008, 2007 and 2006, three customers (AutoZone, Advance and O’Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for 40%, 38% and 40% of net sales, respectively.

Index

Manufacturing

Substantially all of our products are manufactured to our specifications by third parties. Because numerous contract manufacturers are available to manufacture our products, we are not dependent upon the services of any one contract manufacturer or any small group of them. No one vendor supplies more than 10% of our products. In 2008, as a percentage of our total dollar volume of purchases, approximately 20% of our products were purchased from various suppliers throughout the United States and the balance of our products were purchased directly from vendors in a variety of foreign countries.

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

Index

Employees

At December 27, 2008, we had 966 employees worldwide, of whom 956 were employed full-time and 10 were employed part-time. Of these employees, 584 were engaged in production, inventory, or quality control, 23 were involved in engineering, product development and brand management, 54 were employed in sales and order entry, and the remaining 305, including our 5 executive officers, were devoted to administration, finance, legal, and strategic planning.

No domestic employees are covered by any collective bargaining agreement. Approximately 31 employees at our Swedish subsidiary are governed by a national union. We consider our relations with our employees to be generally good.

Available Information

Our Internet address is www.dormanproducts.com. The information on this website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K. This website is, and is only intended to be, for reference purposes only. We make available free of charge on our web site our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Dorman Products, Inc. - Office of General Counsel, 3400 East Walnut Street, Colmar, Pennsylvania 18915.

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

Concentration of Sales to Certain Customers. A significant percentage of our sales has been, and will continue to be, concentrated among a relatively small number of customers. During 2008, 2007 and 2006, three customers (AutoZone, Advance, and O’Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for 40%, 38%  and 40 % of net sales, respectively.  We anticipate that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results. See "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Business-Sales and Marketing" sections of this Form 10-K.

Concentrations of Credit Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 81% and 71% of total accounts receivable as of December 27, 2008 and December 29, 2007, respectively. Management continually monitors the credit terms and credit limits to these and other customers.

Customer Terms. The automotive aftermarket has been consolidating over the past several years. As a result, many of our customers have grown larger and therefore have more leverage in negotiations. Customers press for extended payment terms and returns of slow moving product when negotiating with us. While we attempt to avoid or minimize such concessions, in some cases payment terms to customers have been extended and returns of product have exceeded historical levels. The product returns primarily affect our profit levels while terms extensions generally reduce operating cash flow and require additional capital to finance the business. We expect both of these trends to continue for the foreseeable future.

Foreign Currency Fluctuations. In 2008, 80% of our products were purchased from suppliers located in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, weakness in the dollar has resulted in some materials price increases and pressure from several foreign suppliers to increase prices. To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase further.

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

Control by Officers, Directors and Family Members. As of March 2, 2009, Richard N. Berman and Steven L. Berman, who are officers and directors of Dorman Products, Inc., their father, Jordan S. Berman, and their brothers, Marc H. Berman and Fred B. Berman beneficially own approximately 42% of the outstanding Common Stock and are able to elect the Board of Directors, determine the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and control over our policies.

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

Item 1B. Unresolved Staff Comments.

There are no unresolved comments from the Commission staff regarding our periodic or current reports under the Securities Act of 1933, as amended (the “Securities Act”).

Item 2. Properties.

Facilities

We currently have 13 warehouse and office facilities located throughout the United States, Canada, Sweden, China and Korea. Two of these facilities are owned and the remainder are leased. Our headquarters and principal warehouse facilities are as follows:

Location	Description

Colmar, PA	Corporate Headquarters and Warehouse and office - 334,000 sq. ft. (leased) (1)
Warsaw, KY	Warehouse and office - 362,000 sq. ft. (owned)
Portland, TN	Warehouse and office - 414,043 sq. ft. (leased)
Louisiana, MO	Warehouse and office - 90,000 sq. ft. (owned)
Baltimore, MD	Warehouse and office - 83,000 sq. ft. (leased)

In the opinion of management, the existing facilities are in good condition.
_________________

Index

(1)           We lease the Colmar facility from a partnership of which Richard N. Berman, Chief Executive Officer of the Company, and Steven L. Berman, President and Chief Operating Officer of the Company, their father, Jordan S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners. Under the lease we paid rent of $4.13 per square foot ($1.4 million per year) in 2008. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items.  In December, 2007, we executed a new five year lease for the Colmar facility under substantially the same terms and conditions. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal year 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded publicly on the NASDAQ Global Select Stock Market. At March 2, 2009 there were 144 holders of record of common stock, representing more than 1,400 beneficial owners. The last price for our common stock on March 2, 2009, as reported by NASDAQ, was $7.76 per share. Since our initial public offering, we have paid no cash dividends. We do not presently contemplate paying any such dividends in the foreseeable future. The range of high and low sales prices for our common stock for each quarterly period of 2008 and 2007 are as follows:

	2008		2007
	High	Low	High	Low
First Quarter	$14.48	$10.01	$12.95	$9.90
Second Quarter	11.40	8.85	14.75	11.36
Third Quarter	14.06	7.29	14.97	13.17
Fourth Quarter	13.05	6.62	15.00	12.20

For the information regarding our compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return on our Common Stock with the cumulative total shareholder return on the Automotive Parts & Accessories Peer Group of the Hemscott Group Index and the NASDAQ Market Index for the period from December 27, 2003 to December 27, 2008. The Automotive Parts & Accessories Peer Group is comprised of 38 public companies and the information was furnished by Hemscott Inc. The graph assumes $100 invested on December 27, 2003 in our Common Stock and each of the indices, and that the dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies.

Index

Stock Repurchases

Share Repurchase Plan.  On February 22, 2008, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock.  Under this program, share repurchases may be made from time to time depending upon market conditions, share price and availability, and other factors at our discretion.  Repurchases will take place in open market transactions or in privately negotiated transactions in accordance with applicable laws.  We made no stock purchases under the plan during fiscal year ended December 27, 2008.

During the last three months of fiscal year ended December 27, 2008, we purchased shares of our Common Stock as follows:
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 28, 2008 through October 25, 2008	11,537	$10.37	-	-
October 26, 2008 through November 22, 2008	-	-	-	-
November 23, 2008 through December 27, 2008	5,374	11.79	-	-
Total	16,911	$10.82	-	-

(1) All of the shares indicated in the above table were purchased from our 401(k) Plan. Shares are generally purchased from our 401(k) Plan when participants elect to sell units as permitted by the Plan or to leave the Plan upon retirement, termination or other reason. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with equity awards.

In February 2009, the Company filed a registration statement to register 1,000,000 shares of its common stock issuable upon the exercise of outstanding stock options and options to be issued, if any, under the Company’s Amended and Restated Incentive Stock Plan.  Prior to this time, the Company’s reserve of registered shares became depleted and the Company issued unregistered shares upon exercise of options.  Upon discovery of this matter, the Company offered former option holders the ability to rescind these option exercise transactions where registered shares were not actually available upon exercise for all transactions which occurred within the relevant statute of limitations period.  The Company opted for rescission in lieu of investigating the availability of exemptions from registration, given the time and expense associated therewith.  This rescission offer was effected as a private placement which was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Index

Item 6. Selected Financial Data.

(in thousands, except per share data)	2008 (a)	2007 (b)	2006(c)	2005	2004
Statement of Operations Data:
Net sales	$342,325	$327,725	$295,825	$278,117	$249,526
Income from operations	28,404	33,972	26,770	29,776	29,638
Net income	17,813	19,193	13,799	17,077	17,081
Earnings per share
Basic (d)	$1.01	$1.08	$0.78	$0.95	$0.97
Diluted (d)	$0.99	$1.06	$0.76	$0.93	$0.93
Balance Sheet Data:
Total assets	243,422	230,655	217,758	212,156	195,404
Working capital	160,237	138,288	126,804	115,812	101,585
Long-term debt	15,356	8,942	20,596	27,243	25,714
Shareholders' equity	187,844	173,858	153,843	138,542	125,227

(a) Results for 2008 include a $0.7 million reduction ($0.04 per share) in income tax expense as a result of the disposition of our Canadian subsidiary.
(b) Results for 2007 include a $1.8 million reduction ($1.1 million after tax or $0.06 per share) in our vacation liability as a result of a change in our policy, a $0.4 million write down for goodwill impairment ($0.02 per share), and establishment of a valuation reserve of deferred tax assets totaling $0.6 million ($0.03 per share).
(c) Results for 2006 include a $3.2 million non-cash write-down for goodwill impairment ($2.9 million or $0.16 per share) and the write-off of deferred tax benefits ($0.3 million or $0.02 per share).
(d) Per share amounts have been retroactively adjusted to reflect a two-for-one stock split of our common stock effective March 28, 2005.

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

Overview

We are a leading supplier of original equipment dealer "exclusive" automotive replacement parts, and fasteners and service line products primarily for the automotive aftermarket, a market segment which we helped to establish. We design, package and market over 92,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Approximately 35% of our parts and 69% of our net sales consist of original equipment dealer "exclusive" parts and fasteners. Original equipment dealer "exclusive" parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 90% of our products are sold under our brand names and the remainder is sold for resale under customers' private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets and salvage yards. Through our Scan-Tech subsidiary and Dorman Canada business unit, we are increasing our international distribution of automotive replacement parts, with sales into Canada, Europe, the Middle East and the Far East.

Index

During 2008, there was a slowdown in overall global economic activity as well as instability in the financial markets.  These challenges have impacted the global economy, the capital markets, our operating costs and demand for our products.  The results of these challenges include continued higher material and oil-related costs, a liquidity strain on some of our customers and suppliers, decreased consumer confidence and reduced consumer discretionary spending.  We expect these conditions to continue in the foreseeable future.

The credit markets have been volatile in recent quarters as well.  To succeed in this environment we are taking aggressive steps to further reduce all areas of cost, conserve working capital and control capital expenditures.  Fortunately our balance sheet is strong and our revolving credit facility does not mature until June 2010.  The strength of our balance sheet provides us with flexibility to expand or pursue attractive opportunities that may present themselves in these difficult times.

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

In addition, we are relying on new product development as a way to offset some of these customer demands and as our primary vehicle for growth. As such, new product development is a critical success factor for us. We have invested heavily in resources necessary for us to increase our new product development efforts and to strengthen our relationships with our customers. These investments are primarily in the form of increased product development resources and awareness programs and customer service improvements. This has enabled us to provide an expanding array of new product offerings and grow our revenues.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 are all fifty-two week periods.

Acquisition and Sale of Assets

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

On May 15, 2008, we sold certain assets of our Canadian subsidiary for $0.9 million.  We realized a $0.7 million tax benefit upon the disposition of the business.

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

Index

Change in Vacation Policy

Effective December 31, 2006, we changed our vacation policy so that the current year's vacation time is earned ratably throughout the current year.  Prior to December 31, 2006, all rights to the subsequent year's vacation vested to our employees on the last day of the previous fiscal year and the corresponding liability was recorded in that previous year.  Since employees had vested all 2007 vacation time prior to the beginning of 2007 under the old policy, no additional vacation time was earned in 2007 and no expense was recorded.  This change resulted in a reduction in our vacation accrual of approximately $1.8 million in 2007.  As a result, vacation expense in cost of goods sold and selling, general and administrative expenses was reduced during each of the fiscal quarters in 2007.  Results for the year ended December 29, 2007 include vacation expense reductions of $0.4 million in cost of goods sold and $1.4 million in selling, general and administrative expenses, respectively.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) and related interpretations and began expensing the grant-date fair value of employee stock options.  In accordance with SFAS No. 123(R), cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements is classified as financing cash flows.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for each of the years ended December 27, 2008, December 29, 2007 and December 30, 2006 was $0.2 million, $0.5 million and $0.5 million before taxes, respectively. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Percentage of Net Sales
	Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold	67.8	65.7	65.0
Gross profit	32.2	34.3	35.0
Selling, general and administrative expenses	23.9	23.8	25.0
Goodwill impairment	-	0.1	1.0
Income from operations	8.3	10.4	9.0
Interest expense, net	0.3	0.6	0.7
Income before taxes	8.0	9.8	8.3
Provision for taxes	2.8	3.9	3.6
Net Income	5.2%	5.9%	4.7%

Fiscal Year Ended December 27, 2008 Compared to Fiscal Year Ended December 29, 2007

Net sales increased 4.5% to $342.3 million in 2008 from $327.7 million in 2007.  Revenues increased primarily as a result of higher new product sales and further penetration of existing automotive lines.

Cost of goods sold, as a percentage of net sales, increased to 67.8% in 2008 from 65.7% in the same period last year.  The increase is primarily the result of strategic investments to grow market share and higher material and shipping costs caused by higher commodity price increases.

Selling, general and administrative expenses in 2008 increased 4.7% to $81.8 million from $78.1 million in 2007.  The increase is the result of higher variable costs related to our sales growth and increased staffing levels in product development, engineering and quality control.  These increases were partially offset by incentive compensation expense which was $1.8 million lower in 2008 than in the prior year due to lower earnings levels.  Results for 2007 also include a $1.4 million reduction in vacation expense due to the vacation policy change mentioned above.

Index

Interest expense, net, decreased to $0.9 million in 2008 from $1.9 million in 2007 due to lower borrowing levels and interest rates.

Our effective tax rate decreased to 35.2% from 40.2% in the prior year.  The decrease is primarily the result of a $0.7 million tax benefit realized upon the disposition of our Canadian subsidiary.

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

Cost of goods sold, as a percentage of net sales, increased to 65.7% in 2007 from 65.0% in the same period last year.  The increase is primarily the result of a less favorable product mix, an increase in costs related to replacement and rework of defective products and higher product expediting costs.  A $1.6 million decrease in our provision for excess and slow moving inventory  partially offset the cost increases and the impact of the mix shift.

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

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements.  At December 27, 2008, working capital was $160.2 million, total long-term debt (including the current portion and revolving credit borrowings) was $15.4 million and shareholders’ equity was $187.8 million.  Cash and cash equivalents as of December 27, 2008 was $5.8 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands.  These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow.  We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions.  As of December 27, 2008 and December 29, 2007, we sold $55.0 million and $39.4 million in accounts receivable under these programs and removed them from our balance sheets based upon standard payment terms.  We expect continued pressure to extend our payment terms for the foreseeable future.  Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2010.  Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA.  The interest rate at December 27, 2008 was LIBOR plus 65 basis points (1.12%).  Borrowings under the facility were $15.0 million as of December 27, 2008.  We have approximately $13.0 million available under the facility at December 27, 2008.  The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

We also have outstanding $0.4 million under a commercial loan granted in connection with the opening of a distribution facility which bears interest at 4% payable monthly.  The principal balance is paid monthly in equal installments through September 2013.  The loan is secured by a letter of credit issued under our revolving credit facility.

Index

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

We have future obligations for debt repayments, future minimum rental and similar commitments under noncancellable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 27, 2008 are summarized in the tables below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings	$15,442	$86	$15,183	$173	$-
Estimated interest payments (1)	296	184	106	6	-
Operating leases	17,405	3,672	5,782	3,801	4,150
	$33,143	$3,942	$21,071	$3,980	$4,150

(1)
These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the underlying loan agreements. Payments related to variable debt are based on interest rates and outstanding balances as of December 27, 2008. The amounts do not assume the refinancing or replacement of such debt.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of Credit	$1,975	$-	$1,975	$-	$-
	$1,975	$-	$1,975	$-	$-

             The Company has excluded from the table above uncertain tax liabilities as defined in FASB Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes," due to the uncertainty of the amount and period of payment.  As of December 27, 2008, the Company has gross uncertain tax liabilities of $1.8 million (see Note 8 to the consolidated financial statements).

We reported a net source of cash from our operating activities of $9.7 million in the year ended December 27, 2008.  Net income, depreciation and a $3.3 million increase in accounts payable were the primary sources of operating cash flow.  Accounts payable increased primarily as a result of negotiated terms extensions with several of our suppliers.  Inventory was the primary use of cash.  Inventory increased $15.2 million to support sales growth and increases in safety stock levels deemed necessary to enable us to better fill customer orders.

Investing activities used $6.4 million of cash in 2008 primarily as a result of additions to property, plant and equipment.  Capital spending in 2008 consisted of tooling associated with new products, upgrades to information systems and scheduled equipment replacements.

Financing activities used $3.2 million of cash in the year ended December 27, 2008.  The primary elements of our financing activities were $6.5 million in borrowings under our revolving credit facility and the repayment of the final installment of $8.6 million on our senior notes originally issued in 1998.  We also repurchased $1.2 million in common stock from our 401(k) plan during 2008.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

Foreign Currency Fluctuations

In 2008, approximately 80% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, recent declines in the U.S. dollar have resulted in  a number of material price increases. To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase further.

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

Index

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized by us.  During the second and third quarter of 2008 we experienced significant increases in the cost of materials and transportation costs as a result of commodity price increases and weakness in the U.S. Dollar.  The upward pressure on materials and transportation costs eased somewhat in the fourth quarter as the U.S. economy weakened, but costs are up over beginning of the year and prior year levels.  We have been able to offset a portion of these cost increases with higher selling prices; however, we do not expect to be able to do so completely.  As a result, cost of goods sold as a percentage of net sales increased in the second half of 2008 and may increase further next year.  We will attempt to offset further cost increases by passing along selling price increases to customers, through the use of alternative suppliers and by resourcing purchases to other countries.  However there can be no assurance that we will be successful in these efforts.

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer, and Steven L. Berman, our President, are partners.  Total rental payments each year to the partnership under the lease arrangement were $1.4 million in 2008 and $1.3 million in 2007 and 2006.  During 2007, we amended the lease with the partnership, which will now expire on December 28, 2012.

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

Allowance for Doubtful Accounts. The preparation of our financial statements requires us to make estimates of the collectability of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 81% and 71% of net accounts receivable as of December 27, 2008 and December 29, 2007, respectively. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on our sales and operating results.

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

Goodwill. We follow the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". We employ a discounted cash flow analysis and a market comparable approach in conducting our impairment tests. Earnings multiples of 5.25 to 5.5 times EBITDA were used when conducting these tests in 2008. As a result of the impairment tests performed in 2007 and 2006, we wrote-off the goodwill of our Canadian subsidiary (Hermoff) and our Swedish subsidiary (Scan-Tech), respectively. See Note 1 of the Notes to Consolidated Financial Statements in this report.

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

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets: (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is not expected to impact the Company’s consolidated results of operations and financial position.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007.  The FASB has agreed to a one-year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  We adopted SFAS No. 157 for financial assets and liabilities on December 30, 2007, and there was no impact on the Company’s results of operations and financial position.  We do not believe the adoption of SFAS No. 157 for non-financial assets and liabilities will have a material impact on the Company’s consolidated results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Index

Our market risk is the potential loss arising from adverse changes in interest rates.  Substantially all of our borrowings as well as our accounts receivable sale programs bear interest rates tied to LIBOR.  Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. We experienced increased borrowing costs in the second half of 2008 as a result of increases in the discount rates under our accounts receivable sale programs.  These cost increases were caused primarily by the tight credit markets in the U.S. during 2008.  A one percentage point increase in LIBOR or the discount rates on our accounts receivable sale program would increase our interest expense on our variable rate debt and our accounts receivable financing costs by approximately $0.7 million annually.  This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period.

Item 8. Financial Statements and Supplementary Data.

Our financial statement schedules that are filed with this Report on Form 10-K are listed in Item 15(a)(2), Part IV, of this Report.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dorman Products, Inc.:

We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 27, 2008.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dorman Products, Inc. and subsidiaries as of December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dorman Products, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 8, effective December 31, 2006, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes.

KPMG LLP
Philadelphia, Pennsylvania
March 6, 2009

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
	(in thousands, except per share data)

Net Sales	$342,325	$327,725	$295,825
Cost of goods sold	232,140	215,256	192,348
Gross profit	110,185	112,469	103,477
Selling, general and administrative expenses	81,781	78,083	73,810
Goodwill impairment	-	414	2,897
Income from operations	28,404	33,972	26,770
Interest expense, net	920	1,856	2,267
Income before income taxes	27,484	32,116	24,503
Income taxes	9,671	12,923	10,704
Net Income	$17,813	$19,193	$13,799
Earnings Per Share:
Basic	$1.01	$1.08	$0.78
Diluted	$0.99	$1.06	$0.76
Weighted Average Shares Outstanding:
Basic	17,675	17,693	17,722
Diluted	18,049	18,132	18,139

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 27, 2008	December 29, 2007
Assets
Current Assets:
Cash and cash equivalents	$5,824	$6,918
Accounts receivable, less allowance for doubtful accounts and customer credits of $32,563 and $28,705	77,101	76,897
Inventories	93,577	80,565
Deferred income taxes	11,626	10,111
Prepaids and other current assets	2,135	1,921
Total current assets	190,263	176,412
Property, Plant and Equipment, net	25,053	25,680
Goodwill	26,553	26,662
Other Assets	1,553	1,901
Total	$243,422	$230,655

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt	$86	$8,654
Accounts payable	21,900	18,752
Accrued compensation	4,775	6,520
Other accrued liabilities	3,265	4,198
Total current liabilities	30,026	38,124
Other Long-Term Liabilities	2,108	1,869
Long-Term Debt	15,356	8,942
Deferred Income Taxes	8,088	7,862
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $.01; authorized 25,000,000 shares; issued and outstanding 17,644,371 and 17,702,948 shares	176	177
Additional paid-in capital	31,985	32,591
Cumulative translation adjustments	1,073	4,141
Retained earnings	154,610	136,949
Total shareholders' equity	187,844	173,858
Total	$243,422	$230,655

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)	Common Stock		Additional	Cumulative
	Shares Issued	Par Value	Paid-In Capital	Translation Adjustments	Retained Earnings	Total
Balance at December 31, 2005	17,749,583	$177	$33,138	$1,270	$103,957	$138,542
Common stock issued to Employee Stock Purchase Plan	952	-	8	-	-	8
Shares issued under Incentive Stock Plan	34,017	-	134	-	-	134
Other stock related activity	-	-	17	-	-	17
Purchase and cancellation of common stock	(79,053)	-	(829)	-	-	(829)
Compensation expense under Incentive Stock Plan	-	-	488	-	-	488
Comprehensive Income:
Net income	-	-	-	-	13,799	13,799
Currency translation adjustments	-	-	-	1,684	-	1,684
Total comprehensive income						15,483
Balance at December 30, 2006	17,705,499	177	32,956	2,954	117,756	153,843
Common stock issued to Employee Stock Purchase Plan	186	-	2	-	-	2
Shares issued under Incentive Stock Plan	87,468	1	120	-	-	121
Other stock related activity	-	-	135	-	-	135
Purchase and cancellation of common stock	(90,205)	(1)	(1,078)	-	-	(1,079)
Compensation expense under Incentive Stock Plan	-	-	456	-	-	456
Comprehensive Income:
Net income	-	-	-	-	19,193	19,193
Currency translation adjustments	-	-	-	1,187	-	1,187
Total comprehensive income						20,380
Balance at December 29, 2007	17,702,948	177	32,591	4,141	136,949	173,858
Common stock issued to Employee Stock Purchase Plan	1,459	-	11	-	-	11
Shares issued under Incentive Stock Plan	47,997	-	118	-	-	118
Other stock related activity	-	-	42	-	-	42
Purchase and cancellation of common stock	(108,033)	(1)	(1,025)	-	(152)	(1,178)
Compensation expense under Incentive Stock Plan	-	-	248	-	-	248
Comprehensive Income:
Net income	-	-	-	-	17,813	17,813
Currency translation adjustments	-	-	-	(3,068)	-	(3,068)
Total comprehensive income						14,745
Balance at December 27, 2008	17,644,371	$176	$31,985	$1,073	$154,610	$187,844

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 27, 2008	December 29, 2007	December 30, 2006
Cash Flows from Operating Activities:
Net income	$17,813	$19,193	$13,799
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,672	7,744	6,824
Goodwill impairment	-	414	2,897
Provision for doubtful accounts	487	302	1,164
Provision for deferred income tax	(1,289)	436	365
Provision for non-cash stock compensation	248	456	488
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(979)	259	(13,125)
Inventories	(15,180)	(9,886)	8,517
Prepaids and other current assets	(429)	(423)	152
Other assets	339	91	(380)
Accounts payable	3,349	5,740	(2,091)
Accrued compensation and other liabilities	(2,293)	(1,655)	(2,435)
Cash provided by operating activities	9,738	22,671	16,175
Cash Flows from Investing Activities:
Property, plant and equipment additions	(7,323)	(5,371)	(7,278)
Proceeds for sale of assets of a business	919	-	-
Business acquisition, net of cash acquired	-	(3,392)	-
Cash used in investing activities	(6,404)	(8,763)	(7,278)
Cash Flows from Financing Activities:
Repayment of long-term debt obligations	(8,654)	(8,651)	(8,592)
Proceeds from promissory note	-	-	625
Net proceeds (repayment) from revolving credit facility	6,500	(3,000)	1,400
Proceeds from exercise of stock options	129	123	159
Other stock related activity	43	135	-
Purchase and cancellation of common stock	(1,178)	(1,079)	(829)
Cash used in financing activities	(3,160)	(12,472)	(7,237)
Effect of exchange rate changes on Foreign Currency	(1,268)	402	476
Net (Decrease) Increase in Cash and Cash Equivalents	(1,094)	1,838	2,136
Cash and Cash Equivalents, Beginning of Year	6,918	5,080	2,944
Cash and Cash Equivalents, End of Year	$5,824	$6,918	$5,080
Supplemental Cash Flow Information
Cash paid for interest expense	$1,132	$2,001	$2,287
Cash paid for income taxes	$11,308	$13,093	$10,558

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 27, 2008

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

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 27, 2008, December 29, 2007 and December 30, 2006 are all fifty-two week periods.

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

Sales of Accounts Receivable. We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. We do not retain any servicing requirements for these accounts receivable. Transactions under these agreements are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement 125.”  At December 27, 2008 and December 29, 2007, approximately $55.0 million and $39.4 million of accounts receivable were sold and removed from the consolidated balance sheets, respectively, based upon standard payment terms. Selling, general and administrative expenses include $2.6 million, $1.9 million, and $1.7 million in 2008, 2007 and 2006, respectively, in financing costs associated with these accounts receivable sales programs.  During 2008, 2007, and 2006, we sold $109.1 million, $104.0 million and $80.8 million, respectively, under these programs.

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

Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  We did not record any asset impairment charges in fiscal 2008, 2007 or 2006.

Goodwill. We follow the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". We employ a discounted cash flow analysis and a market comparable approach in conducting our impairment tests. Earnings multiples of 5.25 to 5.50 times EBITDA were used when conducting these tests in 2008.

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

Other Assets. Other assets consist of  contract rights, which are being amortized on a straight-lined basis; deposits; costs incurred for the preparation and printing of product catalogs, which are capitalized and amortized upon distribution; and deferred financing costs, which are capitalized and amortized over the term of the related financing agreement.

Change in Vacation Policy.  Effective December 31, 2006, we changed our vacation policy so that the current year's vacation time is earned ratably throughout the current year.  Prior to December 31, 2006, all rights to the subsequent year's vacation vested to our employees on the last day of the previous fiscal year and the corresponding liability was recorded in that previous year.  Since employees had vested all 2007 vacation time prior to the beginning of 2007 under the old policy, no additional vacation time was earned in 2007 and no expense was recorded.  This change resulted in a reduction in our vacation accrual of approximately $1.8 million in 2007.  As a result, vacation expense in cost of goods sold and selling, general and administrative expenses was reduced during each of the fiscal quarters in 2007.  Results for the year ended December 29, 2007 include vacation expense reductions of $0.4 million in cost of goods sold and $1.4 million in selling, general and administrative expenses, respectively.

Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $3.4 million in 2008, $2.6 million in 2007 and $2.2 million in 2006 have been recorded in selling, general and administrative expenses.

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

Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 81% and 71% of net accounts receivable as of December 27, 2008 and December 29, 2007, respectively. We continually monitor the credit terms and credit limits to these and other customers.  In 2008, approximately 80% of our products were purchased from suppliers located in a variety of foreign countries, with the largest portion coming from China.

Index

Fair Value Disclosures. The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Based on borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of total long-term debt, including the current portion, was $15.4 million at December 27, 2008 and $18.1 million at December 29, 2007.

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

Earnings Per Share. The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three years ended December 27, 2008:

	2008	2007	2006
Numerator:	(in thousands, except per share data)
Net income	$17,813	$19,193	$13,799
Denominator:
Weighted average shares outstanding used in basic earnings per share calculation	17,675	17,693	17,722
Effect of dilutive stock options	374	439	417
Adjusted weighted average shares outstanding diluted earnings per share	18,049	18,132	18,139
Basic earnings per share	$1.01	$1.08	$0.78
Diluted earnings per share	$0.99	$1.06	$0.76

Options to purchase 203,500, 213,500 and 163,500 shares were outstanding at December 27, 2008, December 29, 2007, and December 30, 2006 respectively, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive.

Stock-Based Compensation. At December 27, 2008, we had one stock-based employee compensation plan, which is described more fully in Note 11. Effective January 1, 2006, we adopted SFAS No. 123 (R) “Share-Based Payment” and related interpretations using the modified prospective transition method, and therefore, have not restated prior periods. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. The fair values of all stock options granted by the Company are determined using the Black-Scholes model.

Product Warranties. We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a one year, two year, or limited lifetime warranty depending on the product type. All warranties limit the customer’s remedy to the repair or replacement of the part that is defective. We record estimates for product warranty costs in the period of sale. Estimated warranty costs are based upon actual experience and forecasts using the best historical and current claim information available. Warranty expense for fiscal 2008, 2007 and 2006 was $0.9 million, $0.5 million and $0.4 million, respectively.

Index

2.   Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products. Inventories were as follows:
(in thousands)	December 27, 2008	December 29, 2007
Bulk product	$35,385	$34,493
Finished product	55,558	43,212
Packaging materials	2,634	2,860
Total	$93,577	$80,565

3.   Property, Plant and Equipment

Property, plant and equipment consists of the following:
(in thousands)	December 27, 2008	December 29, 2007
Property under capitalized leases	$2,302	$2,302
Buildings	12,479	11,515
Machinery, equipment and tooling	33,084	34,171
Furniture, fixtures and leasehold improvements	4,064	4,014
Computer and other equipment	30,143	29,204
Total	82,072	81,206
Less-accumulated depreciation	(57,019)	(55,526)
Property, plant and equipment, net	$25,053	$25,680

4.   Acquisition and Sale of Assets

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

On May 15, 2008, we sold certain assets of our Canadian subsidiary for $0.9 million.

Goodwill activity during the two years ended December 27, 2008 is as follows: (in thousands)

Balance, December 30, 2006	$26,958
Goodwill impairment	(414)
Translation	118
Balance, December 29, 2007	26,662
Translation	(109)
Balance, December 27, 2008	$26,553

Index

5.   Long-Term Debt

Long-term debt consists of the following:

(in thousands)	December 27, 2008	December 29, 2007
Bank credit facility	$15,000	$8,500
Senior notes	-	8,571
Promissory note	442	525
Total	15,442	17,596
Less: Current portion	(86)	(8,654)
Total long-term debt	$15,356	$8,942

Bank Credit Facility. In December 2007, we amended our existing Revolving Credit Facility. The amendment extended the expiration date from June 2008 to June 2010. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at December 27, 2008 was LIBOR plus 65 basis points (1.12%). The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

The average amount outstanding under the Revolving Credit Facility was $14.2 million and 12.6 million during 2008 and 2007, respectively. The maximum amount outstanding in 2008 and 2007 was $24.5 million and $23.3 million,  respectively.

Senior Notes. The Senior Notes bear a 6.81% fixed interest rate, payable quarterly. Annual principal repayments at the rate of $8.6 million were due each August through 2008. Terms of the Note Purchase Agreement required, among other things, that we maintained certain financial covenants relating to debt to capital ratios and minimum net worth.  The Senior Notes were repaid in full in August 2008.

Promissory Note. In September 2006, we borrowed $625,000 under a commercial loan agreement in connection with the opening of a new distribution facility. The principal balance is paid in monthly installments through September 2013. The outstanding balance bears interest at an annual rate of 4% payable monthly. The loan is secured by a letter of credit issued under our Revolving Credit Facility.

We are in compliance with all financial covenants contained in the Revolving Credit Facility.

Aggregate annual principal payments applicable to long-term debt obligations as of December 27, 2008 are as follows:

(in thousands)
2009	$86
2010	15,090
2011	93
2012	97
2013	76
Total	$15,442

6.   Operating Lease Commitments and Rent Expense

We lease certain equipment, automobiles and operating facilities, including our primary operating facility which is leased from a partnership described in Note 7, under noncancelable operating leases. Approximate future minimum rental payments as of December 27, 2008 under these leases are summarized as follows:

Index

(in thousands)
2009	$3,672
2010	3,226
2011	2,556
2012	2,579
2013	1,222
Thereafter	4,150
Total	$17,405

Rent expense was $4.8 million in 2008, $4.0 million in 2007, and $4.3 million in 2006.

7.   Related Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer and Steven L. Berman, our President are partners. Total rental payments each year to the partnership under the lease arrangement were $1.4 million, $1.3 million and $1.3 million in 2008, 2007 and 2006, respectively.  The lease with the partnership expires December 28, 2012.

8.  Income Taxes

The components of the income tax provision (benefit) are as follows:

(in thousands)	2008	2007	2006
Current:
Federal	$9,804	$10,561	$9,118
State	1,264	1,290	1,015
Foreign	(108)	636	206
	10,960	12,487	10,339
Deferred:
Federal	(1,143)	160	285
State	(146)	13	(84)
Foreign	-	263	164
	(1,289)	436	365
Total	$9,671	$12,923	$10,704

The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective tax rate:

	2008	2007	2006
Federal taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	2.6	2.6	2.5
Write-off of investment in foreign subsidiary	(2.4)	-	-
Goodwill impairment	-	0.4	4.1
Deferred tax write-off	-	1.8	1.3
Stock-based compensation	0.2	0.4	0.5
Other	(0.2)	-	0.3
Effective tax rate	35.2%	40.2%	43.7%

Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:

Index

(in thousands)	December 27, 2008	December 29, 2007
Assets:
Inventories	$4,540	$4,837
Accounts receivable	6,432	4,369
Accrued expenses	1,364	1,520
Other	807	690
Gross deferred tax assets	13,143	11,416
Liabilities:
Depreciation	395	552
Goodwill	8,643	8,004
Gross deferred tax liabilities	9,038	8,556
Net deferred tax assets before valuation allowance	4,105	2,860
Valuation allowance	(567)	(611)
Net deferred tax assets	$3,538	$2,249

In 2007, we recorded a valuation allowance totaling $0.6 million against certain foreign tax loss carry forwards.

Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the remaining net deferred tax assets.

As of December 27, 2008, we have not provided taxes on unremitted foreign earnings from our foreign affiliate of approximately $9.7 million that are intended to be indefinitely reinvested in operations and expansion outside the United States. An estimated $1.4 million in U.S. income and foreign withholding taxes would be due if the earnings were remitted as dividends.

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) effective December 31, 2006.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.   At December 27, 2008, we have $1.8 million of unrecognized tax benefits, $1.1 million of which would affect our effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 29, 2007	$1,504
Reductions due to lapses in statutes of limitations	(79)
Additions based on tax positions taken during the current period	327
Balance at December 27, 2008	$1,752

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 27, 2008, we have approximately $0.4 million of accrued interest related to uncertain tax positions.

The last year examined by the IRS was 2005, and all years up through and including that year are closed by examination.    We are currently under examination for tax years 2003 - 2006 by one state tax authority to which we are subject to tax. The tax years 2004-2008 remain open to examination by the remaining major taxing jurisdictions in the United States to which we are subject. The tax years 2004-2008 remain open to examination in Sweden for our Swedish subsidiary.

9.   Business Segments

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," we have determined that our business comprises a single reportable operating segment, namely, the sale of replacement parts for the automotive aftermarket.

During 2008, 2007 and 2006, three customers each accounted for more than 10% of net sales and in the aggregate accounted for 40%, 38% and 40% of net sales, respectively. Net sales to countries outside the US, primarily to Europe and Canada in 2008, 2007 and 2006 were $27.2 million, 29.7 million and $25.6 million, respectively.

Index

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

11.   Capital Stock

Purchase and cancellation of common stock. We periodically repurchase and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. During 2008 and 2007, our board of directors approved the cancellation of  108,033 and 90,205 shares of common stock, respectively.

Undesignated Stock. We have 75,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by our Board of Directors.

Control by Officers, Directors and Family Members. As of March 2, 2009, Richard N. Berman and Steven L. Berman, who are officers and directors of the Company, their father and their brothers beneficially own 41% of the outstanding our Common Stock and are able to elect our Board of Directors, determine the outcome of most corporate actions requiring shareholder approval and control our policies.

Incentive Stock Option Plan. Effective on May 18, 2000, we amended and restated our Incentive Stock Option Plan (the "Plan"). Under the terms of the Plan, our Board of Directors may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At December 27, 2008, options to acquire 330,689 shares were available for grant under the Plan.

Effective January 1, 2006, we adopted SFAS No. 123(R) and related interpretations and began expensing the grant-date fair value of employee stock options.  In accordance with SFAS No. 123(R), cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements be classified as financing cash flows.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for the year ended December 27, 2008, December 29, 2007 and December 30, 2006 was $248,000, $456,000 and $488,000 before taxes, respectively. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations. No cost was capitalized during fiscal 2008, 2007 or 2006.  We included a forfeiture assumption of 4.6%, 3.5% and 2.6% in the calculation of expense in 2008, 2007 and 2006, respectively.

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

Index

	2008	2007	2006
Expected dividend yield	0%	0%	0%
Expected stock price volatility	37%	36%	45%
Risk-free interest rate	1.8%	3.8%	4.5%
Expected life of options	6.5 years	6.5 years	6.5 years

The weighted-average grant-date fair value of options granted during 2008, 2007 and 2006 was $4.49, $5.96 and $4.95 per option, respectively.

Transactions under the Plan for the three years ended December 27, 2008 were as follows:

	Shares	Option Price per share	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2005	995,216	$0.50 - 12.48	$4.80
Granted	45,000	9.15 - 10.10	9.68
Exercised	(35,066)	0.50 - 9.73	3.83
Cancelled	(23,200)	0.94 - 9.73	8.94
Balance at December 30, 2006	981,950	0.50 - 12.48	4.96
Granted	55,000	13.79	13.79
Exercised	(109,800)	0.50 - 7.14	1.21
Cancelled	(24,000)	7.14 -12.48	10.60
Balance at December 29, 2007	903,150	0.50 - 13.79	5.80
Granted	40,000	11.34	11.34
Exercised	(58,650)	0.50 - 7.14	2.53
Cancelled	(64,400)	4.00 – 12.48	10.93
Balance at December 27, 2008	820,100	$0.50 - 13.79	$5.91	4.6	$5,625,000
Options exercisable at December 27, 2008	650,366	$0.50 - 13.79	$4.46	3.7	$5,363,000

The total intrinsic value of stock options exercised during 2008 was $511,000.

As of December 27, 2008, there was approximately $0.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

Cash received from option exercises during 2008 was $118,000. The total tax benefit generated from options which were exercised during 2008 and 2007 was approximately $126,000 and $409,000, respectively, and was credited to additional paid in capital.

The following table summarizes information concerning currently outstanding and exercisable options at December 27, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$ 0.50 - $1.50	325,700	2.4	$1.45	325,700	$1.45
$ 4.00 - $5.08	120,150	4.1	$4.72	120,150	$4.72
$ 7.14 - $8.01	170,750	5.1	$7.65	137,416	$7.56
$ 9.15 - $11.34	65,000	9.1	$10.72	10,000	$9.72
$ 12.48 - $13.79	138,500	7.2	$13.00	57,100	$12.64
	820,100		$5.91	650,366	$4.46

Index

Employee Stock Purchase Plan. In March 1992, our Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Plan permits the granting of options to purchase up to 600,000 shares of common stock by our employees. In any given year, employees may purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expire on the last day of the fiscal year. During 2008, optionees had exercised rights to purchase 1,459 shares at prices from $7.69 to $9.26 per share for total net proceeds of $11,000.

401(k) Retirement Plan. We maintain a defined contribution profit sharing and 401(k) plan covering substantially all of our employees as of December 27, 2008. Annual contributions under the plan are determined by our Board of Directors. Consolidated expense related to the plan was $1,284,000, $1,223,000 and $1,095,000, in fiscal 2008, 2007 and 2006, respectively.  At December 27, 2008, the plan held 448,694 shares of our stock.

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

13.   Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets: (“FSP 142-3”).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is not expected to impact the Company’s consolidated results of operations and financial position.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007.  The FASB has agreed to a one-year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  We adopted SFAS No. 157 for financial assets and liabilities on December 30, 2007, and there was no impact on the Company’s results of operations and financial position.  We do not believe the adoption of SFAS No. 157 for non-financial assets and liabilities will have a material impact on the Company’s consolidated results of operations and financial position.

Index

Supplementary Financial Information

Quarterly Results of Operations (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended December 27, 2008 and December 29, 2007:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2008
Net sales	$80,125	$90,311	$91,202	$80,687
Income from operations	4,719	8,696	8,495	6,494
Net income	2,682	5,233	5,048	4,850
Diluted earnings per share	0.15	0.29	0.28	0.27

	2007
Net sales	$74,293	$85,796	$83,174	$84,462
Income from operations	6,991	9,845	9,651	7,485
Net income	4,062	5,768	5,679	3,684
Diluted earnings per share	0.22	0.32	0.31	0.20

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation, as of December 27, 2008, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information related to us during the period when our periodic reports are being prepared.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation, as of December 27, 2008, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that, as of December 27, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Index

Our internal control over financial reporting as of December 27, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, to determine whether any changes occurred during the quarter ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 27, 2008.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dorman Products, Inc.:

We have audited Dorman Products, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dorman Products, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, Dorman Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 27, 2008 and December 29, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 27, 2008, and the related financial statement schedule, and our report dated March 6, 2009 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

KPMG LLP
Philadelphia, Pennsylvania
March 6, 2009

Index

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The required information is incorporated by reference from our definitive proxy statement for our 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year ended December 27, 2008.

Executive Officers of the Registrant.

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position with the Company

Mathias J. Barton	49	Senior Vice President, Chief Financial Officer

Joseph M. Beretta	54	Senior Vice President, Product

Richard N. Berman	52	Chief Executive Officer, Chairman of the Board of Directors, and Director

Steven L. Berman	49	President, Chief Operating Officer, Secretary-Treasurer, and Director

Fred V. Frigo	52	Senior Vice President, Operations

Thomas J. Knoblauch	53	Vice President, General Counsel and Assistant Secretary

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

Fred V. Frigo joined the Company in March 1997 as Director, Operations and was named Senior Vice President, Operations in September 2003. Prior to joining the Company, Mr. Frigo was the Plant Manager for Cooper Industries (Federal Mogul), where he was responsible for their Wagner Brake Plant in Boston and following that the Wagner Lighting Operations in Boyertown, Pennsylvania. He is a graduate of Elmhurst College.

Thomas J. Knoblauch joined the Company in April 2005 as Vice President and General Counsel. In May 2005, Mr. Knoblauch was appointed Assistant Secretary. Prior to joining the Company he was Corporate Counsel at SunGard Data Systems, Inc. and General Counsel at Rosenbluth International, Inc. He is a graduate of Widener University, St. Joseph's University, and the Widener University School of Law. Mr. Knoblauch is a member of both the Pennsylvania and New York Bar.

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

Index

Item 11. Executive Compensation.

The required information is incorporated by reference from our definitive proxy statement for our 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year ended December 27, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The required information is incorporated by reference from our definitive proxy statement for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year ended December 27, 2008.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 27, 2008:

			(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	820,100	$5.91	330,689
Equity compensation plans not approved by security holders	-	-	-
Total	820,100	$5.91	330,689

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The required information is incorporated by reference from our definitive proxy statement for our 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year ended December 27, 2008.

Item 14. Principal Accounting Fees and Services.

The required information is incorporated by reference from our definitive proxy statement for its 2009 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year ended December 27, 2008.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Consolidated Financial Statements. Our consolidated financial statements and related documents are provided in Item 8, Part II, of this Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 27, 2008, December 29, 2007, and December 30, 2006.

Consolidated Balance Sheets as of December 27, 2008 and December 29, 2007.

Consolidated Statements of Shareholders' Equity for the years ended December 27, 2008, December 29, 2007, and December 30, 2006.

Index

Consolidated Statements of Cash Flows for the years ended December 27, 2008, December 29, 2007, December 30, 2006.

Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts at Page 43

(a)(3) Exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K and Item 15(c) of this Form 10-K are listed below:

Item 601

Exhibit-Number	Title

3.1 (1)	Amended and Restated Articles of Incorporation of the Company.

4.1 (1)	Specimen Common Stock Certificate of the Company.

10.1 (1)	Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.

3.1.1 (2)	Amendment, dated May 23, 2007, to the Amended and Restated Articles of Incorporation of the Company, permitting the issuance of uncertificated shares.

3.2 (3)	Amended and Restated Bylaws of the Company.

10.1.1 (4)	Amendment to Lease, dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

4.2 (5)	Amended and Restated Shareholders' Agreement dated July 1, 2006.

10.1.2 (6)
Assignment of Lease dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP I, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania, assigning 10.1.

10.1.3 (7)	Amendment to Lease, dated April 1, 2002, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.4 (8)	Amendment to Lease, dated December 12, 2007, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.5 (9)	Lease, dated January 31, 2006, between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee.

10.1.6 (10)	Amendment to Lease, dated January 28, 2008, between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee.

10.1.7 (11)	Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, N.A.

10.1.8 (12)	Amendment to Amended and Restated Credit Agreement, dated December 24, 2007, between the Company and Wachovia Bank N.A., amending 10.1.5.

10.1.9 (13)	Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority.

Index

10.3 (14)†	Dorman Products, Inc. Amended and Restated Incentive Stock Plan.

10.4 (15)†	Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.4.1 (16)†	Amendment No. 1 to the Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.5 (15) †	Dorman Products, Inc. Employee Stock Purchase Plan.

14.1 (17)	Code of Ethics

21	Subsidiaries of the Company (filed with this report)

23	Consent of Independent Registered Public Accounting Firm (filed with this report)

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

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
(5) Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
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
(8) Incorporated by reference to the Exhibits filed with the Company's Current Report on Form 8-K dated December 12, 2007.
(9) Incorporated by reference to the Exhibits filed with the Company's Current Report of Form 8-K dated February 2, 2006.
(10) Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K dated January 29, 2008.
(11) Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K dated May 24. 2005.
(12) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated January 2, 2008.
(13) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated September 28, 2006.
(14) Incorporated by reference to the Exhibits filed with the Company’s Proxy Statement for the fiscal year ended December 27, 1997.
(15) Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
(16) Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 1994.
 (17) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated August 3, 2006.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.
By: \s\ Richard N. Berman
Date: March 6, 2009	Richard N. Berman, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

\s\ Richard N. Berman
Richard N. Berman	Chief Executive Officer and	March 6, 2009
Chairman of the Board of Directors
(principal executive officer)
\s\ Mathias J. Barton
Mathias J. Barton	Chief Financial Officer	March 6, 2009
(principal financial and accounting officer)

\s\ Steven L. Berman
Steven L. Berman	President, Chief Operating Officer,	March 6, 2009
Secretary-Treasurer, Director

\s\ George L. Bernstein
George L. Bernstein	Director	March 6, 2009

\s\ John F. Creamer, Jr.
John F. Creamer, Jr.	Director	March 6, 2009

\s\ Paul R. Lederer
Paul R. Lederer	Director	March 6, 2009

\s\ Edgar W. Levin
Edgar W. Levin	Director	March 6, 2009

Index

SCHEDULE II: Valuation and Qualifying Accounts

(in thousands)	For the Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
Allowance for doubtful accounts:
Balance, beginning of period	$1,288	$2,056	$1,114
Provision	487	302	1,164
Charge-offs	(357)	(1,070)	(222)
Balance, end of period	$1,418	$1,288	$2,056
Allowance for customer credits:
Balance, beginning of period	$27,417	$25,545	$21,614
Provision	71,774	64,230	53,201
Charge-offs	(68,046)	(62,358)	(49,270)
Balance, end of period	$31,145	$27,417	$25,545
Allowance for excess and obsolete inventory:
Balance, beginning of period	$11,779	$12,224	$9,628
Provision	2,661	2,507	3,908
Charge-offs	(3,963)	(2,952)	(1,312)
Balance, end of period	$10,477	$11,779	$12,224