Form 10-Q
period 2009-03-28
Dorman Products, Inc.
filed 2009-05-07
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 28, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-18914

DORMAN PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2078856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 East Walnut Street, Colmar, Pennsylvania	18915
(Address of principal executive offices)	(Zip Code)

(215) 997-1800
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         ☒ Yes        ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes      ☐ No

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

As of May 4, 2009 the Registrant had 17,649,275 shares of common stock, $.01 par value, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 28, 2009

Index

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Thirteen Weeks Ended
(in thousands, except for share data)	March 28, 2009	March 29, 2008

Net Sales	$86,431	$80,125
Cost of goods sold	58,034	55,422
Gross profit	28,397	24,703
Selling, general and administrative expenses	20,934	19,984
Income from operations	7,463	4,719
Interest expense, net	81	268
Income before taxes	7,382	4,451
Provision for taxes	2,826	1,769
Net Income	$4,556	$2,682
Earnings Per Share:
Basic	$0.26	$0.15
Diluted	$0.25	$0.15
Average Shares Outstanding:
Basic	17,643	17,699
Diluted	17,965	18,087

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except for share data)	March 28, 2009	December 27, 2008
Assets
Current Assets:
Cash and cash equivalents	$4,731	$5,824
Accounts receivable, less allowance for doubtful accounts and customer credits of $32,196 and $32,563	80,980	77,101
Inventories	83,365	93,577
Deferred income taxes	11,684	11,626
Prepaids and other current assets	1,325	2,135
Total current assets	182,085	190,263
Property, Plant and Equipment, net	25,095	25,053
Goodwill	26,553	26,553
Other Assets	1,508	1,553
Total	$235,241	$243,422

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt	$87	$86
Accounts payable	15,908	21,900
Accrued compensation	3,720	4,775
Other accrued liabilities	4,975	3,265
Total current liabilities	24,690	30,026
Other Long-Term Liabilities	2,108	2,108
Long-Term Debt	7,834	15,356
Deferred Income Taxes	8,333	8,088
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $.01; authorized 25,000,000 shares; issued and outstanding 17,654,573 and 17,644,371	176	176
Additional paid-in capital	32,126	31,985
Cumulative translation adjustments	888	1,073
Retained earnings	159,086	154,610
Total shareholders' equity	192,276	187,844
Total	$235,241	$243,422

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS,  INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Thirteen Weeks Ended
(in thousands)	March 28, 2009	March 29, 2008
Cash Flows from Operating Activities:
Net income	$4,556	$2,682
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	1,890	1,929
Provision for doubtful accounts	306	(11)
Provision for deferred income tax	187	192
Provision for non-cash stock compensation	79	91
Changes in assets and liabilities:
Accounts receivable	(4,192)	(7,322)
Inventories	10,134	(3,758)
Prepaids and other current assets	787	394
Other assets	7	135
Accounts payable	(5,961)	1,126
Accrued compensation and other liabilities	667	(3,444)
Cash provided by (used in) operating activities	8,460	(7,986)
Cash Flows from Investing Activities:
Property, plant and equipment additions	(1,911)	(1,535)
Cash used in investing activities	(1,911)	(1,535)
Cash Flows from Financing Activities:
Repayment of long-term debt obligations	(21)	(20)
Net (repayment of) proceeds from revolving credit facility	(7,500)	9,250
Proceeds from exercise of stock options	77	3
Other stock related activity	4	(6)
Purchase and cancellation of common stock	(99)	(178)
Cash (used in) provided by financing activities	(7,539)	9,049
Effect of exchange rate changes on cash and cash equivalents	(103)	453
Net Decrease in Cash and Cash Equivalents	(1,093)	(19)
Cash and Cash Equivalents, Beginning of Period	5,824	6,918
Cash and Cash Equivalents, End of Period	$4,731	$6,899
Supplemental Cash Flow Information
Cash paid for interest expense	$112	$308
Cash paid for income taxes	$437	$981

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS,  INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MARCH 28, 2009 AND MARCH 29, 2008 (UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).   However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the thirteen  week period ended March 28, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2009.  We  may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers.  Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our  Annual Report on Form 10-K for the year ended December 27, 2008.

2.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. We do  not retain any servicing requirements for these accounts receivable.  Transactions under these agreements are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement 125.”  At March 28, 2009 and December 27, 2008, $53.2 million and $55.0 million, respectively, of accounts receivable were sold and removed from the consolidated balance sheets based upon standard payment terms.   Selling, general and administrative expenses for the thirteen weeks ended March 28, 2009 and March 29, 2008 include $0.4 million and $0.4 million, respectively, in financing costs associated with these accounts receivable sales programs.  During the thirteen weeks ended  March  28, 2009 and  March 29, 2008, we sold $15.8 million and $24.2 million, respectively, under these programs.

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our  products.  Inventories were as follows:

(in thousands)	March 28, 2009	December 27, 2008
Bulk product	$30,746	$35,385
Finished product	50,231	55,558
Packaging materials	2,388	2,634
Total	$83,365	$93,577

4.	Stock-Based Compensation

Effective May 18, 2000 we amended and restated our Incentive Stock Option Plan (the “Plan”).  Under the terms of the Plan, our Board of Directors may grant incentive stock options or non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees.  Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors, but in no event more than 10 years from the date of grant.  At March 28, 2009, options to acquire 334,447 shares were available for grant under the Plan.  The Plan expires on December 13, 2009.  On December 12, 2008, our Board of Directors approved the 2008 Stock Option and Stock Incentive Plan, subject to shareholder approval at the Company’s Annual Meeting to be held on May 20, 2009.

Index

We account for stock based compensation in accordance with  SFAS No. 123R “Share-Based Payment,” and related interpretations and expense the grant-date fair value of employee stock options.  In accordance with  SFAS No. 123R, cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements is classified as financing  cash flows.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services.  The compensation cost charged against income for our stock-based compensation program for the thirteen weeks ended March 28, 2009 and March 29, 2008 was  $79,000 and $91,000 before taxes.   The compensation cost recognized is classified as selling, general and administrative expense in the consolidated  statement of operations.  No cost was capitalized during  2009 and 2008.  We included a forfeiture assumption of 5.2% in 2009 and 4.6% in 2008 in the calculation of expense.

We use the Black-Scholes option valuation model to estimate the fair value of options granted.  Expected volatility and expected dividend yield are based on the actual historical experience of our stock.  The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107.  The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.  There were no stock options granted in the thirteen weeks ended March 28, 2009 or March 29, 2008.

Transactions under the Plan were as follows:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 27, 2008	820,100	$5.91
Exercised	(22,750)	2.95
Balance at March 28, 2009	797,350	$5.99	4.4	$3,018,000
Options exercisable at March 28, 2009	679,650	$4.89	3.6	$3,018,000

The total intrinsic value of stock options exercised during  2009 was $136,000.

As of March 28, 2009, there was approximately  $0.6 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

Cash received from option exercises during  2009 was $67,000.  The excess tax benefit generated from options  which were exercised during  2009 was $36,000 and was credited to additional paid in capital.

5.	Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

Index

	Thirteen Weeks Ended
(in thousands, except per share data)	March 28, 2009	March 29, 2008
Numerator:
Net income	$4,556	$2,682
Denominator:
Weighted average shares outstanding used in basic earnings per share calculation	17,643	17,699
Effect of dilutive stock options	322	388
Adjusted weighted average shares outstanding used in diluted earnings per share calculation	17,965	18,087
Basic earnings per share	$0.26	$0.15
Diluted earnings per share	$0.25	$0.15

Options to purchase 203,500 and 173,500 shares were outstanding at March 28, 2009 and March 29, 2008, respectively,  but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

6.	Common Stock Repurchases

On February 22, 2008, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock.  Under this program, share repurchases may be made from time to time depending upon market conditions, share price and availability, and other factors at our discretion.  Repurchases will take place in open market transactions or in privately negotiated transactions in accordance with applicable laws.  During 2009, we repurchased and cancelled 3,600 shares of common stock under the plan.

We periodically repurchase at the then current market price and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. For the thirteen weeks ended March 28, 2009, we repurchased and cancelled 6,865 shares of common stock.  During 2008, we repurchased and cancelled 108,033 shares of common stock.

7.	Related-Party Transactions

We have entered into a noncancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer, and Steven L. Berman, our  Executive Vice President, are partners.  Based upon the terms of the lease, payments in 2009 will be $1.4 million.  Total rental payments  to the partnership under the lease arrangement were $1.4 million in 2008.

8.	Income Taxes

We apply the provisions of Financial Accounting Standards Board Interpretation No.48, “Accounting for Un-certainty in Income Taxes an interpretation of FASB Statement No. 109”(“FIN 48" ). At March 28, 2009, we have $1.8 million of net unrecognized tax benefits, $1.1 million of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 28, 2009, we have approximately $0.4 million of accrued interest related to uncertain tax positions.

The last year examined by the IRS was 2005, and all years up through and including that year are closed by examination.  We are currently under examination for tax years 2003-2007 by one state tax authority to which we are subject to tax.  The tax years 2004-2008 remain open to examination by the remaining major taxing jurisdictions in the United States to which we are subject.  The tax years 2004-2008 remain open to examination in Sweden for our Swedish subsidiary.

Index

9.	Comprehensive Income

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income and changes in foreign currency translation adjustments.  Total comprehensive income was $4.4 million for the thirteen  weeks ended March 28, 2009, and $3.7 million  for the thirteen weeks ended March 29, 2008.

10.	New Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets: (“FSP 142-3”).”  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 is not expected to impact the Company’s consolidated results of operations and financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of SFAS No. 160 did not have a material impact the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS No. 157 does not require any new fair value measurements. The provisions of SFAS No. 157 are to be applied prospectively and are effective for financial statements issued for fiscal years beginning after November 15, 2007.  The FASB has agreed to a one-year deferral of SFAS No. 157’s fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  We adopted SFAS No. 157 for financial assets and liabilities on December 30, 2007, and there was no impact on the Company’s  consolidated  results of operations and financial position.  We adopted SFAS No. 157 for non-financial assets and liabilities on December 28, 2008, and there was no impact on the Company’s consolidated results of operations and financial position.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control.  Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions.  The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements.  Factors that could cause actual results to differ from forward-looking statements include but are not limited to: (i) competition in the automotive aftermarket industry; (ii) concentration of the Company’s sales and accounts receivable among a small number of customers and the extension of customer payment terms; (iii) the impact of consolidation in  the automotive aftermarket industry; (iv)  foreign currency fluctuations; (v) dependence on senior management and control by officers, directors, and family members; (vi) increase in OE patent filings;  and (vii) product quality.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in  Part I, “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

Introduction

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes of Dorman Products, Inc. and its subsidiaries included elsewhere in ths Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and notes included in the Company’s Annual Report on Form 10-K.

Overview

We are a leading supplier of Original Equipment (OE) Dealer "Exclusive" automotive replacement parts, automotive hardware, brake products, and household hardware to the automotive aftermarket and mass merchandise markets. Dorman automotive parts and hardware are marketed under the OE Solutions™, HELP!®, AutoGrade™, First Stop™, Conduct-Tite®, Pik-A-Nut®, and Scan-Tech™ brand names. We design, package and market over 92,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Our products are sold under one of the seven Dorman brand names listed above. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets including parts manufacturers for resale under their own private labels and salvage yards. Through our Scan-Tech subsidiary we are increasing our international distribution of automotive replacement parts, with sales into Europe, the Middle East and the Far East.

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

The credit markets have been volatile in recent quarters as well. To succeed in this environment, we are taking aggressive steps to further reduce cost, conserve working capital and control capital expenditures. Fortunately our balance sheet is strong and our revolving credit facility does not mature until June 2010. The strength of our balance sheet provides us with flexibility to expand or pursue attractive opportunities that may present themselves in these difficult times.

Index

The automotive aftermarket in which we compete has been growing in size; however, the industry which we supply continues to consolidate. As a result, our customers regularly seek more favorable pricing, product returns and extended payment terms when negotiating with us. While we do our best to avoid such concessions, in some cases pricing concessions have been made, customer payment terms have been extended and returns of product have exceeded historical levels. The product returns and more favorable pricing primarily affect our  profit levels while payment term extensions generally reduce operating cash flow and require additional capital to finance the business. We expect both of these trends to continue for the foreseeable future. Gross profit margins have declined over the past three years as a result of this pricing pressure. Another contributing factor in our gross profit margin decline is a shift in mix to higher-priced, but lower gross margin products. This trend is also expected to continue for the foreseeable future. We have increased our focus on efficiency improvements and product cost reduction initiatives to offset the impact of these trends.

In addition, we are relying on new product development as a way to offset some of these trends and as our primary vehicle for growth. As such, new product development is a critical factor for our future success. We have invested heavily in resources necessary for us to increase our new product development efforts and to strengthen our relationships with our customers. These investments are primarily in the form of increased product development resources and awareness programs, customer service improvements and increased customer credits and allowances. This has enabled us to provide an expanding array of new product offerings and grow our revenues.

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

Sale of Assets

On May 15, 2008, we sold certain assets of our Canadian subsidiary for $0.9 million.  We realized a $0.7 million tax benefit upon disposition of the business.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Percentage of Net Sales
	For the Thirteen Weeks Ended
	March 28, 2009	March 29, 2008
Net Sales	100.0%	100.0%
Cost of goods sold	67.1	69.2
Gross profit	32.9	30.8
Selling, general and administrative expenses	24.3	24.9
Income from operations	8.6	5.9
Interest expense, net	0.1	0.4
Income before taxes	8.5	5.6
Provision for taxes	3.2	2.3
Net Income	5.3%	3.3%

Index

Thirteen Weeks Ended March 28, 2009 Compared to Thirteen Weeks Ended March 29, 2008

Net sales increased 8% to $86.4 million for the first quarter ended March 28, 2009 from $80.1 million in the same period last year. Revenues before the impact of exchange and the sale of our Canadian subsidiary were up 11% over the prior year.  Our revenue growth was driven by overall strong demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, decreased to 67.1% for the thirteen weeks ended March 28, 2009 from 69.2% in the same period last year.  The decrease is primarily the result of lower provisions for excess and obsolete inventory in 2009 and a reduction of $0.8 million in air freight costs over last year.

Selling, general and administrative expenses for the thirteen weeks ended March 28, 2009 increased 5% to $20.9 million from $20.0 million in the same period last year.  The increase is the result of higher incentive compensation expense, which was $1.0 million higher than the prior year due to higher earnings levels.  Excluding this higher provision,  expenses were essentially flat despite our 8% growth in net sales as our tighter focus on cost control offset the variable costs associated with higher sales and inflationary cost increases.

Interest expense, net, decreased to $0.1 million in the thirteen weeks ended March 28, 2009 from $0.3 million in the same period last year due to lower borrowing levels and lower interest rates.

Our effective tax rate decreased to 38.3% in the thirteen weeks ended March 28, 2009 from 39.7% in the same period last year.  Our 2008 tax provision included  a $0.1 million provision for  a valuation allowance on the deferred tax assets of our Canadian subsidiary which resulted in a higher effective tax rate last year.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements.  At March  28, 2009, working capital was $157.4 million, total long-term debt (including the current portion and revolving credit borrowings) was $7.9 million and shareholders’equity was $192.3 million.  Cash and cash equivalents as of March 28, 2009 was $4.7 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands.  These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow.  We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions.  As of March 28, 2009 and December 27, 2008, we had sold $53.2 million and $55.0 million in accounts receivable under these programs and had removed them from our balance sheets based upon standard payment terms.  We expect continued pressure to extend our payment terms for the foreseeable future.  Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2010.  Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA.  The interest rate at March 28, 2009 was LIBOR plus 65 basis points (1.17%).  Borrowings under the facility were $7.5 million as of March 28, 2009.  We had approximately $20.7 million available under the facility at March 28, 2009.  The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

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

Index

Cash generated from our operating activities was $8.5 million in the thirteen weeks ended March 28, 2009.  Net income, depreciation and a $10.1 million decrease in inventory were the primary sources of operating cash flow.  Inventory decreased primarily as a result of strong sales levels and recently implemented inventory management changes.  The primary uses of cash were accounts receivable, which increased $4.2 million, and accounts payable, which decreased $6.0 million.  Accounts receivable increased due to sales growth and lower sales of accounts receivable.  Accounts payable decreased as a result of lower inventory purchases and the timing of payments to several of our suppliers.

Investing activities used $1.9 million of cash in the thirteen weeks ended March 28, 2009 primarily as a result of additions to property, plant and equipment.  Capital spending in 2009 consisted of tooling associated with new products, equipment associated with the expansion of a distribution center, upgrades to information systems and scheduled equipment replacements.

Financing activities used $7.5 million of cash  in the thirteen weeks ended March 28, 2009, primarily related to our repayment of outstanding amounts under our revolving credit facility.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

Foreign Currency Fluctuations

In 2008, approximately 80% of our products were purchased from a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. However, weakness in the dollar has resulted in materials price increases and pressure from several foreign suppliers to increase prices further.  To the extent that the dollar decreases in value to foreign currencies in the future or the present weakness in the dollar continues for a sustained period of time, the price of the product in dollars for new purchase orders may increase further.

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

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized by the Company.  During the second and third quarter of 2008 we experienced significant increases in the cost of our materials costs as a result of commodity price increases and weakness in the U.S. Dollar.  The upward pressure on materials costs has eased somewhat over the past six months as the U.S. economy weakened, but costs are up over the beginning of 2008 levels.  We have been able to offset a portion of these cost increases with higher selling prices; however, we do not expect to be able to do so completely.  We will attempt to offset any further cost increases by passing along selling price increases to customers, through the use of alternative suppliers and by resourcing products to other countries.  However, there can be no assurance that we will be successful in these efforts.

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer, and Steven L. Berman, our  President, are partners.  Based upon the terms of the lease, payments in 2009 will be $1.4 million.  Total rental payments to the partnership under the lease arrangement were $1.4 million in 2008.

Index

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

Index

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of the Useful Life of Intangible Assets: (“FSP 142-3”).”  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful like of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is not expected to impact the Company’s consolidated results of operations and financial position .

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  SFAS No. 157 defines fair value, established a framework for measuring fair value and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS No.157 does not require any new fair value measurements.  The provisions of SFAS No. 157 are to be applied prospectively and are effective for fiscal years beginning after November 15, 2007.  The FASB has agreed to  a one-year deferral of SFAS No. 157's fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  We adopted SFAS No. 157 for financial assets and liabilities on December 30, 2007, and there was no impact on the Company’s consolidated  results of operations and financial position.  We adopted  SFAS No. 157 for non-financial assets and liabilities on December 28, 2008, and there was no impact on the Company’s consolidated results of operations and financial position.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates.  Substantially all of our borrowings as well as our accounts receivable sale programs bear interest rates tied to LIBOR.  Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could borrow funds thereunder.   Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt and our financing costs associated with our sales of accounts receivable by approximately $0.6 million annually.  This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period.  The hypothetical changes and assumptions may be different from what actually occurs in the future.

We have not historically and do not intend to use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices.  We are not exposed to any significant market risks, foreign currency exchange risk or interest rate risk from the use of derivative instruments.

Item 4.  Controls and Procedures

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

As of March 28, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

Index

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 4T.  Controls and Procedures           Not Applicable

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2008, which could materially affect our business, financial condition or future results.  The risks described in our Annual Report on Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table details information regarding our purchase of shares under our Stock Repurchase Program:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May yet Be Purchased Under the Plans or Programs
Month #1 December 28, 2008
to January 31, 2009	-	-	-	-
Month #2 February 1, 2009
to February 28, 2009	-	-	-	-
Month #3 March 1, 2009
to March 28, 2009	3,600	6.36	3,600	496,400

Item 3.  Defaults Upon Senior Securities           Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders           Not Applicable

Item 5.  Other Information           Not Applicable

Index

Item 6. Exhibits

Item 601
Exhibit
Number	Title

3.1 (1)	Amended and Restated Articles of Incorporation of the Company dated May 23, 2007.

3.2 (2)	Amended and Restated Bylaws of the Company.

4.1 (3)	Amended and Restated Shareholder’s Agreement dated July 1, 2006

10.1 (4)	Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.

10.1.1 (6)	Amendment to Lease, dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.2 (7)
Assignment of Lease, dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP 1, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania, assigning 10.1.

10.1.3 (10)	Amendment to Lease, dated April 1, 2002, between the Company and the BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.4 (13)	Amendment to Lease, dated December 12, 2007, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.2 (14)	Lease, dated January 31, 2006, between the Company and First Industrial, L.P. for premises located at 3150 Barry Drive, Portland, Tennessee.

10.2.1 (15)	Amendment to Lease, dated January 28, 2008, between the Company and First Industrial, L.P. for premises located at 3150 Barry Drive, Portland, Tennessee.

10.3 (11)	Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, N.A.

10.3.1 (16)	Amendment to Amended and Restated Credit Agreement, dated December 24, 2007, between the Company and Wachovia Bank, N.A.

10.4 (12)	Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority.

10.5 (8)†	Dorman Products, Inc. Amended and Restated Incentive Stock Plan.

10.6 (5)†	Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.6.1 (9)†	Amendment No. 1 to the Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.7 (5)†	Dorman Products, Inc. Employee Stock Purchase Plan.

10.9 (17)	Employment Agreement, dated April 1, 2008, between the Company and Richard N. Berman.

10.10 (18)	Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32.	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

Index

________________________
† Management Contracts and Compensatory Plans, Contracts or Arrangements.
(1)  Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2007.
(2) Incorporated by reference to the Exhibits filed with  Company’s Current Report on Form 8-K dated February 23, 2007.
(3) Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
(4) Incorporated by reference to the Exhibits filed with  Company’s Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration 33-37264).
(5)  Incorporated by reference to the Exhibits files with the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1992.
(6)  Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and  Amendment No. 1 thereto (Registration No. 33-68740).
(7)  Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1996.
(8) Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 (Registration 333-157150).
(9)  Incorporated by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter  ended June 25, 1994.
(10) Incorporate by reference to the Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.
(11) Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 24,  2005.
(12) Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated September 28, 2006
(13) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated December 12, 2007.
(14) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated February 2, 2006.
(15) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated January 29, 2008.
(16) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated January 2, 2008.
(17) Incorporated by reference to Exhibits filed with the Company’s Current Report on Form 8-K dated April 1, 2008.
(18) Incorporated by reference to Exhibits filed with the Company’s Current Report on Form 8-K dated April 1, 2008.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

Date May 7, 2009	\s\ Richard Berman
Richard Berman
Chairman and Chief Executive Officer
(Principal executive officer)

Date May 7, 2009	\s\ Mathias Barton
Mathias Barton
Chief Financial Officer and
Principal Accounting Officer
(Principal financial officer)

Index

EXHIBIT INDEX

3.1	Amended and Restated Articles of Incorporation of the Company dated May 23, 2007.

3.2	Amended and Restated Bylaws of the Company.

4.1	Amended and Restated Shareholders’ dated July 1, 2006.

10.1	Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.

10.1.1	Amendment to Lease, dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.2
Assignment of Lease, dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP 1, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania, assigning 10.1.

10.1.3	Amendment to Lease, dated April 1, 2002, between the Company and the BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.4	Amendment to Lease, dated December 12, 2007, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.2	Lease, dated January 31, 2006, between the Company and First Industrial, L.P. for premises located at 3150 Barry Drive, Portland, Tennessee.

10.2.1	Amendment to Lease, dated January 28, 2008, between the Company and First Industrial, L.P. for premises located at 3150 Barry Drive, Portland, Tennessee.

10.3	Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, N.A.

10.3.1	Amendment to Amended and Restated Credit Agreement, dated December 24, 2007, between the Company and Wachovia Bank, N.A.

10.4	Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority.

10.5	Dorman Products, Inc. Amended and Restated Incentive Stock Plan.

10.6	Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.6.1	Amendment No. 1 to the Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.7	Dorman Products, Inc. Employee Stock Purchase Plan.

10.8	Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan

10.9	Employment Agreement, dated April 1, 2008, between the Company and Richard N. Berman.

10.10	Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32.	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002