Form 10-Q
period 2009-06-27
Dorman Products, Inc.
filed 2009-08-04
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 27, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-18914

DORMAN PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2078856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 East Walnut Street, Colmar, Pennsylvania	18915
(Address of principal executive offices)	(Zip Code)

(215) 997-1800
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

As of July 31, 2009 the Registrant had 17,634,014 shares of common stock, $.01 par value, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 27, 2009

Index

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Thirteen Weeks Ended
(in thousands, except for share data)	June 27,2009	June 28,2008

Net Sales	$96,242	$90,311
Cost of goods sold	64,214	60,146
Gross profit	32,028	30,165
Selling, general and administrative expenses	21,751	21,469
Income from operations	10,277	8,696
Interest expense, net	71	285
Income before taxes	10,206	8,411
Provision for taxes	3,937	3,178
Net Income	$6,269	$5,233
Earnings Per Share:
Basic	$0.36	$0.30
Diluted	$0.35	$0.29
Average Shares Outstanding:
Basic	17,640	17,692
Diluted	17,989	18,041

See accompanying notes to consolidated financial statements

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Twenty-six Weeks Ended
(in thousands, except for share data)	June 27, 2009	June 28, 2008

Net Sales	$182,673	$170,436
Cost of goods sold	122,248	115,568
Gross profit	60,425	54,868
Selling, general and administrative expenses	42,685	41,453
Income from operations	17,740	13,415
Interest expense, net	152	553
Income before taxes	17,588	12,862
Provision for taxes	6,763	4,947
Net Income	$10,825	$7,915
Earnings Per Share:
Basic	$0.61	$0.45
Diluted	$0.60	$0.44
Average Shares Outstanding:
Basic	17,642	17,695
Diluted	17,976	18,064

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except for share data)	June 27, 2009	December 27, 2008
Assets
Current Assets:
Cash and cash equivalents	$4,481	$5,824
Accounts receivable, less allowance for doubtful accounts and customer credits of $34,316 and $32,563	92,514	77,101
Inventories	86,666	93,577
Deferred income taxes	11,739	11,626
Prepaids and other current assets	1,607	2,135
Total current assets	197,007	190,263
Property, Plant and Equipment, net	24,944	25,053
Goodwill	26,553	26,553
Other Assets	1,864	1,553
Total	$250,368	$243,422
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$10,588	$86
Accounts payable	22,446	21,900
Accrued compensation	5,025	4,775
Other accrued liabilities	2,600	3,265
Total current liabilities	40,659	30,026
Other Long-Term Liabilities	2,237	2,108
Long-Term Debt	311	15,356
Deferred Income Taxes	8,534	8,088
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $.01; authorized 25,000,000 shares: issued and outstanding 17,634,014 and 17,644,371	176	176
Additional paid-in capital	32,179	31,985
Cumulative translation adjustments	1,316	1,073
Retained earnings	164,956	154,610
Total shareholders’ equity	198,627	187,844
Total	$250,368	$243,422

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Twenty-six Weeks Ended
(in thousands)	June 27, 2009	June 28, 2008
Cash Flows from Operating Activities:
Net income	$10,825	$7,915
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	3,747	3,814
Provision for doubtful accounts	271	101
Provision for deferred income tax	333	335
Provision for non-cash stock compensation	136	113
Changes in assets and liabilities:
Accounts receivable	(15,507)	(4,833)
Inventories	7,065	(7,682)
Prepaids and other current assets	511	(184)
Other assets	(369)	154
Accounts payable	414	1,827
Accrued compensation and other liabilities	(292)	(2,979)
Cash provided by (used in) operating activities	7,134	(1,419)
Cash Flows from Investing Activities:
Property, plant and equipment additions	(3,568)	(3,603)
Proceeds from sale of assets of a business	-	134
Cash used in investing activities	(3,568)	(3,469)
Cash Flows from Financing Activities:
Repayment of long-term debt obligations	(43)	(41)
Net (repayment of) proceeds from revolving credit facility	(4,500)	5,500
Proceeds from exercise of stock options	120	22
Other stock related activity	29	(1)
Purchase and cancellation of common stock	(570)	(452)
Cash (used in) provided by financing activities	(4,964)	5,028
Effect of exchange rate changes on cash and cash equivalents	55	434
Net (Decrease) Increase in Cash and Cash Equivalents	(1,343)	574
Cash and Cash Equivalents, Beginning of Period	5,824	6,918
Cash and Cash Equivalents, End of Period	$4,481	$7,492
Supplemental Cash Flow Information
Cash paid for interest expense	$176	$634
Cash paid for income taxes	$6,030	$4,938

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS,  INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 27, 2009 AND JUNE 28, 2008 (UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).   However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the twenty-six  week period ended June 27, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2009.  We  may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers.  Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.  These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our  Annual Report on Form 10-K for the year ended December 27, 2008.

2.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. We do  not retain any servicing requirements for these accounts receivable.  Transactions under these agreements are accounted for as sales of accounts receivable following the provisions of Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - A Replacement of FASB Statement 125.”  At June 27, 2009 and December 27, 2008, $52.9 million and $55.0 million, respectively, of accounts receivable were sold and removed from the consolidated balance sheets based upon standard payment terms.   Selling, general and administrative expenses for the twenty-six weeks ended June 27, 2009 and June 28, 2008 include $0.8 million and $1.0 million, respectively, in financing costs associated with these accounts receivable sales programs.  During the twenty-six weeks ended June 27, 2009 and June 28, 2008, we sold $32.9 million and $57.6 million, respectively, under these programs.

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our  products, and are stated at the lower of average cost or market.  Inventories were as follows:

(in thousands)	June 27, 2009	December 27, 2008
Bulk product	$33,568	$35,385
Finished product	50,763	55,558
Packaging materials	2,335	2,634
Total	$86,666	$93,577

4.	Sale of Assets

On May 15, 2008, we sold certain assets of our Canadian Subsidiary for $0.9 million, which was paid in installments through December 2008.

Index

5.	Stock-Based Compensation

Effective May 18, 2000 we amended and restated our Incentive Stock Option Plan (the “Plan”).  Under the terms of the Plan, our Board of Directors may grant incentive stock options or non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees.  On December 12, 2008, our Board of Directors approved the 2008 Stock Option and Stock Incentive Plan, which was approved by our shareholders at the Company’s Annual Meeting held on May 20, 2009.  Under the 2008 Plan, our Board of Directors may grant incentive stock options, non-qualified stock options and/or shares of restricted stock to purchase up to 1,000,000 shares of common stock to officers, directors, ans shareholders.   Grants under the Plan and the 2008 Plan must be made within 10 years of the date the plan was approved and are exercisable at the discretion of the Board of Directors, but in no event more than 10 years from the date of grant.  At June 27, 2009, options to acquire 320,544 shares were available for grant under the Plan.  The Plan expires on December 13, 2009.

We account for stock based compensation in accordance with  SFAS No. 123R “Share-Based Payment,” and related interpretations and expense the grant-date fair value of employee stock options.  In accordance with  SFAS No. 123R, cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements is classified as financing cash flows.

Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services.  The compensation cost charged against income for our stock-based compensation program for the twenty-six weeks ended June 27, 2009 and June 28, 2008 was $136,000 and $113,000 before taxes.   The compensation cost recognized is classified as selling, general and administrative expense in the consolidated  statement of operations.  No cost was capitalized during  2009 and 2008.  We included a forfeiture assumption of 5.2% in 2009 and 4.6% in 2008 in the calculation of expense.

We use the Black-Scholes option valuation model to estimate the fair value of options granted.  Expected volatility and expected dividend yield are based on the actual historical experience of our stock.  The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107.  The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.  There were no stock options granted in the twenty-six weeks ended June 27, 2009 or June 28, 2008.

Transactions under the Plan were as follows:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 27, 2008	820,100	$5.91
Exercised	(44,250)	2.50
Cancelled	(1,500)	12.48
Balance at June 27, 2009	774,350	$6.09	4.2	$6,073,000
Options exercisable at June 27, 2009	658,150	$4.98	3.4	$5,887,000

The total intrinsic value of stock options exercised during  2009 was $398,000.

As of June 27, 2009, there was approximately  $0.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

Cash received from option exercises during  2009 was $111,000.  The excess tax benefit generated from options  which were exercised during  2009 was $59,000 and was credited to additional paid in capital.

Index

6.	Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share data)	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Numerator:
Net income	$6,269	$5,233	$10,825	$7,915
Denominator:
Weighted average shares outstanding us use used in basic earnings per share calculation	17,640	17,692	17,642	17,695
Effect of dilutive stock options	349	349	334	369
Adjusted weighted average shares outstanding used in diluted earnings per share calculation	17,989	18,041	17,976	18,064
Basic earnings per share	$0.36	$0.30	$0.61	$0.45
Diluted earnings per share	$0.35	$0.29	$0.60	$0.44

Options to purchase 192,000 and 173,500 shares were outstanding at June 27, 2009 and June 28, 2008, respectively,  but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

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

We periodically repurchase at the then current market price and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. For the twenty-six weeks ended June 27, 2009, we repurchased and cancelled 46,961 shares of common stock.  During 2008, we repurchased and cancelled 108,033 shares of common stock.

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

We apply the provisions of Financial Accounting Standards Board Interpretation No.48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”(“FIN 48" ). At June 27, 2009, we have $ 1.8  million of net unrecognized tax benefits, $1.2 million of which would affect our effective tax rate if recognized.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 27, 2009, we have approximately $0.4 million of accrued interest related to uncertain tax positions.

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

Pursuant to the provisions of SFAS No. 130, “Reporting Comprehensive Income,” comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income and changes in foreign currency translation adjustments.  Total comprehensive income was $6.8 million and $5.2 million  for the thirteen weeks ended June 27, 2009 and June 28, 2008, respectively.  Total comprehensive income was $11.1 million and $8.9 million for the twenty-six weeks ended June 27, 2009 and June 28, 2008 respectively.

10.	Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term  nature of these instruments.  Based on borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of total long-term debt, including the current portion, was $10.9 million at June 27, 2009 and $15.4 million at December 27, 2008.

11.	New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”(“SFAS No. 166”).  SFAS No. 166 eliminates the Qualified Special Purpose Entity (QSPE) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria and revises how retained interests are initially measured.  SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of SFAS No. 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 ( R)” (“SFAS No. 167”).    SFAS No.167 amends the guidance in FASB Interpretation 46R related to the consolidation of variable interest entities (“VIEs”).  It requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE.  It also clarifies, but does not significantly change, the characteristics that identify a VIE.  SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of SFAS No. 167 will have on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This Statement also requires the disclosure of the date through which subsequent events have been evaluated.  The Company adopted this standard, as required, for the period ending June 27, 2009.  Adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.  Refer to Note 12 for the required disclosure.

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

Index

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

12.	Subsequent Events

As discussed in Note 11, the Company adopted the requirements of SFAS No. 165 and has evaluated subsequent events from June 27, 2009 to the date of this report on the Form 10-Q.  There were no subsequent events required to be recognized or disclosed in the financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control.  Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions.  The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements.  Factors that could cause actual results to differ from forward-looking statements include but are not limited to: (i) competition in the automotive aftermarket industry; (ii) concentration of the Company’s sales and accounts receivable among a small number of customers and the extension of customer payment terms and price concessions; (iii) the impact of consolidation in  the automotive aftermarket industry; (iv) weakness in the dollar and value of the Chines Yuan increasing; (v) dependence on senior management and control by officers, directors, and family members; (vi) increase in OE patent filings;  (vii) product quality; (viii) reliance on new product development; and/or (ix) the impact of increases in the cost of production.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.  For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in  Part I, “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

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

Index

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Percentage of Net Sales
	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28,2008
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.7	66.6	66.9	67.8
Gross profit	33.3	33.4	33.1	32.2
Selling, general and administrative expenses	22.6	23.8	23.4	24.3
Income from operations	10.7	9.6	9.7	7.9
Interest expense, net	-	0.3	0.1	0.4
Income before taxes	10.7	9.3	9.6	7.5
Provision for taxes	4.2	3.5	3.7	2.9
Net Income	6.5%	5.8%	5.9%	4.6%

Thirteen Weeks Ended June 27, 2009 Compared to Thirteen Weeks Ended June 28, 2008

Net sales increased 7% to $96.2 million for the second quarter ended June 27, 2009 from $90.3 million in the same period last year. Revenues before the impact of exchange and the sale of our Canadian subsidiary were up 9% over the prior year.  Our revenue growth was driven by overall strong demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, increased slightly to 66.7% for the thirteen weeks ended June 27, 2009 from 66.6% in the same period last year.

Selling, general and administrative expenses for the thirteen weeks ended June 27, 2009 increased 1% to $21.8 million from $21.5 million in the same period last year.  The increase is the result of higher incentive compensation expense, which was $0.6 million higher than the prior year due to higher earnings levels.  Excluding this higher provision,  expenses were 1% below prior year levels despite our 7% growth in net sales as our continued focus on cost control offset the variable costs associated with higher sales and inflationary cost increases.

Index

Interest expense, net, decreased to $0.1 million in the thirteen weeks ended June 27, 2009 from $0.3 million in the same period last year due to lower borrowing levels and lower interest rates.

Our effective tax rate increased to 38.6% in the thirteen weeks ended June 27, 2009 from 37.8% in the same period last year. Our 2008 tax provision was reduced by the reversal of $0.2 million in reserves after the completion of the audit of our 2005 tax year by the Internal Revenue Service.

Twenty-six Weeks Ended June 27, 2009 Compared to Twenty-six Weeks Ended June 28, 2008

Sales increased 7% to $182.7 million for the twenty-six weeks ended June 27, 2009 from $170.4 million in the same period last year.  Revenues before the impact of exchange and the sale of our Canadian subsidiary were up 9% over the prior year.  Our revenue growth was driven by overall strong demand for our products and higher new product sales.

Cost of goods sold, as a percentage of sales, decreased to 66.9% for the twenty-six weeks ended June 27, 2009 from 67.8% in the same period last year.  The decrease is the result of lower customer allowances and returns, and a reduction of $0.9 million in air freight costs compared to last year.

Selling, general and administrative expenses for the twenty-six weeks ended June 27, 2009 increased 3% to $42.7 million from $41.5 million in the same period last year.  The increase is the result of higher incentive compensation expense, which was $1.6 million higher than the prior period due to higher earnings levels.  Excluding the higher incentive compensation, expenses were 1% below prior year levels despite the 7% sales growth as our continued focus on cost control offset the variable costs associated with higher sales and inflationary cost increases.

Interest expense, net, decreased to $0.2 million in the twenty-six weeks ended June 27, 2009 from $0.6 million in the same period last year due to lower borrowing levels and lower interest rates.

Our effective tax rate was 38.5% in the twenty-six weeks ended June 27, 2009, which was consistent with the same period last year.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements.  At June  27, 2009, working capital was $156.3 million, total long-term debt (including the current portion and revolving credit borrowings) was $10.9 million and shareholders’equity was $198.6 million.  Cash and cash equivalents as of June 27, 2009 was $4.5 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands.  These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow.  We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions.  As of June 27, 2009 and December 27, 2008, we had sold $52.9 million and $55.0 million in accounts receivable under these programs and had removed them from our balance sheets based upon standard payment terms.  We expect continued pressure to extend our payment terms for the foreseeable future.  Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2010.  Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA.  The interest rate at June 27, 2009 was LIBOR plus 65 basis points (0.96%).  Borrowings under the facility were $10.5 million as of June 27, 2009.  We had approximately $17.7 million available under the facility at June 27, 2009.  The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

Index

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

Cash generated from our operating activities was $7.1 million in the twenty-six weeks ended June 27, 2009.  Net income, depreciation and a $7.1 million decrease in inventory were the primary sources of operating cash flow.  Inventory decreased primarily as a result of strong sales levels and recently implemented inventory management changes.  The primary use of cash was  accounts receivable, which increased $15.5 million, due to sales growth and lower sales of accounts receivable.

Investing activities used $3.6 million of cash in the twenty-six weeks ended June 27, 2009 primarily as a result of additions to property, plant and equipment.  Capital spending in 2009 consisted of tooling associated with new products, equipment associated with the expansion of a distribution center, upgrades to information systems and scheduled equipment replacements.

Financing activities used $5.0 million of cash  in the twenty-six  weeks ended June 27, 2009, primarily related to our repayment of outstanding amounts under our revolving credit facility.

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

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized by the Company.  During the second and third quarter of 2008 we experienced significant increases in the cost of our materials costs as a result of commodity price increases and weakness in the U.S. Dollar.  The upward pressure on materials costs has eased somewhat over the past nine months as the U.S. economy weakened, but costs are up over the first half of 2008 levels.  We have been able to offset a portion of these cost increases with higher selling prices; however, we do not expect to be able to do so completely.  We will attempt to offset any further cost increases by passing along selling price increases to customers, through the use of alternative suppliers and by resourcing products to other countries.  However, there can be no assurance that we will be successful in these efforts.

Index

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses.  We regularly evaluate our estimates and judgements, including those related to revenue recognition, bad debts, customer credits, inventories, goodwill and income taxes.  Estimates and judgements are based upon historical experience and on various other assumptions believed to be accurate and reasonable under the circumstances.  Actual results may differ materially from these estimates under different assumptions or conditions.  We believe the following critical accounting policies affect our more significant estimates and judgements used in the preparation of our consolidated financial statements.

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

Revenue Recognition and Allowance for Customer Credits.  Revenue is recognized from product sales when goods are shipped, title and risk loss have been transferred to the customer and collection is reasonably assured.  We record estimates for cash discounts, product returns and warranties, discounts and promotional rebates in the period of the sale (“Customer Credits”).  The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as a reduction of accounts receivable.  Amounts billed to customers for shipping and handling are included in net sales.  Costs associated with shipping and handling are included in cost of goods sold.  Actual Customer Credits have not differed materially from estimated amounts for each period presented.

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

Index

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 166”)  SFAS No. 166 eliminates the Qualified Special Purpose Entity (QSPE) concept, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the derecognition criteria and revises how retained interests are initially measured.  SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of SFAS No. 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46 ( R)” (“SFAS No. 167”).    SFAS No.167 amends the guidance in FASB Interpretation 46R related to the consolidation of variable interest entities (“VIEs”).  It requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE.  It also clarifies, but does not significantly change, the characteristics that identify a VIE.  SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  The Company is evaluating the impact the adoption of SFAS No. 167 will have on its financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” ("SFAS No. 165").  SFAS No. 165 establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  This Statement also requires the disclosure of the date through which subsequent events have been evaluated.  The Company adopted this standard, as required, for the period ending June 27, 2009.  Adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.  Refer to Note 12 for the required disclosure.

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

Item 4.  Controls and Procedures

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

As of June 27, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

New Product Development.  We rely on new product development in part to offset the effect that price concessions, extended payment terms, and product returns on existing products has on our profit levels and cash flow.  There can be no assurance that our product development efforts will be successful, that we will be able to cost-effectively have these products manufactured on our behalf, that we will be able to successfully market these products or that margins generated from sales of these products will recover costs of our development efforts.   If we are not able to develop and successfully market a sufficient number of new products our business may be adversely affected.

Impact of Increased Cost of Production.  The cost of materials may increase as a result of commodity price increases and other increased costs of production.  We will attempt to offset any cost increase that may arise by raising prices charged  to our customers, using alternative low-cost suppliers, and by sourcing product manufacturing activities to other countries.  If we are not able to offset the impact of such cost increases successfully, our profit margin could be adversely affected.

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

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We made no purchase of shares under our Stock Repurchase Program this period.

Item 3.  Defaults Upon Senior Securities      Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the “Annual Meeting”) of the Company was held on May 20, 2009.  There were three items of business at the Annual Meeting: (i) the election of six nominees as Directors; (ii) the ratification of KPMG LLP as our independent registered public accounting firm for fiscal year 2009; and, (iii) the approval of the 2008 Stock Option and Stock Incentive Plan.

At the Annual Meeting the following six persons were elected to serve as Directors of the Company, each to serve for a term of one year to expire at the next annual meeting of shareholders until his successor has been selected and qualified:

	Number of Votes
	For	Withhold Authority

Richard N. Berman	16,625,550	77,180

Steven L. Berman	16,626,150	76,580

George L. Bernstein	16,623,550	79,180

John F. Creamer, Jr.	16,623,550	79,330

Paul R. Lederer	14,624,989	2,077,741

Edgar W. Levin	14,641,121	2,061,609

At the Annual Meeting, the appointment of KPMG LLP as our independent registered public accounting firm was ratified by the following vote:

For	Against	Abstain
16,655,955	44,737	0

At the Annual Meeting, the 2008 Stock Option and Stock Incentive Plan was approved by the following vote:

For	Against	Abstain
14,626,152	153,157	80,071

Item 5.  Other Information      Not Applicable

Item 6. Exhibits

Item 601
Exhibit
Number	Title

3.1 (1)	Amended and Restated Articles of Incorporation of the Company dated May 23, 2007.

3.2 (2)	Amended and Restated Bylaws of the Company.

4.1 (3)	Amended and Restated Shareholder’s Agreement dated July 1, 2006

Index

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

10.1.3 (10)	Amendment to Lease, dated April 1, 2002, between the Company and the BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.4 (13)	Amendment to Lease, dated December 12, 2007, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.2 (14)	Lease, dated January 31, 2006, between the Company and First Industrial, L.P. for premises located at 3150 Barry Drive, Portland, Tennessee.

10.2.1 (15)	Amendment to Lease, dated January 28, 2008, between the Company and First Industrial, L.P. for premises located at 3150 Barry Drive, Portland, Tennessee.

10.3 (11)	Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, N.A.

10.3.1 (16)	Amendment to Amended and Restated Credit Agreement, dated December 24, 2007, between the Company and Wachovia Bank, N.A.

10.4 (12)	C Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority.

10.5 (8)†	Dorman Products, Inc. Amended and Restated Incentive Stock Plan.

10.6 (5)†	Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.6.1 (9)†	Amendment No. 1 to the Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.7 (5)†	Dorman Products, Inc. Employee Stock Purchase Plan.

10.9 (17)	Employment Agreement, dated April 1, 2008, between the Company and Richard N. Berman.

10.10 (18)	Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman.

10.11(19)	Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32.	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).
______________________

† Management Contracts and Compensatory Plans, Contracts or Arrangements.
(1)  Incorporated by reference to the Company’s Current Report on Form 8-K filed on May 24, 2007.
(2) Incorporated by reference to the Exhibits filed with  Company’s Current Report on Form 8-K dated July 31, 2009.
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
(11) Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated July 27, 2006.
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
(15) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated January 29, 2008.
(16) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated January 2, 2008.
(17) Incorporated by reference to Exhibits filed with the Company’s Current Report on Form 8-K dated April 1, 2008.
(18) Incorporated by reference to Exhibits filed with the Company’s Current Report on Form 8-K dated April 1, 2008.
(19) Incorporated by reference to the Exhibits filed with  Company’s Registration Statement on Form S-8 dated August 3,
2009.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

Date	August 4, 2009	\s\ Richard Berman
Richard Berman
Chairman and Chief Executive Officer
(Principal executive officer)

Date	August 4, 2009	\s\ Mathias Barton
Mathias Barton
Chief Financial Officer and
Principal Accounting Officer
(Principal financial officer)

Index

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32.	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report)