Form 10-Q
period 2009-09-26
Dorman Products, Inc.
filed 2009-11-02
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 26, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-18914

DORMAN PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2078856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 East Walnut Street, Colmar, Pennsylvania	18915
(Address of principal executive offices)	(Zip Code)

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

As of October 30, 2009 the Registrant had 17,675,701 shares of common stock, $.01 par value, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 26, 2009

Index

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Thirteen Weeks Ended
(in thousands, except for share data)	September 26, 2009	September 27, 2008

Net Sales	$98,007	$91,202
Cost of goods sold	62,710	61,697
Gross profit	35,297	29,505
Selling, general and administrative expenses	22,318	21,010
Income from operations	12,979	8,495
Interest expense, net	52	221
Income before taxes	12,927	8,274
Provision for taxes	4,994	3,226
Net Income	$7,933	$5,048
Earnings Per Share:
Basic	$0.45	$0.29
Diluted	$0.44	$0.28
Average Shares Outstanding:
Basic	17,657	17,660
Diluted	17,998	18,046

See accompanying notes to consolidated financial statements

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Thirty-nine Weeks Ended
(in thousands, except for share data)	September 26, 2009	September 27, 2008

Net Sales	$280,680	$261,638
Cost of goods sold	184,958	177,265
Gross profit	95,722	84,373
Selling, general and administrative expenses	65,003	62,463
Income from operations	30,719	21,910
Interest expense, net	204	774
Income before taxes	30,515	21,136
Provision for taxes	11,757	8,173
Net Income	$18,758	$12,963
Earnings Per Share:
Basic	$1.06	$0.73
Diluted	$1.04	$0.72
Average Shares Outstanding:
Basic	17,647	17,684
Diluted	17,976	18,059

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except for share data)	September 26, 2009	December 27, 2008
Assets
Current Assets:
Cash and cash equivalents	$5,697	$5,824
Accounts receivable, less allowance for doubtful accounts and customer credits of $35,815 and $32,563	88,553	77,101
Inventories	95,593	93,577
Deferred income taxes	11,796	11,626
Prepaids and other current assets	1,895	2,135
Total current assets	203,534	190,263
Property, Plant and Equipment, net	25,377	25,053
Goodwill	26,553	26,553
Other Assets	2,020	1,553
Total	$257,484	$243,422
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$6,039	$86
Accounts payable	20,265	21,900
Accrued compensation	7,971	4,775
Other accrued liabilities	3,582	3,265
Total current liabilities	37,857	30,026
Other Long-Term Liabilities	2,275	2,108
Long-Term Debt	289	15,356
Deferred Income Taxes	8,771	8,088
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $.01; authorized 25,000,000 shares: issued and outstanding 17,679,753 and 17,644,371	177	176
Additional paid-in capital	32,589	31,985
Cumulative translation adjustments	2,852	1,073
Retained earnings	172,674	154,610
Total shareholders’ equity	208,292	187,844
Total	$257,484	$243,422

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Thirty-nine Weeks Ended
(in thousands)	September 26, 2009	September 27, 2008
Cash Flows from Operating Activities:
Net income	$18,758	$12,963
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,774	5,707
Provision for doubtful accounts	365	411
Provision for deferred income tax	513	123
Provision for non-cash stock compensation	193	180
Changes in assets and liabilities:
Accounts receivable	(11,357)	(8,219)
Inventories	(1,163)	(10,474)
Prepaids and other current assets	302	-
Other assets	(523)	158
Accounts payable	(1,957)	3,173
Accrued compensation and other liabilities	3,629	(1,024)
Cash provided by operating activities	14,534	2,998
Cash Flows from Investing Activities:
Property, plant and equipment additions	(5,926)	(5,792)
Proceeds from sale of assets of a business	-	766
Cash used in investing activities	(5,926)	(5,026)
Cash Flows from Financing Activities:
Repayment of long-term debt obligations	(64)	(8,633)
Net (repayment of) proceeds from revolving credit facility	(9,050)	12,000
Proceeds from exercise of stock options	254	68
Other stock related activity	279	38
Purchase and cancellation of common stock	(815)	(995)
Cash (used in) provided by financing activities	(9,396)	2,478
Effect of exchange rate changes on cash and cash equivalents	661	(268)
Net (Decrease) Increase in Cash and Cash Equivalents	(127)	182
Cash and Cash Equivalents, Beginning of Period	5,824	6,918
Cash and Cash Equivalents, End of Period	$5,697	$7,100
Supplemental Cash Flow Information
Cash paid for interest expense	$260	$917
Cash paid for income taxes	$9,878	$7,870

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS,  INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2009 AND SEPTEMBER 27, 2008 (UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 26, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2009. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 27, 2008.

2.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. We do not retain any servicing requirements for these accounts receivable. Transactions under these agreements are accounted for as sales of accounts receivable. At September 26, 2009 and December 27, 2008, $55.7 million and $55.0 million, respectively, of accounts receivable were sold and removed from the consolidated balance sheets based upon standard payment terms. Selling, general and administrative expenses for the thirty-nine weeks ended September 26, 2009 and September 27, 2008 include $1.5 million and $1.8 million, respectively, in financing costs associated with these accounts receivable sales programs. During the thirty-nine weeks ended September 26, 2009 and September 27, 2008, we sold $57.3 million and $84.2 million, respectively, under these programs.

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of average cost or market. Inventories were as follows:

(in thousands)	September 26, 2009	December 27, 2008
Bulk product	$33,402	$35,385
Finished product	59,828	55,558
Packaging materials	2,363	2,634
Total	$95,593	$93,577

4.	Sale of Assets

On May 15, 2008, we sold certain assets of our Canadian Subsidiary for $0.9 million, which was paid in installments through December 2008.

Index

5.	Stock-Based Compensation

Effective May 18, 2000 we amended and restated our Incentive Stock Option Plan (the “Plan”). Under the terms of the Plan, our Board of Directors may grant incentive stock options or non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the date the plan was approved and are exercisable at the discretion of the Board of Directories, but in no event more than 10 years from the date of the grant. At September 26, 2009, options to acquire 322,330 shares were available for grant under the Plan. The Plan expires on December 13, 2009.

On December 12, 2008, our Board of Directors approved the 2008 Stock Option and Stock Incentive Plan, which was approved by our shareholders at the Company’s Annual Meeting held on May 20, 2009. Under the 2008 Plan, our Board of Directors may grant incentive stock options, non-qualified stock options and/or shares of restricted stock to purchase up to 1,000,000 shares of common stock to officers, directors, and employees. Grants under the 2008 Plan must be made within 10 years of the date the plan was approved and are exercisable at the discretion of the Board of Directors, but in no event more than 10 years from the date of grant.

We expense the grant-date fair value of employee stock options. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for our stock-based compensation program for the thirty-nine weeks ended September 26, 2009 and September 27, 2008 was $193,000 and $180,000 before taxes. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations. No cost was capitalized during 2009 and 2008. We included a forfeiture assumption of 5.2% in 2009 and 4.6% in 2008 in the calculation of expense. Cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements is classified as financing cash flows.

We use the Black-Scholes option valuation model to estimate the fair value of options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using the simplified method. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. There were no stock options granted in the thirty-nine weeks ended September 26, 2009 or September 27, 2008.

Transactions under the Plan were as follows:
	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 27, 2008	820,100	$5.91
Exercised	(108,100)	2.53
Cancelled	(1,500)	12.48
Balance at September 26, 2009	710,500	$6.40	4.1	$5,674,000
Options exercisable at September 26, 2009	594,300	$5.25	3.3	$5,434,000

The total intrinsic value of stock options exercised during 2009 was $1.2 million.

As of September 26, 2009, there was approximately $0.4 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

Cash received from option exercises under the Plan during 2009 was $244,000. The excess tax benefit generated from options which were exercised during 2009 was $338,000 and was credited to additional paid in capital.

Index

6.	Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share data)	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Numerator:
Net income	$7,933	$5,048	$18,758	$12,963
Denominator:
Weighted average shares outstanding used in basic earnings per share calculation	17,657	17,660	17,647	17,684
Effect of dilutive stock options	341	386	329	375
Adjusted weighted average shares outstanding used in diluted earnings per share calculation	17,998	18,046	17,976	18,059
Basic earnings per share	$0.45	$0.29	$1.06	$0.73
Diluted earnings per share	$0.44	$0.28	$1.04	$0.72

Options to purchase 192,000 and 173,500 shares were outstanding at September 26, 2009 and September 27, 2008, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

7.	Common Stock Repurchases

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

We periodically repurchase at the then current market price and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. For the thirty-nine weeks ended September 26, 2009, we repurchased and cancelled 63,364 shares of common stock. During 2008, we repurchased and cancelled 108,033 shares of common stock.

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

Index

9.	Income Taxes

At September 26, 2009, we have $ 1.8 million of net unrecognized tax benefits, $1.2 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 26, 2009, we have approximately $0.5 million of accrued interest related to uncertain tax positions.

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

Comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income and changes in foreign currency translation adjustments. Total comprehensive income was $9.5 million and $3.5 million for the thirteen weeks ended September 26, 2009 and September 27, 2008, respectively. Total comprehensive income was $20.5 million and $8.9 million for the thirty-nine weeks ended September 26, 2009 and September 27, 2008 respectively.

11.	Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Based on borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of total long-term debt, including the current portion, was $6.3 million at September 26, 2009 and $15.4 million at December 27, 2008.

12.	New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162". This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in third quarter.

In June 2009, the FASB issued new guidance concerning the transfer of financial assets. This guidance amends the criteria for a transfer of a financial asset to be accounted for as a sale, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, changes the initial measurement of a transferor’s interest in transferred financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. This new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact of adoption of this new guidance on its financial statements.

Index

In June 2009, the FASB issued new guidance concerning the determination of the primary beneficiary of a variable interest entity (“VIE”). This new guidance amends current U.S. GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of the VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE. This new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact of adoption of this new guidance on its financial statements.

In May 2009, the FASB issued new guidance concerning subsequent events. This guidance establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This Statement also requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted this guidance, as required, for the period ending June 27, 2009. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. Refer to Note 13 for the required disclosure.

In April 2008, the FASB issued guidance on the determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of the provisions of this guidance did not impact the Company’s consolidated results of operations and financial position.

In December 2007, the FASB issued new guidance on business combinations that changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. This guidance is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

In December 2007, the FASB issued new guidance concerning noncontrolling interests in consolidated financial statements. This guidance requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of this guidance did not have a material impact the Company’s consolidated financial position and results of operations.

In September 2006, the FASB issued guidance concerning fair value measurements. This guidance defines fair value, established a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this guidance does not require any new fair value measurements. The provisions of this guidance are to be applied prospectively and are effective for fiscal years beginning after November 15, 2007. The FASB has agreed to a one-year deferral of the fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We adopted this guidance for financial assets and liabilities on December 30, 2007, and there was no impact on the Company’s consolidated results of operations and financial position. We adopted this guidance for non-financial assets and liabilities on December 28, 2008, and there was no impact on the Company’s consolidated results of operations and financial position.

13.	Subsequent Events

The Company has evaluated subsequent events from September 26, 2009 to the date of this report on the form 10-Q. There were no subsequent events required to be recognized or disclosed in the financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to: (i) competition in the automotive aftermarket industry; (ii) concentration of the Company’s sales and accounts receivable among a small number of customers and the extension of customer payment terms and price concessions; (iii) the impact of consolidation in the automotive aftermarket industry; (iv) weakness in the dollar and value of the Chinese Yuan increasing; (v) dependence on senior management and control by officers, directors, and family members; (vi) increase in OE patent filings; (vii) product quality; (viii) reliance on new product development; and/or (ix) the impact of increases in the cost of production. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I, “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2008.

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

Overview

We are a leading supplier of Original Equipment (OE) Dealer "Exclusive" automotive replacement parts, automotive hardware, brake products, and household hardware to the automotive aftermarket and mass merchandise markets. Dorman automotive parts and hardware are marketed under the Dorman®, OE Solutions™, HELP!®, AutoGrade™, First Stop™, Conduct-Tite®, Pik-A-Nut®, and Scan-Tech™ brand names. We design, package and market over 92,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Our products are sold under one of the seven Dorman brand names listed above. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets including parts manufacturers for resale under their own private labels and salvage yards. Through our Scan-Tech subsidiary we are increasing our international distribution of automotive replacement parts, with sales into Europe, the Middle East and the Far East.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Percentage of Net Sales
	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.0	67.6	65.9	67.8
Gross profit	36.0	32.4	34.1	32.2
Selling, general and administrative expenses	22.8	23.1	23.2	23.8
Income from operations	13.2	9.3	10.9	8.4
Interest expense, net	-	0.2	-	0.3
Income before taxes	13.2	9.1	10.9	8.1
Provision for taxes	5.1	3.6	4.2	3.1
Net Income	8.1%	5.5%	6.7%	5.0%

Thirteen Weeks Ended September 26, 2009 Compared to Thirteen Weeks Ended September 27, 2008

Net sales increased 7% to $98.0 million for the third quarter ended September  26, 2009 from $91.2 million in the same period last year. Revenues before the impact of exchange were up 8% over the prior year.  Our revenue growth was driven by overall strong demand for our products and higher new product sales.

Index

Cost of goods sold, as a percentage of net sales, decreased to 64.0% for the thirteen weeks ended September 26, 2009 from 67.6% in the same period last year. The reduction is due primarily to lower product return and warranty costs along with a reduction in freight expenses and certain material costs.

Selling, general and administrative expenses for the thirteen weeks ended September 26, 2009 increased 6% to $22.3 million from $21.0 million in the same period last year. The increase is the result of higher new product development spending and increased incentive compensation expense due to higher earnings levels. These increases were offset partially by lower operating costs in most other areas due to cost reduction initiatives.

Interest expense, net, decreased to $0.1 million in the thirteen weeks ended September 26, 2009 from $0.2 million in the same period last year due to lower borrowing levels and lower interest rates.

Our effective tax rate decreased slightly to 38.6% in the thirteen weeks ended September 26, 2009 from 39.0% in the same period last year.

Thirty-nine Weeks Ended September 26, 2009 Compared to Thirty-nine Weeks Ended September 27, 2008

Net sales increased 7% to $280.7 million for the thirty-nine weeks ended September 26, 2009 from $261.6 million in the same period last year. Revenues before the impact of exchange and the sale of our Canadian subsidiary were up 9% over the prior year. Our revenue growth was driven by overall strong demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, decreased to 65.9% for the thirty-nine weeks ended September 26, 2009 from 67.8% in the same period last year. The decrease is the result of a reduction of $1.0 million in air freight costs compared to last year, and a reduction in other freight expenses and certain material costs.

Selling, general and administrative expenses for the thirty-nine weeks ended September 26, 2009 increased 4% to $65.0 million from $62.5 million in the same period last year. The increase is the result of higher new product development spending and increased incentive compensation expense due to higher earnings levels. Our continued focus on cost control has offset most of the variable costs associated with higher sales and inflationary cost increases.

Interest expense, net, decreased to $0.2 million in the thirty-nine weeks ended September 26, 2009 from $0.8 million in the same period last year due to lower borrowing levels and lower interest rates.

Our effective tax rate decreased slightly to 38.5% in the thirty-nine weeks ended September 26, 2009, from 38.7% in the same period last year.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. At September 26, 2009, working capital was $165.7 million, total long-term debt (including the current portion and revolving credit borrowings) was $6.3 million and shareholders’ equity was $208.3 million. Cash and cash equivalents as of September 26, 2009 was $5.7 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of September 26, 2009 and December 27, 2008, we had sold $55.7 million and $55.0 million in accounts receivable under these programs and had removed them from our balance sheets based upon standard payment terms. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2010. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at September 26, 2009 was LIBOR plus 65 basis points (0.90%). Borrowings under the facility were $6.0 million as of September 26, 2009. We had approximately $21.4 million available under the facility at September 26, 2009. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

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

Cash generated from our operating activities was $14.5 million in the thirty-nine weeks ended September 26, 2009. Net income, depreciation and a $3.6 million increase in accrued compensation and other liabilities were the primary sources of operating cash flow. Accrued compensation and other liabilities increased primarily due to higher incentive compensation accruals in 2009. The primary use of cash was accounts receivable, which increased $11.4 million due to sales growth.

Investing activities used $5.9 million of cash in the thirty-nine weeks ended September 26, 2009 primarily as a result of additions to property, plant and equipment. Capital spending in 2009 consisted of tooling associated with new products, equipment associated with the expansion of a distribution center, upgrades to information systems and scheduled equipment replacements.

Financing activities used $9.4 million of cash in the thirty-nine weeks ended September 26, 2009, primarily related to our repayment of outstanding amounts under our revolving credit facility and the purchase and cancellation of our common stock.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

Foreign Currency Fluctuations

In 2008, approximately 80% of our products were purchased from suppliers in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

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

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized by the Company. During the second and third quarter of 2008 we experienced significant increases in the cost of our materials costs as a result of commodity price increases and weakness in the U.S. Dollar. The upward pressure on materials costs has eased as the U.S. economy weakened, but costs are up over the first half of 2008 levels. We have been able to offset a portion of these cost increases with higher selling prices; however, we may not be able to do so in the future. We will attempt to offset any further cost increases by passing along selling price increases to customers, through the use of alternative suppliers and by resourcing products to other countries. However, there can be no assurance that we will be successful in these efforts.

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

Income Taxes. We follow the asset and liability method of accounting for deferred income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for the change in the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income taxes takes into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset takes into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates.

Index

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162". This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. This statement applies beginning in third quarter.

In June 2009, the FASB issued new guidance concerning the transfer of financial assets. This guidance amends the criteria for a transfer of a financial asset to be accounted for as a sale, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, changes the initial measurement of a transferor’s interest in transferred financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. This new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact of adoption of this new guidance on its financial statements.

In June 2009, the FASB issued new guidance concerning the determination of the primary beneficiary of a variable interest entity (“VIE”). This new guidance amends current U.S. GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of the VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE. This new guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact of adoption of this new guidance on its financial statements.

In May 2009, the FASB issued new guidance concerning subsequent events. This guidance establishes the standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. This Statement also requires the disclosure of the date through which subsequent events have been evaluated. The Company adopted this guidance, as required, for the period ending June 27, 2009. Adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. Refer to Note 13 for the required disclosure.

In April 2008, the FASB issued guidance on the determination of the useful life of intangible assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption of the provisions of this guidance did not impact the Company’s consolidated results of operations and financial position.

In December 2007, the FASB issued new guidance on business combinations that changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. This guidance is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.

In December 2007, the FASB issued new guidance concerning noncontrolling interests in consolidated financial statements. This guidance requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of this guidance did not have a material impact the Company’s consolidated financial position and results of operations.

Index

In September 2006, the FASB issued guidance concerning fair value measurements. This guidance defines fair value, established a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. Accordingly, this guidance does not require any new fair value measurements. The provisions of this guidance are to be applied prospectively and are effective for fiscal years beginning after November 15, 2007. The FASB has agreed to a one-year deferral of the fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. We adopted this guidance for financial assets and liabilities on December 30, 2007, and there was no impact on the Company’s consolidated results of operations and financial position. We adopted this guidance for non-financial assets and liabilities on December 28, 2008, and there was no impact on the Company’s consolidated results of operations and financial position.

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

Item 4.  Controls and Procedures

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

As of September 26, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Index

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

10.1.3 (10)	Amendment to Lease, dated April 1, 2002, between the Company and the BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.1.4 (13)	Amendment to Lease, dated December 12, 2007, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.

10.2 (14)	Lease, dated January 31, 2006, between the Company and First Industrial, L.P. for premises located at 3150 Barry Drive, Portland, Tennessee.

Index

10.2.1 (15)	Amendment to Lease, dated January 28, 2008, between the Company and First Industrial, L.P. for premises located at 3150 Barry Drive, Portland, Tennessee.

10.3 (11)	Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, N.A.

10.3.1 (16)	Amendment to Amended and Restated Credit Agreement, dated December 24, 2007, between the Company and Wachovia Bank, N.A.

10.4 (12)	Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority.

10.5 (8)†	Dorman Products, Inc. Amended and Restated Incentive Stock Plan.

10.6 (5)†	Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.6.1 (9)†	Amendment No. 1 to the Dorman Products, Inc. 401(k) Retirement Plan and Trust.

10.7 (5)†	Dorman Products, Inc. Employee Stock Purchase Plan.

10.9 (17)	Employment Agreement, dated April 1, 2008, between the Company and Richard N. Berman.

10.10 (18)	Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman.

10.11(19)	Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report)

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32.	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

________________
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
(16) Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated January
2, 2008.
(17) Incorporated by reference to Exhibits filed with the Company’s Current Report on Form 8-K dated April 1, 2008.
(18) Incorporated by reference to Exhibits filed with the Company’s Current Report on Form 8-K dated April 1, 2008.
(19) Incorporated by reference to the Exhibits filed with the Registration Statement on Form S-8 dated August 3, 2009

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

Date November 2, 2009	\s\ Richard Berman
Richard Berman
Chairman and Chief Executive Officer
(Principal executive officer)

Date November 2, 2009	\s\ Mathias Barton
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