Form 10-K
period 2009-12-26
Dorman Products, Inc.
filed 2010-03-05
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2009

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
Yes ☐       No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and “smaller reporting company in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐       No ☒

As of March 2, 2010 the registrant had 17,685,999 shares of common stock, $.01 par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 27, 2009 was $148,938,014.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 26, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K

DORMAN PRODUCTS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 26, 2009

Index

PART I
Item 1. Business.

General

Dorman Products, Inc. (formerly R&B, Inc.) was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, "Dorman", the "Company", “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

We are a supplier of automotive replacement parts and fasteners and service line products primarily for the automotive aftermarket. We market over 103,000 different automotive replacement parts (including brake parts), fasteners and service line products. Approximately 21% of our parts and 69% of our net sales consists of parts and fasteners that were original equipment dealer "exclusive" items at the time of their introduction. Original equipment dealer "exclusive" parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 90% of our products are sold under our brand names and the remainder is sold for resale under customers' private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance Auto, and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets and salvage yards. Through our Scan-Tech subsidiary, we are increasing our international distribution of automotive replacement parts, with sales into Europe, the Middle East and Asia.  We are increasing distribution of automotive replacement parts in Canada through our Dorman Canada Business Unit.

The Automotive Aftermarket

The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for sales of approximately $207.6 billion in 2009, and parts for medium and heavy duty trucks, which accounted for sales of approximately $69.5 billion in 2009. We currently market products primarily for passenger cars and light trucks.

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

The increasing complexity of automobiles and the number of different makes and models of automobiles have resulted in a significant increase in the number of products required to service the domestic and foreign automotive fleet. Accordingly, the number of parts required to be carried by retailers and wholesale distributors has increased substantially. The requirement to include more products in inventory and the significant consolidation among distributors of automotive replacement parts have in turn resulted in larger distributors.

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

Index

Brands and Products

We sell over 103,000 different automotive replacement parts, fasteners and service line products to meet a variety of needs. Our DORMAN® NEW SINCE 1918™ marketing campaign launched in 2005 repositioned our brands under a single corporate umbrella - DORMAN®. Our products are now sold under one of the seven DORMAN® sub-brands as follows:

DORMAN® OE Solutions ™	- Automotive replacement parts, such as intake manifolds, exhaust manifolds, oil cooler lines, window regulators, harmonic balancers and radiator fan assemblies.

DORMAN® HELP! ®
- Automotive replacement parts, including window handles, and switches, door hardware, interior trim parts, headlamp aiming screws and retainer rings, radiator parts, battery hold-down bolts and repair kits, valve train parts and power steering filler caps

DORMAN® AutoGrade™
- A line of application specific and general automotive hardware that is a necessary element to a complete repair. Product categories include body hardware, general automotive fasteners, oil drain plugs, and wheel hardware.

DORMAN® Conduct-Tite!®	- A selection of electrical connectors, wire, tools, testers, and accessories.

DORMAN® FirstStop™	- Value priced technician quality brake and clutch program containing more than 8,500 SKU's.

DORMAN® Pik-A-Nut®	- A line of home hardware and home organization products specifically designed for retail merchandisers.

DORMAN® Scan-Tech®	- Based in Stockholm, Sweden, DORMAN Scan-Tech sells a complete line of Volvo and Saab replacement parts throughout the world.

We also generate revenues by the sale of parts that we package for ourselves, or others, for sale in bulk or under the private labels of parts manufacturers and national warehouse distributors (such as Carquest and NAPA).

We group our products into four major classes: automotive body, powertrain, chassis, and hardware.  The following table represents each of the four classes as a percentage of net sales for each of the last three fiscal years.

	Percentage of Net Sales
	Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Automotive Body	27%	25%	22%
Power-train	33%	33%	33%
Chassis	23%	23%	26%
Hardware	17%	19%	19%
Total	100%	100%	100%

Our line of automotive body products include door handles and hinges, window lift motors, regulators, switches and handles, wiper components, lighting, electrical, and other interior and exterior automotive body components.  Our power-train product line includes intake and exhaust manifolds, cooling products, balancers, fluid lines, reservoirs, and connectors, 4 wheel drive components and axles, drain plugs, and other engine, transmission and axle components.  Chassis products include brake hardware and hydraulics, wheel and axle hardware, suspension arms, knuckles, links and bushings; and other suspension, steering and brake components.  Hardware products include threaded bolts, auto body and home fasteners, automotive and home electrical wiring components, and other hardware assortments and merchandise.

We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a one year, two year, or limited lifetime warranty depending on the product type. All warranties limit the customer’s remedy to the repair or replacement of the part that is defective.

Index

Product Development

Product development is central to our business. The development of a broad range of products, many of which are not conveniently or economically available elsewhere, has in part, enabled us to grow to our present size and is important to our future growth. In developing our products, our strategy has been to design and package parts so as to make them better and easier to install and/or use than the original parts they replace and to sell automotive parts for the broadest possible range of uses. Through careful evaluation, exacting design and precise tooling, we are frequently able to offer products which fit a broader range of makes and models than the original equipment parts they replace, such as an innovative neoprene replacement oil drain plug which fits not only a variety of Chevrolet models, but also Fords, Chryslers and a range of foreign makes and models. This assists retailers and other purchasers in maximizing the productivity of the limited space available for each class of part sold. Further, where possible, we improve our parts so they are better than the parts they replace. Thus, many of the our products are simpler to install or use, such as a replacement "split boot" for a constant velocity joint that can be installed without disassembling the joint itself and a replacement spare tire hold-down bolt that is longer and easier to thread than the original equipment bolt it replaced. In addition, we often package different items in complete kits to ease installation.

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

Each new product idea is reviewed by our product management staff, as well as by members of the production, sales, finance, marketing, and administrative staffs. In determining whether to produce an individual part or a line of related parts, we consider the number of vehicles of a particular model to which the part may be applied, the potential for modifications which will allow the product to be used over a broad range of makes and models, the average age of the vehicles in which the part would be used and the failure rate of the part in question. In addition, we review patents and other intellectual property rights, if any, that may apply.  This review process narrows the many new product suggestions down to those most likely to enhance our existing product lines or to support new product lines.

Sales and Marketing

We market our products to three groups of purchasers who in turn supply individual consumers and professional installers:

(i) Approximately 42% of our revenues are generated from sales to automotive aftermarket retailers (such as AutoZone, Advance Auto, and O'Reilly), local independent parts wholesalers and national general merchandise chain retailers. We sell some of our products to virtually all major chains of automotive aftermarket retailers;

(ii) Approximately 39% of our revenues are generated from sales to warehouse distributors (such as Carquest and NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

(iii) The balance of our revenues (approximately 19%) are generated from international sales and sales to special markets, which include, among others, mass merchants (such as Wal-Mart), salvage yards and the parts distribution systems of parts manufacturers.

We use a number of different methods to sell our products. Our more than 40 person direct sales force and sales support staff solicits purchases of our products directly from customers, as well as managing the activities of 15 independent manufacturers’ representative agencies. We use independent manufacturers’ representative agencies to help service existing retail and warehouse distribution customers, providing frequent on-site contact. We increase sales by securing new customers and by adding new product lines and expanding product selection within existing customers. For certain of our major customers, and our private label purchasers, we rely primarily upon the direct efforts of our sales force who, together with the marketing department and our executive officers, coordinate the more complex pricing and ordering requirements of these accounts.

Our sales efforts are not directed merely at selling individual products, but rather more broadly towards selling groups of related products that can be displayed on attractive Dorman-designed display systems, thereby maximizing each customer's ability to present our product line within the confines of the available area.

We prepare a number of catalogs, application guides and training materials designed to describe our products and other applications as well as to train our customers' salesmen in the promotion and sale of our products. Every two to three years we prepare a new master catalog which lists all of our products. The catalog is updated periodically through supplements and is available on our website.

Index

We currently service more than 2,400 active accounts. During 2009, 2008 and 2007, three customers (AutoZone, Advance Auto, and O’Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for 39% 40%, and 38% of net sales, respectively.

Manufacturing

Substantially all of our products are manufactured to our specifications by third parties. Because numerous contract manufacturers are available to manufacture our products, we are not dependent upon the services of any one contract manufacturer or any small group of them. No one manufacturer supplies more than 10% of our products. In 2009, as a percentage of our total dollar volume of purchases, approximately 22% of our products were purchased from various suppliers throughout the United States and the balance of our products were purchased directly from vendors in a variety of foreign countries.

Once a new product has been developed, our engineering department produces detailed proprietary engineering drawings and prototypes which are used to solicit bids for manufacture from a variety of vendors in the United States and abroad. After a vendor is selected, tooling for a production run is produced by the vendor at our expense. A pilot run of the product is produced and subjected to rigorous testing by our engineering department and, on occasion, by outside testing laboratories and facilities in order to evaluate the precision of manufacture and the resiliency and structural integrity of the materials used. If acceptable, the product then moves into full production.

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

Proprietary Rights

While we take steps to register our trademarks when possible, we believe that our business is not heavily dependent on such trademark registration. Similarly, while we actively seek patent protection for the products and improvements which we develop, we do not believe that patent protection is critical to the success of our business. Rather, the quality, price and availability of our products is critical to our success.

Index

Employees

At December 26, 2009, we had 997 employees worldwide, of whom 983 were employed full-time and 14 were employed part-time. Of these employees, 598 were engaged in production, inventory, or quality control, 136 were involved in engineering, product development and brand management, 68 were employed in sales and order entry, and the remaining 195, including our 5 executive officers, were devoted to administration, finance, legal, and strategic planning.

No domestic employees are covered by any collective bargaining agreement. Approximately 25 employees at our Swedish subsidiary are governed by a national union. We consider our relations with our employees to be generally good.

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

Unfavorable Economic Conditions May Adversely Affect Our Business.

Adverse changes in economic conditions, including inflation, recession, or instability in the financial markets or credit markets may either lower demand for our products or increase our operational costs, or both.  Such conditions may also materially impact our customers, suppliers and other parties with whom we do business.  Our revenue will be adversely affected if demand for our products declines.  The impact of unfavorable economic conditions may also impair the ability of our customers to pay for products they have purchased.  As a result, reserves for doubtful accounts and write-offs of accounts receivables may increase and failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition.

The Loss or Decrease in Sales Among One of Our Top Three Customers Could Have a Substantial Negative Impact on Our Sales and Operating Results.

A significant percentage of our sales has been, and will continue to be, concentrated among a relatively small number of customers. During 2009, 2008 and 2007, three customers (AutoZone, Advance Auto, and O’Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for  39% 40%, and 38% of net sales, respectively.  We anticipate that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results.

We Extend Credit to Our Customers Who May Be Unable to Pay In the Future.

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 76% and 81% of total accounts receivable as of December 26, 2009 and December 27, 2008, respectively. Management continually monitors the credit terms and credit limits to these and other customers.

Index

The Terms of Our Customer Contracts Are Not Favorable to Us and May Affect Our Financial Results.

The automotive aftermarket has been consolidating over the past several years. As a result, many of our customers have grown larger and therefore have more leverage in negotiations. Customers press for extended payment terms and returns of slow moving product when negotiating with us. While we attempt to avoid or minimize such concessions, in some cases payment terms to customers have been extended and returns of product have exceeded historical levels. The product returns primarily affect our profit levels while payment terms extensions generally reduce operating cash flow and require additional capital to finance the business. We expect both of these trends to continue for the foreseeable future.

Our Business May be Negatively Impacted By Foreign Currency Fluctuations and Our Dependence on Foreign Suppliers.

In 2009, approximately 78% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value relative to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases is from China. Although the value of the Chinese Yuan has been relatively constant relative to the U.S. dollar for the past eighteen months, prior to that it had increased steadily relative to the U.S. Dollar since July 2005 when it was allowed to fluctuate against a basket of currencies. If the value of the Yuan were to increase further relative to the U.S. Dollar over the next few years, the cost of products that we purchase from China would most likely increase.

As a result of the magnitude of our foreign sourcing, our business may be subject to risks, including the following:

•	uncertainty caused by the elimination of import quotas and the possible imposition of additional quotas or antidumping or countervailing duties or other retaliatory or punitive trade measures;

•	imposition of duties, taxes and other charges on imports;

•	significant devaluation of the dollar against foreign currencies;

•	restrictions on the transfer of funds to or from foreign countries;

•
political instability, military conflict or terrorism involving the United States or any of the countries where our products are manufactured, which could cause a delay in transportation or an increase in costs of transportation, raw materials or finished product or otherwise disrupt our business operations; and

•
disease, epidemics and health-related concerns, such as swine flu, SARS or the mad cow or hoof and mouth disease outbreaks in recent years, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny and embargoing of goods produced in infected areas.

If these risks limit or prevent us from acquiring products from foreign suppliers or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found, which could negatively impact our business.

The Loss of a Key Supplier Could Lead to Increased Costs and Lower Profit Margins.

The majority of the products sold by the Company are purchased from foreign vendors.   If any of  our existing vendors fail to meet our needs, we believe that sufficient capacity exists in the open market to supply any shortfall that may result. Nevertheless, it is not always possible to replace a key supplier without a disruption in our operations and replacement of significant supply is often at higher prices.

Loss of Third-Party Transportation Providers Upon Whom We Depend or Increases in Fuel Prices Could Increase Our Costs or Cause a Disruption in Our Operations.

We depend upon third-party transportation providers for delivery of our products to our customers and from our suppliers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, but not limited to, shortages of truck drivers, disruptions in rail service, decreases in ship building or increases in fuel prices, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis.

Index

Limited Shelf Space May Adversely Affect Our Ability to Expand Our Product Offerings.

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

An Increase in Patent Filings by Original Equipment Manufacturers Could Negatively Impact Our Ability to Develop New Products.

We have seen an increase in patent requests for new designs made by original equipment manufacturers. If original equipment manufacturers are able to obtain patents on new designs at a rate higher than historical levels, we could be restricted or prohibited from selling aftermarket products covered by such items, which could have an adverse impact on our business.

Quality Problems with Our Products Could Damage Our Reputation and Adversely Affect Our Business.

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

If We Do Not Continue to Develop New Products and Bring Them to Market, Our Business, Financial Condition and Results of Operations Could Be Materially Impacted.

The development and production of new products is often accompanied by design and production delays and related costs typically associated with the development and production of new products.  While we expect and plan for such delays and related costs, we cannot predict with precision the time and expense required to overcome these initial problems and to ensure full performance to specifications.  There is a risk that we may not be able to introduce or bring to full-scale production new products as quickly as we expected in our product introduction plans, which could have a material adverse effect on our business, financial condition, and results of operations.

We May Lose Business to Competitors.

Competition within the automotive aftermarket parts business is intense.  We compete in North America with both original equipment parts manufacturers and with companies that, like us, supply parts only to the automotive aftermarket. We expect such competition to continue.  Our inability to compete successfully in our industry could cause us to lose customers.

We Have No History of Paying Dividends.

We do not intend to pay cash dividends for the foreseeable future. Rather, we intend to retain our earnings, if any, for the operation and expansion of our business.

Dorman’s Officers, Directors and Their Family Members Control the Company.

As of March 2, 2010, Richard N. Berman and Steven L. Berman, who are officers and directors of Dorman Products, Inc., their father, Jordan S. Berman, and their brothers, Marc H. Berman and Fred B. Berman beneficially own approximately 40% of the outstanding Common Stock and are able to elect the Board of Directors, have a controlling influence over the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and the affairs of the Company.

Our Success Depends on the Efforts of Our Founders and Other Key Managers and Personnel.

The success of our business will continue to be dependent upon Richard N. Berman, Chairman of the Board and Chief Executive Officer and Steven L. Berman, President, Chief Operating Officer, Secretary-Treasurer and Director and other executive officers and key employees and our ability to attract and retain other skilled managers. The loss of the services of any of these individuals for an extended period of time could have a material adverse effect on our business.

Index

We May be Exposed to Certain Regulatory and Financial Risks Related to Climate Change.

Climate change is receiving increasing attention worldwide.  Some scientists, legislators and others attribute global warming to increased levels of greenhouse gases, including carbon dioxide, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.

There are a number of pending legislative and regulatory proposals to address greenhouse gas emissions. For example, in June 2009 the U.S. House of Representatives passed the American Clean Energy and Security Act that would phase-in significant reductions in greenhouse gas emissions if enacted into law. The U.S. Senate is considering a different bill, and it is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program may be adopted. Similarly, certain countries have adopted the Kyoto Protocol. These actions could increase costs associated with our operations, including costs for components used in the manufacture of our products and freight costs.

Because it is uncertain what laws and regulations will be enacted, we cannot predict the potential impact of such laws and regulations on our future consolidated financial condition, results of operations or cash flows.

Item 1B. Unresolved Staff Comments.  None

Item 2. Properties.

Facilities

We currently have 13 warehouse and office facilities located throughout the United States, Canada, Sweden, China and Korea. Two of these facilities are owned and the remainders are leased. Our headquarters and principal warehouse facilities are as follows:

Location	Description

Colmar, PA	Corporate Headquarters and Warehouse and office - 334,000 sq. ft. (leased) (1)
Warsaw, KY	Warehouse and office - 362,000 sq. ft. (owned)
Portland, TN	Warehouse and office - 414,043 sq. ft. (leased)
Louisiana, MO	Warehouse and office - 90,000 sq. ft. (owned)
 _________________
(1)           We lease the Colmar facility from a partnership of which Richard N. Berman, Chief Executive Officer of the Company, and Steven L. Berman, President and Chief Operating Officer of the Company, their father, Jordan S. Berman, and their brothers, Marc H. Berman and Fred B. Berman, are partners. Under the lease we paid rent of $4.14 per square foot ($1.4 million per year) in 2009. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items.  In December 2007, we executed a new five year lease for the Colmar facility under substantially the same terms and conditions. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

Item 3. Legal Proceedings.

We are a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, competitive practices, trademark and patent rights, product liability claims and other matters arising out of the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, would likely have a material financial impact on the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of our security holders during the fourth quarter of fiscal year 2009.

Index

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded publicly on the NASDAQ Global Select Stock Market. At March 2, 2010 there were 164 holders of record of common stock, representing more than 1,400 beneficial owners. The last price for our common stock on March 2, 2010, as reported by NASDAQ, was $18.37 per share. Since our initial public offering, we have paid no cash dividends. We do not presently contemplate paying any such dividends in the foreseeable future. The range of high and low sales prices for our common stock for each quarterly period of 2009 and 2008 are as follows:

	2009		2008
	High	Low	High	Low
First Quarter	$13.39	$6.75	$14.48	$10.01
Second Quarter	14.24	8.55	11.40	8.85
Third Quarter	16.84	13.34	14.06	7.29
Fourth Quarter	16.63	12.73	13.05	6.62

For the information regarding our compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return on our Common Stock with the cumulative total shareholder return on the Automotive Parts & Accessories Peer Group of the Hemscott Group Index and the NASDAQ Market Index for the period from December 25, 2004 to December 26, 2009. The Automotive Parts & Accessories Peer Group is comprised of 42 public companies and the information was furnished by Research Data Group, Inc. The graph assumes $100 invested on December 25, 2004 in our Common Stock and each of the indices, and that the dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies.

Index

Stock Repurchases

Share Repurchase Program.  On February 22, 2008, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock.  Under this program, share repurchases may be made from time to time depending upon market conditions, share price and availability, and other factors at our discretion.  Repurchases will take place in open market transactions or in privately negotiated transactions in accordance with applicable laws.  We purchased 3,600 shares under the plan since its inception, all of which were purchased during fiscal year ended December 26, 2009.

In addition, we periodically repurchase shares from our 401(k) Plan.  Shares are generally purchased from our 401(k) Plan when participants elect to sell units as permitted by the Plan or to leave the Plan upon retirement, termination or other reason.  We purchased 67,416 shares from the 401(k) Plan during the fiscal year ended December 26, 2009.

During the last three months of fiscal year ended December 26, 2009, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 27, 2009 through October 24, 2009	-	-	-	-
October 25, 2009 through November 21, 2009	4,052	$14.21	-	-
November 22, 2009 through December 26, 2009	-	-	-	-
Total	4,052	$14.21	-	-

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

Item 6. Selected Financial Data.

(in thousands, except per share data)	2009	2008 (a)	2007 (b)	2006(c)	2005
Statement of Operations Data:
Net sales	$377,378	$342,325	$327,725	$295,825	$278,117
Income from operations	43,669	28,404	33,972	26,770	29,776
Net income	26,495	17,813	19,193	13,799	17,077
Earnings per share
Basic	$1.50	$1.01	$1.08	$0.78	$0.95
Diluted	$1.47	$0.99	$1.06	$0.76	$0.93
Balance Sheet Data:
Total assets	257,402	243,422	230,655	217,758	212,156
Working capital	173,153	160,237	138,288	126,804	115,812
Long-term debt	266	15,356	8,942	20,596	27,243
Shareholders' equity	215,335	187,844	173,858	153,843	138,542
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

Index

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, unfavorable economic conditions, loss of key suppliers, loss of third-party transportation providers, an increase in patent filings by original equipment manufacturers, quality problems, delay in the development and design of new products, space limitations on our customers’ shelves, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, dependence on senior management and other risks and factors identified from time to time in the reports the Company files with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I, “Item 1A, Risk Factors.”

Overview

We are a supplier of automotive replacement parts and fasteners and service line products primarily for the automotive aftermarket. We market over 103,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Approximately 21% of our parts and 69% of our net sales consists of parts and fasteners that were original equipment dealer "exclusive" items at the time of their introduction.  Original equipment dealer "exclusive" parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 90% of our products are sold under our brand names and the remainder is sold for resale under customers' private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance Auto and O'Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets and salvage yards. Through our Scan-Tech subsidiary, we are increasing our international distribution of automotive replacement parts, with sales into Europe, the Middle East and Asia.  We are increasing distribution of automotive replacement parts in Canada through our Dorman Canada Business Unit.

We generate over 90% of our revenues from customers in the North American automotive aftermarket.  The aftermarket has benefited from some of the factors affecting the general economy including tighter credit and higher unemployment.  These conditions as well as others have resulted in a significant decline in new vehicle sales and a reduction in the number of original equipment dealerships in the North American aftermarket.  Another important statistic impacting our market is total miles driven.  Total U.S. miles driven were up slightly in 2009 after being down in each of the two prior years.  We believe that the combination of these factors aided our 2009 sales growth.

While the overall automotive aftermarket in which we compete has benefited from the conditions mentioned above; our customer base has been consolidating over the past several years.  As a result, our customers regularly seek more favorable pricing, product returns and extended payment terms when negotiating with us. While we attempt to avoid or minimize such concessions, in some cases pricing concessions have been made, customer payment terms have been extended and returns of product have exceeded historical levels. The product returns and more favorable pricing primarily affect our profit levels while terms extensions generally reduce operating cash flow and require additional capital to finance the business.  We expect these trends to continue for the foreseeable future.  Gross profit margins declined in each of the three years prior to 2009 as a result of this pricing pressure. Another contributing factor in this gross profit margin decline was a shift in mix to higher priced, but lower gross margin products.  During 2009 we were able to offset the negative impact of the pricing pressures and mix shift by reducing product warranty and return costs and through lower freight and material costs.  As a result our 2009 gross profit margins improved despite the negative factors mentioned above.  We expect our customers to continue to exert pressure on our margins, and the mix shift is expected to continue.  We have increased our focus on efficiency improvements and product cost reduction initiatives to offset the impact of further price pressures.

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

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 26, 2009, December 27, 2008, and December 29, 2007 are all fifty-two week periods.

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

Stock-Based Compensation

We expense the grant-date fair value of employee stock options.  Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for each of the years ended December 26, 2009, December 27, 2008 and December 29, 2007 was $0.2 million, $0.2 million and $0.5 million before taxes, respectively. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations.   Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements is classified as financing cash flows.

Index

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Percentage of Net Sales
	Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold	65.1	67.8	65.7
Gross profit	34.9	32.2	34.3
Selling, general and administrative expenses	23.3	23.9	23.8
Goodwill impairment	-	-	0.1
Income from operations	11.6	8.3	10.4
Interest expense, net	0.1	0.3	0.6
Income before taxes	11.5	8.0	9.8
Provision for taxes	4.5	2.8	3.9
Net Income	7.0%	5.2%	5.9%

Fiscal Year Ended December 26, 2009 and December 27, 2008

Net sales increased 10.2% to $377.4 million in 2009 from $342.3 million in 2008.  Revenues before the impact of exchange and the sale of our Canadian subsidiary were up 11.4% over the prior year. Our revenue growth was driven by overall strong demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, decreased to 65.1% in 2009 from 67.8% in the same period last year. The increase is the result of lower warranty and product return costs along with a reduction in freight expenses and certain material costs.

Selling, general and administrative expenses in 2009 increased 7.7% to $88.1 million from $81.8 million in 2008. The spending increase is the result of higher variable costs related to our sales increase as well as increased new product development spending and higher incentive compensation expense due to higher earnings levels.

Interest expense, net, decreased to $0.3 million in 2009 from $0.9 million in 2008 due to lower borrowing levels and lower interest rates.

Our effective tax rate increased to 38.8% in 2009 from 35.2% in the prior year.  The increase is the result of a $0.7 million tax benefit realized upon the disposition of our Canadian subsidiary in 2008 and higher provisions for state income taxes in 2009.

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

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements.  At December 26, 2009, working capital was $173.2 million, total long-term debt (including the current portion and revolving credit borrowings) was $0.4 million and shareholders’ equity was $215.3 million.  Cash and cash equivalents as of December 26, 2009 was $10.6 million.

Index

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands.  These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow.  We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions.  As of December 26, 2009 and December 27, 2008, we sold $55.9 million and $55.0 million in accounts receivable under these programs and removed them from our balance sheets based upon standard payment terms.  We expect continued pressure to extend our payment terms for the foreseeable future.  Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2010.  Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA.  The interest rate at December 26, 2009 was LIBOR plus 65 basis points (0.88%).  There were no borrowings under the facility as of December 26, 2009.  Letters of credit outstanding under the facility as of December 26, 2009 amounted to $2.5 million.  We had approximately $27.5 million available under the facility at December 26, 2009.  The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

We also have outstanding $0.4 million under a commercial loan granted in connection with the opening of a distribution facility which bears interest at 4% payable monthly.  The principal balance is paid monthly in equal installments through September 2013.  The loan is secured by a letter of credit issued under our revolving credit facility.

Off-Balance Sheet Arrangements

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

Contractual Obligations and Commercial Commitments

We have future obligations for debt repayments, future minimum rental and similar commitments under noncancellable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 26, 2009 are summarized in the tables below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term borrowings	$356	$90	$190	$76	$-
Estimated interest payments (1)	28	13	14	1	-
Operating leases	13,761	3,340	5,297	2,429	2,695
	$14,145	$3,443	$5,501	$2,506	$2,695

(1)
These amounts represent future interest payments related to our existing debt obligations based on fixed and variable interest rates specified in the underlying loan agreements. Payments related to variable debt are based on interest rates and outstanding balances as of December 26, 2009. The amounts do not assume the refinancing or replacement of such debt.

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of Credit	$2,517	$2,517	$-	$-	$-
	$2,517	$2,517	$-	$-	$-

The Company has excluded from the table above unrecognized tax benefits due to the uncertainty of the amount and period of payment.  As of December 26, 2009, the Company has gross unrecognized tax benefits of $2.2 million (see Note 8 to the consolidated financial statements).

We reported a net source of cash from our operating activities of $27.6 million in the year ended December 26, 2009.  Net income, depreciation and a $6.7 million increase in accrued compensation and other liabilities were the primary sources of operating cash flow.  Accrued compensation and other liabilities increased primarily as a result of higher incentive compensation costs due to higher  earnings levels.  Accounts receivable and accounts payable were the primary uses of cash.  Accounts receivable increased $11.1 million due primarily to higher sales levels.   Accounts payable decreased $6.0 million as a result of lower inventory purchases during the fourth quarter.

Index

Investing activities used $7.8 million of cash in 2009 primarily as a result of additions to property, plant and equipment.  Capital spending in 2009 consisted of tooling associated with new products, upgrades to information systems and scheduled equipment replacements.

Financing activities used $15.3 million of cash in the year ended December 26, 2009.  The primary elements of our financing activities were $15.0 million in repayments under our revolving credit facility.  We also repurchased $0.9 million in common stock from our 401(k) plan during 2009.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.   It is our intent to extend our revolving credit facility that expires in June 2010.

Foreign Currency Fluctuations

In 2009, approximately 78% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value relative to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases is from China. Although the value of the Chinese Yuan has been relatively constant relative to the U.S. dollar for the past eighteen months, prior to that it had increased steadily relative to the U.S. Dollar since July 2005. If the value of the Yuan were to increase further relative to the U.S. Dollar over the next few years, the cost of products that we purchase from China would most likely increase.

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized by us.  During 2008 we experienced significant increases in the cost of materials and transportation costs as a result of commodity price increases and weakness in the U.S. Dollar.  The upward pressure on materials and transportation costs eased in 2009 as the U.S. economy weakened. We were able to offset the 2008 cost increases with selling price increases and certain cost saving measures; however, we may not be able to do so in the future.  We will attempt to offset further cost increases by passing along selling price increases to customers, through the use of alternative suppliers and by resourcing purchases to other countries.  However there can be no assurance that we will be successful in these efforts.

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer, and Steven L. Berman, our President, are partners.  Total rental payments each year to the partnership under the lease arrangement were $1.4 million in 2009 and 2008 and $1.3 million in 2007.  The lease with the partnership expires on December 28, 2012.

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

Allowance for Doubtful Accounts. The preparation of our financial statements requires us to make estimates of the collectability of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 76% and 81% of net accounts receivable as of December 26, 2009 and December 27, 2008, respectively. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on our sales and operating results.

Index

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

Goodwill. We employ a market comparable approach in conducting our annual impairment tests. Earnings multiples of 5.25 to 5.5 times EBITDA were used when conducting these tests in 2009. As a result of the impairment tests performed in 2007, we wrote-off the goodwill of our Canadian subsidiary (Hermoff).   See Note 1 of the Notes to Consolidated Financial Statements in this report.

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

Recent Accounting Pronouncements

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates.  Substantially all of our borrowings as well as our accounts receivable sale programs bear interest rates tied to LIBOR.  Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could borrow funds thereunder.  A one percentage point increase in LIBOR or the discount rates on our accounts receivable sale program would increase our interest expense on our variable rate debt and our accounts receivable financing costs by approximately $0.6 million annually.  This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period.

Item 8. Financial Statements and Supplementary Data.

Our financial statement schedule that is filed with this Report on Form 10-K is listed in Item 15(a)(2), Part IV, of this Report.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dorman Products, Inc.:

We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 26, 2009.  In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dorman Products, Inc. and subsidiaries as of December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dorman Products, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Philadelphia, PA
March 5, 2010

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
(in thousands, except per share data)	December 26,	December 27,	December 29,
	2009	2008	2007

Net Sales	$377,378	$342,325	$327,725
Cost of goods sold	245,592	232,140	215,256
Gross profit	131,786	110,185	112,469
Selling, general and administrative expenses	88,117	81,781	78,083
Goodwill impairment	-	-	414
Income from operations	43,669	28,404	33,972
Interest expense, net	343	920	1,856
Income before income taxes	43,326	27,484	32,116
Income taxes	16,831	9,671	12,923
Net Income	$26,495	$17,813	$19,193
Earnings Per Share:
Basic	$1.50	$1.01	$1.08
Diluted	$1.47	$0.99	$1.06
Weighted Average Shares Outstanding:
Basic	17,658	17,675	17,693
Diluted	17,996	18,049	18,132

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 26, 2009	December 27, 2008
Assets
Current Assets:
Cash and cash equivalents	$10,626	$5,824
Accounts receivable, less allowance for doubtful accounts and customer credits of $36,433 and $32,563	88,164	77,101
Inventories	89,927	93,577
Deferred income taxes	12,620	11,626
Prepaids and other current assets	2,248	2,135
Total current assets	203,585	190,263
Property, Plant and Equipment, net	25,218	25,053
Goodwill	26,553	26,553
Other Assets	2,046	1,553
Total	$257,402	$243,422

Liabilities and Shareholders' Equity
Current Liabilities:
Current portion of long-term debt	$90	$86
Accounts payable	16,098	21,900
Accrued compensation	10,376	4,775
Other accrued liabilities	3,868	3,265
Total current liabilities	30,432	30,026
Other Long-Term Liabilities	2,675	2,108
Long-Term Debt	266	15,356
Deferred Income Taxes	8,694	8,088
Commitments and Contingencies (Note 10)
Shareholders' Equity:
Common stock, par value $.01; authorized 25,000,000 shares; issued and outstanding 17,679,573 and 17,644,371 shares	177	176
Additional paid-in capital	32,708	31,985
Cumulative translation adjustments	2,089	1,073
Retained earnings	180,361	154,610
Total shareholders' equity	215,335	187,844
Total	$257,402	$243,422

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-In Capital	Cumulative Translation Adjustments	Retained Earnings	Total
	Shares Issued	Par Value

Balance at December 30, 2006	17,705,499	$177	$32,956	$2,954	$117,756	$153,843
Common stock issued to Employee Stock Purchase Plan	186	-	2	-	-	2
Shares issued under Incentive Stock Plan	87,468	1	120	-	-	121
Other stock related activity	-	-	135	-	-	135
Purchase and cancellation of common stock	(90,205)	(1)	(1,078)	-	-	(1,079)
Compensation expense under Incentive Stock Plan	-	-	456	-	-	456
Comprehensive Income:
Net income	-	-	-	-	19,193	19,193
Currency translation adjustments	-	-	-	1,187	-	1,187
Total comprehensive income						20,380
Balance at December 29, 2007	17,702,948	177	32,591	4,141	136,949	173,858
Common stock issued to Employee Stock Purchase Plan	1,459	-	11	-	-	11
Shares issued under Incentive Stock Plan	47,997		118	-	-	118
Other stock related activity	-	-	42	-	-	42
Purchase and cancellation of common stock	(108,033)	(1)	(1,025)	-	(152)	(1,178)
Compensation expense under Incentive Stock Plan	-	-	248	-	-	248
Comprehensive Income:
Net income	-	-	-	-	17,813	17,813
Currency translation adjustments	-	-	-	(3,068)	-	(3,068)
Total comprehensive income						14,745

Balance at December 27, 2008	17,644,371	176	31,985	1,073	154,610	187,844
Common stock issued to Employee Stock Purchase Plan	1,983	-	14	-	-	14
Shares issued under Incentive Stock Plan	104,235	1	268	-	-	269
Other stock related activity	-	-	333	-	-	333
Purchase and cancellation of common stock	(71,016)	-	(128)	-	(744)	(872)
Compensation expense under Incentive Stock Plan		-	236	-	-	236
Comprehensive Income:
Net income	-	-	-	-	26,495	26,495
Currency translation adjustments	-	-	-	1,016	-	1,016
Total comprehensive income						27,511
Balance at December 26, 2009	17,679,573	$177	32,708	2,089	180,361	215,335

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 26, 2009	December 27, 2008	December 29, 2007
Cash Flows from Operating Activities:
Net income	$26,495	$17,813	$19,193
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,835	7,672	7,744
Goodwill impairment	-	-	414
Provision for doubtful accounts	354	487	302
Provision for deferred income tax	(388)	(1,289)	436
Provision for non-cash stock compensation	236	248	456
Changes in assets and liabilities, net of business acquisitions:
Accounts receivable	(11,141)	(979)	259
Inventories	4,252	(15,180)	(9,886)
Prepaids and other current assets	(18)	(429)	(423)
Other assets	(738)	339	91
Accounts payable	(6,025)	3,349	5,740
Accrued compensation and other liabilities	6,721	(2,293)	(1,655)
Cash provided by operating activities	27,583	9,738	22,671
Cash Flows from Investing Activities:
Property, plant and equipment additions	(7,830)	(7,323)	(5,371)
Proceeds from sale of assets of a business	-	919	-
Business acquisition, net of cash acquired	-	-	(3,392)
Cash used in investing activities	(7,830)	(6,404)	(8,763)
Cash Flows from Financing Activities:
Repayment of long-term debt obligations	(86)	(8,654)	(8,651)
Net repayment from revolving credit facility	(15,000)	(6,500)	(3,000)
Proceeds from exercise of stock options	283	129	123
Other stock related activity	333	43	135
Purchase and cancellation of common stock	(872)	(1,178)	(1,079)
Cash used in financing activities	(15,342)	(3,160)	(12,472)
Effect of exchange rate changes on Cash and Cash Equivalents	391	(1,268)	402
Net Increase (Decrease) in Cash and Cash Equivalents	4,802	(1,094)	1,838
Cash and Cash Equivalents, Beginning of Year	5,824	6,918	5,080
Cash and Cash Equivalents, End of Year	$10,626	$5,824	$6,918
Supplemental Cash Flow Information
Cash paid for interest expense	$345	$1,132	$2,001
Cash paid for income taxes	$15,620	$11,308	$13,093

See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 26, 2009

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

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended  December 26, 2009, December 27, 2008 and  December 29, 2007 are all fifty-two week periods.

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

Sales of Accounts Receivable. We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. We do not retain any servicing requirements for these accounts receivable. Transactions under these agreements are accounted for as sales of accounts receivable.  At December 26, 2009 and December 27, 2008, approximately $55.9 million and $55.0 million of accounts receivable were sold and removed from the consolidated balance sheets, respectively, based upon standard payment terms. Selling, general and administrative expenses include $2.0 million, $2.6 million and $1.9 million in 2009, 2008 and 2007, respectively, in financing costs associated with these accounts receivable sales programs.  During 2009, 2008, and 2007, we sold $77.5 million, $109.1 million, $104.0 million, respectively, under these programs.

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

Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.  We did not record any asset impairment charges in fiscal 2009, 2008 or 2007.

Goodwill. We employ a market comparable approach in conducting our annual impairment tests. Earnings multiples of 5.25 to 5.50 times EBITDA were used when conducting these tests in 2009.

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

Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $3.8 million in 2009, $3.4 million in 2008 and $2.6 million in 2007 have been recorded in selling, general and administrative expenses.

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

Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 76% and 81% of net accounts receivable as of December 26, 2009 and December 27, 2008, respectively. We continually monitor the credit terms and credit limits to these and other customers.  In 2009, approximately 78% of our products were purchased from suppliers located in a variety of foreign countries, with the largest portion coming from China.

Fair Value Disclosures. The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Based on borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of total long-term debt, including the current portion, was $0.4 million at December 26, 2009 and $15.4 million at December 27, 2008.

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

Index

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

Earnings Per Share. The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three years ended December 26, 2009:

	2009	2008	2007
Numerator:	(in thousands, except per share data)
Net income	$26,495	$17,813	$19,193
Denominator:
Weighted average shares outstanding used in basic earnings per share calculation	17,658	17,675	17,693
Effect of dilutive stock options	338	374	439
Adjusted weighted average shares outstanding diluted earnings per share	17,996	18,049	18,132
Basic earnings per share	$1.50	$1.01	$1.08
Diluted earnings per share	$1.47	$0.99	$1.06

Options to purchase 120,000, 203,500, and 213,500 shares were outstanding at December 26, 2009, December 27, 2008 and December 29, 2007 respectively, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive.

Stock-Based Compensation. At December 26, 2009, we had one stock-based employee compensation plan, which is described more fully in Note 11. We record equity-classified compensation expense for all awards granted. The fair values of all stock options granted by the Company are determined using the Black-Scholes model.

Product Warranties. We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a one year, two year, or limited lifetime warranty depending on the product type. All warranties limit the customer’s remedy to the repair or replacement of the part that is defective. Estimated warranty costs are based upon actual experience and forecasts using the best historical and current claim information available.  The following table summarizes the activity of our product warranty liability for the three years ended December 26, 2009 (in thousands):

	2009	2008	2007
Balance at beginning of year	$503	$125	$261
Provisions for warranty costs	258	922	511
Charge-offs	(592)	(544)	(647)
Balance at end of year	$169	$503	$125

Index

2.   Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products. Inventories were as follows:

(in thousands)	December 26, 2009	December 27, 2008
Bulk product	$29,158	$35,385
Finished product	58,742	55,558
Packaging materials	2,027	2,634
Total	$89,927	$93,577

3.   Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 26, 2009	December 27, 2008
Buildings	$12,960	$12,479
Machinery, equipment and tooling	37,589	33,084
Furniture, fixtures and leasehold improvements	4,183	4,064
Computer and other equipment	32,114	32,445
Total	86,846	82,072
Less-accumulated depreciation	(61,628)	(57,019)
Property, plant and equipment, net	$25,218	$25,053

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

On May 15, 2008, we sold certain assets of our Canadian subsidiary for $0.9 million.

5.   Long-Term Debt

Long-term debt consists of the following:

(in thousands)	December 26, 2009	December 27, 2008
Bank credit facility	$-	$15,000
Promissory note	356	442
Total	356	15,442
Less: Current portion	(90)	(86)
Total long-term debt	$266	$15,356

Bank Credit Facility. Our existing Revolving Credit Facility expires in June 2010. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at December 26, 2009 was LIBOR plus 65 basis points (0.88%). The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

Index

The average amount outstanding under the Revolving Credit Facility was $9.7 million and $14.2 million during 2009 and 2008, respectively. The maximum amount outstanding in 2009 and 2008 was $21.5 million and $24.5 million, respectively.

Promissory Note. In September 2006, we borrowed $625,000 under a commercial loan agreement in connection with the opening of a new distribution facility. The principal balance is paid in monthly installments through September 2013. The outstanding balance bears interest at an annual rate of 4% payable monthly. The loan is secured by a letter of credit issued under our Revolving Credit Facility.

We are in compliance with all financial covenants contained in the Revolving Credit Facility.

Aggregate annual principal payments applicable to long-term debt obligations as of December 26, 2009 are as follows:

(in thousands)
2010	$90
2011	93
2012	97
2013	76
Total	$356

6.   Operating Lease Commitments and Rent Expense

We lease certain equipment, automobiles and operating facilities, including our primary operating facility which is leased from a partnership described in Note 7, under noncancelable operating leases. Approximate future minimum rental payments as of December 26, 2009 under these leases are summarized as follows:

(in thousands)
2010	$3,340
2011	2,716
2012	2,581
2013	1,218
2014	1,211
Thereafter	2,695
Total	$13,761

Rent expense was $4.3 million in 2009, $4.8 million in 2008, and $4.0 million in 2007.

7.   Related Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer and Steven L. Berman, our President are partners. Total rental payments each year to the partnership under the lease arrangement were $1.4 million, $1.4 million and $1.3 million in 2009, 2008 and 2007, respectively.  The lease with the partnership expires December 28, 2012.

Index

8.  Income Taxes

The components of the income tax provision (benefit) are as follows:

(in thousands)	2009	2008	2007
Current:
Federal	$15,689	$9,804	$10,561
State	1,597	1,264	1,290
Foreign	(67)	(108)	636
	17,219	10,960	12,487
Deferred:
Federal	(481)	(1,143)	160
State	(51)	(146)	13
Foreign	144	-	263
	(388)	(1,289)	436
Total	$16,831	$9,671	$12,923

The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective tax rate:

	2009	2008	2007
Federal taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	2.3	2.6	2.6
Write-off of investment in foreign subsidiary	-	(2.4)	-
Goodwill impairment	-	-	0.4
Deferred tax write-off	0.3	-	1.8
Stock-based compensation	0.2	0.2	0.4
Other	1.0	(0.2)	-
Effective tax rate	38.8%	35.2%	40.2%

Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:

(in thousands)	December 26, 2009	December 27, 2008
Assets:
Inventories	$4,532	$4,540
Accounts receivable	6,830	6,432
Accrued expenses	2,127	1,364
Other	327	807
Gross deferred tax assets	13,816	13,143
Liabilities:
Depreciation	258	395
Goodwill	9,488	8,643
Gross deferred tax liabilities	9,746	9,038
Net deferred tax assets before valuation allowance	4,070	4,105
Valuation allowance	(144)	(567)
Net deferred tax assets	$3,926	$3,538

In 2009, we recorded a valuation allowance totaling $0.1 million against certain foreign tax loss carry forwards, and eliminated the $0.6 million valuation allowance recorded as of 2008 against foreign tax loss carry forwards upon the liquidation of our Canadian subsidiary.

Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the remaining net deferred tax assets.

Index

As of December 26, 2009, we have not provided taxes on unremitted foreign earnings from our foreign affiliate of approximately $10.4 million that are intended to be indefinitely reinvested in operations and expansion outside the United States. An estimated $1.4 million in U.S. income and foreign withholding taxes would be due if the earnings were remitted as dividends.

At December 26, 2009, we have $2.2 million of unrecognized tax benefits, $1.4 million of which would affect our effective tax rate if recognized.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at December 27, 2008	$1,752
Reductions due to lapses in statutes of limitations	(48)
Additions based on tax positions taken during the current period	471
Balance at December 26, 2009	$2,175

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 26, 2009, we have approximately $0.5 million of accrued interest related to uncertain tax positions.

The last year examined by the IRS was 2005, and all years up through and including that year are closed by examination.    We are currently under examination for tax years 2003 - 2007 by one state tax authority to which we are subject to tax. The tax years 2005-2009 remain open to examination by the remaining major taxing jurisdictions in the United States to which we are subject. The tax years 2005-2009 remain open to examination in Sweden for our Swedish subsidiary.

9.   Business Segments

We have determined that our business comprises a single reportable operating segment, namely, the sale of replacement parts for the automotive aftermarket.

During 2009, 2008 and 2007, three customers each accounted for more than 10% of net sales and in the aggregate accounted for 39%, 40% and 38% of net sales, respectively. Net sales to countries outside the US, primarily to Europe and Canada in 2009, 2008 and 2007 were $26.3 million, $27.2 million and 29.7 million, respectively.

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

11.   Capital Stock

Purchase and cancellation of common stock. We periodically repurchase and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. During 2009 and 2008, our board of directors approved the cancellation of 67,416 and 108,033 shares of common stock, respectively.

Undesignated Stock. We have 75,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by our Board of Directors.

Control by Officers, Directors and Family Members. As of March 2, 2010, Richard N. Berman and Steven L. Berman, who are officers and directors of the Company, their father and their brothers beneficially own approximately 40% of the outstanding our Common Stock and are able to elect our Board of Directors, determine the outcome of most corporate actions requiring shareholder approval and control our policies.

Index

Incentive Stock Option Plan. Our 2008 Stock Option and Stock Incentive Plan was approved by our shareholders on May 20, 2009 (the "Plan"). Under the terms of the Plan, our Board of Directors may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant.   At December 26, 2009, options to acquire 975,000 shares were available for grant under the plan.

 We expense the grant-date fair value of employee stock options.  Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for the year ended December 26, 2009, December 27, 2008 and December 29, 2007 was $236,000, $248,000 and $456,000 before taxes,  respectively. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations. No cost was capitalized during fiscal 2009, 2008 or 2007.  We included a forfeiture assumption of 5.2%, 4.6% and 3.5% in the calculation of expense in 2009, 2008 and 2007, respectively.  Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements be classified as financing cash flows.  We expense the grant date fair value of employee stock options.  Cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements is classified as financing cash flows.

The fair value of options granted was estimated using the Black-Scholes option valuation model that used the weighted average assumptions noted in the table below.  Expected volatility and expected dividend yield are based on the actual historical experience of the Company’s common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data for the options granted in 2009, and using the simplified method prescribed by the Securities and Exchange Commission for the options granted in 2008 and 2007.  The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

	2009	2008	2007
Expected dividend yield	0%	0%	0%
Expected stock price volatility	51%	37%	36%
Risk-free interest rate	2.2%	1.8%	3.8%
Expected life of options	4.3 years	6.5 years	6.5 years

The weighted-average grant-date fair value of options granted during 2009, 2008 and 2007 was $6.64, $4.49 and $5.96 per option, respectively.

Transactions under the Plan for the three years ended December 26, 2009 were as follows:

	Shares	Option Price per share	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value
Balance at December 30, 2006	981,950	$0.50 - 12.48	$4.96
Granted	55,000	13.79	13.79
Exercised	(109,800)	0.50 - 7.14	1.21
Cancelled	(24,000)	7.14 -12.48	10.60
Balance at December 29, 2007	903,150	0.50 – 13.79	5.80
Granted	40,000	11.34	11.34
Exercised	(58,650)	0.50 - 7.14	2.53
Cancelled	(64,400)	4.00 -12.48	10.93
Balance at December 27, 2008	820,100	0.50 - 13.79	5.91
Granted	25,000	15.48	15.48
Exercised	(112,200)	0.50-8.01	2.66
Cancelled	(1,500)	12.48	12.48
Balance at December 26, 2009	731,400	$0.94-15.48	$6.72	4.0	$6,614,000
Options exercisable at December 26, 2009	608,200	$0.94-13.79	$5.44	3.2	$6,275,000

Index

The total intrinsic value of stock options exercised during 2009 was $1,247,000.

As of December 26, 2009, there was approximately $0.6 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.8 years.

Cash received from option exercises during 2009 was $270,000. The excess tax benefit generated from options which were exercised during 2009 and 2008 was approximately $399,000 and $126,000, respectively, and was credited to additional paid in capital.

The following table summarizes information concerning currently outstanding and exercisable options at December 26, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.94 - $1.50	242,100	1.5	$1.50	242,100	$1.50
$4.00 - $5.08	113,900	3.2	$4.76	113,900	$4.76
$7.14 - $8.01	148,400	4.1	$7.69	148,400	$7.69
$9.15 - $11.34	65,000	8.1	$10.72	23,000	$10.28
$12.48 - $15.48	162,000	6.8	$13.39	80,800	$12.71
	731,400		$6.72	608,200	$5.44

Employee Stock Purchase Plan. In March 1992, our Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Plan permits the granting of options to purchase up to 600,000 shares of common stock by our employees. In any given year, employees may purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expire on the last day of the fiscal year. During 2009, optionees had exercised rights to purchase 1,983 shares at prices from $5.74 to $13.95 per share for total net proceeds of $14,000.

401(k) Retirement Plan. We maintain a defined contribution profit sharing and 401(k) plan covering substantially all of our employees as of December 26, 2009. Annual contributions under the plan are determined by our Board of Directors. Consolidated expense related to the plan was $1,399,000, $1,284,000 and $1,223,000 in fiscal 2009, 2008 and 2007 respectively.  At December 26, 2009, the plan held 381,278 shares of our stock.

Share Repurchase Program.  On February 22, 2008, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock.  Under this program, share repurchases may be made from time to time depending upon market conditions, share price and availability, and other factors at our discretion.  Repurchases will take place in open market transactions or in privately negotiated transactions in accordance with applicable laws.  During 2009, we purchased and cancelled 3,600 shares of common stock under the plan.

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

In September 2006, the FASB issued guidance concerning fair value measurements.  This guidance defines fair value, established a framework for measuring fair value and expands disclosures about fair value measurements.  This statement applies under other accounting pronouncements that require or permit fair value measurements.  Accordingly, this guidance does not require any new fair value measurements.  The provisions of this guidance are to be applied prospectively and were effective for fiscal years beginning after November 15, 2007.  The FASB agreed to a one-year deferral of the fair value measurement requirements for non-financial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis.  We adopted this guidance for financial assets and liabilities on December 30, 2007, and there was no impact on the Company’s consolidated  results of operations and financial position.  We adopted this guidance for non-financial assets and liabilities on December 28, 2008, and there was no impact on the Company’s consolidated results of operations and financial position.

13.   Subsequent Events

The Company has evaluated subsequent events since December 26, 2009.  There were no subsequent events required to be recognized or disclosed in the financial statements.

Supplementary Financial Information

Quarterly Results of Operations (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended December 26, 2009 and December 27, 2008:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(a)
	2009
Net sales	$86,431	$96,242	$98,007	$96,698
Income from operations	7,463	10,277	12,979	12,950
Net income	4,556	6,269	7,933	7,737
Diluted earnings per share	0.25	0.35	0.44	0.43

	2008
Net sales	$80,125	$90,311	$91,202	$80,687
Income from operations	4,719	8,696	8,495	6,494
Net income	2,682	5,233	5,048	4,850
Diluted earnings per share	0.15	0.29	0.28	0.27

(a) Results for the fourth quarter of 2008 include a $0.7 million reduction ($0.4 per share) in income tax expense as a result of the disposition of our Canadian subsidiary.

Index

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation, as of December 26, 2009, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our chief executive officer and our chief financial officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information related to us during the period when our periodic reports are being prepared.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our chief executive officer and chief financial officer, conducted an evaluation, as of December 26, 2009, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that, as of December 26, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting as of December 26, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our chief executive officer and chief financial officer, also conducted an evaluation of our internal control over financial reporting, to determine whether any changes occurred during the quarter ended December 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 26, 2009.

Index

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Dorman Products, Inc.:

We have audited Dorman Products, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dorman Products, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that material misstatement exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also includes performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Dorman Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 26, 2009, and the related financial statement schedule, and our report dated March 5, 2010 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

KPMG LLP
Philadelphia, PA
March 5, 2010

Index

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The required information is incorporated by reference from our definitive proxy statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company's fiscal year ended December 26, 2010.

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

Thomas J. Knoblauch joined the Company in April 2005 as Vice President and General Counsel. In May 2005, Mr. Knoblauch was appointed Assistant Secretary. Prior to joining the Company he was Corporate Counsel at SunGard Data Systems, Inc. and General Counsel at Rosenbluth International, Inc. He is a graduate of Widener University, St. Joseph's University, the Widener University School of Law, and the Temple University Beasley School of Law Graduate Tax Program.. Mr. Knoblauch is a member of both the Pennsylvania and New York Bar.

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

Index

Item 11. Executive Compensation.

The required information is incorporated by reference from our definitive proxy statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year ended December 26, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The required information is incorporated by reference from our definitive proxy statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year ended December 26, 2009.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 26, 2009:

			(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	731,400	$6.72	975,000
Equity compensation plans not approved by security holders	-	-	-
Total	731,400	$6.72	975,000

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The required information is incorporated by reference from our definitive proxy statement for our 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year ended December 26, 2009.

Item 14. Principal Accounting Fees and Services.

The required information is incorporated by reference from our definitive proxy statement for its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year ended December 26, 2009.

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Consolidated Financial Statements. Our consolidated financial statements and related documents are provided in Item 8, Part II, of this Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 26, 2009, December 27, 2008, and December 29, 2007.

Consolidated Balance Sheets as of December 26, 2009 and December 27, 2008.

Consolidated Statements of Shareholders' Equity for the years ended December 26, 2009, December 27, 2008, and December 29, 2007.

Index

Consolidated Statements of Cash Flows for the years ended December 26, 2009, December 27, 2008, and December 29, 2007.

Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts at Page 43

(a)(3) Exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K and Item 15(c) of this Form 10-K are listed below:

Item 601

Exhibit- Number	Title

3.1
Amended and Restated Articles of Incorporation of the Company.  Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).

3.1.1
Amendment, dated May 23, 2007, to the Amended and Restated Articles of Incorporation of the Company, permitting the issuance of uncertificated shares.  Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated May 24, 2007.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated July 31, 2009.

4.1
Specimen Common Stock Certificate of the Company.  Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).

4.2
Amended and Restated Shareholders' Agreement dated July 1, 2006.  Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

10.1
Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.  Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).

10.1.1
Amendment to Lease, dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania, amending 10.1.  Incorporated by reference to the Exhibits filed with the Company's Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740).

10.1.2
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

10.1.5
Lease, dated January 31, 2006, between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee.  Incorporated by reference to the Exhibits filed with the Company's Current Report of Form 8-K dated February 2, 2006.

10.1.6
Amendment to Lease, dated January 28, 2008, between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee.  Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K dated January 29, 2008.

10.1.7
Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, N.A.  Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K dated May 24. 2005.

10.1.8
Amendment to Amended and Restated Credit Agreement, dated December 24, 2007, between the Company and Wachovia Bank N.A., amending 10.1.5.  Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated January 2, 2008.

10.1.9
Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority.  Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated September 28, 2006.

10.2†	Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 dated August 3, 2009.

10.2.1†
Form of Incentive Stock Option Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan.  Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 dated August 3, 2009.

10.2.2†
Form of Non-Qualified Stock Option Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan.  Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 dated August 3, 2009.

10.2.3†
Form of Non-Qualified Stock Option Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan.  Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 dated August 3, 2009.

10.3†	Dorman Products, Inc. Employee Stock Purchase Plan. Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

10.4	Employment Agreement, dated April 1, 2008, between the Company and Richard N. Berman. Incorporated by reference to Exhibits filed with the Company’s Current Report on Form 8-K dated April, 1, 2008.

10.5	Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman. Incorporated by reference to Exhibits filed with the Company’s Current Report on Form 8-K dated April, 1, 2008.

14.1	Code of Ethics. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated August 3, 2006.

21	Subsidiaries of the Company (filed with this report)

23	Consent of Independent Registered Public Accounting Firm (filed with this report)

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).
† Management Contracts and Compensatory Plans, Contracts or Arrangements.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.
By: \s\ Richard N. Berman
Date: March 5, 2010	Richard N. Berman, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

\s\ Richard N. Berman
Richard N. Berman	Chief Executive Officer and	March 5, 2010
Chairman of the Board of Directors
(principal executive officer)
\s\ Mathias J. Barton
Mathias J. Barton	Chief Financial Officer	March 5, 2010
(principal financial and accounting officer)

\s\ Steven L. Berman
Steven L. Berman	President, Chief Operating Officer,	March 5, 2010
Secretary-Treasurer, Director

\s\ George L. Bernstein
George L. Bernstein	Director	March 5, 2010

\s\ John F. Creamer, Jr.
John F. Creamer, Jr.	Director	March 5, 2010

\s\ Paul R. Lederer
Paul R. Lederer	Director	March 5, 2010

\s\ Edgar W. Levin
Edgar W. Levin	Director	March 5, 2010

Index

SCHEDULE II: Valuation and Qualifying Accounts

(in thousands)	For the Year Ended
	December 26, 2009	December 27, 2008	December 29, 2007
Allowance for doubtful accounts:
Balance, beginning of period	$1,418	$1,288	$2,056
Provision	354	487	302
Charge-offs	(835)	(357)	(1,070)
Balance, end of period	$937	$1,418	$1,288
Allowance for customer credits:
Balance, beginning of period	$31,145	$27,417	$25,545
Provision	79,418	71,774	64,230
Charge-offs	(75,067)	(68,046)	(62,358)
Balance, end of period	$35,496	$31,145	$27,417
Allowance for excess and obsolete inventory:
Balance, beginning of period	$10,477	$11,779	$12,224
Provision	2,650	2,661	2,507
Charge-offs	(2,492)	(3,963)	(2,952)
Balance, end of period	$10,635	$10,477	$11,779