Form 10-Q
period 2010-03-27
Dorman Products, Inc.
filed 2010-04-29
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 27, 2010

or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number:	0-18914

DORMAN PRODUCTS, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2078856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3400 East Walnut Street, Colmar, Pennsylvania	18915
(Address of principal executive offices)	(Zip Code)

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
☐ Yes   ☒ No

As of April 27, 2010 the Registrant had 17,750,116 shares of common stock, $.01 par value, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 27, 2010

Index

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Thirteen Weeks Ended
(in thousands, except for share data)	March 27, 2010	March 28, 2009

Net Sales	$98,976	$86,431
Cost of goods sold	61,199	58,034
Gross profit	37,777	28,397
Selling, general and administrative expenses	22,078	20,934
Income from operations	15,699	7,463
Interest expense, net	65	81
Income before taxes	15,634	7,382
Provision for taxes	6,019	2,826
Net Income	$9,615	$4,556
Earnings Per Share:
Basic	$0.54	$0.26
Diluted	$0.53	$0.25
Average Shares Outstanding:
Basic	17,689	17,643
Diluted	18,061	17,965

See accompanying notes to consolidated financial statements

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except for share data)	March 27, 2010	December 26, 2009
Assets
Current Assets:
Cash and cash equivalents	$15,926	$10,626
Accounts receivable, less allowance for doubtful accounts and customer credits of $34,937 and $36,433	99,149	88,164
Inventories	89,223	89,927
Deferred income taxes	12,849	12,620
Prepaids and other current assets	2,694	2,248
Total current assets	219,841	203,585
Property, Plant and Equipment, net	25,319	25,218
Goodwill	26,553	26,553
Other Assets	2,047	2,046
Total	$273,760	$257,402
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$90	$90
Accounts payable	23,151	16,098
Accrued compensation	5,634	10,376
Other accrued liabilities	7,783	3,868
Total current liabilities	36,658	30,432
Other Long-Term Liabilities	2,740	2,675 2,108
Long-Term Debt	243	266
Deferred Income Taxes	8,799	8,694 8,088
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $.01; authorized 25,000,000 shares: issued and outstanding 17,756,949 and 17,679,573	178	177
Additional paid-in capital	33,294	32,708
Cumulative translation adjustments	2,180	2,089
Retained earnings	189,668	180,361
Total shareholders’ equity	225,320	215,335
Total	$273,760	$257,402
See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
	For the Thirteen Weeks Ended
(in thousands)	March 27, 2010	March 28, 2009
Cash Flows from Operating Activities:
Net income	$9,615	$4,556
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,924	1,890
Provision for doubtful accounts	98	306
Provision for deferred income tax	(124)	187
Provision for non-cash stock compensation	60	79
Changes in assets and liabilities:
Accounts receivable	(11,078)	(4,192)
Inventories	719	10,134
Prepaids and other current assets	(445)	787
Other assets	24	7
Accounts payable	7,047	(5,961)
Accrued compensation and other liabilities	(761)	667
Cash provided by operating activities	7,079	8,460
Cash Flows from Investing Activities:
Property, plant and equipment additions	(1,994)	(1,911)
Cash used in investing activities	(1,994)	(1,911)
Cash Flows from Financing Activities:
Repayment of long-term debt obligations	(23)	(21)
Net repayment of revolving credit facility	-	(7,500)
Proceeds from exercise of stock options	56	77
Other stock related activity	506	4
Purchase and cancellation of common stock	(343)	(99)
Cash provided by (used in) financing activities	196	(7,539)
Effect of exchange rate changes on cash and cash equivalents	19	(103)
Net Increase (Decrease) in Cash and Cash Equivalents	5,300	(1,093)
Cash and Cash Equivalents, Beginning of Period	10,626	5,824
Cash and Cash Equivalents, End of Period	$15,926	$4,731
Supplemental Cash Flow Information
Cash paid for interest expense	$68	$112
Cash paid for income taxes	$1,568	$437
See accompanying notes to consolidated financial statements.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MARCH 27, 2010 AND MARCH 28, 2009 (UNAUDITED)

1.            Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 27, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2010. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2009.

2.            Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. We do not retain any servicing requirements for these accounts receivable. Transactions under these agreements are accounted for as sales of accounts receivable. At March 27, 2010 and December 26, 2009, $54.1 million and $55.9 million, respectively, of accounts receivable were sold and removed from the consolidated balance sheets based upon standard payment terms. Selling, general and administrative expenses for the thirteen weeks ended March 27, 2010 and March 28, 2009 include $0.3 million and $0.4 million, respectively, in financing costs associated with these accounts receivable sales programs. During the thirteen weeks ended March 27, 2010 and March 28, 2009, we sold $15.7 million and $15.8 million, respectively, under these programs.

3.            Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of average cost or market. Inventories were as follows:

(in thousands)	March 27, 2010	December 26, 2009
Bulk product	$28,961	$29,158
Finished product	58,119	58,742
Packaging materials	2,143	2,027
Total	$89,223	$89,927

Index

4.            Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan was approved by our shareholders on May 20, 2009 (the “Plan”). Under the Plan, our Board of Directors may grant incentive stock options, non-qualified stock options and shares of restricted stock to purchase up to 1,000,000 shares of common stock to officers, directors, and employees. Grants under the Plan must be made within 10 years of the date the plan was approved and are exercisable at the discretion of the Board of Directors, but in no event more than 10 years from the date of grant. At March 27, 2010, options to acquire 952,500 shares were available for grant under the Plan.

We expense the grant-date fair value of employee stock options. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for our stock-based compensation program for the thirteen weeks ended March 27, 2010 and March 28, 2009 was $54,000 and $79,000 before taxes. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations. No compensation cost was capitalized during 2010 and 2009. We included a forfeiture assumption of 5.2% in 2010 and 2009 in the calculation of expense. Cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements is classified as financing cash flows.

We use the Black-Scholes option valuation model to estimate the fair value of options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. There were no stock options granted in the thirteen weeks ended March 27, 2010 or March 28, 2009.

The following table summarizes information about stock option activity for the thirteen weeks ended March 27, 2010:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 26, 2009	731,400	$6.72
Exercised	(80,830)	2.08
Cancelled	-	-
Balance at March 27, 2010	650,570	$7.29	4.1	$7,897,000
Options exercisable at March 27, 2010	544,570	$6.15	3.2	$7,231,000

The total intrinsic value of stock options exercised during 2010 was $1.4 million. Cash received from option exercises under the Plan during 2010 was $54,000. The excess tax benefit generated from options which were exercised during 2010 was $521,000 and was credited to additional paid in capital.

As of March 27, 2010, there was approximately $0.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

In the first quarter of 2010, 22,500 shares of non-vested stock were issued to the certain members of the board of directors. These shares vest ratably over the next five years. Compensation expense recorded on these shares is based on the fair value of the shares at the date of grant of $15.68, which is expensed on a straight-line basis over the vesting period. Compensation expense was $6,000 for the thirteen weeks ended March 27, 2010.

Index

5.            Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended
(in thousands, except per share data)	March 27, 2010	March 28, 2009
Numerator:
Net income	$9,615	$4,556
Denominator:
Weighted average shares outstanding us use used in basic earnings per share calculation	17,689	17,643
Effect of dilutive stock options	371	322
Adjusted weighted average shares outstanding used in diluted earnings per share calculation	18,061	17,965
Basic earnings per share	$0.54	$0.26
Diluted earnings per share	$0.53	$0.25

Options to purchase 80,000 and 203,500 shares were outstanding at March 27, 2010 and March 28, 2009, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

6.            Common Stock Repurchases

On February 22, 2008, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock. Under this program, share repurchases may be made from time to time depending upon market conditions, share price and availability, and other factors at our discretion. Repurchases will take place in open market transactions or in privately negotiated transactions in accordance with applicable laws. During 2009, we repurchased and cancelled 3,600 shares of common stock under the plan at an average price of $6.41 per share. No shares have been repurchased in 2010.

We periodically repurchase at the then current market price and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. For the thirteen weeks ended March 27, 2010, we repurchased and cancelled 19,309 shares of common stock at an average price of $17.74 per share. During 2009, we repurchased and cancelled 67,416 shares of common stock at an average price of $12.60 per share.

7.            Related-Party Transactions

We have entered into a noncancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer, and Steven L. Berman, our Executive Vice President, are partners. Based upon the terms of the lease, payments in 2010 will be $1.4 million. Total rental payments to the partnership under the lease arrangement were $1.4 million in 2009.

8.            Income Taxes

At March 27, 2010, we have $2.2 million of net unrecognized tax benefits, $1.4 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 27, 2010, we have approximately $0.5 million of accrued interest related to uncertain tax positions.

The last United States federal return examined by the Internal Revenue Service was 2005, and all years up through and including that year are closed by examination. We are currently under examination for tax years 2003-2007 by one state tax authority to which we are subject to tax. The tax years 2005-2009 remain open to examination by the remaining major taxing jurisdictions in the United States to which we are subject. The tax years 2005-2009 remain open to examination in Sweden for our Swedish subsidiary.

Index

9.            Comprehensive Income

Comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income and changes in foreign currency translation adjustments. Total comprehensive income was $9.7 million and $4.4 million for the thirteen weeks ended March 27, 2010 and March 28, 2009, respectively.

10.           Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Based on borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of total long-term debt, including the current portion, was $0.3 million at March 27, 2010 and $0.4 million at December 26, 2009.

11.           New Accounting Pronouncements

In June 2009, the FASB issued new guidance concerning the transfer of financial assets. This guidance amends the criteria for a transfer of a financial asset to be accounted for as a sale, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, changes the initial measurement of a transferor’s interest in transferred financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. We adopted the new guidance on December 27, 2009, and there was no impact on our consolidated results of operations and financial position.

In June 2009, the FASB issued new guidance concerning the determination of the primary beneficiary of a variable interest entity (“VIE”). This new guidance amends current U.S. GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of the VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE. We adopted the new guidance on December 27, 2009, and there was no impact on our consolidated results of operations and financial position.

12.           Subsequent Events

In April 2010, we amended our existing revolving credit facility. The amendment extended the expiration date from June 2010 to June 2013. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 100 basis points to LIBOR plus 250 basis points beginning July 1, 2010.

Index

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to: (i) unfavorable economic conditions, (ii) competition in the automotive aftermarket industry; (ii) concentration of the Company’s sales and accounts receivable among a small number of customers and the extension of customer payment terms and price concessions; (iii) the impact of consolidation in the automotive aftermarket industry; (iv) weakness in the dollar and value of the Chinese Yuan increasing; (v) dependence on senior management and control by officers, directors, and family members; (vi) increase in OE patent filings; (vii) product quality; (viii) reliance on new product development; (ix) loss of a key supplier(s) or third-party transportation providers, (x) limited customer shelf space, (xi) patent filings made by original equipment manufacturers continues to increase, and/or (xii) the impact of increases in the cost of production. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I, “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

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

Index

We generate over 90% of our revenues from customers in the North American automotive aftermarket. The aftermarket has benefitted from some of the factors affecting the general economy including tighter credit and higher unemployment. These conditions as well as others have resulted in a significant decline in new vehicle sales and a reduction in the number of original equipment dealerships in the North American aftermarket. Another important statistic impacting our market is total miles driven. Total U.S. miles driven were up slightly in 2009 after being down in each of the two prior years. We believe that the combination of these factors aided our 2009 and 2010 sales growth.

While the overall automotive aftermarket in which we compete has benefitted from the conditions mentioned above; our customer base has been consolidating over the past several years. As a result, our customers regularly seek more favorable pricing, product returns and extended payment terms when negotiating with us. While we attempt to avoid or minimize such concessions, in some cases pricing concessions have been made, customer payment terms have been extended and returns of product have exceeded historical levels. The product returns and more favorable pricing primarily affect our profit levels while terms extensions generally reduce operating cash flow and require additional capital to finance the business. We expect these trends to continue for the foreseeable future. Gross profit margins declined in each of the three years prior to 2009 as a result of this pricing pressure. Another contributing factor in this gross profit margin decline was a shift in mix to higher priced, but lower gross margin products. During 2009 and 2010, we were able to offset the negative impact of the pricing pressures and mix shift by reducing product warranty and return costs, and through lower freight and material costs. As a result our 2009 and 2010 gross profit margins improved despite the negative factors mentioned above. We expect our customers to continue to exert pressure on our margins, and the mix shift is expected to continue. We have increased our focus on efficiency improvements and product cost reduction initiatives to offset the impact of further price pressures.

In addition, we rely on new product development as a way to offset the impact of these customer demands and as our primary vehicle for growth. As such, new product development is a critical success factor for us. We have invested heavily in resources necessary for us to increase our new product development efforts and to strengthen our relationships with our customers. These investments are primarily in the form of increased product development resources and awareness programs and customer service improvement initiatives. This increased focus has enabled us to provide an expanding array of new product offerings and, as a result, grow our revenues.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Percentage of Net Sales
	For the Thirteen Weeks Ended n
	March 27, 2010	March 28, 2009
Net Sales	100.0%	100.0%
Cost of goods sold	61.8	67.1
Gross profit	38.2	32.9
Selling, general and administrative expenses	22.3	24.3
Income from operations	15.9	8.6
Interest expense, net	0.1	0.1
Income before taxes	15.8	8.5
Provision for taxes	6.1	3.2
Net Income	9.7%	5.3%

Index

Thirteen Weeks Ended March 27, 2010 Compared to Thirteen Weeks Ended March 28, 2009

Net sales increased 15% to $99.0 million for the thirteen weeks ended March 27, 2010 from $86.4 million in the same period last year. Our revenue growth was driven by overall strong demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, decreased to 61.8% for the thirteen weeks ended March 27, 2010 from 67.1% in the same period last year. The reduction is due primarily to a reduction in freight expenses and certain material costs along with lower product return costs.

Selling, general and administrative expenses for the thirteen weeks ended March 27, 2010 increased 5% to $22.1 million from $20.9 million in the same period last year. The increase is the result of higher new product development spending and increased incentive compensation expense due to higher earnings levels. These increases were offset partially by lower operating costs in most other areas due to cost reduction initiatives.

Interest expense, net, approximated prior year levels for the thirteen weeks ended March 27, 2010.

Our effective tax rate increased slightly to 38.5% in the thirteen weeks ended March 27, 2010 from 38.3% in the same period last year as a result of an additional valuation allowance recorded against certain foreign tax loss carry forwards.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. At March 27, 2010, working capital was $183.2 million, total long-term debt (including the current portion and revolving credit borrowings) was $0.3 million and shareholders’ equity was $225.3 million. Cash and cash equivalents as of March 27, 2010 was $15.9 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of March 27, 2010 and December 26, 2009, we had sold $54.1 million and $55.9 million in accounts receivable under these programs and had removed them from our balance sheets based upon standard payment terms. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

On April 26, 2010, we extended the term of our $30.0 million revolving credit facility to June 2013. Borrowings under the facility are on an unsecured basis with interest at rates through June 30, 2010 ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. Beginning July 1, 2010, interest rates will range from LIBOR plus 100 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at March 27, 2010 was LIBOR plus 65 basis points (0.9%). There were no borrowings under the facility as of March 27, 2010. We had approximately $27.6 million available under the facility at March 27, 2010. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

We also have outstanding $0.3 million under a commercial loan granted in connection with the opening of a new distribution facility which bears interest at 4% payable monthly. The principal balance is paid monthly in equal installments through September 2013. The loan is secured by a letter of credit issued under our revolving credit facility.

Index

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

Cash generated from our operating activities was $7.1 million in the thirteen weeks ended March 27, 2010. Net income, depreciation and a $7.0 million increase in accounts payable were the primary sources of operating cash flow. Accounts payable increased primarily due to the timing of payments to our suppliers. The primary use of cash was accounts receivable, which increased $11.1 million due to sales growth and a reduction in accounts receivable sold.

Investing activities used $2.0 million of cash in the thirteen weeks ended March 27, 2010 primarily as a result of additions to property, plant and equipment. Capital spending in 2010 consisted of tooling associated with new products, upgrades to information systems and scheduled equipment replacements.

Financing activities provided $0.2 million of cash in the thirteen weeks ended March 27, 2010, primarily related to stock option exercise activity.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

Foreign Currency Fluctuations

In 2009, approximately 78% of our products were purchased from suppliers in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases come from China. Although the value of the Chinese Yuan has been relatively constant relative to the U.S. Dollar for the past 21 months, prior to that it had increased steadily relative to the U.S. Dollar since July 2005. If the value of the Yuan were to increase further relative to the U.S. Dollar over the next few years, the cost of products that we purchase from China would most likely increase.

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized by us. We do, however, have exposure to increases in the cost of materials and transportation as a result of commodity price increases, vendor capacity limitations or weakness in the U.S. Dollar. We will seek to offset cost increases through improved efficiencies, by passing along selling price increases to customers, through the use of alternative suppliers and by resourcing purchases to other countries. However there can be no assurance that we will be successful in these efforts.

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer, and Steven L. Berman, our President, are partners. Based upon the terms of the lease, payments in 2010 will be $1.4 million. Total rental payments to the partnership under the lease arrangement were $1.4 million in 2009.

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

Goodwill. We employ a market comparable approach in conducting our impairment tests. Earnings multiples of 5.25 to 5.5 times EBITDA were used when conducting our annual assessment during the fourth quarter of 2009.

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

Recent Accounting Pronouncements

In June 2009 the FASB issued new guidance concerning the transfer of financial assets. This guidance amends the criteria for transfer of a financial asset to be accounted for as a sale, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, changes the initial measurement of a transferor’s interest in transferred financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. We adopted the new guidance on December 27, 2009, and there was no impact on our consolidated results of operations and financial position.

In June 2009, the FASB issued new guidance concerning the determination of the primary beneficiary of a variable interest entity (“VIE”). This new guidance amends current U.S. GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of the VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE. We adopted the new guidance on December 27, 2009, and there was no impact on our consolidated results of operations and financial position.

Index

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowings as well as our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt and our financing costs associated with our sales of accounts receivable by approximately $0.5 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

Item 4. Controls and Procedures

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

As of March 27, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item A, Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Index

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made no purchase of shares under our board-authorized Stock Repurchase Program this period.

During the last three months of fiscal year ended March 27, 2010, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 27, 2009 through January 23, 2010	-	-	-	-
January 24, 2010 through February 20, 2010	3,625	$15.24	-	-
February 21, 2010 through March 27, 2010	15,684	$18.31	-	-
Total	19,309	$17.74	-	-

(1) All of the shares indicated in the above table were purchased from our 401(k) Plan. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with equity awards.

Item 3. Defaults Upon Senior Securities      None

Item 4. Submission of Matters to a Vote of Security Holders [Removed and Reserved]

Item 5. Other Information Not Applicable

Item 6. Exhibits

Item 601
Exhibit
Number	Title

10.1
Amendment No. 2 to the to Amended and Restated Credit Agreement, dated April 26, 2010, between the Company and Wachovia Bank, N.A. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated April 26, 2010.

31	Certification of Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32.	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

Date April 29, 2010
\s\ Richard Berman
Richard Berman
Chairman and Chief Executive Officer
(Principal executive officer)

Date April 29, 2010
\s\ Mathias Barton
Mathias Barton
Chief Financial Officer and
Principal Accounting Officer
(Principal financial officer)

Index

EXHIBIT INDEX

31	Certification of Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report
32.	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report)