Form 10-Q/A
period 2010-03-27
Dorman Products, Inc.
filed 2010-05-10
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

EXPLANATORY NOTE

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended March 27, 2010 filed with the Securities and Exchange Commission on April 29, 2010 (the “Original Form 10-Q”) is to amend “Item 1, Financial Statements - Consolidated Balance Sheets” to delete extraneous numerical characters that appeared in error under the column “December 26, 2009" on the “Other Long-Term Liabilities” line and the “Deferred Income Taxes” line.  These two inadvertent clerical errors occurred during the EDGAR conversion process.

This Amendment should be read in conjunction with the Original Form 10-Q.  No other changes have been made to the Original Form 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the Original Form 10-Q.

Pursuant to Rule 12b-5, this Amendment is accompanied by Rule 13a-14(a) certifications and Section 1350 certifications which are filed as exhibits hereto.

PART I.  FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the Thirteen Weeks Ended
	March 27,	March 28,
(in thousands, except for share data)	2010	2009

Net Sales	$98,976	$86,431
Cost of goods sold	61,199	58,034
Gross profit	37,777	28,397
Selling, general and administrative expenses	22,078	20,934
Income from operations	15,699	7,463
Interest expense, net	65	81
Income before taxes	15,634	7,382
Provision for taxes	6,019	2,826
Net Income	$9,615	$4,556
Earnings Per Share:
Basic	$0.54	$0.26
Diluted	$0.53	$0.25
Average Shares Outstanding:
Basic	17,689	17,643
Diluted	18,061	17,965

See accompanying notes to consolidated financial statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except for share data)	March 27,	December 26,
	2010	2009

Assets
Current Assets:
Cash and cash equivalents	$15,926	$10,626
Accounts receivable, less allowance for doubtful accounts and customer credits of $34,937 and $36,433	99,149	88,164
Inventories	89,223	89,927
Deferred income taxes	12,849	12,620
Prepaids and other current assets	2,694	2,248
Total current assets	219,841	203,585
Property, Plant and Equipment, net	25,319	25,218
Goodwill	26,553	26,553
Other Assets	2,047	2,046
Total	$273,760	$257,402
Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$90	$90
Accounts payable	23,151	16,098
Accrued compensation	5,634	10,376
Other accrued liabilities	7,783	3,868
Total current liabilities	36,658	30,432
Other Long-Term Liabilities	2,740	2,675
Long-Term Debt	243	266
Deferred Income Taxes	8,799	8,694
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $.01; authorized 25,000,000 shares: issued and outstanding 17,756,949 and 17,679,573	178	177
Additional paid-in capital	33,294	32,708
Cumulative translation adjustments	2,180	2,089
Retained earnings	189,668	180,361
Total shareholders’ equity	225,320	215,335
Total	$273,760	$257,402

See accompanying notes to consolidated financial statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Thirteen Weeks Ended
(in thousands)	March 27,	March 28,
	2010	2009

Cash Flows from Operating Activities:
Net income	$9,615	$4,556
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,924	1,890
Provision for doubtful accounts	98	306
Provision for deferred income tax	(124)	187
Provision for non-cash stock compensation	60	79
Changes in assets and liabilities:
Accounts receivable	(11,078)	(4,192)
Inventories	719	10,134
Prepaids and other current assets	(445)	787
Other assets	24	7
Accounts payable	7,047	(5,961)
Accrued compensation and other liabilities	(761)	667
Cash provided by operating activities	7,079	8,460
Cash Flows from Investing Activities:
Property, plant and equipment additions	(1,994)	(1,911)
Cash used in investing activities	(1,994)	(1,911)
Cash Flows from Financing Activities:
Repayment of long-term debt obligations	(23)	(21)
Net repayment of revolving credit facility	-	(7,500)
Proceeds from exercise of stock options	56	77
Other stock related activity	506	4
Purchase and cancellation of common stock	(343)	(99)
Cash provided by (used in) financing activities	196	(7,539)
Effect of exchange rate changes on cash and cash equivalents	19	(103)
Net Increase (Decrease) in Cash and Cash Equivalents	5,300	(1,093)
Cash and Cash Equivalents, Beginning of Period	10,626	5,824
Cash and Cash Equivalents, End of Period	$15,926	$4,731
Supplemental Cash Flow Information
Cash paid for interest expense	$68	$112
Cash paid for income taxes	$1,568	$437

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

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our  products, and are stated at the lower of average cost or market.  Inventories were as follows:

	March 27,	December 26,
(in thousands)	2010	2009
Bulk product	$28,961	$29,158
Finished product	58,119	58,742
Packaging materials	2,143	2,027
Total	$89,223	$89,927

4.	Stock-Based Compensation

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

5.	Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended
(in thousands, except per share data)	March 27, 2010	March 28, 2009
Numerator:
Net income	$9,615	$4,556
Denominator:
Weighted average shares outstanding used in basic earnings per share calculation	17,689	17,643
Effect of dilutive stock options	371	322
Adjusted weighted average shares outstanding used in diluted earnings per share calculation	18,061	17,965
Basic earnings per share	$0.54	$0.26
Diluted earnings per share	$0.53	$0.25

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

Item 6. Exhibits

The following exhibits are filed with this report. The exhibit index previously included in the Original Form 10-Q is not amended hereby.

Item 601
Exhibit
Number	Title

31	Certification of Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).
32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

Date May 10, 2010	\s\ Richard Berman
Richard Berman
Chairman and Chief Executive Officer
(Principal executive officer)

Date May 10, 2010	\s\ Mathias Barton
Mathias Barton
Chief Financial Officer and
Principal Accounting Officer
(Principal financial officer)