Form 10-Q
period 2010-06-26
Dorman Products, Inc.
filed 2010-07-29
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

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

[None]

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

As of July 26, 2010 the Registrant had 17,814,765 shares of common stock, $.01 par value, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 26, 2010

PART I. FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Thirteen Weeks Ended
(in thousands, except for per share data)	June 26, 2010	June 27, 2009

Net Sales	$115,009	$96,242
Cost of goods sold	71,681	64,214

Gross profit	43,328	32,028
Selling, general and administrative expenses	24,230	21,751

Income from operations	19,098	10,277
Interest expense, net	58	71

Income before taxes	19,040	10,206
Provision for taxes	7,555	3,937

Net Income	$11,485	$6,269

Earnings Per Share:
Basic	$0.65	$0.36
Diluted	$0.63	$0.35

Average Shares Outstanding:
Basic	17,757	17,640
Diluted	18,127	17,989

See accompanying notes to consolidated financial statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Twenty-six Weeks Ended
(in thousands, except for per share data)	June 26, 2010	June 27, 2009

Net Sales	$213,985	$182,673
Cost of goods sold	132,880	122,248

Gross profit	81,105	60,425
Selling, general and administrative expenses	46,308	42,685

Income from operations	34,797	17,740
Interest expense, net	123	152

Income before taxes	34,674	17,588
Provision for taxes	13,574	6,763

Net Income	$21,100	$10,825

Earnings Per Share:
Basic	$1.19	$0.61
Diluted	$1.17	$0.60

Average Shares Outstanding:
Basic	17,723	17,642
Diluted	18,092	17,976

See accompanying notes to consolidated financial statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except for share data)	June 26, 2010	December 26, 2009
Assets
Current Assets:
Cash and cash equivalents	$23,310	$10,626
Accounts receivable, less allowance for doubtful accounts and customer credits of $39,602 and $36,433	107,352	88,164
Inventories	92,219	89,927
Deferred income taxes	13,108	12,620
Prepaids and other current assets	2,408	2,248

Total current assets	238,397	203,585

Property, Plant and Equipment, net	25,514	25,218
Goodwill	26,553	26,553
Other Assets	1,864	2,046

Total	$292,328	$257,402

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$92	$90
Accounts payable	31,374	16,098
Accrued compensation	8,086	10,376
Other accrued liabilities	4,703	3,868

Total current liabilities	44,255	30,432
Other Long-Term Liabilities	2,931	2,675
Long-Term Debt	220	266
Deferred Income Taxes	8,782	8,694
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $.01; authorized 25,000,000 shares: issued and outstanding 17,814,765 and 17,679,573	178	177
Additional paid-in capital	33,701	32,708
Cumulative translation adjustments	1,401	2,089
Retained earnings	200,860	180,361

Total shareholders’ equity	236,140	215,335

Total	$292,328	$257,402

See accompanying notes to consolidated financial statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Twenty-six Weeks Ended
(in thousands)	June 26, 2010	June 27, 2009
Cash Flows from Operating Activities:
Net income	$21,100	$10,825
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,879	3,747
Provision for doubtful accounts	54	271
Provision for deferred income tax	(421)	333
Provision for non-cash stock compensation	115	136
Changes in assets and liabilities:
Accounts receivable	(19,438)	(15,507)
Inventories	(2,731)	7,065
Prepaids and other current assets	(198)	511
Other assets	161	(369)
Accounts payable	15,364	414
Accrued compensation and other liabilities	(1,138)	(292)

Cash provided by operating activities	16,747	7,134

Cash Flows from Investing Activities:
Property, plant and equipment additions	(4,168)	(3,568)

Cash used in investing activities	(4,168)	(3,568)

Cash Flows from Financing Activities:
Repayment of long-term debt obligations	(44)	(43)
Net repayment of revolving credit facility	—	(4,500)
Proceeds from exercise of stock options	364	120
Other stock related activity	576	29
Purchase and cancellation of common stock	(664)	(570)

Cash provided by (used in) financing activities	232	(4,964)

Effect of exchange rate changes on cash and cash equivalents	(127)	55

Net Increase (Decrease) in Cash and Cash Equivalents	12,684	(1,343)
Cash and Cash Equivalents, Beginning of Period	10,626	5,824

Cash and Cash Equivalents, End of Period	$23,310	$4,481

Supplemental Cash Flow Information
Cash paid for interest expense	$130	$176
Cash paid for income taxes	$12,746	$6,030

See accompanying notes to consolidated financial statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 26, 2010 AND JUNE 27, 2009 (UNAUDITED)

1. Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six week period ended June 26, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2010. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2009.

2. Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. Pursuant to these arrangements, we sold $36.4 million and $32.9 million during the twenty-six weeks ended June 26, 2010 and June 27, 2009, respectively.

The sales of receivables were accounted for as a sale and were removed from the balance sheet at the time of the sales. Selling, general and administrative expenses for the twenty-six weeks ended June 26, 2010 and June 27, 2009 include $0.6 million and $0.8 million, respectively, in financing costs associated with these accounts receivable sales programs.

If receivables had not been sold, $53.3 million and $55.9 million of additional receivables would have been outstanding at June 26, 2010 and December 26, 2009, respectively. We retained no rights or interest, and have no obligations, with respect to the sold receivables. We do not service the receivables after the sales.

3. Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of average cost or market. Inventories were as follows:

(in thousands)	June 26, 2010	December 26, 2009
Bulk product	$34,815	$29,158
Finished product	55,225	58,742
Packaging materials	2,179	2,027

Total	$92,219	$89,927

4. Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan was approved by our shareholders on May 20, 2009 (the “Plan”). Under the Plan, our Board of Directors may grant incentive stock options, non-qualified stock options and shares of restricted stock to purchase up to 1,000,000 shares of common stock to officers, directors, and employees. Grants under the Plan must be made within 10 years of the date the plan was approved and are exercisable at the discretion of the Board of Directors, but in no event more than 10 years from the date of grant. At June 26, 2010, options to acquire 952,500 shares were available for grant under the Plan.

We expense the grant-date fair value of employee stock options. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for our stock-based compensation program for the twenty-six weeks ended June 26, 2010 and June 27, 2009 was $92,000 and $136,000 before taxes. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations. No compensation cost was capitalized during 2010 and 2009. We included a forfeiture assumption of 5.2% in 2010 and 2009 in the calculation of expense. Cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements is classified as financing cash flows.

We use the Black-Scholes option valuation model to estimate the fair value of options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our stock. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. There were no stock options granted in the twenty-six weeks ended June 26, 2010 or June 27, 2009.

The following table summarizes information about stock option activity for the twenty-six weeks ended June 26, 2010:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 26, 2009	731,400	$6.72
Exercised	(154,500)	3.05
Cancelled	—	—

Balance at June 26, 2010	576,900	$7.70	4.0	$7,760,000

Options exercisable at June 27, 2010	470,900	$6.47	3.0	$6,913,000

The total intrinsic value of stock options exercised during 2010 was $2.8 million. Cash received from option exercises under the Plan during 2010 was $357,000. The excess tax benefit generated from options which were exercised during 2010 was $628,000 and was credited to additional paid in capital.

As of June 26, 2010, there was approximately $0.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

In the first quarter of 2010, 22,500 shares of non-vested restricted stock were issued to certain members of the board of directors. These shares vest ratably over the next five years. Compensation expense recorded on these shares is based on the fair value of the shares at the date of grant of $15.68, which is expensed on a straight-line basis over the vesting period. Compensation expense was $24,000 for the twenty-six weeks ended June 26, 2010.

5. Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share data)	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Numerator:
Net income	$11,485	$6,269	$21,100	$10,825
Denominator:
Weighted average shares outstanding used in basic earnings per share calculation	17,757	17,640	17,723	17,642
Effect of dilutive stock options and non-vested stock	370	349	369	334

Adjusted weighted average shares outstanding used in diluted earnings per share calculation	18,127	17,989	18,092	17,976

Basic earnings per share	$0.65	$0.36	$1.19	$0.61

Diluted earnings per share	$0.63	$0.35	$1.17	$0.60

Options to purchase 25,000 and 192,000 shares were outstanding at June 26, 2010 and June 27, 2009, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

6. Common Stock Repurchases

On February 22, 2008, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock. Under this program, share repurchases may be made from time to time depending upon market conditions, share price and availability, and other factors at our discretion. Repurchases will take place in open market transactions or in privately negotiated transactions in accordance with applicable laws. During 2009, we repurchased and cancelled 3,600 shares of common stock under the plan at an average price of $6.36 per share. No shares have been repurchased in 2010.

We periodically repurchase at the then current market price and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. Shares are generally purchased from this profit sharing and 401(k) plan when participants sell units as permitted by the plan or elect to leave the plan upon retirement, termination or other reasons. For the twenty-six weeks ended June 26, 2010, we repurchased and cancelled 33,767 shares of common stock at an average price of $19.61 per share. During 2009, we repurchased and cancelled 67,416 shares of common stock at an average price of $12.60 per share.

7. Related-Party Transactions

We have entered into a non-cancelable operating lease for our primary operating facility from a partnership in which Richard N. Berman, our Chief Executive Officer, and Steven L. Berman, our President, are partners. Based upon the terms of the lease, payments in 2010 will be $1.4 million. Total rental payments to the partnership under the lease arrangement were $1.4 million in 2009.

8. Income Taxes

At June 26, 2010, we have $2.3 million of net unrecognized tax benefits, $1.5 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 26, 2010, we have approximately $0.6 million of accrued interest related to uncertain tax positions.

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

9. Comprehensive Income

Comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income and changes in foreign currency translation adjustments. Total comprehensive income was $10.7 million and $5.2 million for the thirteen weeks ended June 26, 2010 and June 27, 2009, respectively. Total comprehensive income was $20.4 million and $11.1 million for the twenty-six weeks ended June 26, 2010 and June 27, 2009, respectively.

10. Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Based on borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of total long-term debt, including the current portion, was $0.3 million at June 26, 2010 and $0.4 million at December 26, 2009.

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

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to: (i) unfavorable economic conditions, (ii) competition in the automotive aftermarket industry; (ii) concentration of the Company’s sales and accounts receivable among a small number of customers and the extension of customer payment terms and price concessions; (iii) the impact of consolidation in the automotive aftermarket industry; (iv) weakness in the dollar and value of the Chinese Yuan increasing; (v) dependence on senior management and control by officers, directors, and family members; (vi) product quality; (vii) reliance on new product development; (viii) loss of a key supplier(s) or third-party transportation providers, (ix) limited customer shelf space, (x) patent filings made by original equipment manufacturers continues to increase, and/or (xi) the impact of increases in the cost of production. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I, “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

Introduction

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes of Dorman Products, Inc. and its subsidiaries included elsewhere in this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and notes included in the Company’s 2009 Annual Report on Form 10-K.

Overview

We are a supplier of automotive replacement parts, fasteners and service line products primarily for the automotive aftermarket. We market over 103,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Approximately 21% of our parts and 69% of our net sales consists of parts and fasteners that were original equipment dealer “exclusive” items at the time of their introduction. Original equipment dealer “exclusive” parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 90% of our products are sold under our brand names and the remainder is sold for resale under customers’ private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance Auto and O’Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets and salvage yards. Through our Scan-Tech subsidiary, we are increasing our international distribution of automotive replacement parts with sales into Europe, the Middle East and Asia. We are increasing distribution of automotive replacement parts in Canada through our Dorman Canada business unit.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Percentage of Net Sales
	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.3	66.7	62.1	66.9

Gross profit	37.7	33.3	37.9	33.1
Selling, general and administrative expenses	21.1	22.6	21.6	23.4

Income from operations	16.6	10.7	16.3	9.7
Interest expense, net	—	0.1	0.1	0.1

Income before taxes	16.6	10.6	16.2	9.6
Provision for taxes	6.6	4.1	6.3	3.7

Net Income	10.0%	6.5%	9.9%	5.9%

Thirteen Weeks Ended June 26, 2010 Compared to Thirteen Weeks Ended June 27, 2009

Net sales increased 20% to $115.0 million for the thirteen weeks ended June 26, 2010 from $96.2 million in the same period last year. Our revenue growth was driven by overall strong demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, decreased to 62.3% for the thirteen weeks ended June 26, 2010 from 66.7% in the same period last year. The reduction is due primarily to a reduction in freight expenses and certain material costs along with lower product return costs.

Selling, general and administrative expenses for the thirteen weeks ended June 26, 2010 increased 11% to $24.2 million from $21.8 million in the same period last year. The increase is the result of higher variable costs as a result of the 20% increase in sales, increased new product development spending and increased incentive compensation expense due to higher earnings levels. These increases were offset partially by lower operating costs in most other areas due to cost reduction initiatives.

Interest expense, net, approximated prior year levels for the thirteen weeks ended June 26, 2010.

Our effective tax rate increased slightly to 39.7% in the thirteen weeks ended June 26, 2010 from 38.6% in the same period last year as a result of proportionately higher losses in foreign jurisdictions for which no tax benefit was recorded.

Twenty-six Weeks Ended June 26, 2010 Compared to Thirteen Weeks Ended June 27, 2009

Net sales increased 17% to $214.0 million for the twenty-six weeks ended June 26, 2010 from $182.7 million in the same period last year. Our revenue growth was driven by overall strong demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, decreased to 62.1% for the twenty-six weeks ended June 26, 2010 from 66.9% in the same period last year. The reduction is due primarily to a reduction in freight expenses and certain material costs along with lower product return costs.

Selling, general and administrative expenses for the twenty-six weeks ended June 26, 2010 increased 8.4% to $46.3 million from $42.7 million in the same period last year. The increase is the result of higher variable costs as a result of the 17% increase in sales, increased new product development spending and increased incentive compensation expense due to higher earnings levels. These increases were offset partially by lower operating costs in most other areas due to cost reduction initiatives.

Interest expense, net, approximated prior year levels for the twenty-six weeks ended June 26, 2010.

Our effective tax rate increased slightly to 39.1% in the twenty-six weeks ended June 26, 2010 from 38.5% in the same period last year as a result of proportionately higher losses in foreign jurisdictions for which no tax benefit was recorded.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. At June 26, 2010, working capital was $194.1 million, total long-term debt (including the current portion and revolving credit borrowings) was $0.3 million and shareholders’ equity was $236.1 million. Cash and cash equivalents as of June 26, 2010 was $23.3 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of June 26, 2010 and December 26, 2009, we sold $53.3 million and $55.9 million in accounts receivable under these programs and had removed them from our balance sheets based upon standard payment terms. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

On April 26, 2010, we extended the term of our $30.0 million revolving credit facility to June 2013. Borrowings under the facility are on an unsecured basis with interest at rates through June 30, 2010 ranging from LIBOR plus 65 basis points to LIBOR plus 150 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. Beginning July 1, 2010, interest rates will range from LIBOR plus 100 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at June 26, 2010 was LIBOR plus 65 basis points (1.0%). There were no borrowings under the facility as of June 26, 2010. We had approximately $27.6 million available under the facility at June 26, 2010. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

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

Cash generated from our operating activities was $16.7 million in the twenty-six weeks ended June 26, 2010. Net income, depreciation and a $15.4 million increase in accounts payable were the primary sources of operating cash flow. Accounts payable increased primarily due to the timing of payments to our suppliers. The primary use of cash was accounts receivable, which increased $19.4 million due to sales growth and a reduction in accounts receivable sold.

Investing activities used $4.2 million of cash in the twenty-six weeks ended June 26, 2010 primarily as a result of additions to property, plant and equipment. Capital spending in 2010 consisted of tooling associated with new products, upgrades to information systems and scheduled equipment replacements. Beginning in the third quarter of 2010, the Company will begin the replacement of its enterprise resource planning system. This project is expected to cost approximately $9 million in software and installation services over the next 3 years.

Financing activities provided $0.2 million of cash in the twenty-six weeks ended June 26, 2010, primarily related to stock option exercise activity.

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

Income Taxes. We follow the asset and liability method of accounting for deferred income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year and for the change in the deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We must make assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income taxes takes into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by tax authorities. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset takes into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates.

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

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowing capacity as well as our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt and our financing costs associated with our sales of accounts receivable by approximately $0.5 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

As of June 26, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made no purchase of shares under our board-authorized Stock Repurchase Program this period.

During the three months ended June 26, 2010, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 28, 2010 through April 24, 2010	6,833	$20.18	—	—
April 25, 2010 through May 22, 2010	4,215	$24.78	—	—
May 23, 2010 through June 26, 2010	3,410	$22.64	—	—

Total	14,458	$22.10	—	—

(1)	All of the shares indicated in the above table were purchased from our defined contribution profit sharing and 401(k) Plan (as described in Note 6 to Consolidated Financial Statements). This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with equity awards.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Item 601 Exhibit Number	Title

10.1	2010 Executive Cash Bonus Plan, dated May 20, 2010, incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated May 24, 2010.

31	Certification of Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

Date July 29, 2010

/S/ RICHARD BERMAN
Richard Berman
Chairman and Chief Executive Officer (Principal executive officer)

Date July 29, 2010

/S/ MATHIAS BARTON
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