Form 10-Q
period 2010-09-25
Dorman Products, Inc.
filed 2010-10-28
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010

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

As of October 25, 2010 the Registrant had 17,831,008 shares of common stock, $.01 par value, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 25, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Thirteen Weeks Ended
(in thousands, except for per share data)	September 25, 2010	September 26, 2009

Net Sales	$119,212	$98,007
Cost of goods sold	74,088	62,710

Gross profit	45,124	35,297
Selling, general and administrative expenses	24,628	22,318

Income from operations	20,496	12,979
Interest expense, net	57	52

Income before taxes	20,439	12,927
Provision for taxes	7,622	4,994

Net Income	$12,817	$7,933

Earnings Per Share:
Basic	$0.72	$0.45
Diluted	$0.71	$0.44

Average Shares Outstanding:
Basic	17,800	17,657
Diluted	18,176	17,998

See accompanying notes to consolidated financial statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Thirty-nine Weeks Ended
(in thousands, except for per share data)	September 25, 2010	September 26, 2009

Net Sales	$333,196	$280,680
Cost of goods sold	206,967	184,958

Gross profit	126,229	95,722
Selling, general and administrative expenses	70,936	65,003

Income from operations	55,293	30,719
Interest expense, net	180	204

Income before taxes	55,113	30,515
Provision for taxes	21,196	11,757

Net Income	$33,917	$18,758

Earnings Per Share:
Basic	$1.91	$1.06
Diluted	$1.87	$1.04

Average Shares Outstanding:
Basic	17,749	17,647
Diluted	18,125	17,976

See accompanying notes to consolidated financial statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except for share data)	September 25, 2010	December 26, 2009
Assets
Current Assets:
Cash and cash equivalents	$18,890	$10,626
Accounts receivable, less allowance for doubtful accounts and customer credits of $45,980 and $36,433	113,775	88,164
Inventories	104,528	89,927
Deferred income taxes	13,351	12,620
Prepaids and other current assets	2,282	2,248

Total current assets	252,826	203,585

Property, Plant and Equipment, net	26,499	25,218
Goodwill	26,553	26,553
Other Assets	1,869	2,046

Total	$307,747	$257,402

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$93	$90
Accounts payable	29,971	16,098
Accrued compensation	10,229	10,376
Other accrued liabilities	5,055	3,868

Total current liabilities	45,348	30,432
Other Long-Term Liabilities	2,873	2,675
Long-Term Debt	196	266
Deferred Income Taxes	8,762	8,694
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $.01; authorized 25,000,000 shares: issued and outstanding 17,832,969 and 17,679,573	178	177
Additional paid-in capital	34,019	32,708
Cumulative translation adjustments	2,746	2,089
Retained earnings	213,625	180,361

Total shareholders’ equity	250,568	215,335

Total	$307,747	$257,402

See accompanying notes to consolidated financial statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Thirty-nine Weeks Ended
(in thousands)	September 25, 2010	September 26, 2009
Cash Flows from Operating Activities:
Net income	$33,917	$18,758
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,016	5,774
Provision for doubtful accounts	158	365
Provision for deferred income tax	(663)	513
Provision for non-cash stock compensation	170	193
Changes in assets and liabilities:
Accounts receivable	(25,584)	(11,357)
Inventories	(14,189)	(1,163)
Prepaids and other current assets	(12)	302
Other assets	111	(523)
Accounts payable	13,801	(1,957)
Accrued compensation and other liabilities	1,204	3,629

Cash provided by operating activities	14,929	14,534

Cash Flows from Investing Activities:
Property, plant and equipment additions	(7,187)	(5,926)

Cash used in investing activities	(7,187)	(5,926)

Cash Flows from Financing Activities:
Repayment of long-term debt obligations	(67)	(64)
Net repayment of revolving credit facility	—	(9,050)
Proceeds from exercise of stock options	480	254
Other stock related activity	727	279
Purchase and cancellation of common stock	(718)	(815)

Cash provided by (used in) financing activities	422	(9,396)

Effect of exchange rate changes on cash and cash equivalents	100	661

Net Increase (Decrease) in Cash and Cash Equivalents	8,264	(127)
Cash and Cash Equivalents, Beginning of Period	10,626	5,824

Cash and Cash Equivalents, End of Period	$18,890	$5,697

Supplemental Cash Flow Information
Cash paid for interest expense	$187	$260
Cash paid for income taxes	$20,370	$9,878

See accompanying notes to consolidated financial statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 25, 2010 AND SEPTEMBER 26, 2009

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine week period ended September 25, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2010. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders, however, the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 26, 2009.

2.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. Pursuant to these arrangements, we sold $63.0 million and $55.7 million during the thirty-nine weeks ended September 25, 2010 and September 26, 2009, respectively.

The sales of receivables were accounted for as a sale and were removed from the balance sheet at the time of the sales. Selling, general and administrative expenses for the thirty-nine weeks ended September 25, 2010 and September 26, 2009 include $1.2 million and $1.5 million, respectively, in financing costs associated with these accounts receivable sales programs.

If receivables had not been sold, $59.3 million and $55.9 million of additional receivables would have been outstanding at September 25, 2010 and December 26, 2009, respectively. We retained no rights or interest, and have no obligations, with respect to the sold receivables. We do not service the receivables after the sales.

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of average cost or market. Inventories were as follows:

(in thousands)	September 25, 2010	December 26, 2009
Bulk product	$37,145	$29,158
Finished product	64,952	58,742
Packaging materials	2,431	2,027

Total	$104,528	$89,927

4.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan was approved by our shareholders on May 20, 2009 (the “Plan”). Under the Plan, our Board of Directors may grant incentive stock options, non-qualified stock options and shares of restricted stock to purchase up to 1,000,000 shares of common stock to officers, directors, and employees. Grants under the Plan must be made within 10 years of the date the plan was approved and are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than 10 years from the date of grant. At September 25, 2010, 952,500 shares were available for grant under the Plan.

We expense the grant-date fair value of employee stock options. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for our stock-based compensation program for the thirty-nine weeks ended September 25, 2010 and September 26, 2009 was $129,000 and $193,000, respectfully, before taxes. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations. No compensation cost was capitalized during 2010 and 2009. We included a forfeiture assumption of 5.2% in 2010 and 2009 in the calculation of expense. Cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements is classified as financing cash flows.

We use the Black-Scholes option valuation model to estimate the fair value of options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our stock. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. There were no stock options granted in the thirty-nine weeks ended September 25, 2010 or September 26, 2009.

The following table summarizes information about stock option activity for the thirty-nine weeks ended September 25, 2010:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 26, 2009	731,400	$6.72
Exercised	(175,650)	3.43
Cancelled	—	—

Balance at September 25, 2010	555,750	$7.76	3.8	$11,551,000

Options exercisable at September 25, 2010	449,750	$6.48	2.8	$9,920,000

The total intrinsic value of stock options exercised during 2010 was $3.2 million. Cash received from option exercises under the Plan during 2010 was $471,000. The excess tax benefit generated from options which were exercised during 2010 was $779,000 and was credited to additional paid in capital.

As of September 25, 2010, there was approximately $0.4 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

In the first quarter of 2010, 22,500 shares of non-vested restricted stock were issued to certain members of the board of directors. These shares vest ratably over the next five years. Compensation expense recorded on these shares is based on the fair value of the shares at the date of grant of $15.68, which is expensed on a straight-line basis over the vesting period. Compensation expense was $41,000 for the thirty-nine weeks ended September 25, 2010.

5.	Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share data)	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Numerator:
Net income	$12,817	$7,933	$33,917	$18,758
Denominator:
Weighted average shares outstanding used in basic earnings per share calculation	17,800	17,657	17,749	17,647
Effect of dilutive stock options and non-vested stock	376	341	376	329

Adjusted weighted average shares outstanding used in diluted earnings per share calculation	18,176	17,998	18,125	17,976

Basic earnings per share	$0.72	$0.45	$1.91	$1.06

Diluted earnings per share	$0.71	$0.44	$1.87	$1.04

Options to purchase 25,000 and 192,000 shares were outstanding at September 25, 2010 and September 26, 2009, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

6.	Common Stock Repurchases

On February 22, 2008, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock. Under this program, share repurchases may be made from time to time depending upon market conditions, share price and availability, and other factors at our discretion. Repurchases take place in open market transactions or in privately negotiated transactions in accordance with applicable laws. During 2009, we repurchased and cancelled 3,600 shares of common stock under the plan at an average price of $6.36 per share. No shares have been repurchased in 2010 under this program.

We periodically repurchase at the then current market price and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. Shares are generally purchased from this profit sharing and 401(k) plan when participants sell units as permitted by the plan or elect to leave the plan upon retirement, termination or other reasons. For the thirty-nine weeks ended September 25, 2010, we repurchased and cancelled 36,115 shares of common stock at an average price of $19.89 per share. During 2009, we repurchased and cancelled 67,416 shares of common stock at an average price of $12.60 per share.

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

At September 25, 2010, we have $2.2 million of net unrecognized tax benefits, $1.5 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 25, 2010, we have approximately $0.6 million of accrued interest related to uncertain tax positions.

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

Comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income and changes in foreign currency translation adjustments. Total comprehensive income was $14.2 million and $9.5 million for the thirteen weeks ended September 25, 2010 and September 26, 2009, respectively. Total comprehensive income was $34.6 million and $20.5 million for the thirty-nine weeks ended September 25, 2010 and September 26, 2009, respectively.

10.	Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Based on borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of total long-term debt, including the current portion, was $0.3 million at September 25, 2010 and $0.4 million at December 26, 2009.

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

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to: (i) unfavorable economic conditions, (ii) competition in the automotive aftermarket industry; (iii) concentration of the Company’s sales and accounts receivable among a small number of customers and the extension of customer payment terms, increased product returns, and price concessions; (iv) the impact of consolidation in the automotive aftermarket industry; (v) weakness in the dollar and value of the Chinese Renminbi increasing; (vi) dependence on senior management and control by officers, directors, and family members; (vii) product quality; (viii) reliance on new product development; (ix) loss of a key supplier(s) or third-party transportation providers, (x) limited customer shelf space, (xi) patent filings made by original equipment manufacturers continuing to increase, and/or (xii) the impact of increases in the cost of production. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I, “Item 1A, Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2009.

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

Overview

We are a supplier of automotive replacement parts, fasteners and service line products primarily for the automotive aftermarket. We market over 103,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Approximately 21% of our parts and 69% of our net sales consists of parts and fasteners that were original equipment dealer “exclusive” items at the time of their introduction. Original equipment dealer “exclusive” parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 90% of our products are sold under our brand names and the remainder is sold for resale under customers’ private labels, other brands or in bulk. Our products are sold primarily in the United States and Canada through automotive aftermarket retailers (such as AutoZone, Advance Auto and O’Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets and salvage yards. Our Scan-Tech subsidiary provides international distribution of automotive replacement parts with sales into Europe, the Middle East and Asia.

We generate over 90% of our revenues from customers in the North American automotive aftermarket. The aftermarket has benefitted from some of the factors affecting the general economy including tighter credit and higher unemployment. These conditions contributed to a significant decline in new vehicle sales and a reduction in the number of original equipment dealerships in the North American aftermarket. Another important statistic impacting our market is total miles driven. Total U.S. miles driven were up slightly in 2009 after being down in each of the two prior years. We believe that the combination of these factors aided our 2009 and 2010 sales growth.

While the overall automotive aftermarket in which we compete has benefited from the conditions mentioned above, our customer base has been consolidating over the past several years. As a result, our customers regularly seek more favorable pricing, product returns and extended payment terms when negotiating with us. While we attempt to avoid or minimize such concessions, in some cases pricing concessions have been made, customer payment terms have been extended and returns of product have exceeded historical levels. The product returns and more favorable pricing primarily affect our profit levels while payment term extensions generally reduce operating cash flow and require additional capital to finance the business. We expect these trends to continue for the foreseeable future. Gross profit margins declined in each of the three years prior to 2009 as a result of this pricing pressure. During 2009 and 2010, we were able to offset the negative impact of the pricing pressures by reducing product warranty and return costs, and by lowering freight and material costs. As a result our 2009 and 2010 gross profit margins improved despite the negative factors mentioned above. We expect our customers to continue to exert pressure on our margins. We have increased our focus on efficiency improvements and product cost reduction initiatives to offset the impact of further price pressures.

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

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders, however, the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Percentage of Net Sales
	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.1	64.0	62.1	65.9

Gross profit	37.9	36.0	37.9	34.1
Selling, general and administrative expenses	20.7	22.8	21.3	23.2

Income from operations	17.2	13.2	16.6	10.9
Interest expense, net	0.1	—	0.1	—

Income before taxes	17.1	13.2	16.5	10.9
Provision for taxes	6.3	5.1	6.3	4.2

Net Income	10.8%	8.1%	10.2%	6.7%

Thirteen Weeks Ended September 25, 2010 Compared to Thirteen Weeks Ended September 26, 2009

Net sales increased 22% to $119.2 million for the thirteen weeks ended September 25, 2010 from $98.0 million in the same period last year. Our revenue growth was driven by overall strong demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, decreased to 62.1% for the thirteen weeks ended September 25, 2010 from 64.0% in the same period last year. The reduction is due primarily to a reduction in freight expenses and certain material costs.

Selling, general and administrative expenses for the thirteen weeks ended September 25, 2010 increased 10.4% to $24.6 million from $22.3 million in the same period last year. The increase is the result of higher variable costs as a result of the 22% increase in sales, increased new product development spending and increased incentive compensation expense due to higher earnings levels. These increases were offset partially by lower operating costs in most other areas due to cost reduction initiatives.

Interest expense, net, approximated prior year levels for the thirteen weeks ended September 25, 2010.

Our effective tax rate decreased to 37.3% in the thirteen weeks ended September 25, 2010 from 38.6% in the same period last year as a result of lower state taxes.

Thirty-nine Weeks Ended September 25, 2010 Compared to Thirty-nine Weeks Ended September 26, 2009

Net sales increased 19% to $333.2 million for the thirty-nine weeks ended September 25, 2010 from $280.7 million in the same period last year. Our revenue growth was driven by overall strong demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, decreased to 62.1% for the thirty-nine weeks ended September 25, 2010 from 65.9% in the same period last year. The reduction is due primarily to a reduction in freight expenses and certain material costs along with lower product return costs.

Selling, general and administrative expenses for the thirty nine ended September 25, 2010 increased 9.1% to $70.9 million from $65.0 million in the same period last year. The increase is the result of higher variable costs as a result of the 19% increase in sales, increased new product development spending and increased incentive compensation expense due to higher earnings levels. These increases were offset partially by lower operating costs in most other areas due to cost reduction initiatives.

Interest expense, net, approximated prior year levels for the thirty-nine weeks ended September 25, 2010.

Our effective tax rate in the thirty-nine weeks ended September 25, 2010 was 38.5%, which is consistent with the same period last year.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. At September 25, 2010, working capital was $207.5 million, total long-term debt (including the current portion and revolving credit borrowings) was $0.3 million and shareholders’ equity was $250.6 million. Cash and cash equivalents as of September 25, 2010 was $18.9 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of September 25, 2010 and December 26, 2009, we sold $59.3 million and $55.9 million, respectively, in accounts receivable under these programs and removed them from our balance sheets based upon standard payment terms. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

On April 26, 2010, we extended the term of our $30.0 million revolving credit facility to June 2013. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 100 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at September 25, 2010 was LIBOR plus 100 basis points (1.3%). There were no borrowings under the facility as of September 25, 2010. We had approximately $27.6 million available under the facility at September 25, 2010. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

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

Cash generated from our operating activities was $14.9 million in the thirty-nine weeks ended September 25, 2010. Net income, depreciation and a $13.8 million increase in accounts payable were the primary sources of operating cash flow. Accounts payable increased primarily due to the timing of payments to our suppliers. The primary uses of cash were accounts receivable, which increased $25.6 million due to sales growth, and inventory, which increased $14.2 million due to the sales growth and adjustments made in safety stock levels.

Investing activities used $7.2 million of cash in the thirty-nine weeks ended September 25, 2010 primarily as a result of additions to property, plant and equipment. Capital spending in 2010 consisted of tooling associated with new products, upgrades to information systems and scheduled equipment replacements. In the third quarter of 2010, we began a project to replace our enterprise resource planning system. This project is expected to cost approximately $9 million in software and installation services over the next 3 years and no disruption to our operations is anticipated. In addition, we are expanding our distribution facility located in Warsaw, Kentucky. The total cost of this expansion will approximate $9 million, of which $3 million is expected to be spent in 2010 and another $5 million is expected to be spent in 2011.

Financing activities provided $0.4 million of cash in the twenty-six weeks ended June 26, 2010, primarily related to stock option exercise activity.

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

The largest portion of our overseas purchases come from China. The value of the Chinese Yuan was relatively constant relative to the U.S. Dollar for the past two years. However, since June 2010 it had increased approximately 2.5% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services that we use. We do, however, have exposure to increases in the cost of materials and transportation as a result of commodity price increases, vendor capacity limitations or weakness in the U.S. Dollar. We will seek to offset cost increases through improved efficiencies, by passing along selling price increases to customers, through the use of alternative suppliers and by resourcing purchases to other countries. However there can be no assurance that we will be successful in these efforts.

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

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

As of September 25, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s Disclosure Committee and the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to paragraph (b) of Exchange Act Rules 13a-15 or 15d-15. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We made no purchase of shares under our board-authorized Stock Repurchase Program this period.

During the three months ended September 25, 2010, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 27, 2010 through July 24, 2010	—	$—	—	—
July 25, 2010 through August 21, 2010	2,348	$24.02	—	—
August 22, 2010 through September 25, 2010	—	$—	—	—

Total	2,348	$24.02	—	—

(1)	All of the shares indicated in the above table were purchased from our defined contribution profit sharing and 401(k) Plan (as described in Note 6 to Consolidated Financial Statements). This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with equity awards.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

Item 601

Exhibit Number	Title

31	Certification of Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

Date October 28, 2010

\s\ Richard Berman
Richard Berman
Chairman and Chief Executive Officer
(Principal executive officer)

Date October 28, 2010

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