Form 10-K
period 2010-12-25
Dorman Products, Inc.
filed 2011-03-03
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of March 1, 2011 the registrant had 17,878,709 shares of common stock, $.01 par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 26, 2010 was $214,804,518.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 25, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K

DORMAN PRODUCTS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 25, 2010

PART I

Item 1. Business.

General

Dorman Products, Inc. (formerly R&B, Inc.) was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

We are a supplier of automotive replacement parts and fasteners and service line products primarily for the automotive aftermarket. We market approximately 122,000 different automotive replacement parts (including brake parts), fasteners and service line products. Approximately 21% of our parts are comprised of parts and fasteners that were original equipment dealer “exclusive” items at the time of their introduction. Original equipment dealer “exclusive” parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. These dealer “exclusive” parts represent 66% of our net sales for the year ended December 25, 2010. Approximately 85% of our products are sold under our brand names and the remainder is sold for resale under customers’ private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance Auto, and O’Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets and salvage yards. Through our Scan-Tech subsidiary, we are increasing our international distribution of automotive replacement parts, with sales into Europe, the Middle East and Asia. We are increasing distribution of automotive replacement parts in Canada through our Dorman Canada business unit.

The Automotive Aftermarket

The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for sales of approximately $214.5 billion in 2010, and parts for medium and heavy duty trucks, which accounted for sales of approximately $69.9 billion in 20101. We currently market products primarily for passenger cars and light trucks.

Two distinct groups of end-users buy replacement automotive parts: (i) individual consumers, who purchase parts to perform “do-it-yourself” repairs on their own vehicles; and (ii) professional installers, which include automotive repair shops and the service departments of automobile dealers. The individual consumer market is typically supplied through retailers and through the retail arms of warehouse distributors. Automotive repair shops generally purchase parts through local independent parts wholesalers and through national automotive parts distributors. Automobile dealer service departments generally obtain parts through the distribution systems of automobile manufacturers and specialized national and regional automotive parts distributors.

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

Retailers and others who purchase aftermarket automotive repair and replacement parts for resale are constrained to a finite amount of space in which to display and stock products. Thus, the reputation for quality, customer service, and line profitability which a supplier enjoys is a significant factor in a purchaser’s decision as to which product lines to carry in the limited space available. Further, because of the efficiencies achieved through the ability to order all or part of a complete line of products from one supplier (with possible volume discounts), as opposed to satisfying the same requirements through a variety of different sources, retailers and other purchasers of automotive parts seek to purchase products from fewer but stronger suppliers.

[1]	Source: AAIA Fact Book 2011

Brands and Products

We sell approximately 122,000 different automotive replacement parts, fasteners and service line products to meet a variety of needs. Our DORMAN® NEW SINCE 1918™ marketing campaign launched in 2005 repositioned our brands under a single corporate umbrella - DORMAN®. Our products are now sold under one of the seven DORMAN® sub-brands as follows:

DORMAN® OE Solutions ™	- Automotive replacement parts, such as intake manifolds, exhaust manifolds, oil cooler lines, window regulators, harmonic balancers and radiator fan assemblies.

DORMAN® HELP! ®	- Automotive replacement parts, including window handles, and switches, door hardware, interior trim parts, headlamp aiming screws and retainer rings, radiator parts, battery hold-down bolts and repair kits, valve train parts and power steering filler caps.

DORMAN® AutoGrade™	- A line of application specific and general automotive hardware that is a necessary element to a complete repair. Product categories include body hardware, general automotive fasteners, oil drain plugs, and wheel hardware.

DORMAN® Conduct-Tite!®	- A selection of electrical connectors, wire, tools, testers, and accessories.

DORMAN® FirstStop™	- Value priced technician quality brake and clutch program containing more than 8,500 SKU’s.

DORMAN® Pik-A-Nut®	- A line of home hardware and home organization products specifically designed for retail merchandisers.

DORMAN® Scan-Tech®	- Based in Stockholm, Sweden, DORMAN Scan-Tech sells a complete line of Volvo and Saab replacement parts throughout the world.

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

	Percentage of Net Sales
	Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Automotive Body	28%	27%	25%
Power-train	32%	33%	33%
Chassis	25%	23%	23%
Hardware	15%	17%	19%

Total	100%	100%	100%

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

We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on all of our products. Our warranty limits the customer’s remedy to the repair or replacement of the part that is defective.

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

Through careful evaluation, exacting design and precise tooling, we are frequently able to offer products which fit a broader range of makes and models than the original equipment parts they replace. One such innovation is our neoprene replacement oil drain plug which fits not only a variety of Chevrolet, Ford and Chrysler models, but also a range of foreign makes and models. We also developed a window lift motor which fits not only a variety of General Motors models, but also Toyota, Mitsubishi and Suzuki vehicles. This flexibility assists retailers and other purchasers in maximizing the productivity of the limited space available for each class of part sold. Further, where possible, we improve our parts so they are better than the parts they replace. Thus, many of the our products are simpler to install or use, such as a replacement “split boot” for a constant velocity joint that can be installed without disassembling the joint itself and a replacement spare tire hold-down bolt that is longer and easier to thread than the original equipment bolt it replaced. In addition, we often package different items in complete kits to ease installation.

Ideas for expansion of our product lines arise through a variety of sources. We maintain an in-house product management staff that routinely generates ideas for new parts and the expansion of existing lines. Further, we maintain an “800” telephone number and an Internet site for “New Product Suggestions” and receive, either directly or through our sales force, many ideas from our customers as to which types of presently unavailable parts the ultimate consumers are seeking.

Sales and Marketing

We market our products to three groups of purchasers who in turn supply individual consumers and professional installers:

(i) Approximately 44% of our revenues are generated from sales to automotive aftermarket retailers (such as AutoZone, Advance Auto, and O’Reilly), local independent parts wholesalers and national general merchandise chain retailers. We sell some of our products to virtually all major chains of automotive aftermarket retailers;

(ii) Approximately 42% of our revenues are generated from sales to automotive parts distributors (such as Carquest and NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

(iii) The balance of our revenues (approximately 14%) are generated from international sales and sales to special markets, which include, among others, mass merchants (such as Wal-Mart), salvage yards and the parts distribution systems of parts manufacturers.

We use a number of different methods to sell our products. Our more than 50 person direct sales force and sales support staff solicits purchases of our products directly from customers, as well as manages the activities of 10 independent manufacturers’ representative agencies. We use independent manufacturers’ representative agencies to help service existing automotive retail and automotive parts distribution customers, providing frequent on-site contact. We increase sales by securing new customers and by adding new product lines and expanding product selection within existing customers. For certain of our major customers, and our private label purchasers, we rely primarily upon the direct efforts of our sales force who, together with our marketing department and our executive officers, coordinate the more complex pricing and ordering requirements of these accounts.

Our sales efforts are not directed merely at selling individual products, but rather more broadly towards selling groups of related products that can be displayed on attractive Dorman-designed display systems, thereby maximizing each customer’s ability to present our product line within the confines of the available area.

We prepare a number of catalogs, application guides and training materials designed to describe our products and other applications as well as to train our customers’ salesmen in the promotion and sale of our products. Every two to three years we prepare a new master catalog which lists all of our products. The catalog is updated periodically through supplements and is available on our website.

We currently service more than 2,800 active accounts. During 2010, four customers (AutoZone, Advance Auto, O’Reilly and Genuine Parts Co.) each accounted for more than 10% and in the aggregate accounted for 55% of net sales. During 2009 and 2008, three customers (AutoZone, Advance Auto, and O’Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for 39% and 40% of net sales, respectively.

Manufacturing

Substantially all of our products are manufactured to our specifications by third parties. Because numerous contract manufacturers are available to manufacture our products, we are not dependent upon the services of any one contract manufacturer or any small group of them. No one manufacturer supplies more than 10% of our products. In 2010, as a percentage of our total dollar volume of purchases, approximately 24% of our products were purchased from various suppliers throughout the United States and the balance of our products were purchased directly from vendors in a variety of foreign countries.

Once a new product has been identified, our engineering department produces detailed proprietary engineering drawings and prototypes which are used to solicit bids for manufacture from a variety of vendors in the United States and abroad. After a vendor is selected, tooling for a production run is produced by the vendor at our expense. A pilot run of the product is produced and subjected to rigorous testing by our engineering department and, on occasion, by outside testing laboratories and facilities in order to evaluate the precision of manufacture and the resiliency and structural integrity of the materials used. If acceptable, the product then moves into full production.

Packaging, Inventory and Shipping

Finished products are received at one or more of our facilities, depending on the type of part. It is our practice to inspect samples of shipments based upon vendor performance. If cleared, these shipments of finished parts are logged into our computerized production tracking systems and staged for packaging, if necessary.

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

Completed inventory is stocked in the warehouse portions of our facilities and is stored and organized to facilitate the most efficient methods of retrieving product to fill customer orders. We strive to maintain a level of inventory to adequately meet current customer order demand with additional inventory to satisfy new customer orders and special programs. We maintain a “safety stock” of inventory to compensate for fluctuations in demand and delivery.

We ship our products from all of our locations by contract carrier, common carrier or parcel service. Products are generally shipped to the customer’s main warehouse for redistribution within their network. In certain circumstances, at the request of the customer, we ship directly to the customer’s stores either via smaller direct ship orders or consolidated store orders that are cross docked.

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

Employees

At December 25, 2010, we had 1,185 employees worldwide, of whom 1,170 were employed full-time and 15 were employed part-time. Of these employees, 675 were engaged in production, inventory, or quality control, 158 were involved in engineering, product development and brand management, 107 were employed in sales and order entry, and the remaining 245 were devoted to administration, finance, legal, and strategic planning.

No domestic employees are covered by any collective bargaining agreement. Approximately 30 employees at our Swedish subsidiary are governed by a national union. We consider our relations with our employees to be generally good.

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

The Loss or Decrease in Sales Among One of Our Top Customers Could Have a Substantial Negative Impact on Our Sales and Operating Results.

A significant percentage of our sales has been, and will continue to be, concentrated among a relatively small number of customers. During 2010, four customers (AutoZone, Advance Auto, O’Reilly and Genuine Parts Co.) each accounted for more than 10% of net sales and in the aggregate accounted for 55% of net sales. During 2009 and 2008, three customers (AutoZone, Advance Auto, and O’Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for 39% and 40% of net sales, respectively. We anticipate that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results.

Customer Consolidation in the Automotive Aftermarket May Lead to Customer Contract Terms Less Favorable to Us Which May Negatively Impact Our Financial Results.

The automotive aftermarket has been consolidating over the past several years. As a result, many of our customers have grown larger and therefore have more leverage in the arms-length negotiations of agreements with us for the sale of our products.

Customers may require us to provide extended payment terms and returns of slow moving product in order to obtain new or retain existing business. While we attempt to avoid or minimize such concessions, in some cases payment terms to customers have been extended and returns of product have exceeded historical levels. The product returns primarily affect our profit levels while payment terms extensions generally reduce operating cash flow and require additional capital to finance the business. We expect both of these trends to continue for the foreseeable future.

The Cancellation or Rescheduling of Orders May Cause Our Operating Results to Fluctuate.

The cancellation or rescheduling of orders may cause our operating results to fluctuate. Although we make every reasonable effort to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or overall market demand for our products. Additionally, although we serve more than 2,800 individual accounts, the cancellation or rescheduling of orders by larger customers may still have a material adverse effect on our operating results from time to time.

Our Business May be Negatively Impacted By Foreign Currency Fluctuations and Our Dependence on Foreign Suppliers.

In 2010, approximately 76% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value relative to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases is from China. The value of the Chinese Yuan had been relatively constant relative to the U.S. dollar for approximately two years. However, since June 2010, it has increased approximately 3% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

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

We Extend Credit to Our Customers Who May Be Unable to Pay In the Future.

We regularly extend credit to our customers. A significant percentage of our accounts receivable have been, and will continue to be concentrated among a relatively small number of automotive retailers and automotive parts distributors in the United States. Our five largest customers accounted for 78% and 76% of total accounts receivable as of December 25, 2010 and December 26, 2009, respectively. Management continually monitors the credit terms and credit limits of these and other customers. If any of these customers were unable to pay, our business and financial condition would be adversely affected.

The Loss of a Key Vendor Could Lead to Increased Costs and Lower Profit Margins.

The majority of the products we sell are purchased from a number of foreign vendors. If any of our existing vendors fail to meet our needs, we believe that sufficient capacity exists in the open market to supply any shortfall that may result. Nevertheless, it is not always possible to replace a key vendor without a disruption in our operations and replacement of a significant vendor is often at higher prices.

Limited Shelf Space May Adversely Affect Our Ability to Expand Our Product Offerings.

Since the amount of space available to a retailer and other purchasers of our products is limited, our products compete with other automotive aftermarket products, some of which are entirely dissimilar and otherwise non-competitive (such as car waxes and engine oil), for shelf and floor space. No assurance can be given that additional space will be available in our customers’ stores to support the expansion of the number of products that we offer.

If We Do Not Continue to Develop New Products and Bring Them to Market, Our Business, Financial Condition and Results of Operations Could Be Materially Impacted.

The development and production of new products is often accompanied by design and production delays and related costs typically associated with the development and production of new products. While we expect and plan for such delays and related costs, we cannot predict with precision the time and expense required to overcome these initial problems so that the products comply with specifications. There is a risk that we may not be able to introduce or bring to full-scale production new products as quickly as we expected in our product introduction plans, which could have a material adverse effect on our business, financial condition, and results of operations.

An Increase in Patent Filings by Original Equipment Manufacturers Could Negatively Impact Our Ability to Develop New Products.

We have seen an increase in patent requests for new designs made by original equipment manufacturers. If original equipment manufacturers are able to obtain patents on new designs at a rate higher than historical levels, we could be restricted or prohibited from selling aftermarket products covered by such items until such patents expire, which could have an adverse impact on our business.

Quality Problems with Our Products Could Damage Our Reputation and Adversely Affect Our Business.

We have experienced, and in the future may experience, reliability, quality, or compatibility problems in products after their production and sale to customers. Product quality problems could result in damage to our reputation, loss of customers, a decrease in revenue, litigation, unexpected expenses, and a loss of market share. We have invested and will continue to invest in our engineering, design, and quality infrastructure in an effort to reduce and eventually eliminate these problems; however, there can be no assurance that we can successfully remedy all of these issues. To the extent we experience significant quality problems in the future our business and results of operations may be negatively impacted.

Loss of Third-Party Transportation Providers Upon Whom We Depend or Increases in Fuel Prices Could Increase Our Costs or Cause a Disruption in Our Operations.

We depend upon third-party transportation providers for delivery of our products to us and to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, but not limited to, shortages of truck drivers, disruptions in rail service, decreases in ship building or increases in fuel prices, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis.

We May Not Properly Execute, or Realize Anticipated Cost Savings or Benefits from, Our Ongoing Information Technology Initiatives.

Our success is partly dependent on properly executing, and realizing cost savings or other benefits from, our ongoing information technology initiatives. These initiatives are primarily designed to make us more efficient in the development, acquisition and distributions of our products, which is necessary in our highly competitive industry. These initiatives are often complex, and a failure to implement them properly may, in addition to not meeting projected cost savings or benefits, result in an interruption to our business functions.

Unfavorable Results of Legal Proceedings Could Materially Adversely Affect Us.

We are subject to various legal proceedings and claims that have arisen out of the ordinary course of our business which are not yet resolved and additional claims may arise in the future. Although we currently believe that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position, legal claims and proceedings are subject to inherent uncertainty and our view on these matters may change in the future. Regardless of merit, litigation may be both time-consuming and disruptive to our operations and cause significant expense and diversion of management attention. Should we fail to prevail in certain matters, we may be faced with significant monetary damages or injunctive relief that would materially adversely affect our business and financial condition and operating results.

We Have No History of Paying Dividends.

We do not intend to pay cash dividends for the foreseeable future. Rather, we intend to retain our earnings, if any, for the operation and expansion of our business.

Dorman’s Officers, Directors and Their Family Members Control the Company.

As of March 1, 2011, Steven L. Berman, our Chairman and Chief Executive Officer and director of Dorman Products, Inc., and his family members beneficially own approximately 43% of the outstanding Common Stock and are able to elect the Board of Directors, have a controlling influence over the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and the affairs of the Company.

Our Success Depends on the Efforts of Our Management Team.

The success of our business will continue to be dependent upon Steven L. Berman, Chairman of the Board and Chief Executive Officer, Secretary and Treasurer, other executive officers and key employees and our ability to attract and retain other skilled managers. The loss of the services of any of these individuals for an extended period of time could have a material adverse effect on our business.

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

Healthcare Reform Legislation could have an Adverse Impact on our Business.

The recently enacted Patient Protection and Affordable Care Act (the “Patient Act”) as well as other healthcare reform legislation being considered by Congress and state legislatures may have an impact on our business. While we are currently evaluating the potential effects of the Patient Act on our business, the impact could be extensive and may increase our employee healthcare-related costs. While the significant costs of the recent healthcare legislation enacted will occur after 2013 due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could have a significant, material adverse impact on our business.

Executive Officers of the Registrant.

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position with the Company
Mathias J. Barton	51	Co-President
Joseph M. Beretta	56	Co-President
Steven L. Berman	51	Chairman of the Board, Chief Executive Officer, Secretary-Treasurer, and Director
Fred V. Frigo	54	Senior Vice President, Operations
Thomas J. Knoblauch	54	Vice President, General Counsel and Assistant Secretary
Matthew S. Kohnke	39	Vice President, Chief Financial Officer

Mathias J. Barton joined the Company in November 1999 as Senior Vice President, Chief Financial Officer. He became co-President of the Company in February, 2011. Prior to joining the Company, Mr. Barton was Senior Vice President and Chief Financial Officer of Central Sprinkler Corporation, a manufacturer and distributor of automatic fire sprinklers, valves and component parts. From May 1989 to September 1998, Mr. Barton was employed by Rapidforms, Inc., most recently as Executive Vice President and Chief Financial Officer. He is a graduate of Temple University.

Joseph M. Beretta joined the Company in January 2004 as Senior Vice President, Product. He became co-President of the Company in February, 2011. Prior to joining the Company, Mr. Beretta was employed by Cardone Industries, Inc., most recently as its Chief Operating Officer. Cardone is a re-manufacturer and supplier of automotive replacement parts. He is a graduate of Oral Roberts University.

Steven L. Berman is Chairman of the Board, Chief Executive Officer, President, Chief Operating Officer, Secretary-Treasurer and a Director of the Company. Mr. Berman became Chairman and Chief Executive Officer in January, 2011. He previously held the positions of President, Secretary-Treasurer and a director of the Company since October 24, 2007. He became Chairman of the Board and Chief Executive Officer on January 30, 2011. Prior to October 24, 2007, he served as Executive Vice President, Secretary-Treasurer and a director of the Company since its inception in 1978. Since the inception of the Company in October 1978 until October 25, 2007, Mr. Berman served as Executive Vice President. He attended Temple University.

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

Thomas J. Knoblauch joined the Company in April 2005 as Vice President and General Counsel. In May 2005, Mr. Knoblauch was appointed Assistant Secretary. Prior to joining the Company he was Corporate Counsel at SunGard Data Systems, Inc. from 1996 to 2000 and General Counsel at Rosenbluth International, Inc. from 2000 to May, 2005. He is a graduate of Widener University, St. Joseph’s University, the Widener University School of Law, and the Temple University Beasley School of Law Graduate Tax Program. Mr. Knoblauch is a member of both the Pennsylvania and New York Bar.

Matthew S. Kohnke joined Dorman Products in May 2002 as Vice President - Corporate Controller. He became Vice President and Chief Financial Officer of the Company in February, 2011. Prior to joining the Company, Mr. Kohnke worked for Arthur Andersen LLP, beginning as an intern in January 1992 and advancing to manager in the Audit and Business Advisory practice. He is a graduate of Villanova University.

We have adopted a written code of ethics, “Our Values and Standards of Business Conduct,” which is applicable to all of our directors, officers and employees, including our chief executive officer, chief financial officer, and principal accounting officer and controller and other executive officers identified pursuant to this Item 10 (collectively, the “Selected Officers”). In accordance with the SEC’s rules and regulations a copy of the code is posted on our website www.dormanproducts.com. We intend to disclose any changes in or waivers from our code of ethics applicable to any Selected Officer or director on our website at www.dormanproducts.com.

Item 1B.

Item 1B. Unresolved Staff Comments. None

Item 2. Properties.

Facilities

We currently have 13 warehouse and office facilities located throughout the United States, Canada, Sweden, China and Korea. Two of these facilities are owned and the remainders are leased. Our headquarters and principal warehouse facilities are as follows:

Location	Description
Colmar, PA	Corporate Headquarters and Warehouse and office - 339,500 sq. ft. (leased) (1)
Warsaw, KY	Warehouse and office - 362,000 sq. ft. (owned) (2)
Portland, TN	Warehouse and office - 414,043 sq. ft. (leased)
Louisiana, MO	Warehouse and office - 90,000 sq. ft. (owned)

(1)	We lease the Colmar facility from a partnership of which Steven L. Berman, Chairman of the Board and Chief Executive Officer of the Company, and his family members are partners. Under the lease agreement we paid rent of $4.19 per square foot ($1.4 million per year) in 2010. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. The current lease agreement expires in December, 2012. In the opinion of management, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.
(2)	In October, 2010, we began construction of a 150,000 square foot expansion of our Warsaw, KY, warehouse facility. The project is expected to be completed in April, 2011.

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

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded publicly on the NASDAQ Global Select Stock Market under the trading symbol DORM. At March 1, 2011 there were 169 holders of record of common stock, representing more than 1,400 beneficial owners. The last price for our common stock on March 1, 2011, as reported by NASDAQ, was $33.08 per share. Since our initial public offering, we have paid no cash dividends. We do not presently contemplate paying any such dividends in the foreseeable future. The range of high and low sales prices for our common stock for each quarterly period of 2010 and 2009 are as follows:

	2010		2009
	High	Low	High	Low
First Quarter	$20.35	$14.88	$13.60	$6.12
Second Quarter	26.00	18.87	14.44	7.90
Third Quarter	28.63	17.84	17.25	12.76
Fourth Quarter	49.32	27.29	16.65	12.70

For the information regarding our compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total shareholder return on the Automotive Parts & Accessories Peer Group of the Hemscott Group Index and the NASDAQ Market Index for the period from December 31, 2005 to December 25, 2010. The Automotive Parts & Accessories Peer Group is comprised of 40 public companies and the information was furnished by Research Data Group, Inc. The graph assumes $100 invested on December 31, 2005 in our common stock and each of the indices, and that the dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies.

Stock Repurchases

Share Repurchase Program. On February 22, 2008, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock. Under this program, share repurchases may be made from time to time depending upon market conditions, share price and availability, and other factors at our discretion. Repurchases will take place in open market transactions or in privately negotiated transactions in accordance with applicable laws. We purchased 3,600 shares under the plan since its inception, all of which were purchased during fiscal year ended December 26, 2009. No shares were purchased under the plan during fiscal year ended December 25, 2010.

In addition, we periodically repurchase shares from our 401(k) Plan. Shares are generally purchased from our 401(k) Plan when participants elect to sell units as permitted by the Plan or to leave the Plan upon retirement, termination or other reasons. We purchased 50,266 shares from the 401(k) Plan during the fiscal year ended December 25, 2010.

During the last three months of fiscal year ended December 25, 2010, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 26, 2010 through October 23, 2010	1,961	$31.86	—	—
October 24, 2010 through November 20, 2010	—	—	—	—
November 21, 2010 through December 25, 2010	12,190	$41.96	—	—
Total	14,151	$40.56	—	—

(1)	All of the shares indicated in the above table were purchased from our 401(k) Plan. This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with equity awards.

In February 2009, the Company filed a registration statement to register 1,000,000 shares of its common stock issuable upon the exercise of outstanding stock options and options to be issued, if any, under the Company’s Amended and Restated Incentive Stock Plan. Prior to this time, the Company’s reserve of registered shares became depleted and the Company issued unregistered shares upon exercise of options. Upon discovery of this matter, the Company offered former option holders the ability to rescind these option exercise transactions where registered shares were not actually available upon exercise for all transactions which occurred within the relevant statute of limitations period. The Company opted for rescission in lieu of investigating the availability of exemptions from registration, given the time and expense associated therewith. This rescission offer was effected as a private placement which was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Selected Financial Data.

(in thousands, except per share data)	2010(a)	2009	2008 (b)	2007(c)	2006(d)
Statement of Operations Data:
Net sales	$455,716	$377,378	$342,325	$327,725	$295,825
Income from operations	74,882	43,669	28,404	33,972	26,770
Net income	46,138	26,495	17,813	19,193	13,799
Earnings per share
Basic	$2.60	$1.50	$1.01	$1.08	$0.78
Diluted	$2.55	$1.47	$0.99	$1.06	$0.76
Balance Sheet Data:
Total assets	323,159	257,402	243,422	230,655	217,758
Working capital	218,935	173,153	160,237	138,288	126,804
Long-term debt	—	266	15,356	8,942	20,596
Shareholders’ equity	263,153	215,335	187,844	173,858	153,843

(a)	Results for 2010 include a $1.0 million write down for intangible asset impairment ($0.03 per share).
(b)	Results for 2008 include a $0.7 million reduction ($0.04 per share) in income tax expense as a result of the disposition of our Canadian subsidiary.

(c)	Results for 2007 include a $1.8 million reduction ($1.1 million after tax or $0.06 per share) in our vacation liability as a result of a change in our policy, a $0.4 million write down for goodwill impairment ($0.02 per share), and establishment of a valuation reserve of deferred tax assets totaling $0.6 million ($0.03 per share).
(d)	Results for 2006 include a $3.2 million non-cash write-down for goodwill impairment ($2.9 million or $0.16 per share) and the write-off of deferred tax benefits ($0.3 million or $0.02 per share).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, unfavorable economic conditions, loss of key suppliers, loss of third-party transportation providers, an increase in patent filings by original equipment manufacturers, quality problems, delay in the development and design of new products, space limitations on our customers’ shelves, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, dependence on senior management and other risks and factors identified from time to time in the reports the Company files with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in “Part I, Item 1A, Risk Factors.”

Overview

We are a supplier of automotive replacement parts and fasteners and service line products primarily for the automotive aftermarket. We market approximately 122,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Approximately 21% of our parts and 66% of our net sales consists of parts and fasteners that were original equipment dealer “exclusive” items at the time of their introduction. Original equipment dealer “exclusive” parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 85% of our products are sold under our brand names and the remainder is sold for resale under customers’ private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance Auto and O’Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets and salvage yards. Through our Scan-Tech subsidiary, we are increasing our international distribution of automotive replacement parts, with sales into Europe, the Middle East and Asia. We are increasing distribution of automotive replacement parts in Canada through our Dorman Canada business unit.

We generate over 90% of our revenues from customers in the North American automotive aftermarket. The aftermarket has benefited from some of the factors affecting the general economy including the recent recession, tighter credit and higher unemployment. These conditions as well as others have resulted in a recent decline in new vehicle sales and the increase in the average age of vehicles on the road. These trends will increase the number of automotive aftermarket parts that need replacing. Another important statistic impacting our market is total miles driven. Total U.S. miles driven were up slightly in 2009 and 2010 after being down in each of the two prior years. We believe that the combination of these factors accounted for a portion of our 2009 and 2010 sales growth.

While the overall automotive aftermarket in which we compete has benefited from the conditions mentioned above; our customer base has been consolidating over the past several years. As a result, our customers regularly seek more favorable pricing, product returns and extended payment terms when negotiating with us. While we attempt to avoid or minimize such concessions, in some cases pricing concessions have been made, customer payment terms have been extended and returns of product have exceeded historical levels. The product returns and more favorable pricing primarily affect our profit levels while terms extensions generally reduce operating cash flow and require additional capital to finance the business. We expect these trends to continue for the foreseeable future. Gross profit margins declined in each of the three years prior to 2009 as a result of this pricing pressure. During 2009 and 2010 we were able to offset the negative impact of the pricing pressures and mix shift by reducing product warranty and return costs and by lowering freight and material costs. As a result, our 2009 and 2010 gross profit margins improved despite the negative factors impacting the automotive aftermarket mentioned above. We expect our customers to continue to exert pressure on our margins. We have increased our focus on efficiency improvements and product cost reduction initiatives to offset the impact of further price pressures.

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

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 25, 2010, December 26, 2009, and December 27, 2008 are all fifty-two week periods.

Asset Write Down

During the fourth quarter of 2010, we determined that certain acquired intangible assets were impaired. As such, we recorded an impairment charge of $1.0 million in 2010 to fully write-off these assets.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Percentage of Net Sales
	Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold	62.1	65.1	67.8

Gross profit	37.9	34.9	32.2
Selling, general and administrative expenses	21.5	23.3	23.9

Income from operations	16.4	11.6	8.3
Interest expense, net	—	0.1	0.3

Income before taxes	16.4	11.5	8.0
Provision for taxes	6.3	4.5	2.8

Net Income	10.1%	7.0%	5.2%

Fiscal Year Ended December 25, 2010 Compared to Fiscal Year Ended December 26, 2009

Net sales increased 20.8% to $455.7 million in 2010 from $377.4 million in 2009. Our revenue growth was driven by overall strong demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, decreased to 62.1% in 2010 from 65.1% in the same period last year. The decrease is primarily due to a reduction in certain material costs along with lower defective return costs.

Selling, general and administrative expenses in 2010 increased 11.2% to $98.0 million from $88.1 million in 2009. The spending increase is the result of higher variable costs related to our sales increase, increased new product development spending and a $1.0 million charge to write off certain intangible assets.

Interest expense, net, decreased to $0.2 million in 2010 from $0.3 million in 2009 due to lower borrowing levels.

Our effective tax rate decreased to 38.2% in 2010 from 38.8% in the prior year. The decrease was the result of lower provisions for state income taxes in 2010.

Fiscal Year Ended December 26, 2009 Compared to Fiscal Year Ended December 27, 2008

Net sales increased 10.2% to $377.4 million in 2009 from $342.3 million in 2008. Revenues before the impact of currency exchange and the sale of our Canadian subsidiary were up 11.4% over the prior year. Our revenue growth was driven by overall strong demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, decreased to 65.1% in 2009 from 67.8% in the same period last year. The increase was the result of lower warranty and product return costs along with a reduction in freight expenses and certain material costs.

Selling, general and administrative expenses in 2009 increased 7.7% to $88.1 million from $81.8 million in 2008. The spending increase was the result of higher variable costs related to our sales increase as well as increased new product development spending and higher incentive compensation expense due to higher earnings levels.

Interest expense, net, decreased to $0.3 million in 2009 from $0.9 million in 2008 due to lower borrowing levels and lower interest rates.

Our effective tax rate increased to 38.8% in 2009 from 35.2% in the prior year. The increase was the result of a non-recurring $0.7 million tax benefit realized upon the disposition of our Canadian subsidiary in 2008 and higher provisions for state income taxes in 2009.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. At December 25, 2010, working capital was $218.9 million, and shareholders’ equity was $263.2 million. At December 25, 2010, we had no long-term debt or borrowings under our revolving credit facility. Cash and cash equivalents as of December 25, 2010 was $30.5 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of December 25, 2010 and December 26, 2009, we sold $77.1 million and $55.9 million in accounts receivable, respectively, under these programs and removed them from our balance sheets based upon standard payment terms. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2013. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 100 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at December 25, 2010 was LIBOR plus 100 basis points (1.26%). There were no borrowings under the facility as of December 25, 2010. Letters of credit outstanding under the facility as of December 25, 2010 amounted to $2.0 million. We had approximately $28.0 million available under the facility at December 25, 2010. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of December 25, 2010, the Company was in compliance with the financial covenants contained in the loan agreement.

Off-Balance Sheet Arrangements

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

Contractual Obligations and Commercial Commitments

We have future obligations for future minimum rental and similar commitments under noncancellable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 25, 2010 are summarized in the tables below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases	$11,948	$3,236	$4,836	$2,374	$1,502
Construction contracts	4,354	4,354	—	—	—

	$16,302	$7,590	$4,836	$2,374	$1,502

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of Credit	$1,995	$—	$1,995	$—	$—

	$1,995	$—	$1,995	$—	$—

The Company has excluded from the table above unrecognized tax benefits due to the uncertainty of the amount and period of payment. As of December 25, 2010, the Company has gross unrecognized tax benefits of $2.5 million (see Note 8 to the consolidated financial statements).

We reported a net source of cash from our operating activities of $30.7 million in the year ended December 25, 2010. Net income, depreciation and a $17.8 million increase in accounts payable were the primary sources of operating cash flow. Accounts payable increased primarily as a result of higher inventory levels and the timing of payments to our suppliers. Accounts receivable and inventory were the primary uses of cash. Accounts receivable increased $13.7 million due primarily to higher sales levels. Inventory increased $30.1 million due to the sales growth and increases in safety stock levels.

Investing activities used $11.5 million of cash in 2010 primarily as a result of additions to property, plant and equipment. Capital spending in 2010 consisted of tooling associated with new products, upgrades to information systems and scheduled equipment replacements. In the third quarter of 2010, we began a project to replace our enterprise resource planning system. This project is expected to cost approximately $9.5 million in software and installation services over the next 3 years of which $1.9 million was spent in 2010. No disruption to our operations is anticipated. In addition, we are expanding our distribution facility located in Warsaw, Kentucky. The total cost of this expansion will be approximately $9.0 million, of which $1.5 million was spent in 2010.

Financing activities provided $0.5 million of cash in the year ended December 25, 2010, primarily related to the net effect of stock option activity and the repurchase of common stock from our 401(k) plan during 2010.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

Foreign Currency Fluctuations

In 2010, approximately 76% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value relative to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases is from China. The value of the Chinese Yuan had been relatively constant relative to the U.S. dollar for two years. However, since June 2010, it has increased approximately 3% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized. During 2008 we experienced significant increases in the cost of materials and transportation costs as a result of commodity price increases and weakness in the U.S. Dollar. The upward pressure on materials and transportation costs eased in 2009 as the U.S. economy weakened. We were able to offset the 2008 cost increases with selling price increases and certain cost saving measures; however, we may not be able to do so in the future. We will attempt to offset further cost increases by passing along selling price increases to customers, through the use of alternative suppliers and by resourcing purchases to other countries. However there can be no assurance that we will be successful in these efforts.

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Chairman and Chief Executive Officer, and his family members are partners. Total rental payments each year to the partnership under the lease arrangement were $1.4 million in 2010, 2009 and 2008. Our Audit Committee is responsible for reviewing and approving all related party transactions. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

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

Allowance for Doubtful Accounts. The preparation of our financial statements requires us to make estimates of the collectability of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 78% and 76% of net accounts receivable as of December 25, 2010 and December 26, 2009, respectively. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on our sales and operating results.

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

Goodwill. We employ a market comparable approach in conducting our annual impairment tests. Earnings multiples of 5.75 to 6.0 times EBITDA were used when conducting these tests in 2010. See Note 1 of the Notes to Consolidated Financial Statements in this report.

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

New Accounting Pronouncements

In June 2009, the FASB issued new guidance concerning the transfer of financial assets. This guidance amends the criteria for a transfer of a financial asset to be accounted for as a sale, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, changes the initial measurement of a transferor’s interest in transferred financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. We adopted the new guidance on December 27, 2009 and there was no impact on our consolidated results of operations and financial position.

In June 2009, the FASB issued new guidance concerning the determination of the primary beneficiary of a variable interest entity (“VIE”). This new guidance amends current U.S. GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of the VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE. We adopted the new guidance on December 27, 2009 and there was no impact on our consolidated results of operations and financial position.

In December 2010, the FASB issued new guidance concerning goodwill impairment testing. This guidance modifies Step 1 of the goodwill impairment test under current guidance for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The guidance allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not believe that the adoption of this guidance will have a material impact on our consolidated results of operations and financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowings as well as our accounts receivable sale programs bear interest rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. A one percentage point increase in LIBOR or the discount rates on our accounts receivable sale program would increase our interest expense on our variable rate debt and our accounts receivable financing costs by approximately $0.8 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period.

Item 8. Financial Statements and Supplementary Data.

Our financial statement schedule that is filed with this Report on Form 10-K is listed in Item 15(a)(2), Part IV, of this Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dorman Products, Inc.:

We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 25, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dorman Products, Inc. and subsidiaries as of December 25, 2010 and December 26, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dorman Products, Inc.’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, PA

March 3, 2011

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
(in thousands, except per share data)	December 25, 2010	December 26, 2009	December 27, 2008
Net Sales	$455,716	$377,378	$342,325
Cost of goods sold	282,858	245,592	232,140

Gross profit	172,858	131,786	110,185
Selling, general and administrative expenses	97,976	88,117	81,781

Income from operations	74,882	43,669	28,404
Interest expense, net	209	343	920

Income before income taxes	74,673	43,326	27,484
Income taxes	28,535	16,831	9,671

Net Income	$46,138	$26,495	$17,813

Earnings Per Share:
Basic	$2.60	$1.50	$1.01
Diluted	$2.55	$1.47	$0.99
Weighted Average Shares Outstanding:
Basic	17,767	17,658	17,675
Diluted	18,116	17,996	18,049

See accompanying notes to consolidated financial statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 25, 2010	December 26, 2009
Assets
Current Assets:
Cash and cash equivalents	$30,463	$10,626
Accounts receivable, less allowance for doubtful accounts and customer credits of $46,726 and $36,433	101,851	88,164
Inventories	120,433	89,927
Deferred income taxes	12,135	12,620
Prepaids and other current assets	2,213	2,248

Total current assets	267,095	203,585
Property, Plant and Equipment, net	28,790	25,218
Goodwill	26,553	26,553
Other Assets	721	2,046

Total	$323,159	$257,402

Liabilities and Shareholders’ Equity
Current Liabilities:
Current portion of long-term debt	$—	$90
Accounts payable	33,978	16,098
Accrued compensation	11,482	10,376
Other accrued liabilities	2,700	3,868

Total current liabilities	48,160	30,432
Other Long-Term Liabilities	3,210	2,675
Long-Term Debt	—	266
Deferred Income Taxes	8,636	8,694
Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Common stock, par value $.01; authorized 25,000,000 shares; issued and outstanding 17,887,344 and 17,679,573 shares	178	177
Additional paid-in capital	34,924	32,708
Cumulative translation adjustments	2,752	2,089
Retained earnings	225,299	180,361

Total shareholders’ equity	263,153	215,335

Total	$323,159	$257,402

See accompanying notes to consolidated financial statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional	Cumulative
	Shares Issued	Par Value	Paid-In Capital	Translation Adjustments	Retained Earnings	Total
Balance at December 29, 2007	17,702,948	$177	$32,591	$4,141	136,949	$173,858
Common stock issued under Employee Stock Purchase Plan	1,459	—	11	—	—	11
Shares issued under Incentive Stock Plan	47,997		118	—	—	118
Other stock related activity	—	—	42	—	—	42
Purchase and cancellation of common stock	(108,033)	(1)	(1,025)	—	(152)	(1,178)
Compensation expense under Incentive Stock Plan	—	—	248	—	—	248
Comprehensive Income:
Net income	—	—	—	—	17,813	17,813
Currency translation adjustments	—	—	—	(3,068)	—	(3,068)

Total comprehensive income						14,745

Balance at December 27, 2008	17,644,371	$176	$31,985	$1,073	154,610	$187,844
Common stock issued under Employee Stock Purchase Plan	1,983	—	14	—	—	14
Shares issued under Incentive Stock Plan	104,235	1	268	—	—	269
Other stock related activity	—	—	333	—	—	333
Purchase and cancellation of common stock	(71,016)	—	(128)	—	(744)	(872)
Compensation expense under Incentive Stock Plan		—	236	—	—	236
Comprehensive Income:
Net income	—	—	—	—	26,495	26,495
Currency translation adjustments	—	—	—	1,016	—	1,016

Total comprehensive income						27,511

Balance at December 26, 2009	17,679,573	$177	$32,708	$2,089	$180,361	$215,335
Common stock issued under Employee Stock Purchase Plan	714	—	17	—	—	17
Shares issued under Incentive Stock Plan	234,823	1	739	—	—	740
Other stock related activity	—	—	1,338	—	—	1,338
Purchase and cancellation of common stock	(50,266)	—	(90)	—	(1,200)	(1,290)
Compensation expense under Incentive Stock Plan	—	—	212	—	—	212
Issuance of non-vested stock	22,500	—	—	—	—	—
Comprehensive Income:
Net income	—	—	—	—	46,138	46,138
Currency translation adjustments	—	—	—	663	—	663

Total comprehensive income						46,801

Balance at December 25, 2010	17,887,344	$178	$34,924	$2,752	$225,299	$263,153

See accompanying notes to consolidated financial statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 25, 2010	December 26, 2009	December 27, 2008
Cash Flows from Operating Activities:
Net income	$46,138	$26,495	$17,813
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,012	7,835	7,672
Impairment of intangible assets	1,007	—	—
Provision for doubtful accounts	174	354	487
Provision for deferred income tax	427	(388)	(1,289)
Provision for non-cash stock compensation	212	236	248
Changes in assets and liabilities:
Accounts receivable	(13,728)	(11,141)	(979)
Inventories	(30,067)	4,252	(15,180)
Prepaids and other current assets	62	(18)	(429)
Other assets	218	(738)	339
Accounts payable	17,812	(6,025)	3,349
Accrued compensation and other liabilities	449	6,721	(2,293)

Cash provided by operating activities	30,716	27,583	9,738

Cash Flows from Investing Activities:
Property, plant and equipment additions	(11,453)	(7,830)	(7,323)
Proceeds from sale of assets of a business	—	—	919

Cash used in investing activities	(11,453)	(7,830)	(6,404)

Cash Flows from Financing Activities:
Repayment of long-term debt obligations	(356)	(86)	(8,654)
Net (repayment) proceeds from revolving credit facility	—	(15,000)	6,500
Proceeds from exercise of stock options	757	283	129
Other stock related activity	1,338	333	43
Purchase and cancellation of common stock	(1,290)	(872)	(1,178)

Cash provided by (used in) financing activities	449	(15,342)	(3,160)

Effect of exchange rate changes on Cash and Cash Equivalents	125	391	(1,268)

Net Increase (Decrease) in Cash and Cash Equivalents	19,837	4,802	(1,094)
Cash and Cash Equivalents, Beginning of Year	10,626	5,824	6,918

Cash and Cash Equivalents, End of Year	$30,463	$10,626	$5,824

Supplemental Cash Flow Information
Cash paid for interest expense	$244	$345	$1,132
Cash paid for income taxes	$27,868	$15,620	$11,308

See accompanying notes to consolidated financial statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 25, 2010

1.	Summary of Significant Accounting Policies

Dorman Products, Inc. (“Dorman”, the “Company”, “we”, “us”, or “our”) is a leading supplier of OE Dealer “Exclusive” automotive replacement parts, automotive hardware, brake products and household hardware to the Automotive Aftermarket and Mass Merchandise markets. Dorman products are marketed under the OE Solutions™, HELP!®, AutoGrade™, First Stop™, Conduct-Tite®, Pik-A- Nut® and Scan-Tech® brand names.

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 25, 2010, December 26, 2009 and December 27, 2008 are all fifty-two week periods.

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

Sales of Accounts Receivable. We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. We do not retain any servicing requirements for these accounts receivable. Transactions under these agreements are accounted for as sales of accounts receivable. At December 25, 2010 and December 26, 2009, approximately $77.1 million and $55.9 million of accounts receivable were sold and removed from the consolidated balance sheets, respectively, based upon standard payment terms. Selling, general and administrative expenses include $2.0 million, $2.0 million and $2.6 million in 2010, 2009 and 2008, respectively, in financing costs associated with these accounts receivable sales programs. During 2010, 2009 and 2008, we sold $104.3 million, $77.5 million and $109.1 million, respectively, under these programs.

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

Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. We recorded asset impairment charges of $0.2 million in 2010. We did not record any asset impairment charges in fiscal 2009 or 2008.

Goodwill. We employ a market comparable approach in conducting our annual impairment tests. Earnings multiples of 5.75 to 6.0 times EBITDA were used when conducting these tests in 2010.

Other Assets. Other assets consist of contract rights, which are being amortized on a straight-lined basis; deposits; and costs incurred for the preparation and printing of product catalogs, which are capitalized and amortized upon distribution. During the fourth quarter of 2010, we assessed the recoverability of the acquired contract rights and trade names in accordance with the above policy. After completing the required analyses, we concluded that the value of these assets has been impaired. Accordingly, we recorded an impairment charge of $1.0 million before income taxes in the consolidated statements of operations.

Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $4.6 million in 2010, $3.8 million in 2009 and $3.4 million in 2008 have been recorded in selling, general and administrative expenses.

Foreign Currency Translation. Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the rate of exchange prevailing at the end of the year. Income statement accounts are translated at the average exchange rate prevailing during the year. Translation adjustments resulting from this process are recorded directly in shareholders’ equity.

Comprehensive Income. Comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income and changes in foreign currency translation adjustments.

Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 78% and 76% of net accounts receivable as of December 25, 2010 and December 26, 2009, respectively. We continually monitor the credit terms and credit limits to these and other customers. In 2010, approximately 76% of our products were purchased from suppliers located in a variety of foreign countries, with the largest portion coming from China.

Fair Value Disclosures. The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Based on borrowing rates currently available to us for loans with similar terms and average maturities, the fair value of total long-term debt, including the current portion, was $0.4 million at December 26, 2009.

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

Earnings Per Share. The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three years ended December 25, 2010:

	2010	2009	2008
	(in thousands, except per share data)
Numerator:
Net income	$46,138	$26,495	$17,813
Denominator:
Weighted average shares outstanding used in basic earnings per share calculation	17,767	17,658	17,675
Effect of dilutive stock options	349	338	374

Adjusted weighted average shares outstanding diluted earnings per share	18,116	17,996	18,049

Basic earnings per share	$2.60	$1.50	$1.01
Diluted earnings per share	$2.55	$1.47	$0.99

Options to purchase 15,000, 120,000 and 203,500 shares were outstanding at December 25, 2010, December 26, 2009, and December 27, 2008 respectively, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive.

Stock-Based Compensation. At December 25, 2010, we had one stock-based employee compensation plan, which is described more fully in Note 11. We record equity-classified compensation expense for all awards granted. The fair values of all stock options granted by the Company are determined using the Black-Scholes model.

Product Warranties. We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on all of our products. Our warranty limits the customer’s remedy to the repair or replacement of the part that is defective. Estimated warranty costs are based upon actual experience and forecasts using the best historical and current claim information available. The following table summarizes the activity of our product warranty liability for the three years ended December 25, 2010 (in thousands):

	2010	2009	2008
Balance at beginning of year	$169	$503	$125
Provisions for warranty costs	325	258	922
Charge-offs	(469)	(592)	(544)

Balance at end of year	$25	$169	$503

2.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products. Inventories were as follows:

(in thousands)	December 25, 2010	December 26, 2009
Bulk product	$43,842	$29,158
Finished product	74,092	58,742
Packaging materials	2,499	2,027

Total	$120,433	$89,927

3.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 25, 2010	December 26, 2009
Buildings	$14,432	$12,960
Machinery, equipment and tooling	37,972	37,589
Furniture, fixtures and leasehold improvements	3,620	4,183
Computer and other equipment	35,123	32,114

Total	91,147	86,846
Less-accumulated depreciation	(62,357)	(61,628)

Property, plant and equipment, net	$28,790	$25,218

4.	Sale of Assets

On May 15, 2008, we sold certain assets of our Canadian subsidiary for $0.9 million.

5.	Long-Term Debt

Long-term debt consists of the following:

(in thousands)	December 25, 2010	December 26, 2009
Promissory note	$—	$356

Total	—	356
Less: Current portion	—	(90)

Total long-term debt	$—	$266

Bank Credit Facility. Our Revolving Credit Facility, which provides for borrowings up to $30.0 million, will expire in June 2013. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 100 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at December 25, 2010 was LIBOR plus 100 basis points (1.26%). The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. There were no borrowings under the revolving credit facility at December 25, 2010 or December 26, 2009.

The average amount outstanding under the Revolving Credit Facility was $0.1 million and $9.7 million during 2010 and 2009, respectively. The maximum amount outstanding under the Revolving Credit Facility in 2010 and 2009 was $3.3 million and $21.5 million, respectively.

We are in compliance with all financial covenants contained in the Revolving Credit Facility.

6.	Operating Lease Commitments and Rent Expense

We lease certain equipment and operating facilities, including our primary operating facility which is leased from a partnership described in Note 7, under noncancelable operating leases. Approximate future minimum rental payments as of December 25, 2010 under these leases are summarized as follows:

(in thousands)
2011	$3,236
2012	3,159
2013	1,677
2014	1,214
2015	1,160
Thereafter	1,502

Total	$11,948

Rent expense was $3.9 million in 2010, $4.3 million in 2009, and $4.8 million in 2008.

7.	Related Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Chairman and Chief Executive Officer, and his family members are partners. Total rental payments each year to the partnership under the lease arrangement were $1.4 million in 2010, 2009 and 2008. The lease with the partnership expires December 28, 2012. Our Audit Committee is responsible for reviewing and approving all related party transactions. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

8.	Income Taxes

The components of the income tax provision (benefit) are as follows:

(in thousands)	2010	2009	2008
Current:
Federal	$25,911	$15,689	$9,804
State	2,197	1,597	1,264
Foreign	—	(67)	(108)

	28,108	17,219	10,960

Deferred:
Federal	393	(481)	(1,143)
State	34	(51)	(146)
Foreign	—	144	—

	427	(388)	(1,289)

Total	$28,535	$16,831	$9,671

The following is a reconciliation of income taxes at the statutory tax rate to the Company’s effective tax rate:

	2010	2009	2008
Federal taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	1.9	2.3	2.6
Write-off of investment in foreign subsidiary	—	—	(2.4)
Stock-based compensation	0.1	0.2	0.2
Other	1.2	1.3	(0.2)

Effective tax rate	38.2%	38.8%	35.2%

Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:

(in thousands)	December 25, 2010	December 26, 2009
Assets:
Inventories	$4,530	$4,532
Accounts receivable	6,291	6,830
Accrued expenses	2,337	2,127
Other	878	327

Gross deferred tax assets	14,036	13,816

Liabilities:
Depreciation	258	258
Goodwill	9,633	9,488

Gross deferred tax liabilities	9,891	9,746

Net deferred tax assets before valuation allowance	4,145	4,070
Valuation allowance	(646)	(144)

Net deferred tax assets	$3,499	$3,926

In 2010, we recorded a valuation allowance totaling $0.5 million against certain foreign tax loss carryforwards. In 2009, we recorded a valuation allowance totaling $0.1 million against certain foreign tax loss carry forwards, and eliminated the $0.6 million valuation allowance recorded as of 2008 against foreign tax loss carry forwards upon the liquidation of our Canadian subsidiary.

Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the remaining net deferred tax assets.

As of December 25, 2010, we have not provided taxes on unremitted foreign earnings from our foreign affiliate of approximately $9.5 million that are intended to be indefinitely reinvested in operations and expansion outside the United States. An estimated $1.4 million in U.S. income and foreign withholding taxes would be due if the earnings were remitted as dividends.

At December 25, 2010, we have $2.5 million of unrecognized tax benefits, $1.6 million of which would affect our effective tax rate if recognized.

The following table summarizes the change in uncertain tax benefit reserves for the three years ended December 25, 2010 (in thousands):

	2010	2009	2008
Balance at beginning of year	$2,175	$1,752	$1,504
Reductions due to lapses in statutes of limitations	(8)	(48)	(79)
Additions based on tax positions taken during the current period	365	471	327

Balance at end of year	$2,532	$2,175	$1,752

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 25, 2010, we have approximately $0.7 million of accrued interest related to uncertain tax positions.

The last year examined by the IRS was 2005, and all years up through and including that year are closed by examination. We are currently under examination for tax years 2003 - 2007 by one state tax authority to which we are subject to tax. In addition, we are also under examination for the tax years 2007-2009 by another state tax authority to which we are subject to tax. The tax years 2006-2010 remain open to examination by the remaining major taxing jurisdictions in the United States to which we are subject. The tax years 2006-2010 remain open to examination in Sweden for our Swedish subsidiary.

9.	Business Segments

We have determined that our business comprises a single reportable operating segment, namely, the sale of replacement parts for the automotive aftermarket.

During 2010, our four largest customers each accounted for more than 10% of net sales and in the aggregate accounted for 55% of net sales. During 2009 and 2008, three customers each accounted for more than 10% of net sales and in the aggregate accounted for 39% and 40% of net sales, respectively. Net sales to countries outside the US, primarily to Europe and Canada in 2010, 2009 and 2008 were $28.3 million, $26.3 million and $27.2 million, respectively.

10.	Commitments and Contingencies

Shareholder Agreement. A shareholder agreement was entered into in September 1990 and amended and restated on July 1, 2006. Under the agreement, each of Richard Berman and Steven Berman, Jordan Berman, Marc Berman and Fred Berman has, among other things, granted the others of them rights of first refusal, exercisable on a pro rata basis or in such other proportions as the exercising shareholders may agree, to purchase shares of our common stock which any of them, or upon their deaths their respective estates, proposes to sell to third parties. We have agreed with these shareholders that, upon their deaths, to the extent that any of their shares are not purchased by any of these surviving shareholders and may not be sold without registration under the Securities Exchange Act of 1933, as amended (the “1933 Act”), we will use our best efforts to cause those shares to be registered under the 1933 Act. The expenses of any such registration will be borne by the estate of the deceased shareholder.

Legal Proceedings. We are party to certain legal proceedings and claims arising in the normal course of business. We believe that the disposition of these matters will not have a material adverse effect on our consolidated financial position or results of operations.

11.	Capital Stock

Purchase and cancellation of common stock. We periodically repurchase and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. During 2010 and 2009, our board of directors approved the cancellation of 50,266 and 67,416 shares of common stock, respectively.

Undesignated Stock. We have 75,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by our Board of Directors.

Control by Officers, Directors and Family Members. As of March 1, 2011, the estate of Richard N. Berman, Sharyn Berman, Steven L. Berman, who is Chairman and Chief Executive Officer and director of the Company, his father and his brothers beneficially own approximately 43% of the outstanding shares of our Common Stock and are able to elect our Board of Directors, determine the outcome of most corporate actions requiring shareholder approval and control our policies.

Incentive Stock Option Plan. Our 2008 Stock Option and Stock Incentive Plan was approved by our shareholders on May 20, 2009 (the “Plan”). Under the terms of the Plan, our Board of Directors may grant incentive stock options and non-qualified stock options or combinations thereof to purchase up to 2,345,000 shares of common stock to officers, directors and employees. Grants under the Plan must be made within 10 years of the plan amendment date and are exercisable at the discretion of the Board of Directors but in no event more than 10 years from the date of grant. At December 25, 2010, options to acquire 937,500 shares were available for grant under the plan.

We expense the grant-date fair value of employee stock options. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for the year ended December 25, 2010, December 26, 2009 and December 27, 2008 was $153,000, $236,000 and $248,000 before taxes, respectively. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations. No cost was capitalized during fiscal 2010, 2009 or 2008. We included a forfeiture assumption of 5.2%. 5.2% and 4.6% in the calculation of expense in 2010, 2009 and 2008, respectively. Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as financing cash flows.

The fair value of options granted was estimated using the Black-Scholes option valuation model that used the weighted average assumptions noted in the table below. Expected volatility and expected dividend yield are based on the actual historical experience of the Company’s common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data for the options granted in 2010 and 2009, and using the simplified method prescribed by the Securities and Exchange Commission for the options granted in 2008. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

	2010	2009	2008
Expected dividend yield	0%	0%	0%
Expected stock price volatility	55%	51%	37%
Risk-free interest rate	2.3%	2.2%	1.8%
Expected life of options	4.7 years	4.3 years	6.5 years

The weighted-average grant-date fair value of options granted during 2010, 2009 and 2008 was $18.60, $6.64 and $4.49 per option, respectively.

Transactions under the Plan for the three years ended December 25, 2010 were as follows:

	Shares	Option Price per share	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value
Balance at December 29, 2007	903,150	$0.50 – 13.79	$5.80
Granted	40,000	11.34	11.34
Exercised	(58,650)	0.50 - 7.14	2.53
Cancelled	(64,400)	4.00 -12.48	10.93

Balance at December 27, 2008	820,100	0.50 - 13.79	5.91
Granted	25,000	15.48	15.48
Exercised	(112,200)	0.50-8.01	2.66
Cancelled	(1,500)	12.48	12.48

Balance at December 26, 2009	731,400	0.94 - 15.48	6.72
Granted	15,000	38.73	38.73
Exercised	(244,950)	1.50 – 13.79	3.75
Cancelled	(6,000)	12.48	12.48

Balance at December 25, 2010	495,450	$0.94-38.73	$9.08	3.9	$13,372,000

Options exercisable at December 25, 2010	397,450	$0.94-15.48	$7.10	2.9	$11,484,000

The total intrinsic value of stock options exercised during 2010 was $5.9 million.

As of December 25, 2010, there was approximately $0.7 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

In the first quarter of 2010, 22,500 shares of non-vested restricted stock were issued to certain members of the board of directors. These shares vest ratably over the next five years. Compensation expense recorded on these shares is based upon the fair value of the shares at the date of grant of $15.68, which is expensed on a straight-line basis over the vesting period. Compensation expense was $59,000 during 2010. As of December 25, 2010, no shares of non-vested restricted stock grants were vested.

Cash received from option exercises during 2010 was $740,000. The excess tax benefit generated from options which were exercised during 2010 and 2009 was approximately $1,390,000 and $399,000, respectively, and was credited to additional paid in capital.

The following table summarizes information concerning currently outstanding and exercisable options at December 25, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.94 - $1.50	81,800	0.5	$1.49	81,800	$1.49
$4.00 - $5.08	93,000	2.2	$4.82	93,000	$4.82
$7.14 - $8.01	113,150	3.1	$7.78	113,150	$7.78
$9.15 - $11.34	49,000	7.4	$10.93	20,000	$10.75
$12.48 - $15.48	143,500	5.9	$13.47	89,500	$12.90
$38.73	15,000	10.0	$38.73	—	—

	495,450	3.9	$9.08	397,450	$7.10

Employee Stock Purchase Plan. In March 1992, our Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Plan permits the granting of options to purchase up to 600,000 shares of common stock by our employees. In any given year, employees may purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expire on the last day of the fiscal year. During 2010, optionees exercised rights to purchase 714 shares at prices from $14.80 to $39.66 per share for total net proceeds of $16,700.

401(k) Retirement Plan. We maintain a defined contribution profit sharing and 401(k) plan covering substantially all of our employees as of December 25, 2010. Annual contributions under the plan are determined by our Board of Directors. Total expense related to the plan was $1,582,000, $1,399,000 and $1,284,000 in fiscal 2010, 2009 and 2008 respectively. At December 25, 2010, the plan held 331,012 shares of our stock.

Share Repurchase Program. On February 22, 2008, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock. Under this program, share repurchases may be made from time to time depending upon market conditions, share price and availability, and other factors at our discretion. Repurchases will take place in open market transactions or in privately negotiated transactions in accordance with applicable laws. During 2009, we purchased and cancelled 3,600 shares of common stock under the plan. No shares were repurchased under the plan in 2010.

12.	New Accounting Pronouncements

In June 2009, the FASB issued new guidance concerning the transfer of financial assets. This guidance amends the criteria for a transfer of a financial asset to be accounted for as a sale, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, changes the initial measurement of a transferor’s interest in transferred financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. We adopted the new guidance on December 27, 2009 and there was no impact on our consolidated results of operations and financial position.

In June 2009, the FASB issued new guidance concerning the determination of the primary beneficiary of a variable interest entity (“VIE”). This new guidance amends current U.S. GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of the VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE. We adopted the new guidance on December 27, 2009 and there was no impact on our consolidated results of operations and financial position.

In December 2010, the FASB issued new guidance concerning goodwill impairment testing. This guidance modifies Step 1 of the goodwill impairment test under current guidance for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The guidance allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of a reporting unit. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not believe that the adoption of this guidance will have a material impact on our consolidated results of operations and financial position.

Supplementary Financial Information

Quarterly Results of Operations (Unaudited):

The following is a summary of the unaudited quarterly results of operations for the fiscal years ended December 25, 2010 and December 26, 2009:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2010
Net sales	$98,976	$115,009	$119,212	$122,519
Income from operations	15,699	19,098	20,496	19,589
Net income	9,615	11,485	12,817	12,221
Diluted earnings per share	0.53	0.63	0.71	0.67

	2009
Net sales	$86,431	$96,242	$98,007	$96,698
Income from operations	7,463	10,277	12,979	12,950
Net income	4,556	6,269	7,933	7,737
Diluted earnings per share	0.25	0.35	0.44	0.43

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 25, 2010, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information related to us during the period when our periodic reports are being prepared.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 25, 2010, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that, as of December 25, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting as of December 25, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting, to determine whether any changes occurred during the quarter ended December 25, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 25, 2010.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dorman Products, Inc.:

We have audited Dorman Products, Inc.’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dorman Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Dorman Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 25, 2010, and the related financial statement schedule, and our report dated March 3, 2011 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

KPMG LLP

Philadelphia, PA

March 3, 2011

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The required information is incorporated by reference from our definitive proxy statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of the Company’s fiscal year ended December 25, 2010.

Item 11. Executive Compensation.

The required information is incorporated by reference from our definitive proxy statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year ended December 25, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The required information is incorporated by reference from our definitive proxy statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year ended December 25, 2010.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 25, 2010:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	495,450	$9.08	937,500
Equity compensation plans not approved by security holders	—	—	—

Total	495,450	$9.08	937,500

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The required information is incorporated by reference from our definitive proxy statement for our 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year ended December 25, 2010.

Item 14. Principal Accounting Fees and Services.

The required information is incorporated by reference from our definitive proxy statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days of our fiscal year ended December 26, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Consolidated Financial Statements. Our consolidated financial statements and related documents are provided in Item 8, Part II, of this Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 25, 2010, December 26, 2009, and December 27, 2008.

Consolidated Balance Sheets as of December 25, 2010 and December 26, 2009.

Consolidated Statements of Shareholders’ Equity for the years ended December 25, 2010, December 26, 2009, December 27, 2008.

Consolidated Statements of Cash Flows for the years ended December 25, 2010, December 26, 2009, and December 27, 2008.

Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts at Page 43

(a)(3) Exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K and Item 15(c) of this Form 10-K are listed below:

Item 601

Exhibit- Number	Title

3.1	Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).

3.1.1	Amendment, dated May 23, 2007, to the Amended and Restated Articles of Incorporation of the Company, permitting the issuance of uncertificated shares. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated May 24, 2007.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated July 31, 2009.

4.1	Specimen Common Stock Certificate of the Company. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).

4.2	Amended and Restated Shareholders’ Agreement dated July 1, 2006. Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

10.1	Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).

10.1.1	Amendment to Lease, dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740).

10.1.2	Assignment of Lease dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP I, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

10.1.3	Amendment to Lease, dated April 1, 2002, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

10.1.4	Amendment to Lease, dated December 12, 2007, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated December 12, 2007.

10.2	Lease, dated January 31, 2006, between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated February 2, 2006.

10.2.1	Amendment to Lease, dated January 28, 2008, between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated January 29, 2008.

10.3	Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, N.A. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 24. 2005.

10.3.1	Amendment to Amended and Restated Credit Agreement, dated December 24, 2007, between the Company and Wachovia Bank N.A. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated January 2, 2008.

10.3.2	Second Amendment to the Amended and Restated Credit Agreement, dated April 26, 2010, between the Company and Wells Fargo Bank, National Association, (successor by merger to Wachovia Bank, National Association). Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated April 27, 2010.

10.3.3	Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated September 28, 2006.

10.4†	Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 dated August 3, 2009.

10.4.1†	Form of Incentive Stock Option Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 dated August 3, 2009.

10.4.2†	Form of Non-Qualified Stock Option Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 dated August 3, 2009.

10.4.3†	Form of Non-Qualified Stock Option Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 dated August 3, 2009.

10.4.4†	Dorman Products, Inc. Nonqualified Deferred Compensation Plan. Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K dated February 11, 2011.

10.5†	Dorman Products, Inc. Employee Stock Purchase Plan. Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

10.6	Employment Agreement, dated April 1, 2008, between the Company and Richard N. Berman. Incorporated by reference to Exhibits filed with the Company’s Current Report on Form 8-K dated April, 1, 2008.

10.7	Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman. Incorporated by reference to Exhibits filed with the Company’s Current Report on Form 8-K dated April, 1, 2008.

10.8	The Executive Cash Bonus Plan, approved by the Company’s shareholders at the 2010 Annual Shareholders Meeting held on May 20, 2010. Incorporated by reference to Exhibits filed with Company’s Current Report on Form 8-K dated May 24, 2010.

14.1	Code of Ethics. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated August 3, 2006.

21	Subsidiaries of the Company (filed with this report)

23	Consent of Independent Registered Public Accounting Firm (filed with this report)

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

By: \s\ Steven L. Berman
Date: March 3, 2011	Steven L. Berman, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

\s\ STEVEN L. BERMAN Steven L. Berman	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	March 3, 2011

\s\ MATTHEW S. KOHNKE Matthew S. Kohnke	Chief Financial Officer (principal financial and accounting officer)	March 3, 2011

\s\ RICHARD T. RILEY Richard T. Riley	Director	March 3, 2011

\s\ JOHN F. CREAMER, JR. John F. Creamer, Jr.	Director	March 3, 2011

\s\ PAUL R. LEDERER Paul R. Lederer	Director	March 3, 2011

\s\ EDGAR W. LEVIN Edgar W. Levin	Director	March 3, 2011

SCHEDULE II: Valuation and Qualifying Accounts

(in thousands)	For the Year Ended
	December 25, 2010	December 26, 2009	December 27, 2008
Allowance for doubtful accounts:
Balance, beginning of period	$937	$1,418	$1,288
Provision	174	354	487
Charge-offs	(96)	(835)	(357)

Balance, end of period	$1,015	$937	$1,418

Allowance for customer credits:
Balance, beginning of period	$35,496	$31,145	$27,417
Provision	102,027	79,418	71,774
Charge-offs	(91,812)	(75,067)	(68,046)

Balance, end of period	$45,711	$35,496	$31,145