Form 10-Q
period 2011-03-26
Dorman Products, Inc.
filed 2011-04-28
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 27, 2011 the Registrant had 17,938,038 shares of common stock, $.01 par value, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 26, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Thirteen Weeks Ended
(in thousands, except for per share data)	March 26, 2011	March 27, 2010

Net Sales	$124,374	$98,976
Cost of goods sold	78,962	61,199

Gross profit	45,412	37,777
Selling, general and administrative expenses	26,222	22,078

Income from operations	19,190	15,699
Interest expense, net	70	65

Income before taxes	19,120	15,634
Provision for taxes	6,734	6,019

Net Income	$12,386	$9,615

Earnings Per Share:
Basic	$0.69	$0.54
Diluted	$0.68	$0.53

Average Shares Outstanding:
Basic	17,891	17,689
Diluted	18,227	18,061

See accompanying notes to consolidated financial statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except for share data)	March 26, 2011	December 25, 2010
Assets
Current Assets:
Cash and cash equivalents	$34,139	$30,463
Accounts receivable, less allowance for doubtful accounts and customer credits of $49,164 and $46,726	103,929	101,851
Inventories	124,900	120,433
Deferred income taxes	12,514	12,135
Prepaids and other current assets	2,261	2,213

Total current assets	277,743	267,095

Property, Plant and Equipment, net	32,122	28,790
Goodwill	26,553	26,553
Other Assets	705	721

Total	$337,123	$323,159

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$31,984	$33,978
Accrued compensation	5,770	11,482
Other accrued liabilities	10,233	2,700

Total current liabilities	47,987	48,160
Other Long-Term Liabilities	4,232	3,210
Deferred Income Taxes	8,892	8,636
Commitments and Contingencies
Shareholders’ Equity:
Common stock, par value $.01; authorized 25,000,000 shares; issued and outstanding 17,927,623 and 17,887,344	179	178
Additional paid-in capital	35,249	34,924
Cumulative translation adjustments	3,637	2,752
Retained earnings	236,947	225,299

Total shareholders’ equity	276,012	263,153

Total	$337,123	$323,159

See accompanying notes to consolidated financial statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Thirteen Weeks Ended
(in thousands)	March 26, 2011	March 27, 2010
Cash Flows from Operating Activities:
Net income	$12,386	$9,615
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,859	1,924
Provision for doubtful accounts	115	98
Provision for deferred income tax	(123)	(124)
Provision for non-cash stock compensation	86	60
Changes in assets and liabilities:
Accounts receivable	(2,000)	(11,078)
Inventories	(3,872)	719
Prepaids and other current assets	(11)	(445)
Other assets	12	24
Accounts payable	(2,081)	7,047
Accrued compensation and other liabilities	2,804	(761)

Cash provided by operating activities	9,175	7,079

Cash Flows from Investing Activities:
Property, plant and equipment additions	(5,154)	(1,994)

Cash used in investing activities	(5,154)	(1,994)

Cash Flows from Financing Activities:
Repayment of long-term debt obligations	—	(23)
Proceeds from exercise of stock options	274	56
Other stock related activity	5	506
Purchase and cancellation of common stock	(777)	(343)

Cash (used in) provided by financing activities	(498)	196

Effect of exchange rate changes on cash and cash equivalents	153	19

Net Increase in Cash and Cash Equivalents	3,676	5,300
Cash and Cash Equivalents, Beginning of Period	30,463	10,626

Cash and Cash Equivalents, End of Period	$34,139	$15,926

Supplemental Cash Flow Information
Cash paid for interest expense	$51	$68
Cash paid for income taxes	$463	$1,568

See accompanying notes to consolidated financial statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2011 AND MARCH 27, 2010 (UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen week period ended March 26, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders, however, the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

2.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. Pursuant to these arrangements, we sold accounts receivable in the aggregate amount of $40.4 million and $15.7 million during the thirteen weeks ended March 26, 2011 and March 27, 2010, respectively.

The sales of receivables were accounted for as a sale and were removed from the balance sheet at the time of the sales. Selling, general and administrative expenses for the thirteen weeks ended March 26, 2011 and March 27, 2010 include $0.8 million and $0.3 million, respectively, in financing costs associated with these accounts receivable sales programs.

If receivables had not been sold, $93.1 million and $77.1 million of additional receivables would have been outstanding at March 26, 2011 and December 25, 2010, respectively. We retained no rights or interest, and have no obligations, with respect to the sold receivables. We do not service the receivables after the sales.

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of average cost or market. Inventories were as follows:

(in thousands)	March 26, 2011	December 25, 2010
Bulk product	$43,667	$43,842
Finished product	78,573	74,092
Packaging materials	2,660	2,499

Total	$124,900	$120,433

4.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan was approved by our shareholders on May 20, 2009 (the “Plan”). Under the Plan, our Board of Directors may grant incentive stock options, non-qualified stock options and shares of restricted stock to purchase up to 1,000,000 shares of common stock to officers, directors, and employees. Grants under the Plan must be made within 10 years of the date the plan was approved and are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than 10 years from the date of grant. At March 26, 2011, 930,000 shares were available for grant under the Plan.

We expense the grant-date fair value of employee stock options. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for our stock-based compensation program for the thirteen weeks ended March 26, 2011 and March 27, 2010 was $63,000 and $54,000, respectfully, before taxes. The compensation cost recognized is classified as selling, general and administrative expense in the consolidated statement of operations. No compensation cost was capitalized during 2011 and 2010. We included a forfeiture assumption of 5.4% and 5.2% in 2011 and 2010, respectively, in the calculation of expense. Cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements is classified as financing cash flows.

We use the Black-Scholes option valuation model to estimate the fair value of options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our stock. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. There were no stock options granted in the thirteen weeks ended March 26, 2011 or March 27, 2010.

The following table summarizes information about stock option activity for the thirteen weeks ended March 26, 2011:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 25, 2010	495,450	$9.08
Exercised	(55,476)	4.91
Cancelled	—	—

Balance at March 26, 2011	439,974	$9.59	3.9	$13,353,000

Options exercisable at March 26, 2011	343,974	$7.44	2.8	$11,181,000

The total intrinsic value of stock options exercised in the thirteen weeks ended March 26, 2011 was $1.7 million. Cash received from option exercises under the Plan in the thirteen weeks ended March 26, 2011 was $274,000. The excess tax benefit generated from options which were exercised in the thirteen weeks ended March 26, 2011 was $27,000 and was credited to additional paid in capital.

As of March 26, 2011, there was approximately $0.6 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.1 years.

In the first quarter of 2010 and 2011, 22,500 and 7,500 shares of non-vested restricted stock were issued to certain members of the Board of Directors, respectively. These shares vest ratably over the next five years. Compensation expense recorded on these shares is based on the fair value of the shares at the date of grant of $15.68 for the 2010 grants and $34.70 for the 2011 grants, which is expensed on a straight-line basis over the vesting period. Compensation expense related to the restricted stock was $23,000 and $6,000 for the thirteen weeks ended March 26, 2011 and March 27, 2010, respectively.

5.	Earnings Per Share

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended
(in thousands, except per share data)	March 26, 2011	March 27, 2010
Numerator:
Net income	$12,386	$9,615
Denominator:
Weighted average shares outstanding used in basic earnings per share calculation	17,891	17,689
Effect of dilutive stock options and non-vested stock	336	371

Adjusted weighted average shares outstanding used in diluted earnings per share calculation	18,227	18,061

Basic earnings per share	$0.69	$0.54

Diluted earnings per share	$0.68	$0.53

Options to purchase 15,000 and 80,000 shares were outstanding at March 26, 2011 and March 27, 2010, respectively, but were not included in the computation of diluted earnings per common share, as their effect would have been antidilutive.

6.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. Shares are generally purchased from this profit sharing and 401(k) plan when participants sell units as permitted by the plan or elect to leave the plan upon retirement, termination or other reasons. For the thirteen weeks ended March 26, 2011, we repurchased and cancelled 21,857 shares of common stock at an average price of $35.52 per share. During 2010, we repurchased and cancelled 50,266 shares of common stock at an average price of $25.71 per share.

7.	Related-Party Transactions

We have entered into a non-cancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Chief Executive Officer, and his family members, are partners. Based upon the terms of the lease, payments in 2011 will be $1.4 million. Total rental payments to the partnership under the lease arrangement were $1.4 million in 2010.

8.	Income Taxes

At March 26, 2011, we had $2.0 million of net unrecognized tax benefits, $1.4 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 26, 2011, we have approximately $0.7 million of accrued interest related to uncertain tax positions.

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

Comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income and changes in foreign currency translation adjustments. Total comprehensive income was $13.3 million and $9.7 million for the thirteen weeks ended March 26, 2011 and March 27, 2010, respectively.

10.	Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments.

11.	New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued new guidance concerning goodwill impairment testing. This guidance modifies Step 1 of the goodwill impairment test under current guidance for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The guidance allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of the reporting unit. We adopted the new guidance on December 26, 2010, and there was no impact on our consolidated results of operations and financial position.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to: (i) competition in the automotive aftermarket; (ii) unfavorable economic conditions; (iii) the loss or decrease in sales among one of our top customers; (iv) customer consolidation in the automotive aftermarket leading to less favorable customer contract terms; (v) the cancellation or rescheduling of orders; (vi) foreign currency fluctuations and our dependence on foreign suppliers; (vi) extended credit to customers who may be unable to pay; (vii) the loss of a key vendor; (viii) limited customer shelf space; (ix) reliance on new product development; (x) patent filings made by original equipment manufacturers continuing to increase; (xi) quality problems is product after their production and sale to customers; (xii) loss of third party transportation providers on whom we depend; (xiii) improperly executed, or unrealized cost savings from, our on-going information technology initiatives; (xiv) unfavorable results of legal proceedings; (xv) dependence on senior management and control by officers, directors, and family members; (xvi) exposure to certain regulatory and financial risks related to climate change; and (xvii) healthcare reform legislation. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I, “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

Introduction

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes thereto of Dorman Products, Inc. and its subsidiaries included in Item 1 “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

Overview

We are a supplier of automotive replacement parts and fasteners and service line products primarily for the automotive aftermarket. We market approximately 122,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Approximately 21% of our parts and 66% of our net sales consist of parts and fasteners that were original equipment dealer “exclusive” items at the time of their introduction. Original equipment dealer “exclusive” parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 85% of our products are sold under our brand names and the remainder is sold for resale under customers’ private labels, other brands or in bulk. Our products are sold primarily in the United States and Canada through automotive aftermarket retailers (such as AutoZone, Advance Auto and O’Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets and salvage yards. Through our Scan-Tech subsidiary, we are increasing our international distribution of automotive replacement parts, with sales into Europe, the Middle East and Asia.

We generate over 90% of our revenues from customers in the North American automotive aftermarket. The aftermarket has benefited from some of the factors affecting the general economy including the recent recession, tighter credit and higher unemployment. These conditions as well as others have resulted in a recent decline in new vehicle sales and the increase in the average age of vehicles on the road. These trends will increase the number of automotive aftermarket parts that need replacing. Another important statistic impacting our market is total miles driven. Total U.S. miles driven were up slightly in 2009 and 2010 after being down in 2008. We believe that the combination of these factors accounted for a portion of our 2009 and 2010 sales growth.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	For the Thirteen Weeks Ended
	March 26, 2011	March 27, 2010
Net Sales	100.0%	100.0%
Cost of goods sold	63.5	61.8

Gross profit	36.5	38.2
Selling, general and administrative expenses	21.1	22.3

Income from operations	15.4	15.9
Interest expense, net	—	0.1

Income before taxes	15.4	15.8
Provision for taxes	5.4	6.1

Net Income	10.0%	9.7%

Thirteen Weeks Ended March 26, 2011 Compared to Thirteen Weeks Ended March 27, 2010

Net sales increased 26% to $124.4 million for the thirteen weeks ended March 26, 2011 from $99.0 million for the thirteen weeks ended March 27, 2010. Our revenue growth was primarily driven by overall strong demand for our products and higher new product sales. Approximately 25% of the first quarter 2011 revenue growth was the result of shipments of several large customer line updates.

Cost of goods sold, as a percentage of net sales, increased to 63.5% for the thirteen weeks ended March 26, 2011 from 61.8% for the thirteen weeks ended March 27, 2010. The increase was due primarily to an increase in freight expenses and higher provisions for excess inventory.

Selling, general and administrative expenses for the thirteen weeks ended March 26, 2011 increased 19% to $26.2 million from $22.1 million for the thirteen weeks ended March 27, 2010. The increase was the result of higher variable costs as a result of the 26% increase in sales, increased new product development spending and inflationary cost increases.

Interest expense, net, approximated prior year levels for the thirteen weeks ended March 26, 2011.

Our effective tax rate decreased to 35.2% in the thirteen weeks ended March 26, 2011 from 38.5% in the same period last year primarily due to the result of the 2011 receipt of tax-exempt life insurance proceeds used to fund an officer’s death benefits.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. At March 26, 2011, working capital was $229.8 million, while shareholders’ equity was $276.0 million. Cash and cash equivalents as of March 26, 2011 was $34.1 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of March 26, 2011 and December 25, 2010, we sold $93.1 million and $77.1 million, respectively, in accounts receivable under these programs and removed them from our balance sheets based upon standard payment terms. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2013. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 100 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at March 26, 2011 was LIBOR plus 100 basis points (1.3%). There were no borrowings under the facility as of March 26, 2011. We had approximately $28.0 million available under the facility at March 26, 2011. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

Cash generated from our operating activities was $9.2 million in the thirteen weeks ended March 26, 2011. Net income adjusted for non-cash depreciation and a $2.8 million increase in accrued compensation and other liabilities were the primary sources of operating cash flow. The primary uses of cash were accounts receivable, which increased by $2.0 million, and inventory, which increased $3.9 million. Both of these increased due to our sales growth during the quarter.

Investing activities used $5.2 million of cash in the thirteen weeks ended March 26, 2011 primarily as a result of additions to property, plant and equipment. Capital spending in the thirteen weeks ended March 26, 2011 consisted of tooling associated with new products, upgrades to information systems and scheduled equipment replacements. In the third quarter of 2010, we began a project to replace our enterprise resource planning system. This project is expected to cost approximately $9.5 million in software and installation services in 2010 through 2012. We spent $1.3 million during the first quarter of 2011, and have spent $3.1 million on the project through March 26, 2011. In addition, we are expanding our distribution facility located in Warsaw, Kentucky. The total cost of this expansion will be approximately $9.0 million, which will be incurred by the end of 2011. We spent $2.7 million on this expansion during the first quarter of 2011, and have spent $4.1 million on the project through March 26, 2011.

Financing activities used $0.5 million of cash in the thirteen weeks ended March 26, 2011, primarily related to stock repurchases from our defined contribution and profit sharing 401(k) plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

Foreign Currency Fluctuations

In 2010, approximately 76% of our products were purchased from suppliers in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases come from China. The value of the Chinese Yuan was relatively constant relative to the U.S. Dollar during 2009 and the first half of 2010. However, since June 2010 it had increased approximately 3.6% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized. The cost of many of the commodities that are used in our products have risen in the last year. In addition, we have experienced increased transportation costs over the past twelve months. We will attempt to offset cost increases by passing along selling price increases to customers, through the use of alternative suppliers and by resourcing purchases to other countries. However there can be no assurance that we will be successful in these efforts.

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Chief Executive Officer, and his family members, are partners. Based upon the terms of the lease, payments in 2011 will be $1.4 million. Total rental payments to the partnership under the lease arrangement were $1.4 million in 2010.

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

Goodwill. We employ a market comparable approach in conducting our impairment tests. Earnings multiples of 5.75 to 6.0 times EBITDA were used when conducting our annual assessment during the fourth quarter of 2010.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued new guidance concerning goodwill impairment testing. This guidance modifies Step 1 of the goodwill impairment test under current guidance for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The guidance allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of the reporting unit. We adopted the new guidance on December 26, 2010, and there was no impact on our consolidated results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowing capacity as well as our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt and our financing costs associated with our sales of accounts receivable by approximately $0.9 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

We have not historically and do not intend to use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risk or interest rate risk from the use of derivative instruments.

Item 4. Controls and Procedures

(a) Quarterly Evaluation of Our Disclosure Controls and Internal Controls

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, under the supervision of the Company’s Disclosure Committee, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 26, 2011.

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended March 26, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 26, 2011, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 26, 2010 through January 22, 2011	3,560	$36.89	—	—
January 23, 2011 through February 19, 2011	5,075	$33.44	—	—
February 20, 2011 through March 26, 2011	13,222	$35.94	—	—

Total	21,857	$35.52	—	—

(1)	All of the shares indicated in the above table were purchased from our defined contribution profit sharing and 401(k) Plan (as described in Note 6 to the notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with equity awards.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

Not Applicable

Item 6. Exhibits

Item 601

Exhibit Number	Title

10.1	Dorman Products, Inc. Nonqualified Deferred Compensation Plan effective as of April 1, 2011.* (1)

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report)

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report)

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

*	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

Date April 28, 2011

/s/ Steven Berman
Steven Berman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date April 28, 2011

/s/ Matthew Kohnke
Matthew Kohnke
Chief Financial Officer
Principal Financial Officer and
(Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report)

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report)

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report)