Form 10-Q
period 2011-06-25
Dorman Products, Inc.
filed 2011-08-01
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 0-18914

Dorman Products, Inc.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2078856
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3400 East Walnut Street, Colmar, Pennsylvania	18915
(Address of principal executive offices)	(Zip Code)

(215) 997-1800

(Registrant’s telephone number, including area code)

[None]

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”,“ large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

As of July 25, 2011 the Registrant had 18,034,173 shares of common stock, $0.01 par value, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 25, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Thirteen Weeks Ended
(in thousands, except for per share data)	June 25, 2011	June 26, 2010
Net sales	$131,619	$115,009
Cost of goods sold	84,857	71,681

Gross profit	46,762	43,328
Selling, general and administrative expenses	26,312	24,230

Income from operations	20,450	19,098
Interest expense, net	49	58

Income before taxes	20,401	19,040
Provision for taxes	7,654	7,555

Net income	$12,747	$11,485

Earnings Per Share:
Basic	$0.71	$0.65
Diluted	$0.70	$0.63

Average Shares Outstanding:
Basic	17,925	17,757
Diluted	18,227	18,127

See accompanying notes to consolidated financial statements

Pagee 3 of 20

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Twenty-six Weeks Ended
(in thousands, except for per share data)	June 25, 2011	June 26, 2010
Net sales	$255,993	$213,985
Cost of goods sold	163,819	132,880

Gross profit	92,174	81,105
Selling, general and administrative expenses	52,534	46,308

Income from operations	39,640	34,797
Interest expense, net	119	123

Income before taxes	39,521	34,674
Provision for taxes	14,388	13,574

Net income	$25,133	$21,100

Earnings Per Share:
Basic	$1.40	$1.19
Diluted	$1.38	$1.17

Average Shares Outstanding:
Basic	17,898	17,723
Diluted	18,203	18,092

See accompanying notes to consolidated financial statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except for share data)	June 25, 2011	December 25, 2010
Assets
Current Assets:
Cash and cash equivalents	$38,812	$30,463
Accounts receivable, less allowance for doubtful accounts and customer credits of $47,078 and $46,726	102,305	101,851
Inventories	129,964	120,433
Deferred income taxes	12,974	12,135
Prepaids and other current assets	2,993	2,213

Total current assets	287,048	267,095

Property, plant and equipment, net	35,485	28,790
Goodwill	26,553	26,553
Other assets	821	721

Total	$349,907	$323,159

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$37,608	$33,978
Accrued compensation	6,403	11,482
Other accrued liabilities	3,916	2,700

Total current liabilities	47,927	48,160

Other long-term liabilities	4,249	3,210
Deferred income taxes	8,991	8,636
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 25,000,000 shares; issued and outstanding 18,036,268 and 17,887,344	180	178
Additional paid-in capital	35,711	34,924
Cumulative translation adjustments	3,431	2,752
Retained earnings	249,418	225,299

Total shareholders’ equity	288,740	263,153

Total	$349,907	$323,159

See accompanying notes to consolidated financial statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Twenty-six Weeks Ended
(in thousands)	June 25, 2011	June 26, 2010
Cash Flows from Operating Activities:
Net income	$25,133	$21,100
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,726	3,879
Provision for doubtful accounts	152	54
Provision for deferred income taxes	(484)	(421)
Provision for non-cash stock compensation	260	115
Changes in assets and liabilities:
Accounts receivable	(469)	(19,438)
Inventories	(9,028)	(2,731)
Prepaids and other current assets	(750)	(198)
Other assets	(140)	161
Accounts payable	3,559	15,364
Accrued compensation and other liabilities	(2,853)	(1,138)

Cash provided by operating activities	19,106	16,747

Cash Flows from Investing Activities:
Property, plant and equipment additions	(10,392)	(4,168)

Cash used in investing activities	(10,392)	(4,168)

Cash Flows from Financing Activities:
Repayment of long-term debt obligations	—	(44)
Proceeds from exercise of stock options	356	364
Other stock related activity	229	576
Purchase and cancellation of common stock	(1,069)	(664)

Cash (used in) provided by financing activities	(484)	232

Effect of exchange rate changes on cash and cash equivalents	119	(127)

Net Increase in Cash and Cash Equivalents	8,349	12,684
Cash and Cash Equivalents, Beginning of Period	30,463	10,626

Cash and Cash Equivalents, End of Period	$38,812	$23,310

Supplemental Cash Flow Information
Cash paid for interest expense	$114	$130
Cash paid for income taxes	$15,061	$12,746

See accompanying notes to consolidated financial statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2011 AND JUNE 26, 2010

(unaudited)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on NASDAQ is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended June 25, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

2.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. Pursuant to these arrangements, we sold accounts receivable in the aggregate amount of $95.1 million and $36.4 million during the twenty-six weeks ended June 25, 2011 and June 26, 2010, respectively.

The sales of receivables were accounted for as a sale and were removed from our consolidated balance sheet at the time of the sales transactions. Selling, general and administrative expenses for the twenty-six weeks ended June 25, 2011 and June 26, 2010 include $1.8 million and $0.6 million, respectively, in financing costs associated with these accounts receivable sales programs.

If receivables had not been sold, $109.4 million and $77.1 million of additional receivables would have been outstanding at June 25, 2011 and December 25, 2010, respectively, based on standard payment terms. We retained no rights or interest, and have no obligations, with respect to the sold receivables. We do not service the receivables after the sales transactions.

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of average cost or market. Inventories were as follows:

(in thousands)	June 25, 2011	December 25, 2010
Bulk product	$47,408	$43,842
Finished product	79,743	74,092
Packaging materials	2,813	2,499

Total	$129,964	$120,433

4.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan was approved by our shareholders on May 20, 2009 (the “Plan”). Under the Plan, our Board of Directors may grant up to 1,000,000 shares of common stock in the form of stock options, incentive stock options, non-qualified stock options and shares of restricted stock to officers, directors, and employees. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. At June 25, 2011, 870,000 shares were available for grant under the Plan.

We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for our stock options program for the twenty-six weeks ended June 25, 2011 and June 26, 2010 was $125,000 and $92,000, respectfully, before taxes. The compensation cost recognized is classified as selling, general and administrative expense in our consolidated statement of operations. No compensation cost was capitalized during 2011 and 2010. We included a forfeiture assumption of 5.4% and 5.2% in 2011 and 2010, respectively, in the calculation of compensation cost. Cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements is classified as a cash flow from financing activities.

We use the Black-Scholes option valuation model to estimate the fair value of options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. There were no stock options granted in the twenty-six weeks ended June 25, 2011 or June 26, 2010.

The following table summarizes information about our stock option activity for the twenty-six weeks ended June 25, 2011:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 25, 2010	495,450	$9.08
Exercised	(112,026)	3.30
Cancelled	—	—

Balance at June 25, 2011	383,424	$10.75	4.2	$10,404,000

Options exercisable at June 25, 2011	287,424	$8.56	3.1	$8,419,000

The total intrinsic value of stock options exercised in the twenty-six weeks ended June 25, 2011 was $3.7 million. Cash received from option exercises under the Plan in the twenty-six weeks ended June 25, 2011 was $356,000. The excess tax benefit generated from options which were exercised in the twenty-six weeks ended June 25, 2011 was $240,000 and was credited to additional paid in capital.

As of June 25, 2011, there was approximately $559,000 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

We grant restricted stock to certain employees and members of the board of directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period. Compensation cost related to the stock is recognized on a straight-line basis over the vesting period. We retain the restricted stock until the vesting provisions have been met. No dividends are paid on restricted stock. Compensation cost related to restricted stock was $135,000 and $24,000 for the twenty-six weeks ended June 25, 2011 and June 26, 2010, respectively.

The following table summarizes our restricted stock activity for the twenty-six weeks ended June 25, 2011:

	Shares	Weighted Average Price
Nonvested at December 25, 2010	22,500	$15.48
Granted	67,500	38.79
Vested	(4,500)	15.48
Forfeited/cancelled	—	—

Nonvested at June 25, 2011	85,500	$33.88

As of June 25, 2011, there was approximately $2.7 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 4.6 years.

5.	Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding stock options and unvested restricted stock as calculated using the treasury stock method. However, in periods when the exercise price of our stock options, by grant, is greater than our actual stock price as of the end of the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. Options to purchase 15,000 and 25,000 shares were outstanding at June 25, 2011 and June 26, 2011, respectively, but were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share data)	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Numerator:
Net income	$12,747	$11,485	$25,133	$21,100
Denominator:
Weighted average shares outstanding used in basic earnings per share calculation	17,925	17,757	17,898	17,723
Effect of dilutive stock options and nonvested stock	302	370	305	369

Adjusted weighted average shares outstanding used in diluted earnings per share calculation	18,227	18,127	18,203	18,092

Basic earnings per share	$0.71	$0.65	$1.40	$1.19

Diluted earnings per share	$0.70	$0.63	$1.38	$1.17

6.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. Shares are generally purchased from this profit sharing and 401(k) plan when participants sell units as permitted by the plan or elect to leave the plan upon retirement, termination or other reasons. For the twenty-six weeks ended June 25, 2011, we repurchased and cancelled 29,717 shares of common stock at an average price of $35.95 per share. During the fifty-two weeks ended December 25, 2010, we repurchased and cancelled 50,266 shares of common stock at an average price of $25.71 per share.

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

At June 25, 2011, we had $2.2 million of net unrecognized tax benefits, $1.5 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 25, 2011, we have approximately $0.8 million of accrued interest related to uncertain tax positions.

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

Comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income and changes in foreign currency translation adjustments. Total comprehensive income was $12.5 million and $10.7 million for the thirteen weeks ended June 25, 2011 and June 26, 2010, respectively. Total comprehensive income was $25.8 million and $20.4 million for the twenty-six weeks ended June 25, 2011 and June 26, 2010, respectively.

10.	Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments.

11.	New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued new guidance addressing goodwill impairment testing. This guidance modifies Step 1 of the goodwill impairment test under current guidance for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The guidance allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of the reporting unit. We adopted the new guidance on December 26, 2010, and there was no impact on our consolidated results of operations and financial position.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to: (i) competition in the automotive aftermarket; (ii) unfavorable economic conditions; (iii) the loss or decrease in sales among one of our top customers; (iv) customer consolidation in the automotive aftermarket leading to less favorable customer contract terms; (v) the cancellation or rescheduling of orders; (vi) foreign currency fluctuations and our dependence on foreign suppliers; (vi) extended credit to customers who may be unable to pay; (vii) the loss of a key vendor; (viii) limited customer shelf space; (ix) reliance on new product development; (x) patent filings made by original equipment manufacturers continuing to increase; (xi) quality problems with product after their production and sale to customers; (xii) loss of third party transportation providers on whom we depend; (xiii) improperly executed, or unrealized cost savings from, our on-going information technology initiatives; (xiv) unfavorable results of legal proceedings; (xv) dependence on senior management and control by officers, directors, and family members; (xvi) exposure to certain regulatory and financial risks related to climate change; and (xvii) healthcare reform legislation. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I, “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

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

Overview

We are a supplier of automotive replacement parts and fasteners and service line products primarily for the automotive aftermarket. We market approximately 122,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Approximately 21% of our parts and 66% of our net sales consist of parts and fasteners that were original equipment dealer “exclusive” items at the time of their introduction. Original equipment dealer “exclusive” parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 85% of our products are sold under our brand names and the remainder is sold for resale under customers’ private labels, other brands or in bulk. Our products are sold primarily in the United States and Canada through automotive aftermarket retailers (such as AutoZone, Advance Auto and O’Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets and salvage yards. Through our Scan-Tech subsidiary, we distribute automotive replacement parts internationally, with sales into Europe, the Middle East and Asia.

We generate over 90% of our revenues from customers in the North American automotive aftermarket. The aftermarket has benefited from some of the factors affecting the general economy including the recent recession, tighter credit and higher unemployment. These conditions as well as others have resulted in a decline in new vehicle sales in recent years and an increase in the average age of vehicles on the road. These trends may increase the number of automotive parts that need replacing. Another important statistic impacting our market is total miles driven. Total U.S. miles driven were up slightly in 2009 and 2010 after being down in 2008. We believe that the combination of these factors accounted for a portion of our 2009 and 2010 sales growth.

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

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. Our 2011 fiscal year will be a fifty-three week period that will end on December 31, 2011.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.5	62.3	64.0	62.1

Gross profit	35.5	37.7	36.0	37.9
Selling, general and administrative expenses	20.0	21.1	20.5	21.6

Income from operations	15.5	16.6	15.5	16.3
Interest expense, net	—	—	0.1	0.1

Income before taxes	15.5	16.6	15.4	16.2
Provision for taxes	5.8	6.6	5.6	6.3

Net Income	9.7%	10.0%	9.8%	9.9%

Thirteen Weeks Ended June 25, 2011 Compared to Thirteen Weeks Ended June 26, 2010

Net sales increased 14.4% to $131.6 million for the thirteen weeks ended June 25, 2011 from $115.0 million for the thirteen weeks ended June 26, 2010. Our revenue growth was primarily driven by strong overall demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, increased to 64.5% for the thirteen weeks ended June 25, 2011 from 62.3% for the thirteen weeks ended June 26, 2010. The increase was due primarily to an increase in transportation costs, increased product return costs, an unfavorable change in sales mix.

Selling, general and administrative expenses for the thirteen weeks ended June 25, 2011 increased 8.6% to $26.3 million from $24.2 million for the thirteen weeks ended June 26, 2010, but were down as a percentage of net sales from 21.1% in 2010 to 20.0% in 2011. The increase was the result of higher variable costs related to our sales increase and investments in new product initiatives.

Interest expense, net, approximated prior year levels for the thirteen weeks ended June 25, 2011.

Our effective tax rate decreased to 37.5% in the thirteen weeks ended June 25, 2011 from 39.7% in the same period last year. The effective tax rate in 2010 was impacted by proportionately higher losses in foreign jurisdictions for which no tax benefit was recorded which did not reoccur in 2011.

Twenty-six Weeks Ended June 25, 2011 Compared to Twenty-six Weeks Ended June 26, 2010

Net sales increased 19.6% to $256.0 million for the twenty-six weeks ended June 25, 2011 from $214.0 million during the twenty-six week period ended June 26, 2010. Our revenue growth was driven by strong overall demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, increased to 64.0% for the twenty-six weeks ended June 25, 2011 from 62.1% during the twenty-six weeks ended June 26, 2010. The increase is due primarily to an increase in transportation costs and an unfavorable change in sales mix.

Selling, general and administrative expenses for the twenty-six weeks ended June 25, 2011 increased 13.4% to $52.5 million from $46.3 million during the twenty-six weeks ended June 26, 2010 but were down as a percentage of net sales from 21.6% in 2010 to 20.5% in 2011. The increase is the result of higher variable costs related to our sales increase and investments in new product initiatives.

Interest expense, net, approximated prior year levels for the twenty-six weeks ended June 25, 2011.

Our effective tax rate decreased to 36.4% in the twenty-six weeks ended June 25, 2011 from 39.1% during the twenty-six weeks ended June 26, 2010 primarily due to the 2011 receipt of tax exempt life insurance proceeds used to fund an officer’s death benefits.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. At June 25, 2011, working capital was $239.1 million, while shareholders’ equity was $288.7 million. Cash and cash equivalents as of June 25, 2011 was $38.8 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. As of June 25, 2011 and December 25, 2010, we sold $109.4 million and $77.1 million, respectively, in accounts receivable under these programs and removed them from our consolidated balance sheets based upon standard payment terms. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2013. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 100 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at June 25, 2011 was LIBOR plus 100 basis points (1.19%). There were no borrowings under the facility as of June 25, 2011. As of June 25, 2011, we had four outstanding letters of credit for approximately $2.0 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $28.0 million available under the facility at June 25, 2011. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

Cash generated from our operating activities was $19.1 million in the twenty-six weeks ended June 25, 2011. Net income adjusted for non-cash depreciation and a $3.6 million increase in accounts payable were the primary sources of operating cash flow. The primary uses of cash were inventory, which increased $9.0 million due to our sales growth and other accrued and long term liabilities which declined $2.9 million.

Investing activities used $10.4 million of cash in the twenty-six weeks ended June 25, 2011 primarily as a result of additions to property, plant and equipment. Capital spending in the twenty-six weeks ended June 25, 2011 consisted of upgrades to information systems, expansion of a distribution facility, tooling associated with new products, and scheduled equipment replacements. In the third quarter of 2010, we began a project to replace our enterprise resource planning system. This project is expected to cost approximately $13.0 million in software, installation services and capitalized internal costs in 2010 through 2012. The cost estimate is up from previous estimates due to a delay in the initial implementation date and additional resources that are required to complete the project. We spent $2.2 million during the first and second quarters of 2011, and have spent $3.9 million on the project through June 25, 2011. In addition, we are expanding our distribution facility located in Warsaw, Kentucky. The total cost of this project will be approximately $8.2 million. We spent $5.3 million on this expansion during the first and second quarters of 2011, and have spent $6.7 million on the project through June 25, 2011. Construction of the building was completed in May 2011. We expect that the remaining costs to complete the project will be incurred by the end of 2011.

Financing activities used $0.5 million of cash in the twenty-six weeks ended June 25, 2011, primarily related to stock repurchases from our defined contribution and profit sharing 401(k) plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the twenty-six weeks ended June 25, 2011, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 25, 2010.

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

The largest portion of our overseas purchases come from China. The value of the Chinese Yuan was relatively constant relative to the U.S. Dollar during the first half of 2010. However, since June 2010 it had increased approximately 4.9% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. We regularly evaluate our estimates and judgments, including those related to revenue recognition, bad debts, customer credits, inventories, goodwill and income taxes. Estimates and judgments are based upon historical experience and on various other assumptions believed to be accurate and reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of our consolidated financial statements.

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

Recent Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board issued new guidance addressing goodwill impairment testing. This guidance modifies Step 1 of the goodwill impairment test under current guidance for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The guidance allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of the reporting unit. We adopted the new guidance on December 26, 2010, and there was no impact on our consolidated results of operations and financial position.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowing capacity as well as our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt and our financing costs associated with our sales of accounts receivable by approximately $1.1 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, under the supervision of the Company’s Disclosure Committee, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 25, 2011.

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended June 25, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the thirteen weeks ended June 25, 2011, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 27, 2011 through April 23, 2011	1,440	$41.50	—	—
April 24, 2011 through May 21, 2011	2,873	$37.01	—	—
May 22, 2011 through June 25, 2011	3,547	$35.51	—	—

Total	7,860	$37.16	—	—

(1)	All of the shares indicated in the above table were purchased from our defined contribution profit sharing and 401(k) Plan (as described in Note 6 to the notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). This table does not include shares tendered to satisfy the exercise price in connection with cashless exercises of employee stock options or shares tendered to satisfy tax withholding obligations in connection with equity awards.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Item 601 Exhibit Number	Title

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the twenty-six week period ended June 25, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

Date August 1, 2011

\s\ STEVEN BERMAN
Steven Berman
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date August 1, 2011

\s\ MATTHEW KOHNKE
Matthew Kohnke
Chief Financial Officer
Principal Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the twenty-six week period ended June 25, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.