Form 10-Q
period 2011-09-24
Dorman Products, Inc.
filed 2011-10-31
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 24, 2011 the registrant had 18,051,169 shares of common stock, $0.01 par value, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 24, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except for per share data)	September 24, 2011	September 25, 2010

Net sales	$134,243	$119,212
Cost of goods sold	87,617	74,088

Gross profit	46,626	45,124
Selling, general and administrative expenses	26,730	24,628

Income from operations	19,896	20,496
Interest expense, net	29	57

Income before taxes	19,867	20,439
Provision for taxes	8,367	7,622

Net income	$11,500	$12,817

Earnings Per Share:
Basic	$0.64	$0.72
Diluted	$0.63	$0.71

Average Shares Outstanding:
Basic	17,966	17,800
Diluted	18,209	18,176

See accompanying notes to consolidated financial statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Thirty-nine Weeks Ended
(in thousands, except for per share data)	September 24, 2011	September 25, 2010

Net sales	$390,236	$333,196
Cost of goods sold	251,436	206,967

Gross profit	138,800	126,229
Selling, general and administrative expenses	79,264	70,936

Income from operations	59,536	55,293
Interest expense, net	148	180

Income before taxes	59,388	55,113
Provision for taxes	22,755	21,196

Net income	$36,633	$33,917

Earnings Per Share:
Basic	$2.04	$1.91
Diluted	$2.01	$1.87

Average Shares Outstanding:
Basic	17,921	17,749
Diluted	18,182	18,125

See accompanying notes to consolidated financial statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	September 24, 2011	December 25, 2010
Assets
Current Assets:
Cash and cash equivalents	$45,588	$30,463
Accounts receivable, less allowance for doubtful accounts and customer credits of $53,113 and $46,726, respectively	101,142	101,851
Inventories	129,004	120,433
Deferred income taxes	14,261	12,135
Prepaids and other current assets	2,480	2,213

Total current assets	292,475	267,095

Property, plant and equipment, net	37,745	28,790
Goodwill	26,553	26,553
Other assets	957	721

Total	$357,730	$323,159

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$30,586	$33,978
Accrued compensation	8,763	11,482
Other accrued liabilities	5,424	2,700

Total current liabilities	44,773	48,160

Other long-term liabilities	3,788	3,210
Deferred income taxes	9,113	8,636
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 25,000,000 shares; issued and outstanding 18,053,976 and 17,887,344, respectively	180	178
Additional paid-in capital	36,343	34,924
Cumulative translation adjustments	2,970	2,752
Retained earnings	260,563	225,299

Total shareholders’ equity	300,056	263,153

Total	$357,730	$323,159

See accompanying notes to consolidated financial statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Thirty-nine Weeks Ended
(in thousands)	September 24, 2011	September 25, 2010
Cash Flows from Operating Activities:
Net income	$36,633	$33,917
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,710	6,016
Asset write-downs	3,407	—
Provision for doubtful accounts	96	158
Provision for deferred income taxes	(1,649)	(663)
Provision for non-cash stock compensation	455	170
Changes in assets and liabilities:
Accounts receivable	304	(25,584)
Inventories	(11,040)	(14,189)
Prepaids and other current assets	(254)	(12)
Other assets	(286)	111
Accounts payable	(3,419)	13,801
Accrued compensation and other liabilities	597	1,204

Cash provided by operating activities	30,554	14,929

Cash Flows from Investing Activities:
Property, plant and equipment additions	(14,914)	(7,187)

Cash used in investing activities	(14,914)	(7,187)

Cash Flows from Financing Activities:
Repayment of long-term debt obligations	—	(67)
Proceeds from exercise of stock options	569	480
Other stock related activity	470	727
Purchase and cancellation of common stock	(1,443)	(718)

Cash (used in) provided by financing activities	(404)	422

Effect of exchange rate changes on cash and cash equivalents	(111)	100

Net Increase in Cash and Cash Equivalents	15,125	8,264
Cash and Cash Equivalents, Beginning of Period	30,463	10,626

Cash and Cash Equivalents, End of Period	$45,588	$18,890

Supplemental Cash Flow Information
Cash paid for interest expense	$167	$187
Cash paid for income taxes	$23,212	$20,370

See accompanying notes to consolidated financial statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 24, 2011 AND SEPTEMBER 25, 2010

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on NASDAQ is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended September 24, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

2.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell, without recourse, certain accounts receivable at discounted rates to the financial institutions. Pursuant to these arrangements, we sold accounts receivable in the aggregate amount of $149.7 million and $63.0 million during the thirty-nine weeks ended September 24, 2011 and September 25, 2010, respectively.

The sales of receivables were accounted for as a sale and were removed from our consolidated balance sheet at the time of the sales transactions. Selling, general and administrative expenses for the thirty-nine weeks ended September 24, 2011 and September 25, 2010 included $2.7 million and $1.2 million, respectively, in financing costs associated with these accounts receivable sales programs.

If receivables had not been sold, $128.7 million and $77.1 million of additional receivables would have been outstanding at September 24, 2011 and December 25, 2010, respectively, based on standard payment terms. We retained no rights or interest, and have no obligations, with respect to the sold receivables. We do not service the receivables after the sales transactions.

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of average cost or market. Inventories were as follows:

(in thousands)	September 24, 2011	December 25, 2010
Bulk product	$46,475	$43,842
Finished product	79,755	74,092
Packaging materials	2,774	2,499

Total	$129,004	$120,433

4.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan was approved by our shareholders on May 20, 2009 (the “Plan”). Under the Plan, our Board of Directors may grant up to 1,000,000 shares of common stock in the form of stock options, incentive stock options, non-qualified stock options and shares of restricted stock to officers, directors, and employees. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. At September 24, 2011, 875,000 shares were available for grant under the Plan.

We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for stock options for the thirty-nine weeks ended September 24, 2011 and September 25, 2010 was $188,000 and $129,000, respectfully, before taxes. The compensation cost recognized is classified as selling, general and administrative expense in our consolidated statement of operations. No compensation cost was capitalized during 2011 and 2010. We have included a forfeiture assumption of 5.4% and 5.2% for 2011 and 2010, respectively, in the calculation of compensation cost. Cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements are classified as a cash flow from financing activities.

We use the Black-Scholes option valuation model to estimate the fair value of options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. There were no stock options granted in the thirty-nine weeks ended September 24, 2011 or September 25, 2010.

The following table summarizes information about our stock option activity for the thirty-nine weeks ended September 24, 2011:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 25, 2010	495,450	$9.08
Exercised	(142,050)	4.47
Cancelled	—	—

Balance at September 24, 2011	353,400	$10.92	4.1	$6,347,000

Options exercisable at September 24, 2011	257,400	$8.53	2.9	$5,125,000

The total intrinsic value of stock options exercised in the thirty-nine weeks ended September 24, 2011 was $4.4 million. Cash received from option exercises under the Plan in the thirty-nine weeks ended September 24, 2011 was $569,000. The excess tax benefit generated from options which were exercised in the thirty-nine weeks ended September 24, 2011 was $466,000 and was credited to additional paid in capital.

As of September 24, 2011, there was approximately $507,000 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

We grant restricted stock to certain employees and members of the board of directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period. Compensation cost related to the stock is recognized on a straight-line basis over the vesting period. We retain the restricted stock until the vesting provisions have been met. No dividends are paid on restricted stock. Compensation cost related to restricted stock was $267,000 and $41,000 for the thirty-nine weeks ended September 24, 2011 and September 25, 2010, respectively.

The following table summarizes our restricted stock activity for the thirty-nine weeks ended September 24, 2011:

	Shares	Weighted Average Price
Nonvested at December 25, 2010	22,500	$15.68
Granted	67,500	38.34
Vested	(4,500)	15.68
Cancelled	(5,000)	38.80

Nonvested at September 24, 2011	80,500	$33.25

As of September 24, 2011, there was approximately $2.4 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 4.4 years.

5.	Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding stock options and unvested restricted stock as calculated using the treasury stock method. However, in periods when the exercise price of our stock options, by grant, is greater than our actual stock price as of the end of the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. Options to purchase 15,000 and 25,000 shares were outstanding at September 24, 2011 and September 25, 2010, respectively, but were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share data)	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Numerator:
Net income	$11,500	$12,817	$36,633	$33,917
Denominator:
Weighted average shares outstanding used in basic earnings per share calculation	17,966	17,800	17,921	17,749
Effect of dilutive stock options and nonvested stock	243	376	261	376

Adjusted weighted average shares outstanding used in diluted earnings per share calculation	18,209	18,176	18,182	18,125

Basic earnings per share	$0.64	$0.72	$2.04	$1.91

Diluted earnings per share	$0.63	$0.71	$2.01	$1.87

6.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. Shares are generally purchased from this profit sharing and 401(k) plan when participants sell units as permitted by the plan or elect to leave the plan upon retirement, termination or other reasons. For the thirty-nine weeks ended September 24, 2011, we repurchased and cancelled 40,855 shares of common stock at an average price of $35.33 per share. During the fifty-two weeks ended December 25, 2010, we repurchased and cancelled 50,266 shares of common stock at an average price of $25.71 per share.

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

8.	Severance, Asset Impairment and Other Associated Costs

On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business which is headquartered outside Stockholm, Sweden and markets and distributes a line of Volvo and Saab replacement parts throughout the world. As part of the exit, ScanTech’s North American business, which is currently serviced from Sweden, will be transferred to our Colmar, PA headquarters and distribution center while ScanTech’s international business will be offered for sale. The exit process is expected to be completed by the end of the third quarter of fiscal 2012. During the thirteen weeks ended September 24, 2011, we recorded charges to write-down the value of inventory by approximately $2.8 million and tooling by approximately $0.1 million, which have been included in cost of goods sold. Additionally, we recorded $0.6 million in charges for asset-write downs and employee-related costs, which have been included in selling, general and administrative expenses. No tax benefits are expected to be realized due to the international nature of these charges.

9.	Income Taxes

At September 24, 2011, we had $2.2 million of net unrecognized tax benefits, $1.4 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 24, 2011, we had approximately $0.4 million of accrued interest related to uncertain tax positions.

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

Comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income and changes in foreign currency translation adjustments. Total comprehensive income was $11.0 million and $14.2 million for the thirteen weeks ended September 24, 2011 and September 25, 2010, respectively. Total comprehensive income was $36.9 million and $34.6 million for the thirty-nine weeks ended September 24, 2011 and September 25, 2010, respectively.

11.	Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments.

12.	New and Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update to its authoritative guidance regarding goodwill impairment testing that grants an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of the new guidance will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an update to its authoritative guidance which allows only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. This guidance requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. We believe the adoption of this update will change how we present other comprehensive income as a result of moving the disclosure from our notes to consolidated financial statements to our consolidated financial statements and provide additional detail on those financial statements where applicable.

In December 2010, the FASB issued new guidance addressing goodwill impairment testing. This guidance modifies Step 1 of the goodwill impairment test under current guidance for reporting units with zero or negative carrying amounts to require an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. The guidance allows an entity to use either the equity or enterprise valuation premise to determine the carrying amount of the reporting unit. We adopted the new guidance on December 26, 2010, and there was no impact on our consolidated results of operations and financial position.

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

Introduction

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes thereto of Dorman Products, Inc. and its subsidiaries included in Item 1 “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2010.

Overview

We are a supplier of automotive replacement parts and fasteners and service line products primarily for the automotive aftermarket. We market approximately 122,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Approximately 21% of our parts and 66% of our net sales consist of parts and fasteners that were original equipment dealer “exclusive” items at the time of their introduction. Original equipment dealer “exclusive” parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 85% of our products are sold under our brand names and the remainder is sold for resale under customers’ private labels, other brands or in bulk. Our products are sold primarily in the United States and Canada through automotive aftermarket retailers (such as AutoZone, Advance Auto Parts and O’Reilly Automotive), national, regional and local warehouse distributors (such as Carquest Auto Parts and NAPA Auto Parts), specialty markets and salvage yards. Through our ScanTech subsidiary, we distribute automotive replacement parts internationally, with sales into Europe, the Middle East and Asia. However, on September 21, 2011, we announced our plan to exit the international portion of the ScanTech business. We expect to complete this plan by the end of the third quarter of fiscal 2012.

We generate over 90% of our revenues from customers in the North American automotive aftermarket. The aftermarket has benefited from some of the factors affecting the general economy including the recent recession, tighter credit and higher unemployment. These conditions as well as others have resulted in a decline in new vehicle sales in recent years and an increase in the average age of vehicles on the road. These trends may increase the number of automotive parts that need replacing. Another important statistic impacting our market is total miles driven. Total U.S. miles driven remained relatively constant in recent years after being down in 2008. We believe that the combination of these factors accounted for a portion of our sales growth in the past few years.

While the overall automotive aftermarket in which we compete has benefited from the conditions mentioned above, our customer base has been consolidating over the past several years. As a result, our customers regularly seek more favorable pricing, product returns and extended payment terms when negotiating with us. While we attempt to avoid or minimize such concessions, in some cases pricing concessions have been made, customer payment terms have been extended and returns of product have exceeded historical levels. The product returns and more favorable pricing primarily affect our profit levels while terms extensions generally reduce operating cash flow and require additional capital to finance the business. We expect these trends to continue for the foreseeable future. During 2010 we were able to offset the negative impact of the pricing pressures and mix shift by reducing product warranty and return costs and by lowering freight and material costs. As a result, our 2010 gross profit margins improved despite the negative factors impacting the automotive aftermarket mentioned above. Refer to Results of Operations below for a comparison of our 2011 and 2010 results. We expect our customers to continue to exert pressure on our margins. We have increased our focus on efficiency improvements and product cost reduction initiatives to offset the impact of further price pressures.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.3	62.1	64.4	62.1

Gross profit	34.7	37.9	35.6	37.9
Selling, general and administrative expenses	19.9	20.7	20.3	21.3

Income from operations	14.8	17.2	15.3	16.6
Interest expense, net	0.0	0.1	0.1	0.1

Income before taxes	14.8	17.1	15.2	16.5
Provision for taxes	6.2	6.3	5.8	6.3

Net Income	8.6%	10.8%	9.4%	10.2%

Thirteen Weeks Ended September 24, 2011 Compared to Thirteen Weeks Ended September 25, 2010

Net sales increased 12.6% to $134.2 million for the thirteen weeks ended September 24, 2011 from $119.2 million for the thirteen weeks ended September 25, 2010. Our revenue growth was primarily driven by strong overall demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, increased to 65.3% for the thirteen weeks ended September 24, 2011 from 62.1% for the thirteen weeks ended September 25, 2010. We recorded inventory and other write-downs totaling $2.9 million in connection with our decision to exit the international portion of our ScanTech business. The remaining increase was due primarily to an increase in provisions for obsolete inventory and an unfavorable change in sales mix.

Selling, general and administrative expenses for the thirteen weeks ended September 24, 2011 increased 8.5% to $26.7 million from $24.6 million for the thirteen weeks ended September 25, 2010. We recorded charges totaling $0.6 million related to accounts receivable write-downs, asset impairments and employee related costs in connection with our decision to exit the international portion of our ScanTech business. The remaining increase was the result of higher variable costs related to our sales increase and investments in new product initiatives. Offsetting a portion of this increase are lower provisions for incentive compensation expense.

Interest expense, net, approximated prior year levels for the thirteen weeks ended September 24, 2011.

Our effective tax rate increased to 42.1% in the thirteen weeks ended September 24, 2011 from 37.3% in the same period last year. The effective tax rate in 2011 was impacted by increased losses in foreign jurisdictions for which no tax benefit was recorded.

Thirty-nine Weeks Ended September 24, 2011 Compared to Thirty-nine Weeks Ended September 25, 2010

Net sales increased 17.1% to $390.2 million for the thirty-nine weeks ended September 24, 2011 from $333.2 million during the thirty-nine week period ended September 25, 2010. Our revenue growth was driven by strong overall demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, increased to 64.4% for the thirty-nine weeks ended September 24, 2011 from 62.1% during the thirty-nine weeks ended September 25, 2010. We recorded inventory and other write-downs totaling $2.9 million in connection with our decision to exit the international portion of our ScanTech business. The remaining increase is due primarily to an increase in transportation costs and an unfavorable change in sales mix.

Selling, general and administrative expenses for the thirty-nine weeks ended September 24, 2011 increased 11.7% to $79.3 million from $70.9 million during the thirty-nine weeks ended September 25, 2010. We recorded charges totaling $0.6 million related to accounts receivable write-downs, asset impairments and employee related costs in connection with our decision to exit the international portion of our ScanTech business. The remaining increase is the result of higher variable costs related to our sales increase and investments in new product initiatives.

Interest expense, net, approximated prior year levels for the thirty-nine weeks ended September 24, 2011.

Our effective tax rate decreased to 38.3% in the thirty-nine weeks ended September 24, 2011 from 38.5% during the thirty-nine weeks ended September 25, 2010. The effective tax rate in 2011 was impacted by the receipt of tax exempt life insurance proceeds used to fund an officer’s death benefits which were partially offset by losses in foreign jurisdictions for which no tax benefit was recorded.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. At September 24, 2011, working capital was $247.7 million, while shareholders’ equity was $300.1 million. Cash and cash equivalents as of September 24, 2011 was $45.6 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable on a non-recourse basis to financial institutions to offset the negative cash flow impact of these payment terms extensions. If receivables had not been sold, $128.7 million and $77.1 million of additional receivables would have been outstanding at September 24, 2011 and December 25, 2010, respectively, based on standard payment terms. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2013. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 100 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at September 24, 2011 was LIBOR plus 100 basis points (1.24%). There were no borrowings under the facility as of September 24, 2011. As of September 24, 2011, we had four outstanding letters of credit for approximately $2.0 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $28.0 million available under the facility at September 24, 2011. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

Cash generated from our operating activities was $30.6 million in the thirty-nine weeks ended September 24, 2011. Net income adjusted for non-cash depreciation and asset write-downs were the primary sources of operating cash flow. The primary uses of cash were inventory, which increased $11.0 million due to our sales growth, and accounts payable which declined $3.4 million.

Investing activities used $14.9 million of cash in the thirty-nine weeks ended September 24, 2011 primarily as a result of additions to property, plant and equipment. Capital spending in the thirty-nine weeks ended September 24, 2011 consisted of upgrades to information systems, expansion of a distribution facility, tooling associated with new products, and scheduled equipment replacements. In the third quarter of 2010, we began a project to replace our enterprise resource planning system. This project is expected to cost approximately $13.8 million in software, installation services and capitalized internal costs in 2010 through 2012. Through September 24, 2011, we have spent $5.3 million on the project, of which $3.4 million was spent in 2011. In addition, we expanded our distribution facility located in Warsaw, Kentucky. We have spent $8.0 million on the project through September 24, 2011, of which $6.5 million was spent in 2011. Construction of the building was completed in May 2011.

Financing activities used $0.4 million of cash in the thirty-nine weeks ended September 24, 2011, primarily related to stock repurchases from our defined contribution and profit sharing 401(k) plan.

On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business which is headquartered outside Stockholm, Sweden and markets and distributes a line of Volvo and Saab replacement parts throughout the world. As part of the exit, ScanTech’s North American business, which is currently serviced from Sweden, will be transferred to our Colmar, PA headquarters and distribution center while ScanTech’s international business will be offered for sale. The exit process is expected to be completed the end of the third quarter of fiscal 2012. During the thirteen weeks ended September 24, 2011, we recorded charges to write-down the value of inventory by approximately $2.8 million and impair tooling by approximately $0.1 million, which have been included in cost of goods sold. Additionally, we recorded $0.6 million in charges for asset write-downs and employee-related costs, which have been included in selling, general and administrative expenses. No tax benefits are expected to be realized due to the international nature of these charges. The exit is expected to result in pre-tax costs of approximately $5.0 million during the exit period, including operating losses, asset write-downs and employee-related expenses of which approximately $3.5 million are expected to be non-cash charges and $1.5 million are expected to be cash expenses. Proceeds from the exit of ScanTech’s international business are expected to generate approximately $3.0 million of cash, net of expenses, as the assets are sold.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the thirty-nine weeks ended September 24, 2011, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 25, 2010.

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

The largest portion of our overseas purchases come from China. The value of the Chinese Yuan was relatively constant relative to the U.S. Dollar during the first half of 2010. However, since June 2010 it had increased approximately 5.8% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

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

New and Recently Adopted Accounting Pronouncements

Please refer to Note 12, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements beginning on page 10.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowing capacity as well as our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $1.3 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, under the supervision of the Company’s Disclosure Committee, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 24, 2011.

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended September 24, 2011, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 24, 2011, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 26, 2011 through July 23, 2011	2,095	$40.54	—	—
July 24, 2011 through August 20, 2011	—	$—	—	—
August 21, 2011 through September 24, 2011	9,043	$32.11	—	—

Total	11,138	$33.70	—	—

(1)	All of the shares indicated in the above table were purchased from our defined contribution profit sharing and 401(k) Plan (as described in Note 6 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

Item 601

Exhibit Number	Title

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the thirty-nine week period ended September 24, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

October 31, 2011

\s\ Steven Berman
Steven Berman
Chairman and Chief Executive Officer
(Principal Executive Officer)

October 31, 2011

\s\ Matthew Kohnke
Matthew Kohnke
Chief Financial Officer

Principal Financial Officer and

Principal Accounting Officer

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the thirty-nine week period ended September 24, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.