Form 10-K
period 2011-12-31
Dorman Products, Inc.
filed 2012-03-02
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 0-18914

DORMAN PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2078856
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

3400 East Walnut Street, Colmar, Pennsylvania 18915

(Address of principal executive offices) (Zip Code)

(215) 997-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes   ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 24, 2012 the registrant had 18,036,268 shares of common stock, $0.01 par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 25, 2011 was $403,150,834.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

DORMAN PRODUCTS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2011

References to	Refers to the years ended
Fiscal 2007	December 29, 2007
Fiscal 2008	December 27, 2008
Fiscal 2009	December 26, 2009
Fiscal 2010	December 25, 2010
Fiscal 2011	December 31, 2011

PART I

Item 1. Business.

General

Dorman Products, Inc. (formerly R&B, Inc.) was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

We are a supplier of automotive replacement parts and fasteners and service line products primarily for the automotive aftermarket. We market approximately 128,000 different automotive replacement parts (including brake parts), fasteners and service line products. Approximately 26% of our parts are comprised of parts and fasteners that were original equipment dealer “exclusive” items at the time of their introduction. Original equipment dealer “exclusive” parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. These dealer “exclusive” parts represent 63% of our net sales for the year ended December 31, 2011. Approximately 79% of our products are sold under our brand names and the remainder is sold for resale under customers’ private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance Auto, and O’Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets and salvage yards. We distribute automotive replacement parts internationally, with sales into Europe, Mexico, the Middle East, Asia and Canada.

The Automotive Aftermarket

The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for industry sales of approximately $224.3 billion in 2011, and parts for medium and heavy duty trucks, which accounted for industry sales of approximately $73.2 billion in 20111. We currently market products primarily for passenger cars and light trucks, but have begun entry into the medium and heavy duty truck market.

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

[1]	Source: AAIA Fact Book 2012

Brands and Products

We sell approximately 128,000 different automotive replacement parts, fasteners and service line products to meet a variety of needs. Our DORMAN® NEW SINCE 1918™ marketing campaign launched in 2005 repositioned our brands under a single corporate umbrella - DORMAN®. Our products are now sold under one of the seven DORMAN® sub-brands as follows:

DORMAN® OE Solutions™	- Automotive replacement parts, such as intake manifolds, exhaust manifolds, oil cooler lines, window regulators, harmonic balancers and radiator fan assemblies.

DORMAN® HELP! ®	- Automotive replacement parts, including window handles, and switches, door hardware, interior trim parts, headlamp aiming screws and retainer rings, radiator parts, battery hold-down bolts and repair kits, valve train parts and power steering filler caps.

DORMAN® AutoGrade™	- A line of application specific and general automotive hardware that is a necessary element to a complete repair. Product categories include body hardware, general automotive fasteners, oil drain plugs, and wheel hardware.

DORMAN® Conduct-Tite!®	- A selection of electrical connectors, wire, tools, testers, and accessories.

DORMAN® FirstStop™	- Value priced technician quality brake and clutch program containing more than 8,500 SKU’s.

DORMAN® Pik-A-Nut®	- A line of home hardware and home organization products specifically designed for retail merchandisers.

DORMAN® Renew®	- A selection of remanufactured automotive replacement parts engineered from new replacement parts or renewed parts. Products include transfer case modules and instrument clusters.

DORMAN® HD Solutions™	- A line of heavy duty aftermarket parts for class 4-8 heavy vehicles. Coverage includes coolant tubes, door handles and other body parts, fluid reservoirs, headlights and lighting, hood components, window regulators, and wiper transmissions.

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

	Percentage of Net Sales
	Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Automotive Body	28%	28%	27%
Power-train	33%	32%	33%
Chassis	27%	25%	23%
Hardware	12%	15%	17%

Total	100%	100%	100%

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

We recently launched our HD Solutions™ brand of New to the Heavy Duty Aftermarket parts. This new product offering provides coverage for class 4-8 heavy vehicles in a variety of areas including coolant tubes, door handles and other body parts, fluid reservoirs, headlights and lighting, hood components, window regulators, wiper transmissions, and many other parts. This new line of Heavy Duty Aftermarket parts features re-engineered replacement parts aimed at increasing durability, complete kits that yield time and cost savings, and products that enable technicians to replace just the failed unit component part rather than an entire assembly.

In September 2011, our Board of Directors approved the exit from the international portion of our ScanTech business, which is headquartered outside of Stockholm, Sweden. ScanTech markets and distributes a line of Volvo and Saab replacement parts throughout the world. As part of the exit, ScanTech’s North American business, which is currently serviced from Sweden, will be transferred to one of our U.S. distribution centers, while ScanTech’s international business will be sold or liquidated.

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

(ii) Approximately 43% of our revenues are generated from sales to automotive parts distributors (such as Carquest and NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

(iii) The balance of our revenues (approximately 15%) are generated from international sales and sales to special markets, which include, among others, mass merchants (such as Wal-Mart), salvage yards and the parts distribution systems of parts manufacturers.

We use a number of different methods to sell our products. Our more than 50 person direct sales force and sales support staff solicits purchases of our products directly from customers, as well as manages the activities of approximately 20 independent manufacturers’ representative agencies worldwide. We use independent manufacturers’ representative agencies to help service existing automotive retail and automotive parts distribution customers, providing frequent on-site contact. We increase sales by securing new customers, by adding new product lines and expanding product selection within existing customers. For certain of our major customers, and our private label purchasers, we rely primarily upon the direct efforts of our sales force who, together with our marketing department and our executive officers, coordinate the more complex pricing and ordering requirements of these accounts.

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

We currently service more than 2,800 active accounts. During fiscal 2011 and fiscal 2010, four customers (AutoZone, Advance Auto, O’Reilly and Genuine Parts Co.) each accounted for more than 10% and in the aggregate accounted for 55% of net sales in each period During fiscal 2009, three customers (AutoZone, Advance Auto, and O’Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for 39% of net sales.

Manufacturing

Substantially all of our products are manufactured to our specifications by third parties. Because numerous contract manufacturers are available to manufacture our products, we are not dependent upon the services of any one contract manufacturer or any small group of them. No one manufacturer supplies more than 10% of our products. In fiscal 2011, as a percentage of our total dollar volume of purchases, approximately 20% of our products were purchased from various suppliers throughout the United States and the balance of our products were purchased directly from vendors in a variety of foreign countries.

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

Proprietary Rights

While we take steps to register our trademarks when possible, we believe that our business is not heavily dependent on such trademark registration. Similarly, while we actively seek patent protection for the products and improvements which we develop, we do not believe that patent protection is critical to the success of our business. Rather, the quality, price and availability of our product is critical to our success.

Employees

At December 31, 2011, we had 1,265 employees worldwide, of whom 1,257 were employed full-time and 8 were employed part-time. Of these employees, 792 were engaged in production, inventory, and quality control, 227 were involved in engineering, product development and purchasing, 103 were employed in sales and order entry, and the remaining 143 were devoted to administration.

No domestic employees are covered by any collective bargaining agreement. Approximately 14 employees at our Swedish subsidiary are governed by a national union. We consider our relations with our employees to be generally good.

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

The Loss or Decrease in Sales Among One of Our Top Customers Could Have a Substantial Negative Impact on Our Sales and Operating Results.

A significant percentage of our sales has been, and will continue to be, concentrated among a relatively small number of customers. During fiscal 2011 and fiscal 2010, four customers (AutoZone, Advance Auto, O’Reilly and Genuine Parts Co.) each accounted for more than 10% and in the aggregate accounted for 55% of net sales in each period. During 2009, three customers (AutoZone, Advance Auto, and O’Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for 39% of net sales. We anticipate that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results.

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

Our Business May be Negatively Impacted By Foreign Currency Fluctuations and Our Dependence on Foreign Suppliers.

In fiscal 2011, approximately 80% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value relative to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases is from China. Since June 2010, the Chinese Yuan has increased approximately 6.5% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

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

•	disease, epidemics and health-related concerns could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny and embargoing of goods produced in infected areas.

If these risks limit or prevent us from acquiring products from foreign suppliers or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found, which could negatively impact our business.

We Extend Credit to Our Customers Who May Be Unable to Pay In the Future.

We regularly extend credit to our customers. A significant percentage of our accounts receivable have been, and will continue to be concentrated among a relatively small number of automotive retailers and automotive parts distributors in the United States. Our five largest customers accounted for 83% and 78% of total accounts receivable as of December 31, 2011 and December 25, 2010, respectively. Management continually monitors the credit terms and credit limits of these and other customers. If any of these customers were unable to pay, our business and financial condition would be adversely affected.

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

Dorman’s Chairman of the Board and Chief Executive Officer and His Family Members Control the Company.

As of February 23, 2012, Steven L. Berman, our Chairman and Chief Executive Officer and director of Dorman Products, Inc., and his family members beneficially own approximately 38% of the outstanding Common Stock, have a controlling influence over the election of the Board of Directors and the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and the affairs of the Company.

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

Healthcare Reform Legislation could have an Adverse Impact on our Business.

The recently enacted Patient Protection and Affordable Care Act (the “Patient Act”) as well as other healthcare reform legislation being considered by Congress and state legislatures may have an impact on our business. While we continue to evaluate the potential effects of the Patient Act on our business, the impact could be extensive and may increase our employee healthcare-related costs. While the significant costs of the recent healthcare legislation enacted will occur after 2013 due to provisions of the legislation being phased in over time, changes to our healthcare costs structure could have a significant, material adverse impact on our business.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Facilities

We currently have 13 warehouse and office facilities located throughout the United States, Canada, Sweden and China. Two of these facilities are owned and the remainders are leased. Our headquarters and principal warehouse facilities are as follows:

Location	Description

Colmar, PA	Corporate Headquarters Warehouse and office - 339,500 sq. ft. (leased) (1)
Warsaw, KY	Warehouse and office - 540,500 sq. ft. (owned)
Portland, TN	Warehouse and office - 475,000 sq. ft. (leased)
Louisiana, MO	Warehouse and office - 90,000 sq. ft. (owned)

(1)	We lease the Colmar facility from a partnership of which Steven L. Berman, Chairman of the Board and Chief Executive Officer of the Company, and his family members are partners. Under the lease agreement we paid rent of $4.31 per square foot ($1.4 million per year) in 2011. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. The current lease agreement expires in December, 2012. We are currently pursuing renewal of the lease agreement. In the opinion of the Audit Committee, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 4.1. Executive Officers of the Registrant.

Executive Officers of the Registrant.

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position with the Company

Mathias J. Barton	52	Co-President

Joseph M. Beretta	57	Co-President

Steven L. Berman	52	Chairman of the Board, Chief Executive Officer, Secretary-Treasurer

Thomas J. Knoblauch	55	Vice President, General Counsel and Assistant Secretary

Matthew S. Kohnke	40	Vice President, Chief Financial Officer

Mathias J. Barton joined the Company in November 1999 as Senior Vice President, Chief Financial Officer. He became co-President of the Company in February, 2011. Prior to joining the Company, Mr. Barton was Senior Vice President and Chief Financial Officer of Central Sprinkler Corporation, a manufacturer and distributor of automatic fire sprinklers, valves and component parts from October 1998 to October 1999. From May 1989 to September 1998, Mr. Barton was employed by Rapidforms, Inc., most recently as Executive Vice President and Chief Financial Officer. He is a graduate of Temple University.

Joseph M. Beretta joined the Company in January 2004 as Senior Vice President, Product. He became co-President of the Company in February, 2011. Prior to joining the Company, Mr. Beretta was employed by Cardone Industries, Inc., most recently as its Chief Operating Officer. Cardone is a re-manufacturer and supplier of automotive replacement parts. He is a graduate of Oral Roberts University.

Steven L. Berman is Chairman of the Board, Chief Executive Officer, and Secretary-Treasurer of the Company. Mr. Berman became Chairman and Chief Executive Officer in January, 2011 and Secretary-Treasurer in 1978. He previously held the positions of President and a director of the Company from October 24, 2007 to January 30, 2011. Prior to October 24, 2007, he served as Executive Vice President, Secretary-Treasurer and a director of the Company since its inception in 1978. Since the inception of the Company in October 1978 until October 25, 2007, Mr. Berman served as Executive Vice President. He attended Temple University.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded publicly on the NASDAQ Global Select Stock Market under the ticker symbol “DORM”. At February 23, 2012 there were 193 holders of record of common stock, representing more than 1,400 beneficial owners. The last price for our common stock on February 23, 2012, as reported by NASDAQ, was $47.16 per share. Since our initial public offering, we have paid no cash dividends. We do not presently contemplate paying any such dividends in the foreseeable future. The range of high and low sales prices for our common stock for each quarterly period of fiscal 2011 and fiscal 2010 are as follows:

	2011		2010
	High	Low	High	Low
First Quarter	$41.69	$29.26	$20.35	$14.88
Second Quarter	43.04	33.33	26.00	18.87
Third Quarter	43.00	26.57	28.63	17.84
Fourth Quarter	40.55	28.72	49.32	27.29

For the information regarding our equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return on our common stock with the cumulative total shareholder return on the Automotive Parts & Accessories Peer Group of the Morningstar Group Index (formerly Hemscott Group Index) and the NASDAQ Composite Market Index for the period from December 30, 2006 to December 31, 2011. The Automotive Parts & Accessories Peer Group is comprised of 42 public companies and the information was furnished by Morningstar, Inc. through Zacks Investment Research, Inc. The graph assumes $100 invested on December 30, 2006 in our common stock and each of the indices, and that the dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies.

Stock Repurchases

Share Repurchase Program. On February 22, 2008, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock. Under this program, share repurchases may be made from time to time depending upon market conditions, share price and availability, and other factors at our discretion. Repurchases will take place in open market transactions or in privately negotiated transactions in accordance with applicable laws. We purchased 3,600 shares under the plan since its inception, all of which were purchased during fiscal year ended December 26, 2009. No shares were purchased under the plan during fiscal year ended December 25, 2010 and no shares were purchased under the plan during fiscal year ended December 31, 2011. The program was terminated as of December 31, 2011.

In addition, we periodically repurchase shares from our 401(k) Plan. Shares are generally purchased from our 401(k) Plan when participants elect to sell units as permitted by the 401(k) Plan or to leave the 401(k) Plan upon retirement, termination or other reasons. We purchased 45,134 shares from the 401(k) Plan during the fiscal year ended December 31, 2011.

During the last three months of the fiscal year ended December 31, 2011, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 25, 2011 through October 22, 2011	2,807	$31.13	—	—
October 23, 2011 through November 19, 2011	—	—	—	—
November 20, 2011 through December 31, 2011	1,472	$38.54	—	—

Total	4,279	$33.68	—	—

(1)	All of the shares indicated in the above table were purchased from our defined contribution profit sharing 401(k) Plan.

Item 6. Selected Financial Data.

(in thousands, except per share data)	Fiscal 2011(a)	Fiscal 2010(b)	Fiscal 2009	Fiscal 2008(c)	Fiscal 2007(d)
Statement of Operations Data:
Net sales	$529,287	$455,716	$377,378	$342,325	$327,725
Income from operations	84,663	74,882	43,669	28,404	33,972
Net income	53,277	46,138	26,495	17,813	19,193
Earnings per share
Basic	$2.97	$2.60	$1.50	$1.01	$1.08
Diluted	$2.93	$2.55	$1.47	$0.99	$1.06
Balance Sheet Data:
Total assets	376,693	323,159	257,402	243,422	230,655
Working capital	265,600	218,935	173,153	160,237	138,288
Long-term debt	—	—	266	15,356	8,942
Shareholders’ equity	317,103	263,153	215,335	187,844	173,858

(a)	Results for 2011 include charges of $2.1 million to write down inventory ($0.11 per share) and $0.5 million to write down other assets and to accrue employee-related costs ($0.03 per share) as a result of our planned disposition of our ScanTech subsidiary.
(b)	Results for 2010 include a $1.0 million write down for intangible asset impairment ($0.03 per share).
(c)	Results for 2008 include a $0.7 million reduction ($0.04 per share) in income tax expense as a result of the disposition of our Canadian subsidiary.
(d)	Results for 2007 include a $1.8 million reduction ($1.1 million after tax or $0.06 per share) in our vacation liability as a result of a change in our policy, a $0.4 million write down for goodwill impairment ($0.02 per share), and establishment of a valuation reserve of deferred tax assets totaling $0.6 million ($0.03 per share).

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

Overview

We are a supplier of automotive replacement parts and fasteners and service line products primarily for the automotive aftermarket. We market approximately 128,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Approximately 26% of our parts and 63% of our net sales consists of parts and fasteners that were original equipment dealer “exclusive” items at the time of their introduction. Original equipment dealer “exclusive” parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 79% of our products are sold under our brand names and the remainder is sold for resale under customers’ private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance Auto and O’Reilly), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets and salvage yards. We distribute automotive replacements parts internationally, with sales in Europe, the Middle East, Asia and Canada.

We generate over 90% of our revenues from customers in the North American automotive aftermarket. The aftermarket has benefited from some of the factors affecting the general economy including the recent recession, tighter credit and higher unemployment. These conditions as well as others have resulted in consumers holding onto their vehicles longer as the average age of a vehicle on the road has increased to 10.8 years. This trend, if it continues, will increase the number of automotive aftermarket parts that need replacing. Another important statistic impacting our market is total miles driven. Total U.S. miles driven increased slightly in 2009 and 2010, but declined in 2011. We believe that the combination of these factors accounted for a portion of our sales growth.

While the overall automotive aftermarket in which we compete has benefited from the conditions mentioned above, our customer base has been consolidating over the past several years. As a result, our customers regularly seek more favorable pricing, product returns and extended payment terms when negotiating with us. While we attempt to avoid or minimize such concessions, in some cases pricing concessions have been made, customer payment terms have been extended and returns of product have exceeded historical levels. The product returns and more favorable pricing primarily affect our profit levels while terms extensions generally reduce operating cash flow and require additional capital to finance the business. We expect these trends to continue for the foreseeable future. We expect our customers to continue to exert pressure on our margins. We have increased our focus on efficiency improvements and product cost reduction initiatives to offset the impact of further price pressures. Refer to “Results of Operations” below for a comparison of our 2011, 2010 and 2009 results.

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

On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business which is headquartered outside Stockholm, Sweden and markets and distributes a line of Volvo and Saab replacement parts throughout the world. As part of the exit, ScanTech’s North American business, which is currently serviced from Sweden, will be transferred to one of our U.S. distribution centers while ScanTech’s international business will be offered for sale or liquidated. The exit process is expected to be substantially complete by the end of the second quarter of fiscal 2012.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The 2011 fiscal year ended on December 31, 2011 was a fifty-three week period. The fiscal years ended December 25, 2010 and December 26, 2009 were fifty-two week periods.

Asset Write Downs

As a result of our decision to exit the international portion of our ScanTech business in fiscal 2011, we recorded charges to write-down the value of inventory by approximately $2.1 million and tooling by approximately $0.1 million, which have been recorded in costs of goods sold. Additionally, we recorded $0.4 million in charges for asset write-downs and employee related costs, which have been included in selling, general and administrative expenses.

During the fourth quarter of fiscal 2010, we determined that certain acquired intangible assets were impaired. As such, we recorded an impairment charge of $1.0 million in fiscal 2010 to fully write-off these assets.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Percentage of Net Sales
	Years Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Net Sales	100.0%	100.0%	100.0%
Cost of goods sold	63.9	62.1	65.1

Gross profit	36.1	37.9	34.9
Selling, general and administrative expenses	20.1	21.5	23.3

Income from operations	16.0	16.4	11.6
Interest expense, net	0.0	0.0	0.1

Income before taxes	16.0	16.4	11.5
Provision for taxes	5.9	6.3	4.5

Net Income	10.1%	10.1%	7.0%

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 25, 2010

Net sales increased 16.1% to $529.3 million in fiscal 2011 from $455.7 million in fiscal 2010. Our revenue growth was driven by overall strong demand for our products, higher new product sales and the impact of one additional week’s sales in fiscal 2011. Excluding the additional one week of sales, net sales growth was 15% in fiscal 2011 compared to fiscal 2010.

Cost of goods sold, as a percentage of net sales, increased to 63.9% in fiscal 2011 from 62.1% in the same period last year. In fiscal 2011, we recorded $2.2 million of inventory and other write-downs due to our exit of the international portion of our ScanTech business. The remaining increase was the result of higher product return costs, an unfavorable change in sales mix and additional provisions for excess and obsolete inventory.

Selling, general and administrative expenses in fiscal 2011 increased 8.6% to $106.4 million from $98.0 million in fiscal 2010. The spending increase was the result of higher variable costs related to our sales increase as well as increased new product development investment. In addition, we recorded charges of $0.4 million related to accounts receivable write-downs, asset impairments and employee related costs in connection with our decision to exit the international portion our ScanTech business. Partially offsetting these charges were lower incentive compensation expenses. Additionally, in fiscal 2010, we recorded a charge of $1.0 million to write-off certain intangible assets.

Interest expense, net, was $0.2 million in fiscal 2011 and fiscal 2010.

Our effective tax rate decreased to 37.0% in fiscal 2011 from 38.2% in the prior year. The decrease is primarily due to the effect of lower provisions for state income taxes and the fiscal 2011 receipt of tax exempt life insurance proceeds used to fund an officer’s death benefit.

Fiscal Year Ended December 25, 2010 Compared to Fiscal Year Ended December 26, 2009

Net sales increased 20.8% to $455.7 million in fiscal 2010 from $377.4 million in fiscal 2009. Our revenue growth was driven by overall strong demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, decreased to 62.1% in fiscal 2010 from 65.1% in the same period last year. The decrease was primarily due to a reduction in certain material costs along with lower defective return costs.

Selling, general and administrative expenses in fiscal 2010 increased 11.2% to $98.0 million from $88.1 million in fiscal 2009. The spending increase is the result of higher variable costs related to our sales increase, increased new product development spending and a $1.0 million charge to write off certain intangible assets.

Interest expense, net, decreased to $0.2 million in fiscal 2010 from $0.3 million in fiscal 2009 due to lower borrowing levels.

Our effective tax rate decreased to 38.2% in 2010 from 38.8% in the prior year. The decrease was the result of lower provisions for state income taxes in 2010.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. At December 31, 2011, working capital was $265.6 million, and shareholders’ equity was $317.1 million. At December 31, 2011, we had no long-term debt or borrowings under our Revolving Credit Facility. Cash and cash equivalents as of December 31, 2011 was $50.2 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During fiscal 2011 and fiscal 2010, we sold approximately $208.8 million and $104.3 million, respectively, under these programs. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million Revolving Credit Facility which expires in June 2013. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 100 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The interest rate at December 31, 2011 was LIBOR plus 100 basis points (1.3%). There were no borrowings under the Revolving Credit Facility as of December 31, 2011. As of December 31, 2011, we had three letters of credit for approximately $1.4 million in the aggregate which were issued to secure ordinary course of business transactions. We had approximately $28.6 million available under the facility at December 31, 2011 net of these letters of credit. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of December 31, 2011, we were in compliance with all financial covenants contained in the Revolving Credit Facility.

Off-Balance Sheet Arrangements

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

Contractual Obligations and Commercial Commitments

We have future obligations for future minimum rental and similar commitments under noncancellable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 31, 2011 are summarized in the tables below (in thousands):

	$00,000	$00,000	$00,000	$00,000	$00,000
	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Operating leases	$10,544	$3,478	$2,675	$2,347	$2,044

	$10,544	$3,478	$2,675	$2,347	$2,044

	$00,000	$00,000	$00,000	$00,000	$00,000
	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of Credit	$1,400	$—	$1,400	$—	$—

	$1,400	$—	$1,400	$—	$—

We have excluded from the table above unrecognized tax benefits due to the uncertainty of the amount and period of payment. As of December 31, 2011, the Company has gross unrecognized tax benefits of $2.2 million (see Note 9, Income Taxes, to the Consolidated Financial Statements).

We reported a net source of cash from our operating activities of $38.1 million in the year ended December 31, 2011. Net income, depreciation and a $2.8 million decrease in inventory were the primary sources of operating cash flow. Accounts receivable and accounts payable were the primary uses of cash. Accounts receivable increased $23.0 million due primarily to higher sales levels. Accounts payable decreased $2.4 million due to lower inventory levels.

Investing activities used $18.1 million of cash in fiscal 2011 as a result of additions to property, plant and equipment. Capital spending in fiscal 2011 consisted of tooling associated with new products, upgrades to information systems, expansion of our facilities and scheduled equipment replacements. In the third quarter of fiscal 2010, we began a project to replace our enterprise resource planning system. This project is expected to cost approximately $14.4 million in software, installation services and capitalized internal costs in 2010 through 2013. Through December 31, 2011, we have spent $6.6 million on the project, of which $4.8 million was spent in fiscal 2011. No disruption to our operations is anticipated. In addition, we expanded our distribution facility located in Warsaw, Kentucky. The total cost of this expansion was approximately $7.8 million, of which $6.3 million was spent in fiscal 2011.

Financing activities were neither a source or use of cash in the year ended December 31, 2011. The net effect of stock option activity and the repurchase of common stock from our 401(k) Plan during 2011 was not significant.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

Foreign Currency Fluctuations

In fiscal 2011, approximately 80% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value relative to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases is from China. Since June 2010, the value of the Chinese Yuan has increased approximately 6.5% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized. The cost of many commodities that are used in our products increased during the first six months of fiscal 2011. As a result, material costs increased in the latter part of 2011. We have experienced increased transportation costs over the past twelve months as a result of higher fuel prices. We will attempt to offset future cost increases by passing along selling price increases to customers, through the use of alternative suppliers and by resourcing purchases to other countries. However there can be no assurance that we will be successful in these efforts.

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Chairman and Chief Executive Officer, and his family members are partners. Total annual rental payments each year to the partnership under the lease arrangement was $1.4 million in fiscal 2011, fiscal 2010 and fiscal 2009. Our Audit Committee is responsible for reviewing and approving all related party transactions. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. We regularly evaluate our estimates and judgments, including those related to revenue recognition, bad debts, customer credits, inventories, goodwill and income taxes. Estimates and judgments are based upon historical experience and on various other assumptions believed to be accurate and reasonable under the circumstances. Actual results may differ materially from these estimates due to different assumptions or conditions. We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements.

Allowance for Doubtful Accounts. The preparation of our financial statements requires us to make estimates of the collectability of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 83% and 78% of net accounts receivable as of December 31, 2011 and December 25, 2010, respectively. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on our sales and operating results.

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

Goodwill. In fiscal 2011, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying account. In fiscal 2010, we employed a market comparable approach in conducting our annual impairment test, using earnings multiples of 5.75 to 6.0 times EBITDA.

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

New and Recently Adopted Accounting Pronouncements

Refer to Note 2, New and Recently Adopted Accounting Pronouncements, to the Notes of Consolidated Financial Statements included in this Form 10-K, which is incorporated herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our available credit and accounts receivable sale programs bear interest rates tied to LIBOR. Under the terms of our Revolving Credit Facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under the accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. A one percentage point increase in LIBOR or the discount rates on the accounts receivable sale programs would increase our interest expense on our variable rate debt, if any, and accounts receivable financing costs by approximately $1.4 million in fiscal 2011 and $0.8 million in fiscal 2010. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

We have historically and do not intend to use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risks, or interest rate risks from the use of derivative instruments. At December 31, 2011, we had two foreign exchange forward contracts outstanding to sell forward 10 million Swedish Krona to receive approximately $1.4 million. The fair value of these forward contracts was a liability of approximately $13,000 at December 31, 2011. We did not hold any foreign exchange forward contracts at December 25, 2010.

Item 8. Financial Statements and Supplementary Data.

Our financial statement schedule that is filed with this Report on Form 10-K is listed in Item 15(a)(2), Part IV, of this Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dorman Products, Inc.:

We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dorman Products, Inc. and subsidiaries as of December 31, 2011 and December 25, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dorman Products, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, PA

March 2, 2012

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
(in thousands, except per share data)	December 31, 2011	December 25, 2010	December 26, 2009

Net sales	$529,287	$455,716	$377,378
Cost of goods sold	338,211	282,858	245,592

Gross profit	191,076	172,858	131,786
Selling, general and administrative expenses	106,413	97,976	88,117

Income from operations	84,663	74,882	43,669
Interest expense, net	156	209	343

Income before income taxes	84,507	74,673	43,326
Income taxes	31,230	28,535	16,831

Net income	$53,277	$46,138	$26,495

Earnings Per Share:
Basic	$2.97	$2.60	$1.50
Diluted	$2.93	$2.55	$1.47
Weighted Average Shares Outstanding:
Basic	17,933	17,767	17,658
Diluted	18,185	18,116	17,996

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2011	December 25, 2010
Assets
Current Assets:
Cash and cash equivalents	$50,196	$30,463
Accounts receivable, less allowance for doubtful accounts and customer credits of $53,311 and $46,726	124,324	101,851
Inventories	115,845	120,433
Deferred income taxes	17,127	12,135
Prepaids and other current assets	2,661	2,213

Total current assets	310,153	267,095
Property, Plant and Equipment, net	38,904	28,790
Goodwill	26,553	26,553
Other Assets	1,083	721

Total	$376,693	$323,159

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$31,646	$33,978
Accrued compensation	9,339	11,482
Other accrued liabilities	3,568	2,700

Total current liabilities	44,553	48,160
Other Long-Term Liabilities	3,406	3,210
Deferred Income Taxes	11,631	8,636
Commitments and Contingencies (Note 10)
Shareholders’ Equity:
Common stock, par value $0.01; authorized 25,000,000 shares; issued and outstanding 18,078,261 and 17,887,344 shares in 2011 and 2010, respectively	180	178
Additional paid-in capital	37,042	34,924
Cumulative translation adjustments	2,810	2,752
Retained earnings	277,071	225,299

Total shareholders’ equity	317,103	263,153

Total	$376,693	$323,159

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-In Capital	Cumulative Translation Adjustments
	Shares Issued	Par Value			Retained Earnings	Total

Balance at December 27, 2008	17,644,371	$176	$31,985	$1,073	154,610	$187,844
Common stock issued under Employee Stock Purchase Plan	1,983	—	14	—	—	14
Shares issued under Incentive Stock Plan	104,235	1	268	—	—	269
Other stock related activity	—	—	333	—	—	333
Purchase and cancellation of common stock	(71,016)	—	(128)	—	(744)	(872)
Compensation expense under Incentive Stock Plan	—	—	236	—	—	236
Comprehensive Income:
Net income	—	—	—	—	26,495	26,495
Currency translation adjustments	—	—	—	1,016	—	1,016

Total comprehensive income						27,511

Balance at December 26, 2009	17,679,573	$177	$32,708	$2,089	180,361	$215,335
Common stock issued under Employee Stock Purchase Plan	714	—	17	—	—	17
Shares issued under Incentive Stock Plan	234,823	1	739	—	—	740
Other stock related activity	—	—	1,338	—	—	1,338
Purchase and cancellation of common stock	(50,266)	—	(90)	—	(1,200)	(1,290)
Compensation expense under Incentive Stock Plan		—	212	—	—	212
Issuance of non-vested stock	22,500	—	—	—	—	—
Comprehensive Income:
Net income	—	—	—	—	46,138	46,138
Currency translation adjustments	—	—	—	663	—	663

Total comprehensive income						46,801

Balance at December 25, 2010	17,887,344	$178	$34,924	$2,752	$225,299	$263,153
Common stock issued under Employee Stock Purchase Plan	992	—	28	—	—	28
Shares issued under Incentive Stock Plan	145,659	1	628	—	—	629
Other stock related activity	—	—	924	—	—	924
Purchase and cancellation of common stock	(45,134)	—	(81)	—	(1,505)	(1,586)
Compensation expense under Incentive Stock Plan	—	—	620	—	—	620
Issuance of non-vested stock	89,400	1	(1)	—	—	—
Comprehensive Income:
Net income	—	—	—	—	53,277	53,277
Currency translation adjustments (net of tax)	—	—	—	58	—	58

Total comprehensive income						53,335

Balance at December 31, 2011	18,078,261	$180	$37,042	$2,810	$277,071	$317,103

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 31, 2011	December 25, 2010	December 26, 2009
Cash Flows from Operating Activities:
Net income	$53,277	$46,138	$26,495
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,737	8,012	7,835
Asset write-downs	2,583	1,007	—
Provision for doubtful accounts	318	174	354
Provision for deferred income tax	(1,997)	427	(388)
Provision for non-cash stock compensation	620	212	236
Changes in assets and liabilities:
Accounts receivable	(22,962)	(13,728)	(11,141)
Inventories	2,794	(30,067)	4,252
Prepaids and other current assets	(439)	62	(18)
Other assets	(406)	218	(738)
Accounts payable	(2,377)	17,812	(6,025)
Accrued compensation and other liabilities	(1,085)	449	6,721

Cash provided by operating activities	38,063	30,716	27,583

Cash Flows from Investing Activities:
Property, plant and equipment additions	(18,102)	(11,453)	(7,830)

Cash used in investing activities	(18,102)	(11,453)	(7,830)

Cash Flows from Financing Activities:
Repayment of long-term debt obligations	—	(356)	(86)
Net repayment of revolving credit facility	—	—	(15,000)
Proceeds from exercise of stock options	629	757	283
Other stock related activity	953	1,338	333
Purchase and cancellation of common stock	(1,586)	(1,290)	(872)

Cash (used in) provided by financing activities	(4)	449	(15,342)

Effect of exchange rate changes on Cash and Cash Equivalents	(224)	125	391

Net Increase in Cash and Cash Equivalents	19,733	19,837	4,802
Cash and Cash Equivalents, Beginning of Year	30,463	10,626	5,824

Cash and Cash Equivalents, End of Year	$50,196	$30,463	$10,626

Supplemental Cash Flow Information
Cash paid for interest expense	$222	$244	$345
Cash paid for income taxes	$33,398	$27,868	$15,620

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

1.	Summary of Significant Accounting Policies

Dorman Products, Inc. (“Dorman”, the “Company”, “we”, “us”, or “our”) is a leading supplier of OE Dealer “Exclusive” automotive replacement parts, automotive hardware, brake products and household hardware to the Automotive Aftermarket and Mass Merchandise markets. Dorman products are marketed under the OE Solutions™, HELP!®, AutoGrade™, First Stop™, Conduct-Tite®, Pik-A- Nut® Renew™ and HD Solutions™ brand names.

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal year ended December 31, 2011 was a fifty-three week period. The fiscal years ended December 25, 2010 and December 26, 2009 were fifty-two week periods.

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

Cash and Cash Equivalents. We consider all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

Sales of Accounts Receivable. We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. We do not retain any servicing requirements for these accounts receivable. Transactions under these agreements are accounted for as sales of accounts receivable. During fiscal 2011, fiscal 2010 and fiscal 2009, we sold $208.8 million, $104.3 million and $77.5 million, respectively, under these programs. If receivables had not been sold, $137.0 million and $77.1 million of additional receivables would have been outstanding at December 31, 2011 and December 25, 2010, respectively, based on standard payment terms. Selling, general and administrative expenses include $3.5 million, $2.0 million and $2.0 million in fiscal 2011, fiscal 2010 and fiscal 2009, respectively, in financing costs associated with these accounts receivable sales programs.

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

Estimated useful lives by major asset category areas follows:

Buildings and building improvements	10 to 39 years
Machinery, equipment and tooling	3 to 10 years
Furniture, fixtures and leasehold improvements	3 to 15 years

The costs of maintenance and repairs are expensed as incurred. Renewals and betterments are capitalized. Gains and losses on disposals are included in operating results.

Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet. We recorded impairment charges relating to long-lived assets of $0.3 and $0.2 million in fiscal 2011 and fiscal 2010, respectively before income taxes in the Consolidated Statements of Operations. We did not record any asset impairment charges in fiscal 2009.

Goodwill. In fiscal 2011, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount. In fiscal 2010, we employed a market comparable approach in conducting our annual impairment test, using earnings multiples of 5.75 to 6.0 times EBITDA.

Other Assets. Other assets consist primarily of deposits and costs incurred for the preparation and printing of product catalogs, which are capitalized and amortized upon distribution. During the fourth quarter of 2010, we assessed the recoverability of certain acquired contract rights and trade names in accordance with the above long-lived asset policy. After completing the required analyses, we concluded that the value of these assets had been impaired. Accordingly, we recorded an impairment charge of $1.0 million before income taxes in the Consolidated Statements of Operations.

Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $8.6 million in 2011, $4.6 million in fiscal 2010 and $3.8 million in fiscal 2009 have been recorded in selling, general and administrative expenses.

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

Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 83% and 78% of net accounts receivable as of December 31, 2011 and December 25, 2010, respectively. We continually monitor the credit terms and credit limits to these and other customers. In fiscal 2011, approximately 80% of our products were purchased from suppliers located in a variety of foreign countries, with the largest portion coming from China.

Fair Value Disclosures. The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. At December 31, 2011 we had two foreign exchange forward contracts outstanding to sell forward 10 million Swedish Krona to receive approximately $1.4 million. The fair value of these forward contracts was a liability of approximately $13,000 as determined through the use of quoted market prices for similar forward contracts. These contracts are used to mitigate the risk of fluctuation in our net investment in our ScanTech subsidiary. We did not hold any foreign currency forward contracts at December 25, 2010.

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

Earnings Per Share. The following table sets forth the computation of basic earnings per share and diluted earnings per share for the three years ended December 31, 2011:

(in thousands, except per share data)	2011	2010	2009
Numerator:
Net income	$53,277	$46,138	$26,495
Denominator:
Weighted average shares outstanding used in basic earnings per share calculation	17,933	17,767	17,658
Effect of dilutive stock options	252	349	338

Adjusted weighted average shares outstanding diluted earnings per share	18,185	18,116	17,996

Basic earnings per share	$2.97	$2.60	$1.50
Diluted earnings per share	$2.93	$2.55	$1.47

Options to purchase 15,000, 15,000 and 120,000 shares were outstanding at December 31, 2011, December 25, 2010 and December 26, 2009, respectively, but were not included in the computation of diluted earnings per share, as their effect would have been antidilutive.

Stock-Based Compensation. At December 31, 2011, we had one stock-based employee compensation plan, which is described more fully in Note 11, Capital Stock. We record equity-classified compensation expense for all awards granted. The fair value of stock options granted was determined using the Black-Scholes model.

Product Warranties. We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on all of our products. Our warranty limits the customer’s remedy to the repair or replacement of the part that is defective. Estimated warranty costs are based upon actual experience and forecasts using the best historical and current claim information available. The following table summarizes the activity of our product warranty liability included in other accrued liabilities in the accompanying Consolidated Balance Sheets:

(in thousands)	2011	2010	2009
Balance at beginning of year	$25	$169	$503
Provisions for warranty costs	586	325	258
Charge-offs	(541)	(469)	(592)

Balance at end of year	$70	$25	$169

2.	New and Recently Adopted Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an update to its authoritative guidance regarding goodwill impairment testing that grants an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The updated guidance will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We adopted this guidance in fiscal 2011. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued an update to its authoritative guidance which allows only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. The guidance is effective in two stages: the requirement to present a single continuous statement or two separate but consecutive statements is effective for us beginning January 1, 2012; however the requirement to present the reclassification adjustments from other comprehensive income to net income on the face of the financial statements has currently been deferred by the FASB indefinitely, pending further deliberations on this requirement. We believe the adoption of this update will change how we present other comprehensive income as a result of moving the disclosure from our Notes to Consolidated Financial Statements to our Consolidated Financial Statements and provide additional detail on those financial statements where applicable.

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

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products. Inventories were as follows:

(in thousands)	December 31, 2011	December 25, 2010
Bulk product	$41,761	$43,842
Finished product	71,437	74,092
Packaging materials	2,647	2,499

Total	$115,845	$120,433

4.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 31, 2011	December 25, 2010
Buildings	$20,159	$14,432
Machinery, equipment and tooling	44,441	37,972
Furniture, fixtures and leasehold improvements	3,457	3,620
Computer and other equipment	39,410	35,123

Total	107,467	91,147
Less-accumulated depreciation	(68,563)	(62,357)

Property, plant and equipment, net	$38,904	$28,790

5.	Severance, Asset Impairment and Other Associated Costs

On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business which is headquartered outside Stockholm, Sweden. ScanTech markets and distributes a line of Volvo and Saab replacement parts throughout the world. As part of the exit, ScanTech’s North American business, which is serviced from Sweden, will be transferred to one of our U.S. distribution centers while ScanTech’s international business will be offered for sale or liquidated. The exit process is expected to be substantially complete by the end of the second quarter of fiscal 2012. During the year ended December 31, 2011, we recorded charges to write-down the value of inventory by approximately $2.1 million and tooling by approximately $0.1 million, which have been included in the cost of goods sold. Additionally, we recorded $0.4 million in charges for asset write-downs and employee related costs, which have been included in selling, general and administrative expenses.

6.	Long-Term Debt

Our Revolving Credit Facility, which provides for borrowings up to $30.0 million, will expire in June 2013. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 100 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at December 31, 2011 was LIBOR plus 100 basis points (1.3%). There were no borrowings under the Revolving Credit Facility at December 31, 2011 or December 25, 2010. We did not borrow under the Revolving Credit Facility during 2011. During 2010, the average amount outstanding under the Revolving Credit Facility was $0.1 million, and the maximum amount outstanding was $3.3 million. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. We are in compliance with all financial covenants contained in the Revolving Credit Facility as of December 31, 2011.

7.	Operating Lease Commitments and Rent Expense

We lease certain equipment and operating facilities, including our primary operating facility which is leased from a partnership described in Note 8, Related Party Transactions, under noncancelable operating leases. Approximate future minimum rental payments as of December 31, 2011 under these leases are summarized as follows:

(in thousands)

2012	$3,478
2013	1,442
2014	1,233
2015	1,179
2016	1,168
Thereafter	2,044

Total	$10,544

Rent expense, including payments for short-term equipment and storage rentals, was $ 4.4 million in 2011, $3.9 million in 2010 and $4.3 million in 2009.

8.	Related Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Chairman and Chief Executive Officer, and his family members are partners. Total rental payments each year to the partnership under the lease arrangement were $1.4 million in 2011, 2010 and 2009. The lease with the partnership expires December 28, 2012. We are currently pursuing renewal of the lease agreement. Our Audit Committee is responsible for reviewing and approving all related party transactions. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

9.	Income Taxes

The components of the income tax provision (benefit) are as follows:

(in thousands)	2011	2010	2009
Current:
Federal	$30,850	$25,911	$15,689
State	2,377	2,197	1,597
Foreign	—	—	(67)

	33,227	28,108	17,219

Deferred:
Federal	(1,927)	393	(481)
State	(70)	34	(51)
Foreign	—	—	144

	(1,997)	427	(388)

Total	$31,230	$28,535	$16,831

The following is a reconciliation of income taxes at the statutory tax rate to the Company’s effective tax rate:

	2011	2010	2009
Federal taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	1.8	1.9	2.3
Proceeds from 2011 receipt of officer’s life insurance	(0.8)	—	—
Stock-based compensation	0.1	0.1	0.2
Other	0.9	1.2	1.3

Effective tax rate	37.0%	38.2%	38.8%

Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:

(in thousands)	December 31, 2011	December 25, 2010
Assets:
Inventories	$6,704	$4,530
Accounts receivable	8,902	6,291
Accrued expenses	2,288	2,337
Other	1,801	878

Gross deferred tax assets	19,695	14,036

Liabilities:
Depreciation	2,129	258
Goodwill	9,149	9,633
Other	1,497	—

Gross deferred tax liabilities	12,775	9,891

Net deferred tax assets before valuation allowance	6,920	4,145
Valuation allowance	(1,424)	(646)

Net deferred tax assets	$5,496	$3,499

In fiscal 2011 and fiscal 2010, we recorded a valuation allowance totaling $0.8 million and $0.5 million, respectively, against certain foreign tax loss carryforwards.

Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the remaining net deferred tax assets.

As of December 31, 2011, the undistributed earnings of our Swedish subsidiary were approximately $8.3 million. We intend to repatriate all of these earnings during 2012. During the year ended December 31, 2011, we recognized a tax benefit of $0.1 million related to this repatriation. The benefit recorded does not include the impact of future operating results.

At December 31, 2011, we have $2.2 million of unrecognized tax benefits, $1.4 million of which would affect our effective tax rate if recognized.

The following table summarizes the change in uncertain tax benefit reserves for the three years ended December 31, 2011:

(in thousands)	2011	2010	2009
Balance at beginning of year	$2,532	$2,175	$1,752
Reductions due to lapses in statutes of limitations	(65)	(8)	(48)
Reductions due to payments for tax positions settled	(702)	—	—
Reductions due to reversals of prior year positions	(210)	—	—
Additions based on tax positions taken during the current period	606	365	471

Balance at end of year	$2,161	$2,532	$2,175

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2011, we have approximately $0.2 million of accrued interest related to uncertain tax positions.

The last year examined by the IRS was 2005, and all years up through and including that year are closed by examination. We are currently under examination for tax years 2006 - 2007 by one state tax authority to which we are subject to tax. In addition, we are also under examination for the tax years 2007-2009 by another state tax authority to which we are subject to tax. The tax years 2007-2011 remain open to examination by the remaining major taxing jurisdictions in the United States to which we are subject. The tax years 2007-2011 remain open to examination in Sweden for our Swedish subsidiary.

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

Purchase and cancellation of common stock. We periodically repurchase and cancel common stock issued to our defined contribution profit sharing and 401(k) plan. During 2011 and 2010, our board of directors approved the cancellation of 45,134 and 50,266 shares of common stock, respectively.

Undesignated Stock. We have 75,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by our Board of Directors.

Control by Officers, Directors and Family Members. As of February 23, 2012, the estate of Richard N. Berman, Sharyn Berman, Steven L. Berman, who is Chairman and Chief Executive Officer and director of the Company, his father and his brothers beneficially own approximately 38% of the outstanding shares of our Common Stock and are able to elect our Board of Directors, determine the outcome of most corporate actions requiring shareholder approval and control our policies.

Incentive Stock Plan. Our 2008 Stock Option and Stock Incentive Plan was approved by our shareholders on May 20, 2009 (the “Plan”). Under the terms of the Plan, our Board of Directors may grant up to 2,345,000 shares of common stock options in the form of, incentive stock options, non-qualified stock options and shares of restricted stock or combinations thereof to officers, directors and employees. Grants under the Plan must be made within ten years of the plan amendment date and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors but in no event more than ten years from the date of grant. At December 31, 2011, 853,100 shares were available for grant under the plan.

We expense the grant-date fair value of employee stock options. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for the year ended December 31, 2011, December 25, 2010 and December 26, 2009 was $194,000, $153,000 and $236,000 before taxes, respectively. The compensation cost recognized is classified as selling, general and administrative expense in the Consolidated Statement of Operations. No cost was capitalized during fiscal 2011, fiscal 2010 or fiscal 2009. We included a forfeiture assumption of 5.4% in the calculation of expense in fiscal 2011, and 5.2% in fiscal 2010 and fiscal 2009. Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as financing cash flows.

There were no options granted in fiscal 2011. The fair value of options granted in 2010 and 2009 was estimated using the Black-Scholes option valuation model using weighted average assumptions noted in the table below. Expected volatility and expected dividend yield are based on the actual historical experience of the Company’s common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

The following table summarizes the valuation assumptions used to calculate the fair value of options granted:

	2010	2009

Expected dividend yield	0%	0%
Expected stock price volatility	55%	51%
Risk-free interest rate	2.3%	2.2%
Expected life of options	4.7 years	4.3 years

The weighted-average grant-date fair value of options granted during 2010 and 2009 was $18.60 and $6.64 per option, respectively.

Transactions under the Plan for the three years ended December 31, 2011 were as follows:

	Shares	Option Price per share	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value
Balance at December 27, 2008	820,100	$0.50 - 13.79	$5.91
Granted	25,000	15.48	15.48
Exercised	(112,200)	0.50 - 8.01	2.66
Cancelled	(1,500)	12.48	12.48

Balance at December 26, 2009	731,400	0.94 - 15.48	6.72
Granted	15,000	38.73	38.73
Exercised	(244,950)	1.50-13.79	3.75
Cancelled	(6,000)	12.48	12.48

Balance at December 25, 2010	495,450	0.94-38.73	9.08
Exercised	(149,050)	0.94-15.48	4.82

Balance at December 31, 2011	346,400	$4.00-38.73	$10.92	3.8	$9,037,000

Options exercisable at December 31, 2011	286,400	$4.00-38.73	$9.32	3.0	$7,912,000

The total intrinsic value of stock options exercised during 2011 was $4.6 million.

As of December 31, 2011, there was approximately $0.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

Cash received from option exercises during 2011 and 2010 was $629,000 and $740,000, respectively. The excess tax benefit generated from options which were exercised during 2011 and 2010 was approximately $950,000 and $1,390,000, respectively, and was credited to additional paid in capital.

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 4.00 - $ 5.08	80,000	1.3	$4.95	80,000	$4.95
$ 7.14 - $ 8.01	87,900	2.1	$7.97	87,900	$7.97
$ 9.15 - $11.34	43,000	6.3	$10.88	27,000	$10.60
$12.48 - $15.48	120,500	5.2	$13.58	88,500	$13.22
$38.73	15,000	9.0	$38.73	3,000	$38.73

	346,400	3.8	$10.92	286,400	$9.32

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period. Compensation cost related to the stock is recognized on a straight-line basis over the vesting period. We retain the restricted stock until the vesting provisions have been met. No dividends are paid on restricted stock. Compensation cost related to restricted stock was $426,000 and $59,000 before taxes in fiscal 2011 and fiscal 2010, respectively. There were no restricted stock grants outstanding in fiscal 2009 or prior.

The following table summarizes our restricted stock activity for the year ended December 31, 2011 and December 25, 2010:

	Shares	Weighted Average Price
Balance at December 26, 2009	—	$—
Granted	22,500	$15.68

Balance at December 25, 2010	22,500	$15.68
Granted	89,400	$38.23
Vested	(4,500)	$15.68
Cancelled	(5,000)	$38.80

Balance at December 31, 2011	102,400	$34.24

As of December 31, 2011, there was approximately $3.1 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 4.1 years.

Employee Stock Purchase Plan. In March 1992, our Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Plan permits the granting of options to purchase up to 600,000 shares of common stock by our employees. In any given year, employees may purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expire on the last day of the fiscal year. During 2011, optionees exercised rights to purchase 992 shares at prices from $25.36 to $32.76 per share for total net proceeds of $28,600. During 2010, optionees exercised rights to purchase 714 shares at prices from $14.80 to $39.66 per share for total net proceeds of $16,700. Our Board of Directors cancelled this plan effective December 31, 2011.

401(k) Retirement Plan. We maintain a defined contribution profit sharing and 401(k) Plan covering substantially all of our employees as of December 31, 2011. Annual contributions under the 401(k) Plan are determined by our Board of Directors. Total expense related to the 401(k) Plan was $1,637,000, $1,582,000 and $1,399,000 in fiscal 2011, 2010 and 2009 respectively. At December 31, 2011, the 401(k) Plan held 285,878 shares of our common stock.

Share Repurchase Program. On February 22, 2008, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares of our outstanding common stock. Under this program, share repurchases may be made from time to time depending upon market conditions, share price and availability, and other factors at our discretion. Repurchases will take place in open market transactions or in privately negotiated transactions in accordance with applicable laws. No shares were repurchased under the plan in fiscal 2011 or fiscal 2010. The program was terminated as of December 31, 2011.

12.	Business Segments

We have determined that our business comprises a single reportable operating segment, namely, the sale of replacement parts for the automotive aftermarket.

During fiscal 2011 and fiscal 2010, our four largest customers each accounted for more than 10% of net sales and in the aggregate accounted for 55% of net sales in each period. During fiscal 2009, three customers each accounted for more than 10% of net sales and in the aggregate accounted for 39% of net sales. Net sales to countries outside the US, primarily to Europe and Canada in fiscal 2011, fiscal 2010 and fiscal 2009 were $27.4 million, $28.3 million and $26.3 million, respectively.

13.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly Results of Operations for the fiscal years ended December 31, 2011 and December 25, 2010:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2011
Net sales	$124,374	$131,619	$134,243	$139,050
Income from operations	19,190	20,450	19,896	25,127
Net income	12,386	12,747	11,500	16,644
Diluted earnings per share	0.68	0.70	0.63	0.91

	2010
Net sales	$98,976	$115,009	$119,212	$122,519
Income from operations	15,699	19,098	20,496	19,589
Net income	9,615	11,485	12,817	12,221
Diluted earnings per share	0.53	0.63	0.71	0.67

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2011, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information related to us during the period when our periodic reports are being prepared.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2011, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting, to determine whether any changes occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 31, 2011.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dorman Products, Inc.:

We have audited Dorman Products, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dorman Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dorman Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and the related financial statement schedule, and our report dated March 2, 2012 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

KPMG LLP

Philadelphia, PA

March 2, 2012

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The required information is incorporated by reference from our definitive proxy statement for our 2012 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Proposal I - Election of Directors,” “Committees of the Board of Directors - Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

We have adopted a written code of ethics, “Our Values and Standards of Business Conduct,” which is applicable to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer and Controller and other executive officers (collectively, the “Selected Officers”). We have also adopted a written code of ethics, “Code of Ethics for Senior Financial Officers,” which applies to our Chief Executive Officer, Chief Financial Officer, Controller and any other person performing similar functions (collectively, the “Senior Financial Officers”). In accordance with the SEC’s rules and regulations a copy of the codes are posted on our website www.dormanproducts.com. We intend to disclose any changes in or waivers from our codes of ethics applicable to any Selected Officer, directors, or Senior Financial Officers on our website at www.dormanproducts.com.

Item 11. Executive Compensation.

The required information is incorporated by reference from our definitive proxy statement for our 2012 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Proposal I - Election of Directors - Director Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The required information is incorporated by reference from our definitive proxy statement for our 2012 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Benificial Owners and Management”.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 31, 2011:

			(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	448,800	$10.92	853,100
Equity compensation plans not approved by security holders	—	—	—

Total	448,800	$10.92	853,100

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The required information is incorporated by reference from our definitive proxy statement for our 2012 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Certain Relationships and Related Transactions,” and “Governance of the Company - The Board of Directors and Director Independence”.

Item 14. Principal Accounting Fees and Services.

The required information is incorporated by reference from our definitive proxy statement for its 2012 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Principal Accountant Fees and Services” and “Pre - Approval Policies and Procedures”.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Consolidated Financial Statements. Our Consolidated Financial Statements and related documents are provided in Item 8, Part II, of this Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended December 31, 2011, December 25, 2010 and December 26, 2009.

Consolidated Balance Sheets as of December 31, 2011 and December 25, 2010.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, December 25, 2010 and December 26, 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 25, 2010, and December 26, 2009.

Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts at Page 42

(a)(3) Exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K and Item 15(c) of this Form 10-K are listed below:

Item 601

Exhibit- Number	Title

3.1	Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).

3.1.1	Amendment, dated May 23, 2007, to the Amended and Restated Articles of Incorporation of the Company, permitting the issuance of uncertificated shares. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated May 24, 2007.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated July 31, 2009.

4.1	Specimen Common Stock Certificate of the Company. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).

4.2	Amended and Restated Shareholders’ Agreement dated July 1, 2006. Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

10.1	Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).

10.1.1	Amendment to Lease, dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740).

10.1.2	Assignment of Lease dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP I, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

10.1.3	Amendment to Lease, dated April 1, 2002, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

10.1.4	Amendment to Lease, dated December 12, 2007, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated December 12, 2007.

10.2	Lease, dated January 31, 2006, between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated February 2, 2006.

10.2.1	Amendment to Lease, dated January 28, 2008, between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated January 29, 2008.

10.3	Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, N.A. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 24. 2005.

10.3.1	Amendment to Amended and Restated Credit Agreement, dated December 24, 2007, between the Company and Wachovia Bank N.A. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated January 2, 2008.

10.3.2	Second Amendment to the Amended and Restated Credit Agreement, dated April 26, 2010, between the Company and Wells Fargo Bank, National Association, (successor by merger to Wachovia Bank, National Association). Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated April 27, 2010.

10.3.3	Commercial Loan Agreement, dated September 27, 2006, between the Company and the Tennessee Valley Authority. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated September 28, 2006.

10.4†	Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 dated August 3, 2009.

10.4.1†	Form of Incentive Stock Option Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 dated August 3, 2009.

10.4.2†	Form of Non-Qualified Stock Option Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 dated August 3, 2009.

10.4.3†	Form of Non-Qualified Stock Option Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 dated August 3, 2009.

10.4.4†	Dorman Products, Inc. Nonqualified Deferred Compensation Plan. Incorporated by reference to the Exhibits filed with the Company’s Report on Form 8-K dated February 11, 2011.

10.4.5†	Dorman Products, Inc. Employee Stock Purchase Plan. Incorporated by reference to the Exhibits filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1992.

10.5†	Employment Agreement, dated April 1, 2008, between the Company and Richard N. Berman. Incorporated by reference to Exhibits filed with the Company’s Current Report on Form 8-K dated April, 1, 2008.

10.6	Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman. Incorporated by reference to Exhibits filed with the Company’s Current Report on Form 8-K dated April, 1, 2008.

10.7	The Executive Cash Bonus Plan, approved by the Company’s shareholders at the 2010 Annual Shareholders Meeting held on May 20, 2010. Incorporated by reference to Exhibits filed with Company’s Current Report on Form 8-K dated May 24, 2010.

14.1	Code of Ethics For Senior Financial Officers. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated August 3, 2006.

21	Subsidiaries of the Company (filed with this report)

23	Consent of Independent Registered Public Accounting Firm (filed with this report)

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

101	The financial statements from the Dorman Products, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2011, December 25, 2010 and December 26, 2009; (ii) the Consolidated Balance Sheets as of December 31, 2011 and December 25, 2010; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, December 25, 2010 and December 26, 2009; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 25, 2010 and December 26, 2009; and (v) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

By: \s\ Steven L. Berman
Date: March 2, 2012	Steven L. Berman, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

\s\ Steven L. Berman
Steven L. Berman	Chief Executive Officer and	March 2, 2012
Chairman of the Board of Directors
(principal executive officer)

\s\ Matthew S. Kohnke
Matthew S. Kohnke	Chief Financial Officer	March 2, 2012
(principal financial and accounting officer)

\s\ Richard T. Riley
Richard T. Riley	Director	March 2, 2012

\s\ John F. Creamer, Jr.
John F. Creamer, Jr.	Director	March 2, 2012

\s\ Paul R. Lederer
Paul R. Lederer	Director	March 2, 2012

\s\ Edgar W. Levin
Edgar W. Levin	Director	March 2, 2012

SCHEDULE II: Valuation and Qualifying Accounts

(in thousands)	For the Year Ended
	December 31, 2011	December 25, 2010	December 26, 2009
Allowance for doubtful accounts:
Balance, beginning of period	$1,015	$937	$1,418
Provision	516	174	354
Charge-offs	(134)	(96)	(835)

Balance, end of period	$1,397	$1,015	$937

Allowance for customer credits:
Balance, beginning of period	$45,711	$35,496	$31,145
Provision	126,091	102,027	79,418
Charge-offs	(119,888)	(91,812)	(75,067)

Balance, end of period	$51,914	$45,711	$35,496