Form 10-Q
period 2012-03-31
Dorman Products, Inc.
filed 2012-05-04
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

N/A

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

As of April 27, 2012 the registrant had 18,087,877 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except for per share data)	March 31, 2012	March 26, 2011
Net sales	$137,036	$124,374
Cost of goods sold	85,630	78,962

Gross profit	51,406	45,412
Selling, general and administrative expenses	26,914	26,222

Income from operations	24,492	19,190
Interest expense, net	32	70

Income before taxes	24,460	19,120
Provision for taxes	8,882	6,734

Net income	$15,578	$12,386

Earnings Per Share:
Basic	$0.87	$0.69
Diluted	$0.85	$0.68

Weighted Average Shares Outstanding:
Basic	17,978	17,891
Diluted	18,250	18,227

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands)	March 31, 2012	March 26, 2011
Net income	$15,578	$12,386
Currency translation adjustments	276	885

Total comprehensive income	$15,854	$13,271

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$59,808	$50,196
Accounts receivable, less allowance for doubtful accounts and customer credits of $53,841 and $53,311, respectively	140,141	124,324
Inventories	117,751	115,845
Deferred income taxes	17,332	17,127
Prepaids and other current assets	2,518	2,661

Total current assets	337,550	310,153

Property, plant and equipment, net	41,448	38,904
Goodwill	26,553	26,553
Other assets	1,188	1,083

Total	$406,739	$376,693

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$42,968	$31,646
Accrued compensation	3,818	9,339
Other accrued liabilities	11,892	3,568

Total current liabilities	58,678	44,553

Other long-term liabilities	3,461	3,406
Deferred income taxes	11,551	11,631
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 25,000,000 shares; issued and outstanding 18,084,877 and 18,078,261, respectively	180	180
Additional paid-in capital	37,407	37,042
Cumulative translation adjustments	3,086	2,810
Retained earnings	292,376	277,071

Total shareholders’ equity	333,049	317,103

Total	$406,739	$376,693

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands)	March 31, 2012	March 26, 2011
Cash Flows from Operating Activities:
Net income	$15,578	$12,386
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,953	1,859
Provision for doubtful accounts	73	115
Provision for deferred income taxes	(285)	(123)
Provision for non-cash stock compensation	237	86
Changes in assets and liabilities:
Accounts receivable	(15,848)	(2,000)
Inventories	(1,864)	(3,872)
Prepaids and other current assets	111	(11)
Other assets	(54)	12
Accounts payable	11,313	(2,081)
Accrued compensation and other liabilities	2,811	2,804

Cash provided by operating activities	14,025	9,175

Cash Flows from Investing Activities:
Property, plant and equipment additions	(4,495)	(5,154)

Cash used in investing activities	(4,495)	(5,154)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	69	274
Other stock related activity	70	5
Purchase and cancellation of common stock	(284)	(777)

Cash used in financing activities	(145)	(498)

Effect of exchange rate changes on cash and cash equivalents	227	153

Net Increase in Cash and Cash Equivalents	9,612	3,676
Cash and Cash Equivalents, Beginning of Period	50,196	30,463

Cash and Cash Equivalents, End of Period	$59,808	$34,139

Supplemental Cash Flow Information
Cash paid for interest expense	$53	$51
Cash paid for income taxes	$1,025	$463

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2012 AND MARCH 26, 2011

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on NASDAQ is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

2.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Pursuant to these arrangements, we sold accounts receivable in the aggregate amount of $59.7 million and $40.4 million during the thirteen weeks ended March 31, 2012 and March 26, 2011, respectively.

Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our consolidated balance sheet at the time of the sales transactions. Selling, general and administrative expenses for the thirteen weeks ended March 31, 2012 and March 26, 2011 included $0.7 million and $0.8 million, respectively, in financing costs associated with these accounts receivable sales programs.

If receivables had not been sold, $128.2 million and $137.0 million of additional receivables would have been outstanding at March 31, 2012 and December 31, 2011, respectively, based on standard payment terms. We do not service the receivables after the sales transactions.

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of average cost or market. Inventories were as follows:

(in thousands)	March 31, 2012	December 31, 2011
Bulk product	$47,992	$41,761
Finished product	67,315	71,437
Packaging materials	2,444	2,647

Total	$117,751	$115,845

4.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan was approved by our shareholders on May 20, 2009 (the “Plan”). Under the terms of the Plan, our Board of Directors may grant up to 1,000,000 shares of common stock in the form of incentive stock options, non-qualified stock options and shares of restricted stock or combinations thereof to officers, directors, and employees. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. At March 31, 2012, 838,100 shares were available for grant under the Plan.

We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for stock options for the thirteen weeks ended March 31, 2012 and March 26, 2011 was $45,000 and $63,000, respectively, before taxes. The compensation cost recognized is classified as selling, general and administrative expense in our Consolidated Statements of Operations. No compensation cost was capitalized during 2012 and 2011. We have included a forfeiture assumption of 5.4% for 2012 and 2011 in the calculation of compensation cost. Cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements are classified as a cash flow from financing activities.

We use the Black-Scholes option valuation model to estimate the fair value of options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. During the thirteen weeks ended March 31, 2012, we granted 10,000 stock options. There were no stock options granted in the thirteen weeks ended March 26, 2011.

The following table summarizes information about our stock option activity for the thirteen weeks ended March 31, 2012:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 31, 2011	346,400	$10.92
Granted	10,000	45.42
Exercised	(8,750)	13.25

Balance at March 31, 2012	347,650	$11.85	3.7	$13,470,000

Options exercisable at March 31, 2012	277,650	$9.20	2.7	$11,495,000

The total intrinsic value of stock options exercised in the thirteen weeks ended March 31, 2012 was $0.3 million. Cash received from option exercises under the Plan in the thirteen weeks ended March 31, 2012 was $69,000. The excess tax benefit generated from options which were exercised in the thirteen weeks ended March 31, 2012 was $70,000 and was credited to additional paid in capital.

As of March 31, 2012, there was approximately $630,000 of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.6 years.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period. Compensation cost related to restricted stock is recognized on a straight-line basis over the vesting period. We retain the restricted stock until the vesting provisions have been met. No dividends are paid on restricted stock. Compensation cost related to restricted stock was $192,000 and $23,000 for the thirteen weeks ended March 31, 2012 and March 26, 2011, respectively. During the thirteen weeks ended March 31, 2012, we granted 5,000 shares of restricted stock. We did not grant any restricted stock during the thirteen weeks ended March 26, 2011.

The following table summarizes our restricted stock activity for the thirteen weeks ended March 31, 2012:

	Shares	Weighted Average Price
Nonvested at December 31, 2011	102,400	$34.24
Granted	5,000	45.42
Vested	(6,375)	21.27

Nonvested at March 31, 2012	101,025	$35.61

As of March 31, 2012, there was approximately $3.1 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 3.9 years.

5.	Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding stock options and unvested restricted stock as calculated using the treasury stock method. However, in periods when the exercise price of our stock options, by grant, is greater than our average stock price during the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. Options to purchase 25,000 and 15,000 shares were outstanding at March 31, 2012 and March 26, 2011, respectively, but were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended
(in thousands, except per share data)	March 31, 2012	March 26, 2011
Numerator:
Net income	$15,578	$12,386
Denominator:
Weighted average shares outstanding used in basic earnings per share calculation	17,978	17,891
Effect of dilutive stock options and nonvested stock	272	336

Adjusted weighted average shares outstanding used in diluted earnings per share calculation	18,250	18,227

Basic earnings per share	$0.87	$0.69

Diluted earnings per share	$0.85	$0.68

6.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the plan or elect to leave the plan upon retirement, termination or other reasons. For the thirteen weeks ended March 31, 2012, we repurchased and cancelled 6,104 shares of common stock at an average price of $46.60 per share. During the fifty-two weeks ended December 31, 2011, we repurchased and cancelled 45,134 shares of common stock at an average price of $35.18 per share.

7.	Related-Party Transactions

We have entered into a non-cancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Chief Executive Officer, and his family members, are partners. Based upon the terms of the lease, payments in 2012 will be $1.5 million. Total rental payments to the partnership under the lease arrangement were $1.4 million in 2011. The lease with the partnership expires December 28, 2012. We are currently pursuing renewal of the lease agreement.

8.	Severance, Asset Impairment and Other Associated Costs

On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business which is headquartered outside Stockholm, Sweden and markets and distributes a line of Volvo and Saab replacement parts throughout the world. ScanTech’s international business will be liquidated and the exit process is expected to be substantially complete by the end of the second quarter of fiscal 2012. Included in costs of goods sold are $0.8 million of reductions of previously recognized inventory reserves resulting from the sale of inventory during the thirteen weeks ended March 31, 2012.

9.	Income Taxes

At March 31, 2012, we had $2.2 million of net unrecognized tax benefits, $1.4 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2012, we had approximately $0.3 million of accrued interest related to uncertain tax positions.

The last United States federal return examined by the Internal Revenue Service was 2005, and all years up through and including that year are closed by examination. We are currently under examination for tax years 2006-2007 by one state tax authority to which we are subject to tax. In addition, we are also under examination for the tax years 2007-2009 by another state tax authority to which we are subject to tax. The tax years 2007-2011 remain open to examination by the remaining major taxing jurisdictions in the United States to which we are subject. The tax years 2007-2011 remain open to examination in Sweden for our Swedish subsidiary.

10.	Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments.

11.	New and Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to its authoritative guidance which allows only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement or (2) in two separate but consecutive financial statements. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. The guidance is effective in two stages: the requirement to present a single continuous statement or two separate but consecutive statements is effective for us beginning January 1, 2012; however the requirement to present the reclassification adjustments from other comprehensive income to net income on the face of the financial statements has been deferred by the FASB indefinitely, pending further deliberations on this requirement. We adopted the first stage of this update on January 1, 2012. The adoption of this update affects presentation only and therefore, did not impact our results of operations, financial condition or cash flows.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to: (i) competition in the automotive aftermarket; (ii) unfavorable economic conditions; (iii) the loss or decrease in sales among one of our top customers; (iv) customer consolidation in the automotive aftermarket leading to less favorable customer contract terms; (v) the cancellation or rescheduling of orders; (vi) foreign currency fluctuations and our dependence on foreign suppliers; (vi) extended credit to customers who may be unable to pay; (vii) the loss of a key vendor; (viii) limited customer shelf space; (ix) reliance on new product development; (x) patent filings made by original equipment manufacturers continuing to increase; (xi) quality problems with product after their production and sale to customers; (xii) loss of third party transportation providers on whom we depend; (xiii) improperly executed, or unrealized cost savings from, our on-going information technology initiatives; (xiv) unfavorable results of legal proceedings; (xv) dependence on senior management and control by officers, directors, and family members; (xvi) exposure to certain regulatory and financial risks related to climate change; and (xvii) healthcare reform legislation. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I, “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

Introduction

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes thereto of Dorman Products, Inc. and its subsidiaries included in Item 1 “Consolidated Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Overview

We are a supplier of automotive replacement parts and fasteners and service line products primarily for the automotive aftermarket. We market approximately 128,000 different automotive replacement parts (including brake parts), fasteners and service line products manufactured to our specifications. Approximately 26% of our parts and 63% of our net sales consist of parts and fasteners that were original equipment dealer “exclusive” items at the time of their introduction. Original equipment dealer “exclusive” parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 79% of our products are sold under our brand names and the remainder are sold for resale under customers’ private labels, other brands or in bulk. Our products are sold primarily in the United States and Canada through automotive aftermarket retailers (such as AutoZone, Advance Auto Parts and O’Reilly Automotive), national, regional and local warehouse distributors (such as Carquest Auto Parts and NAPA Auto Parts), and specialty markets and salvage yards. We distribute automotive replacement parts internationally, with sales into Europe, Mexico, the Middle East, Asia and Canada.

We generate over 90% of our revenues from customers in the North American automotive aftermarket. The aftermarket has benefited from some of the factors affecting the general economy including the recent recession, tighter credit and higher unemployment. These conditions as well as others have resulted in consumers holding onto their vehicles longer as the average age of a vehicle on the road has increased to 10.8 years. This trend, if it continues, will increase the number of automotive parts that need replacing. Another important statistic impacting our market is total miles driven. Total U.S. miles driven increased slightly in 2009 and 2010, but declined in 2011. We believe that the combination of these factors accounted for a portion of our sales growth.

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

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. Our 2012 fiscal year will be a fifty-two week period that will end on December 29, 2012.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	For the Thirteen Weeks Ended
	March 31, 2012	March 26, 2011
Net Sales	100.0%	100.0%
Cost of goods sold	62.5	63.5

Gross profit	37.5	36.5
Selling, general and administrative expenses	19.6	21.1

Income from operations	17.9	15.4
Interest expense, net	0.1	0.0

Income before taxes	17.8	15.4
Provision for taxes	6.4	5.4

Net Income	11.4%	10.0%

Thirteen Weeks Ended March 31, 2012 Compared to Thirteen Weeks Ended March 26, 2011

Net sales increased 10% to $137.0 million for the thirteen weeks ended March 31, 2012 from $124.4 million for the thirteen weeks ended March 26, 2011. Our revenue growth was primarily driven by strong overall demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales, decreased to 62.5% for the thirteen weeks ended March 31, 2012 from 63.5% for the thirteen weeks ended March 26, 2011. During 2012, we recorded a reduction of reserves of approximately $0.8 million in connection with the ongoing exit of our ScanTech business. The remaining decrease was due primarily to a decrease in provisions for obsolete inventory.

Selling, general and administrative expenses were approximately $26.9 million for the thirteen weeks ended March 31, 2012 compared to $26.2 million for the thirteen weeks ended March 26, 2011. The spending increase was the result of higher variable costs related to our sales increase and inflationary increases, but were partially offset by lower expenses at our ScanTech business as a result of the ongoing exit process.

Interest expense, net, approximated prior year levels for the thirteen weeks ended March 31, 2012.

Our effective tax rate increased to 36.3% in the thirteen weeks ended March 31, 2012 from 35.2% in the same period last year. The effective tax rate in 2011 was favorably impacted by the 2011 receipt of tax exempt life insurance proceeds to fund an officer’s death benefit.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. At March 31, 2012, working capital was $278.9 million, while shareholders’ equity was $333.0 million. Cash and cash equivalents as of March 31, 2012 was $59.8 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. If receivables had not been sold, $128.2 million and $137.0 million of additional receivables would have been outstanding at March 31, 2012 and December 26, 2011, respectively, based on standard payment terms. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2013. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 100 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at March 31, 2012 was LIBOR plus 100 basis points (1.2%). There were no borrowings under the facility as of March 31, 2012. As of March 31, 2012, we had three outstanding letters of credit for approximately $1.4 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $28.6 million available under the facility at March 31, 2012. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

Cash generated from our operating activities was $14.0 million in the thirteen weeks ended March 31, 2012. Net income and accounts payable increases of $11.3 million were the primary sources of operating cash flow. Accounts payable increased due to the timing of payments to suppliers. The primary uses of cash were accounts receivable, which increased $15.8 million due to our sales growth and lower sales of accounts receivable, and inventory which increased $1.9 million.

Investing activities used $4.5 million of cash in the thirteen weeks ended March 31, 2012 primarily as a result of additions to property, plant and equipment. Capital spending in the thirteen weeks ended March 31, 2012 consisted of upgrades to information systems, tooling associated with new products, and scheduled equipment replacements. In the third quarter of 2010, we began a project to replace our enterprise resource planning system. This project is expected to cost approximately $16.1 million in software, installation services and capitalized internal costs in fiscal 2010 through fiscal 2013. Through March 31, 2012, we have spent $7.9 million on the project, of which $1.3 million was spent in 2012.

Financing activities used $0.1 million of cash in the thirteen weeks ended March 31, 2012, primarily related to stock repurchases from our defined contribution and profit sharing 401(k) plan.

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

During the thirteen weeks ended March 31, 2012, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Foreign Currency Fluctuations

In 2011, approximately 80% of our products were purchased from suppliers in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases comes from China. Since June 2010 the Chinese Yuan has increased approximately 7% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized. The cost of many of the commodities that are used in our products increased during the first six months of 2011 resulting in higher material costs. In addition, we have experienced increased transportation costs as a result of higher fuel prices. We will attempt to offset cost increases by passing along selling price increases to customers, through the use of alternative suppliers and by resourcing purchases to other countries. However there can be no assurance that we will be successful in these efforts.

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Chief Executive Officer, and his family members, are partners. Based upon the terms of the lease, payments in 2012 will be $1.5 million. Total rental payments to the partnership under the lease arrangement were $1.4 million in 2011. The lease with the partnership expires December 28, 2012. We are currently pursuing renewal of the lease agreement.

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

Goodwill. We assess the qualitative factors which could affect the fair values of our reporting units on an annual basis or more frequently when an indicator of impairment exists. This annual assessment is performed during our fourth fiscal quarter each year. If , during this assessment, we conclude that it is more likely than not that the carrying value of a reporting unit exceeds its fair value, then we would perform the two-step impairment test for that reporting unit.

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

New and Recently Adopted Accounting Pronouncements

Please refer to Note 11, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowing capacity and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $1.3 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, under the supervision of the Company’s Disclosure Committee, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of March 31, 2012.

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, competitive practices, patent rights, trademark rights, product liability claims and other matters arising out of the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, would likely have a material financial impact on us and we believe the range of reasonably possible losses from current matters continues to be immaterial.

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended March 31, 2012, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 through January 28, 2012	—	$—	—	—

January 29, 2012 through February 25, 2012	4,346	$46.81	—	—

February 26, 2012 through March 31, 2012	1,758	$46.08	—	—

Total	6,104	$46.60	—	—

(1)	All of the shares indicated in the above table were purchased from the 401(k) Plan (as described in Note 6 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Item 601

Exhibit Number	Title

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the thirteen week period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

May 4, 2012

\s\ Steven Berman
Steven Berman
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 4, 2012

\s\ Matthew Kohnke
Matthew Kohnke
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the thirteen week period ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.