Form 10-Q
period 2012-06-30
Dorman Products, Inc.
filed 2012-08-03
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

[N/A]

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 27, 2012, the registrant had 36,401,562 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except for per share data)	June 30, 2012	June 25, 2011

Net sales	$144,172	$126,957
Cost of goods sold	91,026	81,324

Gross profit	53,146	45,633
Selling, general and administrative expenses	27,419	25,061

Income from operations	25,727	20,572
Interest expense, net	38	31

Income from continuing operations before income taxes	25,689	20,541
Provision for income taxes	9,583	7,660

Net income from continuing operations	16,106	12,881
Net income (loss) from discontinued operations	3,636	(134)

Net income	$19,742	$12,747

Earnings Per Share:
Basic:
Net income from continuing operations	$0.45	$0.36
Net income (loss) from discontinued operations	0.10	(0.00)

Net income	$0.55	$0.36

Diluted:
Net income from continuing operations	$0.44	$0.35
Net income (loss) from discontinued operations	0.10	(0.00)

Net income	$0.54	$0.35

Weighted Average Shares Outstanding:
Basic	36,058	35,850
Diluted	36,636	36,455

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Twenty-six Weeks Ended
(in thousands, except for per share data)	June 30, 2012	June 25, 2011

Net sales	$278,995	$247,214
Cost of goods sold	175,373	156,774

Gross profit	103,622	90,440
Selling, general and administrative expenses	53,488	49,927

Income from operations	50,134	40,513
Interest expense, net	52	83

Income from continuing operations before income taxes	50,082	40,430
Provision for income taxes	18,682	14,401

Net income from continuing operations	31,400	26,029
Net income (loss) from discontinued operations	3,920	(896)

Net income	$35,320	$25,133

Earnings Per Share:
Basic:
Net income from continuing operations	$0.87	$0.73
Net income (loss) from discontinued operations	0.11	(0.03)

Net income	$0.98	$0.70

Diluted:
Net income from continuing operations	$0.86	$0.71
Net income (loss) from discontinued operations	0.11	(0.02)

Net income	$0.97	$0.69

Weighted Average Shares Outstanding:
Basic	36,014	35,796
Diluted	36,573	36,406

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
(in thousands)	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011

Net income	$19,742	$12,747	$35,320	$25,133
Other comprehensive (loss) income:
Currency translation adjustments	(3,086)	(206)	(2,810)	679

Comprehensive income	$16,656	$12,541	$32,510	$25,812

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$65,246	$50,196
Accounts receivable, less allowance for doubtful accounts and customer credits of $57,717 and $53,311, respectively	125,580	124,324
Inventories	137,294	115,845
Deferred income taxes	18,020	17,127
Prepaids and other current assets	3,010	2,661

Total current assets	349,150	310,153

Property, plant and equipment, net	44,403	38,904
Goodwill	26,553	26,553
Other assets	1,070	1,083

Total	$421,176	$376,693

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$46,510	$31,646
Accrued compensation	6,239	9,339
Other accrued liabilities	2,697	3,568

Total current liabilities	55,446	44,553

Other long-term liabilities	2,918	3,406
Deferred income taxes	11,640	11,631
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 36,404,262 and 36,156,522, respectively	364	362
Additional paid-in capital	39,141	36,860
Cumulative translation adjustments	—	2,810
Retained earnings	311,667	277,071

Total shareholders’ equity	351,172	317,103

Total	$421,176	$376,693

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Twenty-six Weeks Ended
(in thousands)	June 30, 2012	June 25, 2011
Cash Flows from Operating Activities:
Net income	$35,320	$25,133
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,956	3,726
Provision for doubtful accounts	111	152
Provision for deferred income taxes	(884)	(484)
Provision for non-cash stock compensation	494	260
Foreign exchange gain	(2,972)	—
Changes in assets and liabilities:
Accounts receivable	(1,354)	(469)
Inventories	(21,438)	(9,028)
Prepaids and other current assets	(390)	(750)
Other assets	148	(140)
Accounts payable	14,862	3,559
Accrued compensation and other liabilities	(4,442)	(2,853)

Cash provided by operating activities	23,411	19,106

Cash Flows from Investing Activities:
Property, plant and equipment additions	(9,454)	(10,392)

Cash used in investing activities	(9,454)	(10,392)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	1,291	356
Other stock related activity	527	229
Purchase and cancellation of common stock	(752)	(1,069)

Cash provided by (used in) financing activities	1,066	(484)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	27	119

Net Increase in Cash and Cash Equivalents	15,050	8,349
Cash and Cash Equivalents, Beginning of Period	50,196	30,463

Cash and Cash Equivalents, End of Period	$65,246	$38,812

Supplemental Cash Flow Information
Cash paid for interest expense	$111	$114
Cash paid for income taxes	$19,154	$15,061

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2012 AND JUNE 25, 2011

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on NASDAQ is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

2.	Stock Dividend

On May 15, 2012, our Board of Directors declared a two-for-one split of our common stock, payable in the form of a stock dividend of one share for each share held. The Board set June 1, 2012 as the record date for the determination of the shareholders entitled to receive the additional shares. The shares were distributed to the shareholders of record on June 15, 2012. All amounts related to shares, share prices and earnings per share have been retroactively restated. In addition, shareholders’ equity has been retroactively restated by reclassifying the par value of the additional shares issued to common stock from additional paid in capital.

3.	Discontinued Operations

On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business due to continued operating losses and to focus on growing our North American business. ScanTech was headquartered outside Stockholm, Sweden and distributed a line of Volvo and Saab replacement parts throughout the world. As of June 30, 2012, the business has been disposed of. During the thirteen weeks ended June 30, 2012, we reclassified approximately $3.0 million of previously recorded currency translation adjustments from accumulated other comprehensive income to net income as a result of our substantial liquidation of our investment and recorded a deferred tax asset of $0.7 million related to foreign tax credits we expect to utilize in the future. Additionally, included in ScanTech’s costs of goods sold are $0.8 million of reductions of previously recognized inventory reserves resulting from the sale of inventory during the twenty-six weeks ended June 30, 2012.

The following table summarizes ScanTech’s net sales and income before taxes which have been presented as a discontinued operation in the Consolidated Statements of Operations for the thirteen and twenty- six weeks ended June 30, 2012 and June 25, 2011:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net sales	$679	$4,662	$2,892	$8,779
Income before taxes	$3,046	$(140)	$3,113	$(909)

4.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. We do not service the receivables after the sales transactions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our consolidated balance sheet at the time of the sales transactions. Pursuant to these arrangements, we sold accounts receivable in the aggregate amount of $154.8 million and $95.1 million during the twenty-six weeks ended June 30, 2012 and June 25, 2011, respectively. If receivables had not been sold, $161.1 million and $137.0 million of additional receivables would have been outstanding at June 30, 2012 and December 31, 2011, respectively, based on standard payment terms. Selling, general and administrative expenses for the twenty-six weeks ended June 30, 2012 and June 25, 2011 included $2.0 million and $1.8 million, respectively, in financing costs associated with these accounts receivable sales programs.

5.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of average cost or market. Inventories were as follows:

(in thousands)	June 30, 2012	December 31, 2011
Bulk product	$52,477	$41,761
Finished product	82,204	71,437
Packaging materials	2,613	2,647

Total	$137,294	$115,845

6.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan was approved by our shareholders on May 20, 2009 (the “Plan”). Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of incentive stock options, non-qualified stock options and shares of restricted stock or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. At June 30, 2012, 1,676,200 shares were available for grant under the Plan.

We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for stock options for the twenty-six weeks ended June 30, 2012 and June 25, 2011 was $98,000 and $125,000, respectively, before taxes. The compensation cost recognized is classified as selling, general and administrative expense in our Consolidated Statements of Operations. No compensation cost was capitalized during 2012 or 2011. We have included a forfeiture assumption of 5.4% for fiscal 2012 and fiscal 2011 in the calculation of compensation cost. Cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements are classified as a cash flow from financing activities.

We use the Black-Scholes option valuation model to estimate the fair value of options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. During the twenty-six weeks ended June 30, 2012, we granted 20,000 stock options. There were no stock options granted in the twenty-six weeks ended June 25, 2011.

The following table summarizes our stock option activity for the twenty-six weeks ended June 30, 2012:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 31, 2011	692,800	$5.46
Granted	20,000	22.71
Exercised	(313,300)	4.27

Balance at June 30, 2012	399,500	$7.25	4.7	$7,125,000
Options exercisable at June 30, 2012	259,500	$5.13	3.3	$5,180,000

The total intrinsic value of stock options exercised in the twenty-six weeks ended June 30, 2012 was $6.0 million. Cash received from option exercises under the Plan in the twenty-six weeks ended June 30, 2012 was $1.3 million. The excess tax benefit generated from options which were exercised in the twenty-six weeks ended June 30, 2012 was $1.5 million and was credited to additional paid in capital.

As of June 30, 2012, there was approximately $0.6 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period. Compensation cost related to restricted stock is recognized on a straight-line basis over the vesting period. We retain the restricted stock until the vesting provisions have been met. No dividends are paid on restricted stock. Compensation cost related to restricted stock was $396,000 and $135,000 for the twenty-six weeks ended June 30, 2012 and June 25, 2011, respectively. During the twenty-six weeks ended June 30, 2012, we granted 10,000 shares of restricted stock. We did not grant any restricted stock during the twenty-six weeks ended June 25, 2011.

The following table summarizes our restricted stock activity for the twenty-six weeks ended June 30, 2012:

	Shares	Weighted Average Price
Nonvested at December 31, 2011	204,800	$17.12
Granted	10,000	22.71
Vested	(34,750)	16.18

Nonvested at June 30, 2012	180,050	$17.61

As of June 30, 2012, there was approximately $2.9 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 3.7 years.

7.	Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding stock options and unvested restricted stock as calculated using the treasury stock method. However, in periods when the exercise price of our stock options, by grant, is greater than our average stock price during the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. Options to purchase 50,000 and 30,000 shares of common stock were outstanding at June 30, 2012 and June 25, 2011, respectively, but were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share data)	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Numerator:
Net income from continuing operations	$16,106	$12,881	$31,400	$26,029
Net income (loss) from discontinued operations	3,636	(134)	3,920	(896)

Net income	$19,742	$12,747	$35,320	$25,133

Denominator:
Weighted average basic shares outstanding	36,058	35,850	36,014	35,796
Effect of stock-based compensation awards	578	605	559	610

Weighted average diluted shared outstanding	36,636	36,455	36,573	36,406

Earnings Per Share:
Basic:
Net income from continuing operations	$0.45	$0.36	$0.87	$0.73
Net income (loss) from discontinued operations	0.10	(0.00)	0.11	(0.03)

Net income	$0.55	$0.36	$0.98	$0.70

Diluted:
Net income from continuing operations	$0.44	$0.35	$0.86	$0.71
Net income (loss) from discontinued operations	0.10	(0.00)	0.11	(0.02)

Net income	$0.54	$0.35	$0.97	$0.69

8.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the plan or elect to leave the plan upon retirement, termination or other reasons. For the twenty-six weeks ended June 30, 2012, we repurchased and cancelled 31,208 shares of common stock at an average price of $24.11 per share. During the fifty-three weeks ended December 31, 2011, we repurchased and cancelled 90,268 shares of common stock at an average price of $17.59 per share.

9.	Related-Party Transactions

We have entered into a non-cancelable operating lease for our primary operating facility with a partnership in which Steven L. Berman, our Chief Executive Officer, and his family members, are partners. Based upon the terms of the lease, payments in fiscal 2012 will be $1.5 million. Total rental payments to the partnership under the lease arrangement were $1.4 million in fiscal 2011. The lease with the partnership expires December 28, 2012. We are currently pursuing a new lease agreement.

10.	Income Taxes

At June 30, 2012, we had $1.8 million of net unrecognized tax benefits, $1.2 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2012, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

The last United States federal return examined by the Internal Revenue Service was 2005, and all years up through and including that year are closed by examination. We are currently under examination for the tax years 2007-2009 by one state tax authority to which we are subject to tax. The tax years 2008-2011 remain open to examination by the remaining major taxing jurisdictions in the United States to which we are subject. The tax years 2007-2011 remain open to examination in Sweden for our Swedish subsidiary.

11.	Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments.

12.	New and Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to its authoritative guidance which allows only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement or (2) in two separate but consecutive financial statements. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. The guidance is effective in two stages: the requirement to present a single continuous statement or two separate but consecutive statements was effective for us beginning January 1, 2012; however the requirement to present the reclassification adjustments from other comprehensive income to net income on the face of the financial statements has been deferred by the FASB indefinitely, pending further deliberations on this requirement. We adopted the first stage of this update on January 1, 2012. The adoption of this update affects presentation only and therefore, did not impact our results of operations, financial condition or cash flows.

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

Overview

We are a supplier of automotive replacement parts, fasteners and service line products primarily for the automotive aftermarket. We market approximately 128,000 different automotive replacement parts (including brake parts), fasteners and service line products which are manufactured to our specifications. Approximately 26% of our parts and 63% of our net sales consist of parts and fasteners that were original equipment dealer “exclusive” items at the time of their introduction. Original equipment dealer “exclusive” parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 79% of our products are sold under our brand names and the remainder are sold for resale under customers’ private labels, other brands or in bulk. Our products are sold primarily in the United States and Canada through automotive aftermarket retailers (such as AutoZone, Advance Auto Parts and O’Reilly Automotive), national, regional and local warehouse distributors (such as Carquest Auto Parts and NAPA Auto Parts), and specialty markets and salvage yards. We distribute automotive replacement parts internationally, with sales into Europe, Mexico, the Middle East, Asia and Canada.

We generate over 90% of our revenues from customers in the North American automotive aftermarket. The aftermarket has benefited from some of the factors affecting the general economy including the recent recession, tighter credit and higher unemployment. These conditions as well as others have resulted in consumers owning their vehicles longer as the average age of a vehicle on the road has increased to 10.8 years. This trend, if it continues, will increase the number of automotive parts that need replacing. Another important statistic impacting our market is total miles driven. Total U.S. miles driven increased slightly in 2009 and 2010, but declined in 2011. We believe that the combination of these factors accounted for a portion of our sales growth.

While the overall automotive aftermarket in which we compete has benefited from the conditions mentioned above, our customer base has been consolidating over the past several years. As a result, our customers regularly seek more favorable pricing, product returns and extended payment terms when negotiating with us. While we attempt to avoid or minimize such concessions, in some cases pricing concessions have been made, customer payment terms have been extended and product returns have exceeded historical levels. The product returns and more favorable pricing primarily affect our profit levels while payment term extensions generally reduce operating cash flow and require additional capital to finance the business. We expect our customers to continue to exert pressure on these and other factors for the foreseeable future. We also expect our customers to continue to exert pressure on our margins. We have increased our focus on efficiency improvements, product cost reduction, and other initiatives to offset the impact of further margin and cash flow pressures.

In addition, we are relying on new product development as a way to offset some of these customer demands and as our primary vehicle for growth. As such, new product development is a critical success factor for us. We have invested heavily in resources necessary for us to increase our new product development efforts and to strengthen our relationships with our customers. These investments are primarily in the form of increased product development resources and awareness programs and customer service improvements. We believe this has enabled us to provide an expanding array of new product offerings and grow our revenues.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders, but the introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

We operate on a fifty-two or fifty-three week fiscal year period ending on the last Saturday of the calendar year. Our 2012 fiscal year will be a fifty-two week period that will end on December 29, 2012.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	63.1	64.1	62.9	63.4

Gross profit	36.9	35.9	37.1	36.6
Selling, general and administrative expenses	19.1	19.7	19.1	20.2

Income from operations	17.8	16.2	18.0	16.4
Interest expense, net	0.0	0.0	0.0	0.0

Income from continuing operations before income taxes	17.8	16.2	18.0	16.4
Provision for income taxes	6.6	6.1	6.7	5.9

Net income from continuing operations	11.2%	10.1%	11.3%	10.5%

Thirteen Weeks Ended June 30, 2012 Compared to Thirteen Weeks Ended June 25, 2011

Net sales increased 14% to $144.2 million for the thirteen weeks ended June 30, 2012 from $127.0 million for the thirteen weeks ended June 25, 2011. Our revenue growth was primarily driven by strong overall demand for our products and higher revenues from recently-introduced products.

Cost of goods sold, as a percentage of net sales, decreased to 63.1% for the thirteen weeks ended June 30, 2012 from 64.1% for the thirteen weeks ended June 25, 2011. The decrease was due primarily to lower transportation costs and a favorable change in sales mix.

Selling, general and administrative expenses were approximately $27.4 million for the thirteen weeks ended June 30, 2012 compared to $25.1 million for the thirteen weeks ended June 25, 2011. The spending increase was the result of higher variable costs related to our sales increase, additional product development spending and inflationary increases.

Interest expense, net, approximated prior year levels for the thirteen weeks ended June 30, 2012.

Our effective tax rate was 37.3% for both the thirteen weeks ended June 30, 2012 and ended June 25, 2011.

Twenty-six Weeks Ended June 30, 2012 Compared to Twenty-six Weeks Ended June 25, 2011

Net sales increased 13% to $279.0 million for the twenty-six weeks ended June 30, 2012 from $247.2 million for the twenty-six weeks ended June 25, 2011. Our revenue growth was primarily driven by strong overall demand for our products and higher revenues from recently-introduced products.

Cost of goods sold, as a percentage of net sales, decreased to 62.9% for the twenty-six weeks ended June 30, 2012 from 63.4% for the twenty-six weeks ended June 25, 2011. The decrease was due primarily to lower transportation costs and a favorable change in sales mix.

Selling, general and administrative expenses were approximately $53.5 million for the twenty-six weeks ended June 30, 2012 compared to $49.9 million for the twenty-six weeks ended June 25, 2011. The spending increase was the result of higher variable costs related to our sales increase, additional product development spending and inflationary increases.

Interest expense, net, approximated prior year levels for the twenty-six weeks ended June 30, 2012.

Our effective tax rate was 37.3% in the twenty-six weeks ended June 30, 2012 compared to 35.6% in the same period last year. The effective tax rate in fiscal 2011 was favorably impacted by the 2011 receipt of tax exempt life insurance proceeds to fund an officer’s death benefit.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. At June 30, 2012, working capital was $293.7 million, while shareholders’ equity was $351.2 million. Cash and cash equivalents as of June 30, 2012 was $65.2 million.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. Pursuant to these arrangements, we sold accounts receivable in the aggregate amount of $154.8 million and $95.1 million during the twenty-six weeks ended June 30, 2012 and June 25, 2011, respectively. If receivables had not been sold, $161.1 million and $137.0 million of additional receivables would have been outstanding at June 30, 2012 and December 31, 2011, respectively, based on standard payment terms. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2013. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 100 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at June 30, 2012 was LIBOR plus 100 basis points (1.25%). There were no borrowings under the facility as of June 30, 2012. As of June 30, 2012, we had three outstanding letters of credit for approximately $0.9 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.1 million available under the facility at June 30, 2012. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

Cash generated from our operating activities was $23.4 million in the twenty-six weeks ended June 30, 2012. Net income and accounts payable increases of $14.9 million were the primary sources of operating cash flow. Accounts payable increased due to the timing of payments to suppliers and higher inventory levels. The primary uses of cash were inventory, which increased $21.4 million in conjunction with our sales growth and efforts to improve customer order fill rates, and accrued compensation and other current liabilities which decreased $4.4 million due to annual payments which were accrued at December 31, 2011 and paid during our first fiscal quarter.

Investing activities used $9.5 million of cash in the twenty-six weeks ended June 30, 2012 primarily as a result of additions to property, plant and equipment. Capital spending in the twenty-six weeks ended June 30, 2012 consisted of upgrades to information systems, tooling associated with new products, and scheduled equipment replacements. In the third quarter of 2010, we began a project to replace our enterprise resource planning system. This project is expected to cost approximately $17.7 million in software, installation services and capitalized internal costs in fiscal 2010 through fiscal 2013. Through June 30, 2012, we have spent $10.6 million on the project, of which $4.0 million was spent in 2012.

Financing activities provided $1.1 million of cash in the twenty-six weeks ended June 30, 2012, primarily related to proceeds received from the exercise of stock options which were partially offset by stock repurchases from the 401(k) Plan.

On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business which was headquartered outside Stockholm, Sweden. As of June 30, 2012, the business had been disposed of and is presented as a discontinued operation in the Consolidated Statements of Operations. During the twenty-six weeks ended June 30, 2012, net income was $3.9 million, primarily due to the reclasification of $3.0 million of previously recorded currency translation adjustments from accumulated other comprehensive income to net income as a result of our substantial liquidation of our investment and a deferred tax asset of $0.9 million related to foreign tax credits we expect to utilize in the future.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the twenty-six weeks ended June 30, 2012, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Foreign Currency Fluctuations

In fiscal 2011, approximately 80% of our products were purchased from suppliers in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases comes from China. Since June 2010 the Chinese Yuan has increased approximately 7.2% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized. The cost of many of the commodities that are used in our products increased during the first six months of fiscal 2011 resulting in higher material costs. In addition, we have periodically experienced increased transportation costs as a result of higher fuel prices over the past two years. We will attempt to offset cost increases by passing along selling price increases to customers, through the use of alternative suppliers and by resourcing purchases to other countries. However there can be no assurance that we will be successful in these efforts.

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility with a partnership in which Steven L. Berman, our Chief Executive Officer, and his family members, are partners. Based upon the terms of the lease, payments in fiscal 2012 will be $1.5 million. Total rental payments to the partnership under the lease arrangement were $1.4 million in fiscal 2011. The lease with the partnership expires December 28, 2012. We are currently pursuing a new lease agreement.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. We regularly evaluate our estimates and judgments, including those related to the allowance for doubtful accounts, revenue recognition and allowance for customer credits, inventory reserves, goodwill and income taxes. Estimates and judgments are based upon historical experience and on various other assumptions believed to be accurate and reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our significant estimates and judgments used in the preparation of our consolidated financial statements.

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

New and Recently Adopted Accounting Pronouncements

Please refer to Note 12, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowing capacity and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $1.6 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, under the supervision of the Company’s Disclosure Committee, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of June 30, 2012.

(b)	Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended June 30, 2012, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 through April 28, 2012	7,400	$24.42	—	—
April 29, 2012 through May 26, 2012	18,610	$24.72	—	—
May 27, 2012 through June 30, 2012	—	$—	—	—

Total	26,010	$24.64	—	—

(1)	Includes shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan. Also includes shares purchased from the 401(k) Plan (as described in Note 8 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Item 601 Exhibit Number	Title

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the twenty-six week period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

August 3, 2012

\s\ Steven Berman
Steven Berman
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 3, 2012

\s\ Matthew Kohnke
Matthew Kohnke
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the twenty-six week period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.