Form 10-Q
period 2012-09-29
Dorman Products, Inc.
filed 2012-11-02
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 26, 2012, the registrant had 36,418,316 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 29, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except for per share data)	September 29, 2012	September 24, 2011
Net sales	$156,411	$130,576
Cost of goods sold	96,665	81,979

Gross profit	59,746	48,597
Selling, general and administrative expenses	28,615	25,195

Income from operations	31,131	23,402
Interest expense, net	38	12

Income from continuing operations before income taxes	31,093	23,390
Provision for income taxes	11,337	8,374

Net income from continuing operations	19,756	15,016
Net income (loss) from discontinued operations	586	(3,516)

Net income	$20,342	$11,500

Earnings Per Share:
Basic:
Net income from continuing operations	$0.54	$0.42
Net income (loss) from discontinued operations	0.02	(0.10)

Net income	$0.56	$0.32

Diluted:
Net income from continuing operations	$0.54	$0.41
Net income (loss) from discontinued operations	0.02	(0.09)

Net income	$0.56	$0.32

Weighted Average Shares Outstanding:
Basic	36,240	35,933
Diluted	36,622	36,418

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Thirty-nine Weeks Ended
(in thousands, except for per share data)	September 29, 2012	September 24, 2011
Net sales	$435,406	$377,790
Cost of goods sold	272,038	238,753

Gross profit	163,368	139,037
Selling, general and administrative expenses	82,103	75,122

Income from operations	81,265	63,915
Interest expense, net	90	95

Income from continuing operations before income taxes	81,175	63,820
Provision for income taxes	30,019	22,775

Net income from continuing operations	51,156	41,045
Net income (loss) from discontinued operations	4,506	(4,412)

Net income	$55,662	$36,633

Earnings Per Share:
Basic:
Net income from continuing operations	$1.41	$1.15
Net income (loss) from discontinued operations	0.13	(0.13)

Net income	$1.54	$1.02

Diluted:
Net income from continuing operations	$1.40	$1.13
Net income (loss) from discontinued operations	0.13	(0.12)

Net income	$1.53	$1.01

Weighted Average Shares Outstanding:
Basic	36,089	35,842
Diluted	36,489	36,365

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
(in thousands)	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net income	$20,342	$11,500	$55,662	$36,633
Other comprehensive (loss) income:
Currency translation adjustments	—	(461)	(2,810)	218

Comprehensive income	$20,342	$11,039	$52,852	$36,851

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	September 29, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$66,071	$50,196
Accounts receivable, less allowance for doubtful accounts and customer credits of $64,172 and $53,311, respectively	140,556	124,324
Inventories	134,302	115,845
Deferred income taxes	18,589	17,127
Prepaids and other current assets	3,792	2,661

Total current assets	363,310	310,153

Property, plant and equipment, net	47,369	38,904
Goodwill	26,553	26,553
Other assets	1,436	1,083

Total	$438,668	$376,693

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$38,728	$31,646
Accrued compensation	8,003	9,339
Other accrued liabilities	5,002	3,568

Total current liabilities	51,733	44,553

Other long-term liabilities	3,058	3,406
Deferred income taxes	11,531	11,631
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 36,418,316 and 36,156,522, respectively	364	362
Additional paid-in capital	40,395	36,860
Cumulative translation adjustments	—	2,810
Retained earnings	331,587	277,071

Total shareholders’ equity	372,346	317,103

Total	$438,668	$376,693

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Thirty-nine Weeks Ended
(in thousands)	September 29, 2012	September 24, 2011
Cash Flows from Operating Activities:
Net income	$55,662	$36,633
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,973	5,710
Asset write-downs	—	3,407
Provision for doubtful accounts	195	96
Provision for deferred income taxes	(1,562)	(1,649)
Provision for non-cash stock compensation	750	455
Foreign exchange gain	(2,987)	—
Changes in assets and liabilities:
Accounts receivable	(16,410)	304
Inventories	(18,437)	(11,040)
Prepaids and other current assets	(1,169)	(254)
Other assets	(257)	(286)
Accounts payable	7,087	(3,419)
Accrued compensation and other liabilities	(244)	597

Cash provided by operating activities	28,601	30,554

Cash Flows from Investing Activities:
Property, plant and equipment additions	(14,437)	(14,914)

Cash used in investing activities	(14,437)	(14,914)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	1,388	569
Other stock related activity	1,455	470
Purchase and cancellation of common stock	(1,203)	(1,443)

Cash provided by (used in) financing activities	1,640	(404)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	71	(111)

Net Increase in Cash and Cash Equivalents	15,875	15,125
Cash and Cash Equivalents, Beginning of Period	50,196	30,463

Cash and Cash Equivalents, End of Period	$66,071	$45,588

Supplemental Cash Flow Information
Cash paid for interest expense	$165	$167
Cash paid for income taxes	$26,872	$23,212

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2012 AND SEPTEMBER 24, 2011

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on NASDAQ is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2012. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

2.	Stock Dividend

On May 15, 2012, our Board of Directors declared a two-for-one split of our common stock, payable in the form of a stock dividend of one share for each share held. The Board set June 1, 2012 as the record date for the determination of the shareholders entitled to receive the additional shares. The shares were distributed to the shareholders of record on June 15, 2012. All amounts related to shares, share prices and earnings per share have been retroactively restated. In addition, shareholders' equity has been retroactively restated by reclassifying the par value of the additional shares issued to common stock from additional paid in capital.

3.	Discontinued Operations

On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business due to continued operating losses and to focus on growing our North American business. ScanTech was headquartered outside Stockholm, Sweden and distributed a line of Volvo and Saab replacement parts throughout the world. During the thirty-nine weeks ended September 29, 2012, we reclassified approximately $3.0 million of previously recorded currency translation adjustments from accumulated other comprehensive income to net income as a result of our substantial liquidation of our investment and recorded a deferred tax asset of $1.5 million related to foreign tax credits we expect to utilize in the future. Additionally, included in ScanTech’s costs of goods sold are $0.8 million of reductions of previously recognized inventory reserves resulting from the sale of inventory during the thirty-nine weeks ended September 29, 2012. Similarly, we recorded charges to write-down inventory and tooling by approximately $2.9 million during the thirty-nine weeks ended September 24, 2011, which were included in cost of goods sold. We also recorded $0.6 million in charges for asset write-downs and employee related costs, which were included in selling, general and administrative expenses during the thirteen weeks ended September 24, 2011.

The following table summarizes ScanTech’s net sales and income before taxes which have been presented as a discontinued operation in the Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended September 29, 2012 and September 24, 2011:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net sales	$16	$3,667	$2,908	$12,446
Income (loss) before taxes	$12	$(3,517)	$3,125	$(4,433)

4.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our consolidated balance sheet at the time of the sales transactions. We do not service the receivables after the sales transactions. Pursuant to these agreements, we sold $235.2 million and $149.7 million of accounts receivable during the thirty-nine weeks ended September 29, 2012 and September 24, 2011, respectively. If receivables had not been sold, $165.8 million and $137.0 million of additional receivables would have been outstanding at September 29, 2012 and December 31, 2011, respectively, based on standard payment terms. Selling, general and administrative expenses for the thirty-nine weeks ended September 29, 2012 and September 24, 2011 included $3.3 million and $2.7 million, respectively, in financing costs associated with these accounts receivable sales programs.

5.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of average cost or market. Inventories were as follows:

(in thousands)	September 29, 2012	December 31, 2011
Bulk product	$46,904	$41,761
Finished product	84,725	71,437
Packaging materials	2,673	2,647

Total	$134,302	$115,845

6.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of incentive stock options, non-qualified stock options and shares of restricted stock or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. At September 29, 2012, 1,676,200 shares were available for grant under the Plan.

We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for stock options for the thirty-nine weeks ended September 29, 2012 and September 24, 2011 was $151,000 and $188,000, respectively, before taxes. The compensation cost recognized is classified as selling, general and administrative expense in our Consolidated Statements of Operations. No compensation cost was capitalized during fiscal 2012 or fiscal 2011. We have included a forfeiture assumption of 5.4% for fiscal 2012 and fiscal 2011 in the calculation of compensation cost. Cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements are classified as a cash flow from financing activities.

We use the Black-Scholes option valuation model to estimate the fair value of options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and is calculated using historical option exercise data. The risk-free rate is based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. We granted 20,000 stock options during the thirty-nine weeks ended September 29, 2012.

The following table summarizes our stock option activity for the thirty-nine weeks ended September 29, 2012:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 31, 2011	692,800	$5.46
Granted	20,000	22.71
Exercised	(344,100)	4.22

Balance at September 29, 2012	368,700	$7.55	4.6	$8,835,000
Options exercisable at September 29, 2012	228,700	$5.32	3.2	$5,990,000

The total intrinsic value of stock options exercised in the thirty-nine weeks ended September 29, 2012 was $6.8 million. Cash received from option exercises under the Plan in the thirty-nine weeks ended September 29, 2012 was $1.4 million. The excess tax benefit generated from options which were exercised in the thirty-nine weeks ended September 29, 2012 was $2.4 million and was credited to additional paid in capital.

As of September 29, 2012, there was approximately $0.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.3 years.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period. Compensation cost related to restricted stock is recognized on a straight-line basis over the vesting period. We retain the restricted stock until the vesting provisions have been met. No dividends are paid on restricted stock. Compensation cost related to restricted stock was $599,000 and $267,000 for the thirty-nine weeks ended September 29, 2012 and September 24, 2011, respectively. We granted 10,000 shares of restricted stock during the thirty-nine weeks ended September 29, 2012.

The following table summarizes our restricted stock activity for the thirty-nine weeks ended September 29, 2012:

	Shares	Weighted Average Price
Nonvested at December 31, 2011	204,800	$17.12
Granted	10,000	22.71
Vested	(34,750)	16.18

Nonvested at September 29, 2012	180,050	$17.61

As of September 29, 2012, there was approximately $2.7 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 3.5 years.

7.	Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding stock options and unvested restricted stock as calculated using the treasury stock method. However, in periods when the exercise price of our stock options, by grant, is greater than our average stock price during the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. Options to purchase 50,000 and 30,000 shares of common stock were outstanding at September 29, 2012 and September 24, 2011, respectively, but were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share data)	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Numerator:
Net income from continuing operations	$19,756	$15,016	$51,156	$41,045
Net income (loss) from discontinued operations	586	(3,516)	4,506	(4,412)

Net income	$20,342	$11,500	$55,662	$36,633

Denominator:
Weighted average basic shares outstanding	36,240	35,933	36,089	35,842
Effect of stock-based compensation awards	382	485	400	523

Weighted average diluted shared outstanding	36,622	36,418	36,489	36,365

Earnings Per Share:
Basic:
Net income from continuing operations	$0.54	$0.42	$1.41	$1.15
Net income (loss) from discontinued operations	0.02	(0.10)	0.13	(0.13)

Net income	$0.56	$0.32	$1.54	$1.02

Diluted:
Net income from continuing operations	$0.54	$0.41	$1.40	$1.13
Net income (loss) from discontinued operations	0.02	(0.09)	0.13	(0.12)

Net income	$0.56	$0.32	$1.53	$1.01

8.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the thirty-nine weeks ended September 29, 2012, we repurchased and cancelled 47,308 shares of common stock at an average price of $25.44 per share. During the fifty-three weeks ended December 31, 2011, we repurchased and cancelled 90,268 shares of common stock at an average price of $17.59 per share.

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

At September 29, 2012, we had $2.0 million of net unrecognized tax benefits, $1.3 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 29, 2012, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

The last United States federal income tax return examined by the Internal Revenue Service was 2005, and all years up through and including that year are closed by examination. We are currently under examination for the tax years 2007-2009 by one state tax authority and tax years 2008-2010 by another state tax authority to which we are subject to tax. The tax years 2008-2011 remain open to examination by the remaining major taxing jurisdictions in the United States to which we are subject. The tax years 2007-2011 remain open to examination in Sweden for our Swedish subsidiary.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to: (i) competition in the automotive aftermarket; (ii) unfavorable economic conditions; (iii) the loss or decrease in sales among one of our top customers; (iv) customer consolidation in the automotive aftermarket leading to less favorable customer contract terms; (v) the cancellation or rescheduling of orders; (vi) foreign currency fluctuations and our dependence on foreign suppliers; (vi) extended credit to customers who may be unable to pay; (vii) the loss of a key vendor; (viii) limited customer shelf space; (ix) reliance on new product development; (x) patent filings made by original equipment manufacturers continuing to increase; (xi) quality problems with product after their production and sale to customers; (xii) loss of third party transportation providers on whom we depend; (xiii) improperly executed, or unrealized cost savings from, our on-going information technology initiatives; (xiv) unfavorable results of legal proceedings; (xv) dependence on senior management and control by officers, directors, and family members; (xvi) exposure to certain regulatory and financial risks related to climate change; and (xvii) healthcare reform legislation. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

Introduction

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes thereto of Dorman Products, Inc. and its subsidiaries included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Overview

We are a supplier of automotive replacement parts, fasteners and service line products primarily for the automotive aftermarket. We market approximately 128,000 different automotive replacement parts (including brake parts), fasteners and service line products which are manufactured to our specifications. Approximately 26% of our parts and 63% of our net sales consist of parts and fasteners that were original equipment dealer “exclusive” items at the time of their introduction. Original equipment dealer “exclusive” parts are those which were traditionally available to consumers only from original equipment manufacturers or salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys and harmonic balancers. Fasteners include such items as oil drain plugs and wheel lug nuts. Approximately 79% of our products are sold under our brand names and the remainder are sold for resale under customers' private labels, other brands or in bulk. Our products are sold primarily in the United States and Canada through automotive aftermarket retailers (such as AutoZone, Advance Auto Parts and O'Reilly Automotive), national, regional and local warehouse distributors (such as Carquest Auto Parts and NAPA Auto Parts), specialty markets and salvage yards.

Although we distribute automotive replacement parts internationally, with sales into Europe, Mexico, the Middle East, Asia and Canada, we generate over 90% of our revenues from customers in the North American automotive aftermarket. The aftermarket has benefited from some of the factors affecting the general economy including the recent recession, tighter credit and higher unemployment. These conditions as well as others have resulted in consumers owning their vehicles longer as the average age of a vehicle on the road has increased to 10.8 years. This trend, if it continues, will increase the number of automotive parts that need replacing. Another important statistic impacting our market is total miles driven. Total U.S. miles driven increased slightly in 2009 and 2010, but has since declined. We believe that the combination of these factors accounted for a portion of our sales growth.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.8	62.8	62.5	63.2

Gross profit	38.2	37.2	37.5	36.8
Selling, general and administrative expenses	18.3	19.3	18.8	19.9

Income from operations	19.9	17.9	18.7	16.9
Interest expense, net	0.0	0.0	0.1	0.0

Income from continuing operations before income taxes	19.9	17.9	18.6	16.9
Provision for income taxes	7.3	6.4	6.9	6.0

Net income from continuing operations	12.6%	11.5%	11.7%	10.9%

Thirteen Weeks Ended September 29, 2012 Compared to Thirteen Weeks Ended September 24, 2011

Net sales increased 20% to $156.4 million for the thirteen weeks ended September 29, 2012 from $130.6 million for the thirteen weeks ended September 24, 2011. Our revenue growth was primarily driven by strong overall demand for our products and higher revenues from recently introduced products. In addition, sales during the third fiscal quarter of 2012 benefitted from the shipment of several large line updates to a few large customers.

Cost of goods sold, as a percentage of net sales, decreased to 61.8% for the thirteen weeks ended September 29, 2012 from 62.8% for the thirteen weeks ended September 24, 2011. The improvement was due primarily to a favorable sales mix towards higher margin products, lower transportation costs and lower provisions for excess and obsolete inventory.

Selling, general and administrative expenses were approximately $28.6 million for the thirteen weeks ended September 29, 2012 compared to $25.2 million for the thirteen weeks ended September 24, 2011, but declined as a percentage of net sales to 18.3% from 19.3%. The spending increase was the result of higher variable costs related to our sales increase, additional product development spending, higher incentive compensation expenses and inflationary increases.

Interest expense, net, approximated prior year levels for the thirteen weeks ended September 29, 2012.

Our effective tax rate was 36.5% for the thirteen weeks ended September 29, 2012 compared to 35.8% for the thirteen weeks ended September 24, 2011. The effective tax rate in 2012 benefitted from a 2011 tax credit of $0.3 million. The 2011 effective rate was favorably impacted by the reversal of interest accrued for uncertain tax positions.

Thirty-nine Weeks Ended September 29, 2012 Compared to Thirty-nine Weeks Ended September 24, 2011

Net sales increased 15% to $435.4 million for the thirty-nine weeks ended September 29, 2012 from $377.8 million for the thirty-nine weeks ended September 24, 2011. Our revenue growth was primarily driven by strong overall demand for our products and higher revenues from recently introduced products.

Cost of goods sold, as a percentage of net sales, decreased to 62.5% for the thirty-nine weeks ended September 29, 2012 from 63.2% for the thirty-nine weeks ended September 24, 2011. The decrease was primarily due to a favorable change in sales mix towards higher margin products, lower transportation costs and lower provisions for excess and obsolete inventory.

Selling, general and administrative expenses were approximately $82.1 million for the thirty-nine weeks ended September 29, 2012 compared to $75.1 million for the thirty-nine weeks ended September 24, 2011, but declined as a percentage of sales to 18.8% from 19.9%. The spending increase was the result of higher variable costs related to our sales increase, additional product development spending, increased incentive compensation expenses and inflationary increases.

Interest expense, net, approximated prior year levels for the thirty-nine weeks ended September 29, 2012.

Our effective tax rate was 37.0% for the thirty-nine weeks ended September 29, 2012 compared to 35.7% for the thirty-nine weeks ended September 24, 2011. The effective tax rate in fiscal 2011 was favorably impacted by the 2011 receipt of tax exempt life insurance proceeds to fund an officer’s death benefit.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. At September 29, 2012, working capital was $311.6 million, while shareholders’ equity was $372.3 million. Cash and cash equivalents as of September 29, 2012 was $66.1 million.

Over the past several years we extended payment terms to certain customers as a result of customer requests and market demands. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. Without these programs, these extended terms would have resulted in increased accounts receivable and significant uses of cash flow. Pursuant to these agreements, we sold accounts receivable in the aggregate amount of $235.2 million and $149.7 million during the thirty-nine weeks ended September 29, 2012 and September 24, 2011, respectively. If receivables had not been sold, $165.8 million and $137.0 million of additional receivables would have been outstanding at September 29, 2012 and December 31, 2011, respectively, based on standard payment terms.

We have a $30.0 million revolving credit facility which expires in June 2013. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 100 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at September 29, 2012 was LIBOR plus 100 basis points (1.21%). There were no borrowings under the facility as of September 29, 2012. As of September 29, 2012, we had three outstanding letters of credit for approximately $0.9 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.1 million available under the facility at September 29, 2012. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

Cash generated from our operating activities was $28.6 million in the thirty-nine weeks ended September 29, 2012. Net income and accounts payable increases of $7.1 million were the primary sources of operating cash flow. Accounts payable increased due to the timing of payments to suppliers and higher inventory purchases. The primary uses of cash were inventory, which increased $18.4 million in conjunction with our sales growth and efforts to improve customer order fill rates, and accounts receivables which increased $16.4 million due to our sales growth.

Investing activities used $14.4 million of cash in the thirty-nine weeks ended September 29, 2012 as a result of additions to property, plant and equipment. Capital spending in the thirty-nine weeks ended September 29, 2012 primarily consisted of upgrades to information systems, tooling associated with new products, and scheduled equipment replacements. In the third quarter of 2010, we began a project to replace our enterprise resource planning system. This project is expected to cost approximately $20.4 million in software, installation services and capitalized internal costs in fiscal 2010 through fiscal 2013. Through September 29, 2012, we have spent $13.3 million on the project, of which $6.7 million was spent in 2012.

Financing activities provided $1.6 million of cash in the thirty-nine weeks ended September 29, 2012, primarily related to proceeds received from the exercise of stock options which were partially offset by stock repurchases from the 401(k) Plan.

On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business which was headquartered outside Stockholm, Sweden. As of September 29, 2012, the business is presented as a discontinued operation in the Consolidated Statements of Operations. During the thirty-nine weeks ended September 29, 2012, net income was $4.5 million, primarily due to the reclassification of $3.0 million of previously recorded currency translation adjustments from accumulated other comprehensive income to net income as a result of our substantial liquidation of our investment and a deferred tax asset of $1.5 million related to foreign tax credits we expect to utilize in the future.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the thirty-nine weeks ended September 29, 2012, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

The largest portion of our overseas purchases comes from China. Since June 2010, the Chinese Yuan has increased approximately 6.9% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized. The cost of many of the commodities that are used in our products have fluctuated over time. During the first six months of fiscal 2011 commodity prices increased, but have since declined. The resulting increases and decreases impact the price of our products. In addition, we have periodically experienced increased transportation costs as a result of higher fuel prices. We will attempt to offset cost increases by passing along selling price increases to customers, through the use of alternative suppliers and by resourcing purchases to other countries. However there can be no assurance that we will be successful in these efforts.

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

Goodwill. We assess the qualitative factors which could affect the fair values of our reporting units on an annual basis or more frequently when an indicator of impairment exists. This annual assessment is performed during our fourth fiscal quarter each year. If, during this assessment, we conclude that it is more likely than not that the carrying value of a reporting unit exceeds its fair value, then we would perform the two-step impairment test for that reporting unit.

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

New and Recently Adopted Accounting Pronouncements

Please refer to Note 12, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowing capacity and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $1.7 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, under the supervision of the Company’s Disclosure Committee, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, were effective as of September 29, 2012.

(b) Changes in Internal Control Over Financial Reporting

During the quarter ended September 29, 2012, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended September 29, 2012, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 through July 28, 2012	2,700	$23.66	—	—
July 29, 2012 through August 25, 2012	13,400	$28.91	—	—
August 26, 2012 through September 29, 2012	—	$—	—	—

Total	16,100	$28.03	—	—

(1)	Includes shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period, if any. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan. Also includes shares purchased from the 401(k) Plan (as described in Note 8 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Item 601 Exhibit Number	Title

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the thirty-nine week period ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

November 2, 2012

\s\ Steven Berman
Steven Berman Chairman and Chief Executive Officer (Principal Executive Officer)

November 2, 2012

\s\ Matthew Kohnke
Matthew Kohnke Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the thirty-nine week period ended September 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.