Form 10-K
period 2012-12-29
Dorman Products, Inc.
filed 2013-03-01
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

(215) 997-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 Par Value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 25, 2013 the registrant had 36,465,006 shares of common stock, $0.01 par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was $540,916,389.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 29, 2012, are incorporated by reference into Part III of this annual report on Form 10-K.

DORMAN PRODUCTS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 29, 2012

The Company’s fiscal year ends on the last Saturday of the calendar year.

References to	Refers to the year ended
Fiscal 2008	December 27, 2008
Fiscal 2009	December 26, 2009
Fiscal 2010	December 25, 2010
Fiscal 2011	December 31, 2011
Fiscal 2012	December 29, 2012

PART I

Item 1. Business.

General

Dorman Products, Inc. was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

We are a supplier of automotive and heavy duty truck replacement parts and fasteners and service line products primarily for the automotive aftermarket. We market approximately 133,000 different stock keeping units (“SKU’s”) of automotive replacement parts (including brake parts), fasteners and service line products many of which we design and engineer. We believe we are the dominant aftermarket supplier of original equipment “dealer only” items. Original equipment dealer only parts are those which were traditionally available to consumers only from original equipment manufacturers or used parts from salvage yards and include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys, harmonic balancers, tire pressure monitor sensors, and keyless entry devices. Fasteners include such items as oil drain plugs, wheel bolts, and wheel lug nuts. Approximately 85% of our products are sold under our brand names and the remainder is sold for resale under customers’ private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance Auto Parts, and O’Reilly Auto Parts), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets and salvage yards. We distribute automotive replacement parts internationally, with sales into Europe, Mexico, the Middle East, Asia and Canada.

The Automotive Aftermarket

The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for projected industry sales of approximately $231 billion in 2012, and parts for medium and heavy duty trucks, which accounted for projected industry sales of approximately $77 billion in 20121. We market products primarily for passenger cars and light trucks, and, more recently, for medium and heavy duty trucks.

Two distinct groups of end-users buy replacement vehicle (automotive and truck) parts: (i) individual consumers, who purchase parts to perform “do-it-yourself” repairs on their own vehicles; and (ii) professional installers, which include vehicle repair shops and the dealership service departments. The individual consumer market is typically supplied through retailers and through the retail arms of warehouse distributors. Vehicle repair shops generally purchase parts through local independent parts wholesalers and through national parts distributors. Automobile dealership service departments generally obtain parts through the distribution systems of vehicle manufacturers and specialized national and regional parts distributors.

Spending in the light vehicle aftermarket can generally be grouped into three segments: discretionary, maintenance and repair. Discretionary, such as accessories and performance, tends to move in-line with consumer discretionary spending. Maintenance is composed of products and services, such as oil and oil changes, and tends to be less correlated with discretionary spending. The repair segment consists mainly of replacement parts which fail over time and tends to be less cyclical as it is largely comprised of parts necessary for a vehicle to function properly or safely. We believe the majority of our products fall into the repair segment.

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

Retailers and others who purchase aftermarket automotive repair and replacement parts for resale are constrained to a finite amount of space in which to display and stock products. Thus, the reputation for quality, customer service, and line profitability which a supplier enjoys are significant factors in a purchaser’s decision as to which product lines to carry in the limited space available. Further, because of the efficiencies achieved through the ability to order all or part of a complete line of products from one supplier (with possible volume discounts), as opposed to satisfying the same requirements through a variety of different sources, retailers and other purchasers of automotive parts seek to purchase products from fewer but stronger suppliers.

[1]	Source: AAIA Fact Book 2013

Brands and Products

We sell approximately 133,000 different automotive replacement parts, fasteners and service line products to meet a variety of needs. Our DORMAN® NEW SINCE 1918™ marketing campaign positions our brands under a single corporate umbrella - DORMAN®. Our products are now sold under one of the nine DORMAN® sub-brands as follows:

DORMAN® OE Solutions™	- Automotive replacement parts, such as intake manifolds, exhaust manifolds, oil cooler lines, window regulators, harmonic balancers and radiator fan assemblies.

DORMAN® HELP!®	- Automotive replacement parts, including window handles, switches, door hardware, interior trim parts, headlamp aiming screws and retainer rings, radiator parts, battery hold-down bolts and repair kits, valve train parts and power steering filler caps.

DORMAN® TECHoice™	- A value line of automotive replacement parts, including mass air flow sensors, belt tensioners, and idler pulleys.

DORMAN® AutoGrade™	- A line of application specific and general automotive hardware that is a necessary element to a complete repair. Product categories include body hardware, general automotive fasteners, oil drain plugs, and wheel hardware.

DORMAN® Conduct-Tite!®	- A selection of electrical connectors, wire, tools, testers, and accessories.

DORMAN® FirstStop™	- Value priced technician quality brake and clutch program containing more than 8,500 SKU’s.

DORMAN® Symmetry®	- A line of home hardware and home organization products specifically designed for retail merchandisers.

DORMAN® Renew®	- A selection of remanufactured automotive replacement parts engineered from new replacement parts or renewed parts. Products include transfer case modules and instrument clusters.

DORMAN® HD Solutions™	- A line of heavy duty aftermarket parts for class 4-8 heavy vehicles. Coverage includes coolant tubes, door handles and other body parts, fluid reservoirs, headlights and lighting, hood components, window regulators, and wiper transmissions.

We also generate revenues from the sale of parts that we package for ourselves, or others, for sale in bulk or under the private labels of parts manufacturers and national warehouse distributors (such as Carquest and NAPA).

We group our products into four major classes: power-train, automotive body, chassis, and hardware. The following table represents each of the four classes as a percentage of net sales for each of the last three fiscal years.

	Percentage of Net Sales
	Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Power-train	33%	33%	32%
Automotive Body	30%	28%	28%
Chassis	26%	27%	25%
Hardware	11%	12%	15%

Total	100%	100%	100%

Our power-train product line includes intake and exhaust manifolds, cooling products, harmonic balancers, fluid lines, fluid reservoirs, connectors, 4 wheel drive components and axles, drain plugs, and other engine, transmission and axle components. Our line of automotive body products include door handles and hinges, window lift motors, window regulators, switches and handles, wiper components, lighting, electrical, and other interior and exterior automotive body components. Chassis products include brake hardware and hydraulics, wheel and axle hardware, suspension arms, knuckles, links, bushings, and other suspension, steering and brake components. Hardware products include threaded bolts, auto body and home fasteners, automotive and home electrical wiring components, and other hardware assortments and merchandise.

Our HD Solutions™ brand of New to the Heavy Duty Aftermarket parts provides coverage for class 4-8 heavy vehicles in a variety of product lines including coolant tubes, door handles and other body parts, fluid reservoirs, headlights and lighting, hood components, window regulators, wiper transmissions, and many other parts. Our Heavy Duty Aftermarket parts feature re-engineered replacement parts aimed at increasing durability, complete kits that yield time and cost savings, and products that enable technicians to replace just the failed unit component part rather than an entire assembly.

In September 2011, our Board of Directors approved the exit from the international portion of our ScanTech business, which was headquartered outside of Stockholm, Sweden. ScanTech marketed and distributed a line of Volvo and Saab replacement parts throughout the world. As part of the exit, ScanTech’s North American business, which was serviced from Sweden, was transferred to our U.S. distribution centers, while ScanTech’s international business was liquidated.

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

Through careful evaluation, exacting design and precise tooling, we are frequently able to offer products which fit a broader range of makes and models than the original equipment parts they replace. One such innovation is our replacement intake manifold which fits not only a variety of Chevrolet, Ford and Chrysler models, but also a range of foreign makes and models. We also developed a window lift motor which fits not only a variety of General Motors models, but also Toyota, Mitsubishi and Suzuki vehicles. This flexibility assists retailers and other purchasers in maximizing the productivity of the limited space available for each class of part sold. Further, where possible, we improve our parts so they are better than the parts they replace. Thus, many of the our products are simpler to install or use, such as a replacement “split boot” for a constant velocity joint that can be installed without disassembling the joint itself and a replacement spare tire hold-down bolt that is longer and easier to thread than the original equipment bolt it replaced. In addition, we often package different items in complete kits to ease installation.

Ideas for expansion of our product lines arise through a variety of sources. We maintain an in-house product management staff that routinely generates ideas for new parts and the expansion of existing lines. Further, we maintain an “800” telephone number and an Internet site for “New Product Suggestions” and receive, either through our sales force or product development team, many ideas from our customers and end-users as to which types of presently unavailable parts the ultimate consumers are seeking.

Sales and Marketing

We market our products to three groups of purchasers who in turn supply individual consumers and professional installers. As of December 29, 2012:

(i) approximately 49% of our revenues were generated from sales to automotive aftermarket retailers (such as AutoZone, Advance Auto Parts, and O’Reilly Auto Parts), local independent parts wholesalers and national general merchandise chain retailers. We sell many of our products to virtually all major chains of automotive aftermarket retailers;

(ii) approximately 43% of our revenues were generated from sales to automotive parts distributors (such as Carquest and NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

(iii) the balance of our revenues (approximately 8%) are generated from international sales and sales to special markets, which include, among others, mass merchants (such as Wal-Mart), salvage yards and the parts distribution systems of parts manufacturers.

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

We prepare a number of catalogs, application guides and training materials designed to describe our products and other applications as well as to train our customers’ sales teams in the promotion and sale of our products. A catalog of all of our parts is available on our website.

We currently service more than 2,800 active accounts. During fiscal 2012, fiscal 2011 and fiscal 2010, four customers (AutoZone, Advance Auto Parts, O’Reilly Auto Parts and Genuine Parts Co.) each accounted for more than 10% and in the aggregate accounted for 57% of net sales in each period.

Manufacturing

Substantially all of our products are manufactured by third parties. Because numerous manufacturers are available to manufacture our products, we are not dependent upon the services of any one manufacturer or any small group of them. No one manufacturer supplies more than 10% of our products. In fiscal 2012, as a percentage of our total dollar volume of purchases, approximately 20% of our products were purchased from various suppliers throughout the United States and the balance of our products were purchased directly from vendors in a variety of foreign countries.

Once a new product has been identified, our engineering department produces detailed proprietary engineering drawings and prototypes which are used to solicit bids for manufacture from a variety of vendors in the United States and abroad. After a vendor is selected, the vendor produces tooling which we then own. A pilot run of the product is produced and subjected to rigorous testing by our engineering department and, on occasion, by outside testing laboratories and facilities in order to evaluate the precision of manufacture and the resiliency and structural integrity of the materials used. If acceptable, the product then moves into full production.

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

We ship our products from all of our locations by contract carrier, common carrier or parcel service. Products are generally shipped to the customer’s main warehouses for redistribution within their network. In certain circumstances, at the request of the customer, we ship directly to the customer’s stores either via smaller direct ship orders or consolidated store orders that are cross docked.

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

Employees

At December 29, 2012, we had 1,321 employees worldwide, essentially all of which were employed full-time. Of these employees, 817 were engaged in production, inventory, and quality control, 254 were involved in engineering, product development and purchasing, 106 were employed in sales and customer service, and the remaining 144 were devoted to administration.

No domestic employees are covered by any collective bargaining agreement. We consider our relations with our employees to be generally good.

Available Information

Our Internet address is www.dormanproducts.com. The information on this website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K. This website is, and is only intended to be, for reference purposes only. We make available free of charge on our web site our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Dorman Products, Inc. - Office of General Counsel, 3400 East Walnut Street, Colmar, Pennsylvania 18915.

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

We May Lose Business to Competitors.

Competition within the automotive aftermarket parts business is intense. We compete in North America with both original equipment parts manufacturers and with companies that, like us, supply parts only to the automotive aftermarket. We expect such competition to continue. If we are unable to compete successfully in our industry we could lose customers.

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

The Loss or Decrease in Sales Among One of Our Top Customers Could Have a Substantial Negative Impact on Our Sales and Operating Results.

A significant percentage of our sales has been, and will continue to be, concentrated among a relatively small number of customers. During fiscal 2012, fiscal 2011 and fiscal 2010, four customers (AutoZone, Advance Auto Parts, O’Reilly Auto Parts and Genuine Parts Co.) each accounted for more than 10% and in the aggregate accounted for 57% of net sales in each period. We anticipate that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results.

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

Our Business May be Negatively Impacted By Foreign Currency Fluctuations and Our Dependence on Foreign Suppliers.

In fiscal 2012, approximately 80% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value relative to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases is from China. Since June 2010, the Chinese Yuan has increased approximately 7.2% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

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

We Extend Credit to Our Customers Who May Be Unable to Pay In the Future.

We regularly extend credit to our customers. A significant percentage of our accounts receivable have been, and will continue to be concentrated among a relatively small number of automotive retailers and automotive parts distributors in the United States. Our five largest customers accounted for 86% and 83% of total accounts receivable as of December 29, 2012 and December 31, 2011, respectively. Management continually monitors the credit terms and credit limits of these and other customers. If any of these customers were unable to pay, our business and financial condition would be adversely affected.

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

We Have No History of Paying Regular Dividends And Do Not Intend to Pay Regular Dividends.

On December 5, 2012, we announced a special cash dividend of $1.50 per share payable on December 28, 2012 to shareholders of record at the close of business on December 17, 2012. This special cash dividend notwithstanding, we do not intend to pay regular cash dividends. Rather, for the foreseeable future, we intend to retain our earnings, if any, for the operation and continued expansion of our business.

Dorman’s Chairman of the Board and Chief Executive Officer and His Family Members Control the Company.

As of February 22, 2013, Steven L. Berman, our Chairman and Chief Executive Officer and director of Dorman Products, Inc., and his family members beneficially own approximately 31% of the outstanding Common Stock, have a controlling influence over the election of the Board of Directors and the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and the affairs of the Company. Such concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

Our operations, revenues and operating results, and the operations of our third party manufacturers, suppliers and customers, may be subject to quarter to quarter fluctuations and disruptions from events beyond our or their control.

Our operations, revenues and operating results, as well as the operations of our third party manufacturers, suppliers and customers, may be subject to quarter to quarter fluctuations and disruptions from a variety of causes outside of our or their control, including work stoppages, market volatility, acts of war, terrorism, cyber incidents, pandemics, fire, earthquake, flooding, changes in weather patterns, weather or seasonal fluctuations or other climate-based changes, including hurricanes or tornadoes, or other natural disasters. If a major disruption were to occur at our operations or the operations of our third party manufacturers, suppliers or customers, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations, any of which could have a material adverse effect on our business, revenues and operating results.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Facilities

We currently have 15 warehouse and office facilities located throughout the United States, Canada, China and India. Two of these facilities are owned and the remainder are leased. Our headquarters and principal warehouse facilities are as follows:

Location	Description

Colmar, PA	Corporate Headquarters Warehouse and office - 339,500 sq. ft. (leased) (1)
Warsaw, KY	Warehouse and office - 540,500 sq. ft. (owned)
Portland, TN	Warehouse and office - 475,000 sq. ft. (leased)
Louisiana, MO	Warehouse and office - 90,000 sq. ft. (owned)

(1)	We lease the Colmar facility from a partnership of which Steven L. Berman, Chairman of the Board and Chief Executive Officer of the Company, and his family members are partners. Under our lease agreement we paid rent of $4.45 per square foot ($1.5 million per year) in fiscal 2012. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. On November 15, 2012, we entered into a new lease with the partnership that expires on December 31, 2017. In the opinion of the Audit Committee, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

Item 3. Legal Proceedings.

We are a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, competitive practices, trademark and patent rights, product liability claims and other matters arising out of the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, would likely have a material financial impact on the Company and we believe the range of reasonably possible losses from current matters continues to be immaterial.

Item 4. Mine Safety Disclosures.

Not applicable

Item 4.1. Executive Officers of the Registrant.

Executive Officers of the Registrant.

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position with the Company

Louis R. Arace	44	Senior Vice President, Supply Chain

Mathias J. Barton	53	Co-President

Joseph M. Beretta	58	Co-President

Steven L. Berman	53	Chairman of the Board, Chief Executive Officer, Secretary-Treasurer

Jeffrey L. Darby	45	Senior Vice President, Sales and Marketing

Michael B. Kealey	38	Senior Vice President, Product

Thomas J. Knoblauch	56	Vice President, General Counsel and Assistant Secretary

Matthew S. Kohnke	41	Vice President, Chief Financial Officer

Louis R. Arace joined the Company in January, 2012 as Senior Vice President, Supply Chain. From 2010 to 2012 Mr. Arace was a partner at Logistics Resources International, a distribution and transportation consultant, where he was responsible for improving the supply chain performance of the firm’s clients. Prior to joining Logistics Resources International, Mr. Arace served as Chief Supply Chain Officer for Nutrisystem, Inc. and Senior Vice President, Global Operations at Cardone Industries, Inc., a manufacturer and supplier of automotive replacement parts. He is a graduate of Messiah College and has earned his MBA from Pennsylvania State University.

Mathias J. Barton joined the Company in November 1999 as Senior Vice President, Chief Financial Officer. He became co-President of the Company in February 2011. Prior to joining the Company, Mr. Barton was Senior Vice President and Chief Financial Officer of Central Sprinkler Corporation, a manufacturer and distributor of automatic fire sprinklers, valves and component parts. From May 1989 to September 1998, Mr. Barton was employed by Rapidforms, Inc., a manufacturer of business forms and other products, most recently as Executive Vice President and Chief Financial Officer. He is a graduate of Temple University.

Joseph M. Beretta joined the Company in January 2004 as Senior Vice President, Product. He became co-President of the Company in February, 2011. Prior to joining the Company, Mr. Beretta was employed by Cardone Industries, Inc., most recently as its Chief Operating Officer. Cardone is a re-manufacturer and supplier of automotive replacement parts. He is a graduate of Oral Roberts University.

Steven L. Berman is Chairman of the Board, Chief Executive Officer, and Secretary-Treasurer of the Company. Mr. Berman became Chairman and Chief Executive Officer in January 2011 and Secretary-Treasurer in 1978. He previously held the positions of President and a director of the Company from October 24, 2007 to January 30, 2011. Prior to October 24, 2007, he served as Executive Vice President, Secretary-Treasurer and a director of the Company since its inception in 1978. Since the inception of the Company in October 1978 until October 25, 2007, Mr. Berman served as Executive Vice President. He attended Temple University.

Jeffrey L. Darby joined the Company in November 1998 as a National Account Manager. He became Senior Vice President of Sales and Marketing in February 2011. Prior to joining the Company, Mr. Darby worked for Federal Mogul Corporation/Moog Automotive, a automotive parts supplier, beginning in 1990. He holds an MBA Degree from Fairleigh Dickenson University and a B.A. Degree from William Paterson University.

Michael B. Kealey joined Dorman Products in November of 2002, as a Product Manager. He became Senior Vice President - Product in February 2011. He previously held the positions of Vice President - Product from January 2007 through January 2011, and Director - Product Management from April 2003 through December 2006. Prior to joining the company, Mr. Kealey was employed by Eastern Warehouse Distributors, Inc., a distributor of automotive replacement parts, most recently as Vice President - Purchasing. He attended Temple University.

Thomas J. Knoblauch joined the Company in April 2005 as Vice President and General Counsel. In May 2005, Mr. Knoblauch was appointed Assistant Secretary. Prior to joining the Company he was Corporate Counsel at SunGard Data Systems, Inc. a software and technology services company, from 1996 to 2000 and General Counsel at Rosenbluth International, Inc., a corporate travel company, from 2000 to May, 2005. He is a graduate of Widener University, St. Joseph’s University, the Widener University School of Law, and the Temple University Beasley School of Law Graduate Tax Program. Mr. Knoblauch is a member of both the Pennsylvania and New York Bar.

Matthew S. Kohnke joined Dorman Products in May 2002 as Vice President - Corporate Controller. He became Vice President and Chief Financial Officer of the Company in February 2011. Prior to joining the Company, Mr. Kohnke worked for Arthur Andersen LLP, beginning as an intern in January 1992 and advancing to manager in the Audit and Business Advisory practice. He is a graduate of Villanova University.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded publicly on the NASDAQ Global Select Stock Market under the ticker symbol “DORM”. At February 25, 2013 there were 202 holders of record of common stock, representing more than 2,700 beneficial owners. The last price for our common stock on February 25, 2013, as reported by the NASDAQ Global Select Stock Market, was $34.30 per share. On December 28, 2012, we paid a special cash dividend to all common stockholders of record on December 17, 2012 of $1.50 for each share of common stock outstanding. We do not presently contemplate paying regular or special dividends in the foreseeable future. The range of high and low sales prices for our common stock for each quarterly period of fiscal 2012 and fiscal 2011 are as follows:

	2012 (1)		2011 (1)
	High	Low	High	Low
First Quarter	$25.67	$18.05	$20.85	$14.63
Second Quarter	26.06	21.94	21.52	16.67
Third Quarter	31.95	24.11	21.50	13.29
Fourth Quarter	34.97	28.90	20.28	14.36

(1)	On June 15, 2012, we paid a stock dividend to all shareholders of our common stock of record on June 1, 2012 of one share of common stock for each share of common stock outstanding. All share price information has been adjusted to reflect the stock dividend paid on June 15, 2012.

For the information regarding our equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return for our common stock with the cumulative total shareholder return for the Automotive Parts & Accessories Peer Group of the Morningstar Group Index (formerly Hemscott Group Index) and the NASDAQ Composite Market Index for the period from December 29, 2007 to December 29, 2012. The Automotive Parts & Accessories Peer Group is comprised of 37 public companies and the information was furnished by Morningstar, Inc. through Zacks Investment Research, Inc. The graph assumes $100 invested on December 29, 2007 in our common stock and each of the indices, and that the dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies.

Stock Repurchases

We periodically repurchase shares from the Dorman Products, Inc, 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants elect to sell units as permitted by the 401(k) Plan or to leave the 401(k) Plan upon retirement, termination or other reasons. We purchased 70,208 shares from the 401(k) Plan during the fiscal year ended December 29, 2012.

During the last three months of the fiscal year ended December 29, 2012, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 30, 2012 through October 27, 2012	9,300	$30.67	—	—
October 28, 2012 through November 24, 2012	6,700	$32.73	—	—
November 25, 2012 through December 29, 2012	8,559	$34.12	—	—

Total	24,559	$32.43	—	—

(1)	Includes shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period, if any. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan. Also included shares purchased from the Dorman Products, Inc. 401(k) Retirement Plan and Trust (as described in Note 12 to the Notes to Consolidated Financial statements in this annual report on Form 10-K).

Item 6. Selected Financial Data.

	Fiscal year ended (1)
(in thousands, except per share data)	December 29, 2012 (d)	December 31, 2011 (e)	December 25, 2010	December 26, 2009	December 27, 2008
Statement of Operations Data:
Net sales	$570,420	$513,432	$438,205	$358,519	$322,512
Income from operations	104,231	87,637	76,807	44,098	28,981
Net income from continuing operations	66,405	56,202	48,101	26,968	18,136
Net income (loss) from discontinued operations (a)	4,557	(2,925)	(1,963)	(473)	(323)

Net income	$70,962	$53,277	$46,138	$26,495	$17,813

Earnings per share (b)
Basic
Net income from continuing operations	$1.84	$1.57	$1.35	$0.76	$0.51
Net income (loss) from discontinued operations	0.12	(0.08)	(0.06)	(0.01)	(0.01)

Net income	$1.96	$1.49	$1.29	$0.75	$0.50

Diluted
Net income from continuing operations	$1.82	$1.55	$1.33	$0.75	$0.50
Net income (loss) from discontinued operations	0.12	(0.08)	(0.06)	(0.01)	(0.01)

Net income	$1.94	$1.47	$1.27	$0.74	$0.49

Balance Sheet Data:
Total assets	$406,309	$376,693	$323,159	$257,402	$243,422
Working capital	$272,364	$265,600	$218,935	$173,153	$160,237
Long-term debt	$—	$—	$—	$266	$15,356
Dividends paid (c)	$54,716	$—	$—	$—	$—
Shareholders’ equity	$332,872	$317,103	$263,153	$215,335	$187,844

(1)	We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year.

(a)	On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business due to continued operating losses and to focus on growing our North American business. The results of ScanTech have been presented as a discontinued operation in the Statement of Operations data presented above.
(b)	On June 15, 2012, we paid a stock dividend to all shareholders of our common stock of record on June 1, 2012 of one share of common stock for each share of common stock outstanding. All per share information has been adjusted to reflect the stock dividend paid on June 15, 2012.
(c)	On December 5, 2012, we announced a special cash dividend of $1.50 per share of common stock payable on December 28, 2012 to shareholders of record at the close of business on December 17, 2012.
(d)	Net income from discontinued operations includes a reclassification of approximately $3.0 million of a previously recognized currency translation adjustments from accumulated other comprehensive income to net income ($0.08 per share) and $1.4 million of benefits related to foreign tax credits we expect to utilize in the future ($0.04 per share).
(e)	Net income from discontinued operations includes charges of $2.2 million to write down inventory and tooling ($0.06 per share) and $0.4 million to write down other assets and to accrue employee-related costs ($0.01 per share).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, unfavorable economic conditions, loss of key suppliers, loss of third-party transportation providers, an increase in patent filings by original equipment manufacturers, quality problems, delay in the development and design of new products, space limitations on our customers’ shelves, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, timing and amount of customers’ orders of Company’s products, dependence on senior management and other risks and factors identified from time to time in the reports the Company files with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in “Part I, Item 1A Risk Factors.”

Overview

We are a supplier of automotive and heavy duty truck replacement parts and fasteners, and service line products primarily for the automotive aftermarket. We market approximately 133,000 SKU’s many of which we design and engineer. These SKU’s are sold under our various brand names, under our customers’ private label brands or in bulk. We believe we are the dominant aftermarket supplier of original equipment dealer “exclusive” items. Original equipment dealer “exclusive” parts are those parts which were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys, harmonic balancers, tire pressure monitor sensors, and keyless entry devices.

We generate over 90% of our revenues from customers in the North American automotive aftermarket, primarily in the United States and Canada. Our products are sold through automotive aftermarket retailers; national, regional and local warehouse distributors and specialty markets; and salvage yards. We distribute automotive replacement parts outside the United States, with sales into Europe, Mexico, the Middle East and Asia.

Executive Overview

We achieved record net sales and net income in 2012. Net sales from continuing operations increased 11% over 2011 levels to $570.4 million, while net income from continuing operations increased 18% to $66.4 million. We believe our strong financial results have been driven by favorable industry dynamics, sales growth resulting from new product sales, continued investments in new product development and a commitment to process improvements.

The automotive aftermarket has benefited from some of the factors affecting the general economy, including the impact of the recent recession, continued high unemployment, and high gas prices. We believe vehicle owners have become more likely to keep their current vehicles longer and perform necessary repairs and maintenance in order to keep those vehicles well maintained as a result of these factors. According to data published by the Automotive Aftermarket Industry Association in 2012, the average age of vehicles on the road was 10.8 years as of December 2011. Another important statistic that impacts our business is the number of miles driven, which has remained essentially flat since 2009. However, the combination of vehicle age and miles driven accounts for a portion of our sales growth.

The overall automotive aftermarket in which we compete has benefited from the conditions mentioned above. However, our customer base has consolidated in recent years. As a result, our customers regularly seek more favorable pricing, product returns and extended payment terms when negotiating with us. We attempt to avoid or minimize these concessions as much as possible, but we have granted pricing concessions, increased customer payment terms and allowed higher level of product returns in certain cases. These concessions impact our profit levels and may require additional capital to finance the business. We expect our customers to continue to exert pressure on our margins as the customer base continues to consolidate.

We rely on new product development as a way to offset some of these customer demands and as our primary vehicle for growth. As such, new product development is a critical success factor for us. We have made incremental investments to increase our new product development efforts each year since 2003 in an effort to grow our business and strengthen our relationships with our customers. The investments are primarily in the form of increased product development resources, increased customer and end-user awareness programs and customer service improvements. These investments have enabled us to provide an expanding array of new product offerings and grow revenues at levels that exceed market growth rates.

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here will be on Formerly Dealer Only parts as it is on the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have over 235 SKU’s in our medium and heavy duty product line. Revenues from this product line were less than 1% of our net sales in 2012.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

We operate on a fifty-two, fifty-three week period ended on the last Saturday of the calendar year. The fiscal years ended December 29, 2012 and December 25, 2010 were fifty-two week periods. The fiscal year ended December 31, 2011 was a fifty-three week period.

Discontinued Operations

On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business due to continued operating losses and to focus on growing our North American business. ScanTech was headquartered outside Stockholm, Sweden and distributed a line of Volvo and Saab replacement parts throughout the world. ScanTech’s results of operations have been presented as a discontinued operation in the Consolidated Statement of Operations.

Asset Write Downs

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Percentage of Net Sales
	Years Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	62.3	63.1	61.4

Gross profit	37.7	36.9	38.6
Selling, general and administrative expenses	19.4	19.8	21.1

Income from operations	18.3	17.1	17.5
Interest expense, net	0.0	0.1	0.0

Income from continuing operations before income taxes	18.3	17.0	17.5
Provision for income taxes	6.7	6.1	6.5

Net income from continuing operations	11.6%	10.9%	11.0%

Fiscal Year Ended December 29, 2012 Compared to Fiscal Year Ended December 31, 2011

Net sales increased 11% over the prior year to $570.4 million from $513.4 million last year. Excluding the impact of an additional $4.8 million in sales due to a fifty-third week in fiscal 2011, revenues increased 12% over fiscal 2011 levels. Our revenue growth continues to be driven by overall strong demand for our products and higher new product sales.

Cost of goods sold, as a percentage of net sales decreased to 62.3% in fiscal 2012 from 63.1% in the same period last year. Lower transportation costs contributed approximately one-half of the difference. The remaining variance was primarily the result of a favorable sales mix towards higher margin products, and provisions for excess and obsolete inventory which were $1.0 million lower in fiscal 2012 than in fiscal 2011.

Selling, general and administrative expenses in fiscal 2012 increased 9% to $111.0 million from $101.6 million in fiscal 2011. The spending increase in fiscal 2012 was primarily the result of approximately $3.2 million of increased payroll expenses as we continue to invest in additional product management and other resources to support our product development and growth efforts, $1.7 million of higher incentive compensation expenses and $0.9 million of increased financing costs associated with our accounts receivable sales programs. However, selling, general and administrative expenses decreased to 19.4% of net sales from 19.8% of net sales as we continue to leverage our expenses over growing net sales.

Interest expense, net, was $0.1 million in fiscal 2012 and fiscal 2011.

Our effective tax rate increased to 36.2% in fiscal 2012 from 35.8% in the prior year. The effective tax rate in fiscal 2011 was favorably impacted by the 2011 receipt of tax exempt life insurance proceeds to fund an officer’s death benefit.

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 25, 2010

Net sales increased 17% to $513.4 million in fiscal 2011 from $438.2 million in fiscal 2010. Our revenue growth was driven by overall strong demand for our products, higher new product sales and the impact of one additional week’s sales in fiscal 2011. Excluding the additional one week of sales, net sales growth was 16% in fiscal 2011 compared to fiscal 2010.

Cost of goods sold, as a percentage of net sales increased to 63.1% in fiscal 2011 from 61.4% in fiscal 2010. Provisions for excess and obsolete inventory were $3.3 million higher in fiscal 2011 than in fiscal 2010. Also, higher product returns costs and an unfavorable change in sales mix each resulted in approximately one-half of the remaining variance.

Selling, general and administrative expenses in fiscal 2011 increased 10% to $101.6 million from $92.1 million in fiscal 2010. The spending increase in fiscal 2011 was primarily the result of approximately $9.2 million of increased payroll expenses related to investments in product management and other resources and $1.5 million of increased financing costs associated with our accounts receivable sales programs which was partially offset by $2.4 million of lower incentive compensation expenses in fiscal 2011 compared to fiscal 2010. Additionally, in fiscal 2010, we recorded a charge of $1.0 million to write-off certain intangible assets.

Interest expense, net, was $0.1 million in fiscal 2011 and fiscal 2010.

Our effective tax rate decreased to 35.8% in fiscal 2011 from 37.3% in the prior year. The decrease is primarily due to the effect of lower provisions for state income taxes and the fiscal 2011 receipt of tax exempt life insurance proceeds used to fund an officer’s death benefit.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. Cash and cash equivalents as of December 29, 2012 decreased to $27.7 million from $50.2 million as of December 31, 2011 due to our special cash dividend paid in December 2012. Working capital was $272.4 million at December 29, 2012 compared to $265.6 million at December 31, 2011. We had no long-term debt or borrowings under our Revolving Credit Facility at December 29, 2012 or December 31, 2011. Shareholders’ equity was $332.9 million at December 29, 2012 compared to $317.1 million at December 31, 2011.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During fiscal 2012 and fiscal 2011, we sold approximately $312.7 million and $208.8 million, respectively, under these programs. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million Revolving Credit Facility which expires in June 2015. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 75 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The interest rate at December 29, 2012 was LIBOR plus 75 basis points (0.96%). There were no borrowings under the Revolving Credit Facility as of December 29, 2012. As of December 29, 2012, we had three letters of credit for approximately $0.9 million in the aggregate which were issued to secure ordinary course of business transactions. We had approximately $29.1 million available under the facility at December 29, 2012, net of these letters of credit. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of December 29, 2012, we were in compliance with all financial covenants contained in the Revolving Credit Facility.

Off-Balance Sheet Arrangements

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

Contractual Obligations and Commercial Commitments

We have future obligations for future minimum rental and similar commitments under noncancellable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 29, 2012 are summarized in the tables below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Operating leases	$15,147	$3,057	$5,585	$5,629	$876

	$15,147	$3,057	$5,585	$5,629	$876

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	4-5 years	After 5 years
Letters of Credit	$850	$—	$850	$—	$—

	$850	$—	$850	$—	$—

We have excluded from the table above unrecognized tax benefits due to the uncertainty of the amount and period of payment. As of December 29, 2012, the Company has gross unrecognized tax benefits of $1.8 million (see Note 10, Income Taxes, to the Consolidated Financial Statements).

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

(in thousands)	December 29, 2012	December 31, 2011	December 25, 2010
Cash provided by operating activities	$48,911	$38,063	$30,716
Cash used in investing activities	(18,078)	(18,102)	(11,453)
Cash (used in) provided by financing activities	(53,390)	(4)	449
Effect of exchange rate changes on cash and cash equivalents	69	(224)	125

Net (decrease) increase in cash and cash equivalents	$(22,488)	$19,733	$19,837

Cash provided by operating activities in fiscal 2012 increased by $10.8 million compared to fiscal 2011 primarily due to a $17.7 million increase in net income which was partially offset by a $3.0 million non-cash foreign exchange gain resulting from the substantial liquidation of our ScanTech subsidiary in fiscal 2012 and $1.7 million increase in working capital needs in fiscal 2012. Due to our growth during the periods of fiscal 2012 and fiscal 2011, accounts receivable, inventory and accounts payable increased.

Cash provided by operating activities in fiscal 2011 increased by $7.3 million compared to fiscal 2010 primarily due to a $7.1 million increase in net income in fiscal 2011 compared to fiscal 2010. Also, due to our growth over the periods of fiscal 2011 and fiscal 2010, accounts receivable, inventory and accounts payable increased.

Investing activities used $18.1 million of cash in both fiscal 2012 and fiscal 2011, and $11.5 million in fiscal 2010 as a result of additions to property, plant and equipment. Capital spending in each period was related to the following significant projects:

•

In the third quarter of fiscal 2010, we began a project to replace our enterprise resource planning (“ERP”) system. This project is expected to cost between $21.5 million and $24.5 million for capitalized software, installation services and internal costs through 2014. Through December 29, 2012, we have spent $15.4 million on the project, of which $8.7 million was spent in fiscal 2012, $4.8 was spent in fiscal 2011 and $1.9 million was spent in fiscal 2010. The installation of the new ERP was completed at our Allparts, Inc. subsidiary in January 2013. No disruption to our operations is anticipated.

•	During fiscal 2011, we completed the expansion of our distribution facility in Warsaw, Kentucky. We spent $6.3 million on this project in fiscal 2011 and $1.5 million in fiscal 2010.

•	The remaining spending in each period was related to tooling associated with new products, scheduled equipment replacements and other capital projects.

Cash used by financing activities increased $53.4 million in fiscal 2012 compared to fiscal 2011. On December 5, 2012 we announced a special cash dividend of $1.50 per share payable on December 28, 2012 to shareholders of record at the close of business on December 17, 2012. Total cash payments resulting from this dividend were $54.7 million in fiscal 2012. The remaining sources and uses of cash from financing activities in each period result from stock option activity and the repurchase of common stock from our 401(k) Plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

Foreign Currency Fluctuations

In fiscal 2012, approximately 80% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value relative to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases comes from China. Since June 2010, the value of the Chinese Yuan has increased approximately 7.2% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized. The cost of many commodities that are used in our products has fluctuated over time resulting in increases and decreases in the prices of our products. In addition, we have periodically experienced increased transportation costs as a result of higher fuel prices. We will attempt to offset cost increases by passing along selling price increases to customers, using alternative suppliers and by resourcing purchases to other countries. However there can be no assurance that we will be successful in these efforts.

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Chairman and Chief Executive Officer, and his family members are partners. Total annual rental payments each year to the partnership under the lease arrangement was $1.5 million in fiscal 2012 and was $1.4 million in fiscal 2011 and fiscal 2010. Our Audit Committee is responsible for reviewing and approving all related party transactions. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

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

Allowance for Doubtful Accounts. The preparation of our financial statements requires us to make estimates of the collectability of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 86% and 83% of net accounts receivable as of December 29, 2012 and December 31, 2011, respectively. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on our sales and operating results.

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

Goodwill. We assess the qualitative factors which could affect the fair values of our reporting units. During fiscal 2012 and 2011 we determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount.

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

New and Recently Adopted Accounting Pronouncements

Refer to Note 2, New and Recently Adopted Accounting Pronouncements, to the Notes of Consolidated Financial Statements included in this annual report on Form 10-K, which is incorporated herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our available credit and accounts receivable sale programs bear interest rates tied to LIBOR. Under the terms of our Revolving Credit Facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under the accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. A one percentage point increase in LIBOR or the discount rates on the accounts receivable sale programs would increase our interest expense on our variable rate debt, if any, and accounts receivable financing costs by approximately $1.8 million in fiscal 2012 and $1.4 million in fiscal 2011. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

We have historically and do not intend to use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risks, or interest rate risks from the use of derivative instruments. We did not hold any foreign exchange forward contracts at December 29, 2012. At December 31, 2011, we had two foreign exchange forward contracts outstanding to sell forward 10 million Swedish Krona to receive approximately $1.4 million. The fair value of these forward contracts was a liability of approximately $13,000 at December 31, 2011.

Item 8. Financial Statements and Supplementary Data.

Our financial statement schedule that is filed with this annual report on Form 10-K is listed in “Part II - Item 15 Exhibits, Financial Statements, Schedules.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dorman Products, Inc.:

We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dorman Products, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dorman Products, Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, PA

March 1, 2013

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
(in thousands, except per share data)	December 29, 2012	December 31, 2011	December 25, 2010

Net sales	$570,420	$513,432	$438,205
Cost of goods sold	355,211	324,165	269,273

Gross profit	215,209	189,267	168,932
Selling, general and administrative expenses	110,978	101,630	92,125

Income from operations	104,231	87,637	76,807
Interest expense, net	123	103	139

Income from continuing operations before income taxes	104,108	87,534	76,668
Provision for income taxes	37,703	31,332	28,567

Net income from continuing operations	66,405	56,202	48,101
Net income (loss) from discontinued operations	4,557	(2,925)	(1,963)

Net income	$70,962	$53,277	$46,138

Earnings Per Share:
Basic:
Net income from continuing operations	$1.84	$1.57	$1.35
Net income (loss) from discontinued operations	0.12	(0.08)	(0.06)

Net income	$1.96	$1.49	$1.29

Diluted:
Net income from continuing operations	$1.82	$1.55	$1.33
Net income (loss) from discontinued operations	0.12	(0.08)	(0.06)

Net income	$1.94	$1.47	$1.27

Weighted Average Shares Outstanding:
Basic	36,124	35,866	35,534
Diluted	36,494	36,370	36,232

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC.AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended
(in thousands)	December 29, 2012	December 31, 2011	December 25, 2010

Net income	$70,962	$53,277	$46,138
Other comprehensive (loss) income:
Currency translation adjustments	(2,810)	58	663

Comprehensive income	$68,152	$53,335	$46,801

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 29, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$27,708	$50,196
Accounts receivable, less allowance for doubtful accounts and customer credits of $62,886 and $53,311	133,806	124,324
Inventories	145,270	115,845
Deferred income taxes	20,559	17,127
Prepaids and other current assets	2,332	2,661

Total current assets	329,675	310,153
Property, Plant and Equipment, net	48,758	38,904
Goodwill	26,553	26,553
Other Assets	1,323	1,083

Total	$406,309	$376,693

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$42,387	$31,646
Accrued compensation	9,843	9,339
Other accrued liabilities	5,081	3,568

Total current liabilities	57,311	44,553
Other Long-Term Liabilities	3,447	3,406
Deferred Income Taxes	12,679	11,631
Commitments and Contingencies (Note 11)
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 36,477,506 and 36,156,522 shares in 2012 and 2011, respectively	365	362
Additional paid-in capital	41,007	36,860
Cumulative translation adjustments	—	2,810
Retained earnings	291,500	277,071

Total shareholders’ equity	332,872	317,103

Total	$406,309	$376,693

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional	Cumulative
	Shares Issued	Par Value	Paid-In Capital	Translation Adjustments	Retained Earnings	Total

Balance at December 26, 2009	35,359,146	$354	$32,531	$2,089	180,361	$215,335
Common stock issued under Employee Stock Purchase Plan	1,428	—	17	—	—	17
Shares issued under Incentive Stock Plan	469,646	5	735	—	—	740
Compensation expense under Incentive Stock Plan	—	—	212	—	—	212
Purchase and cancellation of common stock	(100,532)	(1)	(89)	—	(1,200)	(1,290)
Issuance of non-vested stock	45,000	—	—	—	—	—
Other stock related activity	—	—	1,338	—	—	1,338
Net income	—	—	—	—	46,138	46,138
Currency translation adjustments	—	—	—	663	—	663

Balance at December 25, 2010	35,774,688	$358	$34,744	$2,752	225,299	$263,153
Common stock issued under Employee Stock Purchase Plan	1,984	—	28	—	—	28
Shares issued under Incentive Stock Plan	291,318	3	626	—	—	629
Compensation expense under Incentive Stock Plan	—	—	620	—	—	620
Purchase and cancellation of common stock	(90,268)	(1)	(80)	—	(1,505)	(1,586)
Issuance of non-vested stock	178,800	2	(2)	—	—	—
Other stock related activity	—	—	924	—	—	924
Net income	—	—	—	—	53,277	53,277
Currency translation adjustments (net of tax)	—	—	—	58	—	58

Balance at December 31, 2011	36,156,522	$362	$36,860	$2,810	$277,071	$317,103
Shares issued under Incentive Stock Plan	394,861	4	1,602	—	—	1,606
Compensation expense under Incentive Stock Plan	—	—	1,007	—	—	1,007
Purchase and cancellation of common stock	(70,208)	(1)	(97)	—	(1,845)	(1,943)
Issuance of non-vested stock, net of cancellations	5,000	—	—	—	—	—
Other stock related activity	(8,669)	—	1,635	—	28	1,663
Dividends paid	—	—	—	—	(54,716)	(54,716)
Net income	—	—	—		70,962	70,962
Currency translation adjustments (net of tax)	—	—	—	(2,810)	—	(2,810)

Balance at December 29, 2012	36,477,506	$365	$41,007	$—	$291,500	$332,872

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 29, 2012	December 31, 2011	December 25, 2010
Cash Flows from Operating Activities:
Net income	$70,962	$53,277	$46,138
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,225	7,737	8,012
Asset write-downs	—	2,583	1,007
Provision for doubtful accounts	266	318	174
Provision for deferred income tax	(2,384)	(1,997)	427
Provision for non-cash stock compensation	1,007	620	212
Foreign exchange gain	(2,987)	—	—
Changes in assets and liabilities:
Accounts receivable	(9,730)	(22,962)	(13,728)
Inventories	(29,405)	2,794	(30,067)

Prepaids and other current assets	293	(439)	62
Other assets	(144)	(406)	218
Accounts payable	10,738	(2,377)	17,812
Accrued compensation and other liabilities	2,070	(1,085)	449

Cash provided by operating activities	48,911	38,063	30,716

Cash Flows from Investing Activities:
Property, plant and equipment additions	(18,078)	(18,102)	(11,453)

Cash used in investing activities	(18,078)	(18,102)	(11,453)

Cash Flows from Financing Activities:
Dividends paid	(54,716)	—	—
Repayment of long-term debt obligations	—	—	(356)
Proceeds from exercise of stock options	1,606	629	757
Other stock related activity	1,663	953	1,338
Purchase and cancellation of common stock	(1,943)	(1,586)	(1,290)

Cash (used in) provided by financing activities	(53,390)	(4)	449
Effect of exchange rate changes on Cash and Cash Equivalents	69	(224)	125

Net (Decrease) Increase in Cash and Cash Equivalents	(22,488)	19,733	19,837
Cash and Cash Equivalents, Beginning of Year	50,196	30,463	10,626

Cash and Cash Equivalents, End of Year	$27,708	$50,196	$30,463

Supplemental Cash Flow Information
Cash paid for interest expense	$219	$222	$244
Cash paid for income taxes	$35,329	$33,398	$27,868

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 29, 2012

1.	Summary of Significant Accounting Policies

Dorman Products, Inc. (“Dorman”, the “Company”, “we”, “us”, or “our”) is a leading supplier of Original Equipment (“OE”) Dealer “Exclusive” automotive replacement parts, automotive hardware, brake products and household hardware to the Automotive Aftermarket and Mass Merchandise markets. Dorman products are marketed under the OE Solutions™, HELP!®, TECHoice™, AutoGrade™, Conduct-Tite®, FirstStop™, Symmetry®, Renew™ and HD Solutions™ brand names.

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 29, 2012 and December 25, 2010 were fifty-two week periods. The fiscal year ended December 31, 2011 was a fifty-three week period.

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

Reclassifications. Certain amounts in the prior-year Consolidated Financial Statements have been reclassified to conform with the current-year presentation. As described in Note 4, Discontinued Operations, the results of ScanTech have been presented as a discontinued operation in the Consolidated Statement of Operations.

Cash and Cash Equivalents. We consider all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

Sales of Accounts Receivable. We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. During fiscal 2012, fiscal 2011 and fiscal 2010, we sold $312.7 million, $208.8 million and $104.3 million, respectively, pursuant to these agreements. If receivables had not been sold, $180.5 million and $137.0 million of additional receivables would have been outstanding at December 29, 2012 and December 31, 2011, respectively, based on standard payment terms. Selling, general and administrative expenses include $4.4 million, $3.5 million and $2.0 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, of financing costs associated with these accounts receivable sales programs.

Inventories. Inventories are stated at the lower of average cost or market. Cost is determined by the first-in, first-out method. We provide reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates.

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

Estimated useful lives by major asset category are as follows:

Buildings and building improvements	10 to 39 years
Machinery, equipment and tooling	3 to 10 years
Furniture, fixtures and leasehold improvements	3 to 15 years

Long-lived assets, including property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The impairment review is a two-step process. First, recoverability is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated undiscounted future cash flows, the second step of the impairment test is performed and an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill. Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. In regards to the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During fiscal 2012 and fiscal 2011, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount.

Other Assets. Other assets consist primarily of deposits and the equity value of an investment in a joint venture. During the fourth quarter of 2010, we assessed the recoverability of certain acquired contract rights and trade names in accordance with the above long-lived asset policy. After completing the required analyses, we concluded that the value of these assets had been impaired. Accordingly, we recorded an impairment charge of $1.0 million before income taxes in the Consolidated Statements of Operations.

Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $10.5 million in fiscal 2012, $8.6 million in fiscal 2011 and $4.6 million in fiscal 2010 have been recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

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

Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 86% and 83% of net accounts receivable as of December 29, 2012 and December 31, 2011, respectively. We continually monitor the credit terms and credit limits to these and other customers. In fiscal 2012, approximately 80% of our products were purchased from suppliers located in a variety of foreign countries, with the largest portion coming from China.

Fair Value Disclosures. The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. We did not hold any foreign currency forward contracts at December 29, 2012. At December 31, 2011 we had two foreign exchange forward contracts outstanding to sell forward 10 million Swedish Krona to receive approximately $1.4 million. The fair value of these forward contracts was a liability of approximately $13,000 as determined through the use of quoted market prices for similar forward contracts. These contracts were used to mitigate the risk of fluctuation in our net investment in our ScanTech subsidiary.

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

Stock-Based Compensation. At December 29, 2012, we had one stock-based employee compensation plan, which is described more fully in Note12, Capital Stock. We record equity-classified compensation expense for all awards granted. The fair value of stock options granted was determined using the Black-Scholes model.

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

The following table summarizes the activity of our product warranty liability included in other accrued liabilities in the accompanying Consolidated Balance Sheets:

(in thousands)	2012	2011	2010
Balance at beginning of year	$70	$25	$169
Provisions for warranty costs	1,064	586	325
Charge-offs	(848)	(541)	(469)

Balance at end of year	$286	$70	$25

2.	New and Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to its authoritative guidance which allows only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement or (2) in two separate but consecutive financial statements. The guidance is effective in two stages. The requirement to present a single continuous statement or two separate but consecutive statements was effective for us beginning January 1, 2012. The second stage requires us to disclose the effects of reclassification adjustments from other comprehensive income to net income and is effective for us on December 30, 2012. For items reclassified in their entirety, we are required to disclose the effect of the reclassification on each line of net income that is affected by the reclassification adjustment. For items not reclassified in their entirety, we are required to add a cross reference to the U.S. GAAP disclosure that includes additional information about the effect of the reclassification. The adoption of these updates affect presentation only and therefore did not impact our results of operations, financial condition or cash flows.

3.	Stock Dividend

On May 15, 2012, our Board of Directors declared a two-for-one split of our common stock, payable in the form of a stock dividend of one share for each share held. The Board set June 1, 2012 as the record date for the determination of the shareholders entitled to receive the stock dividend. The shares were distributed to the shareholders of record on June 15, 2012. All amounts related to shares, share prices and earnings per share have been retroactively restated. In addition, shareholders’ equity has been retroactively restated by reclassifying the par value of the additional shares issued to common stock from additional paid in capital.

4.	Discontinued Operations

On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business due to continued operating losses and to focus on growing our North American business. ScanTech was headquartered outside Stockholm, Sweden and distributed a line of Volvo and Saab replacement parts throughout the world.

The following table summarizes ScanTech’s net sales and income (loss) before taxes which have been presented as a discontinued operation in the Consolidated Statement of Operations:

(in thousands)	December 29, 2012	December 31, 2011	December 25, 2010
Net sales	$2,907	$15,855	$17,511
Income (loss) before taxes	3,203	(3,027)	(1,995)

During fiscal 2012, we reclassified approximately $3.0 million of previously recorded currency translation adjustments from accumulated other comprehensive income to net income as a result of our substantial liquidation of our investment and recorded a deferred tax asset of $1.4 million related to foreign tax credits we expect to utilize in the future. In fiscal 2011, we recorded charges of $2.2 million to write-down inventory and tooling and $0.4 million for other asset write-downs and employee related costs.

5.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products. Inventories were as follows:

(in thousands)	December 29, 2012	December 31, 2011
Bulk product	$49,121	$41,761
Finished product	93,466	71,437
Packaging materials	2,683	2,647

Total	$145,270	$115,845

6.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 29, 2012	December 31, 2011
Buildings	$20,460	$20,159
Machinery, equipment and tooling	48,830	44,441
Furniture, fixtures and leasehold improvements	3,384	3,457
Computer and other equipment	48,299	39,410

Total	120,973	107,467
Less-accumulated depreciation	(72,215)	(68,563)

Property, plant and equipment, net	$48,758	$38,904

7.	Long-Term Debt

Our Revolving Credit Facility, which provides for borrowings up to $30.0 million, will expire in June 2015. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 75 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at December 29, 2012 was LIBOR plus 75 basis points (0.96%). There were no borrowings under the Revolving Credit Facility at December 29, 2012 or December 31, 2011. We did not borrow under the Revolving Credit Facility during 2012 or 2011. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. We are in compliance with all financial covenants contained in the Revolving Credit Facility as of December 29, 2012.

8.	Operating Lease Commitments and Rent Expense

We lease certain equipment and operating facilities, including our primary operating facility which is leased from a partnership described in Note 9, Related Party Transactions, under noncancelable operating leases. Approximate future minimum rental payments as of December 29, 2012 under these leases are summarized as follows:

(in thousands)
2013	$3,057
2014	2,814
2015	2,771
2016	2,800
2017	2,829
Thereafter	876

Total	$15,147

Rent expense, including payments for short-term equipment and storage rentals, was $3.5 million in fiscal 2012, $3.7 million in fiscal 2011 and $3.3 million in fiscal 2010.

9.	Related Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Chairman and Chief Executive Officer, and his family members are partners. Total rental payments each year to the partnership under the lease arrangement were $1.5 million in fiscal 2012, and were $1.4 million in fiscal 2011 and fiscal 2010. During 2012, we entered into a new lease with the partnership which expires December 31, 2017. Our Audit Committee is responsible for reviewing and approving all related party transactions. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

10.	Income Taxes

The components of the income tax provision (benefit) are as follows:

(in thousands)	2012	2011	2010
Current:
Federal	$37,192	$30,952	$25,943
State	2,895	2,377	2,197

	40,087	33,329	28,140

Deferred:
Federal	(2,214)	(1,927)	393
State	(170)	(70)	34

	(2,384)	(1,997)	427

Total	$37,703	$31,332	$28,567

Also, the income tax benefit related to our discontinued operations was $1.4 million, $0.1 million and

$0.1 million for the years ended December 29, 2012, December 31, 2011 and December 25, 2010, respectively.

The following is a reconciliation of income taxes at the statutory tax rate to the Company’s effective tax rate:

	2012	2011	2010
Federal taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	1.7	1.7	1.9
Proceeds from 2011 receipt of officer’s life insurance	—	(0.8)	—
Stock-based compensation	0.1	0.1	0.1
Other	(0.6)	(0.2)	0.3

Effective tax rate	36.2%	35.8%	37.3%

At December 29, 2012, we have $1.8 million of unrecognized tax benefits, $1.1 million of which would affect our effective tax rate if recognized.

The following table summarizes the change in uncertain tax benefit reserves for the three years ended December 29, 2012:

(in thousands)	2012	2011	2010
Balance at beginning of year	$2,161	$2,532	$2,175
Reductions due to lapses in statutes of limitations	(44)	(65)	(8)
Reductions due to payments for tax positions settled	(379)	(702)	—
Reductions due to reversals of prior year positions	(651)	(210)	—
Additions based on tax positions taken during the current period	698	606	365

Balance at end of year	$1,785	$2,161	$2,532

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 29, 2012, we have approximately $0.2 million of accrued interest related to uncertain tax positions.

Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:

(in thousands)	December 29, 2012	December 31, 2011
Assets:
Inventories	$6,779	$6,704
Accounts receivable	10,847	8,902
Accrued expenses	2,079	2,288
Other	1,764	1,801

Gross deferred tax assets	21,469	19,695

Liabilities:
Depreciation	3,367	2,129
Goodwill	9,231	9,149
Other	991	1,497

Gross deferred tax liabilities	13,589	12,775

Net deferred tax assets before valuation allowance	7,880	6,920
Valuation allowance	—	(1,424)

Net deferred tax assets	$7,880	$5,496

In fiscal 2011, we recorded a valuation allowance totaling $0.8 million against certain foreign tax loss carryforwards. In fiscal 2012, we wrote-off a $1.4 million deferred tax asset associated with certain foreign tax loss carryforwards which were fully reserved.

Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the remaining net deferred tax assets.

We file income tax returns in the United States and Sweden. In the United States, all years before 2008 are closed for federal tax purposes. In regards to state tax, we are currently under examination by two state tax authorities and tax years after 2009 are open to examination. In Sweden, all years prior to 2008 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could impact the Company’s unrecognized tax benefits.

11.	Commitments and Contingencies

Shareholder Agreement. A shareholder agreement was entered into in September 1990 and amended and restated on July 1, 2006. Under the agreement, each of the late Richard Berman, Steven Berman, Jordan Berman, Marc Berman, Fred Berman, Deanna Berman and additional shareholders named in the agreement has, among other things, granted the others of them rights of first refusal, exercisable on a pro rata basis or in such other proportions as the exercising shareholders may agree, to purchase shares of our common stock which any of them, or upon their deaths their respective estates, proposes to sell to third parties. We have agreed with these shareholders that, upon their deaths, to the extent that any of their shares are not purchased by any of these surviving shareholders and may not be sold without registration under the Securities Exchange Act of 1933, as amended (the “1933 Act”), we will use our best efforts to cause those shares to be registered under the 1933 Act. The expenses of any such registration will be borne by the estate of the deceased shareholder. The additional shareholders party to the agreement are trusts affiliated with the late Richard Berman, Steven Berman, Jordan Berman, Marc Berman or Fred Berman, or each person’s respective spouse or children.

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

12.	Capital Stock

Control by Officers, Directors and Family Members. As of February 22, 2013, the estate of the late Richard N. Berman, Sharyn Berman, Steven L. Berman, who is Chairman and Chief Executive Officer and director of the Company, his father and his brothers beneficially own approximately 31% of the outstanding shares of our Common Stock and are able to elect our Board of Directors, determine the outcome of most corporate actions requiring shareholder approval and control our policies.

Undesignated Stock. We have 50,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by our Board of Directors.

Dividend. On December 5, 2012, we announced a special cash dividend of $1.50 per share payable on December 28, 2012 to shareholders of record at the close of business on December 17, 2012. This dividend resulted in cash payments of $54.7 million to our shareholders.

Incentive Stock Plan. Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of incentive stock options, non-qualified stock options and shares of restricted stock or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. At December 29, 2012, 1,671,200 shares were available for grant under the Plan.

We expense the grant-date fair value of employee stock options. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for the year ended December 29, 2012, December 31, 2011 and December 25, 2010 was $204,000, $194,000 and $153,000 before taxes, respectively. The compensation cost recognized is classified as selling, general and administrative expense in the Consolidated Statement of Operations. No cost was capitalized during fiscal 2012, fiscal 2011 or fiscal 2010. We included a forfeiture assumption of 5.4% in the calculation of expense in fiscal 2012 and fiscal 2011 and 5.2% in fiscal 2010.

We used the Black-Scholes option valuation model to estimate the fair value of stock options granted in fiscal 2012 and fiscal 2010. There were no options granted in fiscal 2011. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The weighted-average grant-date fair value of options granted during fiscal 2012 and fiscal 2010 was $11.05 and $9.30 per option, respectively.

The following table summarizes the valuation assumptions used to calculate the fair value of options granted:

	2012	2010
Expected dividend yield	0%	0%
Expected stock price volatility	59%	55%
Risk-free interest rate	0.9%	2.3%
Expected life of options	4.7 years	4.7 years

The following table summarizes our stock option activity for the three years ended December 29, 2012:

	Shares	Option Price per Share	Weighted Average Price	Weighted Average Remaining Terms (years)	Aggregate Intrinsic Value
Balance at December 26, 2009	1,462,800	$0.47 – $7.74	$3.36
Granted	30,000	$19.37	$19.37
Exercised	(489,900)	$0.75 – $6.90	$1.87
Cancelled	(12,000)	$6.24	$6.24

Balance at December 25, 2010	990,900	$0.47 – $19.37	$4.54
Exercised	(298,100)	$0.47 – $7.74	$2.41

Balance at December 31, 2011	692,800	$2.00 – $19.37	$5.46
Granted	20,000	$22.71	$22.71
Exercised	(438,800)	$2.00 – $7.74	$4.27

Balance at December 29, 2012	274,000	$2.54 – $22.71	$8.62	5.0	$6,994,000

Options exercisable at December 29, 2012	200,000	$2.54 – $19.37	$6.57	4.0	$5,516,000

The total intrinsic value of stock options exercised during fiscal 2012 was $9.6 million.

As of December 29, 2012, there was approximately $0.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

Cash received from option exercises during fiscal 2012 and fiscal 2011 was $1.6 million and $0.6 million, respectively.

The following table summarizes information concerning currently outstanding and exercisable options at December 29, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 2.54	34,000	0.4	$2.54	34,000	$2.54
$ 5.05 – $5.67	53,000	5.9	$5.66	37,000	$5.65
$ 6.24 – $7.74	137,000	4.5	$6.87	117,000	$6.72
$19.37	30,000	8.0	$19.37	12,000	$19.37
$22.71	20,000	9.2	$22.71	—	$—

Balance at December 29, 2012	274,000	5.0	$8.62	200,000	$6.57

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period. Compensation cost related to the stock is recognized on a straight-line basis over the vesting period. We retain the restricted stock, and any dividends paid thereto, until the vesting provisions have been met. Compensation cost related to restricted stock was $803,000, $426,000 and $59,000 before taxes in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. There were no restricted stock grants prior to fiscal 2010.

The following table summarizes our restricted stock activity for the three years ended December 29, 2012:

	Shares	Weighted Average Price
Balance at December 26, 2009	—	$—
Granted	45,000	$7.84

Balance at December 25, 2010	45,000	$7.84
Granted	178,800	$19.12
Vested	(9,000)	$7.84
Cancelled	(10,000)	$19.40

Balance at December 31, 2011	204,800	$17.12
Granted	15,000	$26.70
Vested	(45,646)	$16.84

Balance at December 29, 2012	174,154	$18.02

As of December 29, 2012, there was approximately $2.7 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as financing cash flows. The excess tax benefit generated during fiscal 2012 and fiscal 2011 was approximately $2.7 million and $1.0 million, respectively, and was credited to additional paid in capital.

Performance-Based Long Term Award Program. In December 2012, the Compensation Committee of our Board of Directors approved the Performance-Based Long Term Award Program which connects compensation for certain of our executives to our financial performance objectives over a three year period. At the discretion of the Compensation Committee, the Performance-Based Long Term Award will be paid in either cash or equity under the 2008 Stock Option and Stock Incentive Plan. This is a liability-classified award. The presumption is that the award will be paid in equity until the Compensation Committee decides otherwise, and therefore we consider these shares contingently issuable. At December 29, 2012, 4,400 shares of common stock were included in our calculation of diluted earnings per share in accordance with the program.

Employee Stock Purchase Plan. In March 1992, our Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Employee Stock Purchase Plan permitted the grant of options to purchase up to 1,200,000 shares of common stock by our employees. In any given year, employees could purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expired on the last day of the fiscal year. During fiscal 2011, optionees exercised rights to purchase 1,984 shares at prices from $12.68 to $16.38 per share for total net proceeds of $28,600. During fiscal 2010, optionees exercised rights to purchase 1,428 shares at prices from $7.40 to $19.83 per share for total net proceeds of $16,700. Our Board of Directors cancelled this plan effective December 31, 2011.

401(k) Retirement Plan. The Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”) is a defined contribution profit sharing and 401(k) plan covering substantially all of our employees as of December 29, 2012. Annual contributions under the 401(k) Plan are determined by our Board of Directors. Total expense related to the 401(k) Plan was $2.0 million, $1.6 million and $1.6 million in fiscal 2012, fiscal 2011 and fiscal 2010 respectively. At December 29, 2012, the 401(k) Plan held 501,548 shares of our common stock.

Common Stock Repurchases. We periodically repurchase, at the then current market price, and cancel common stock issued to the 401(k) Plan. Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. During fiscal 2012, our Board of Directors approved the repurchase and cancellation of 70,208 shares of our common stock at an average price of $27.68 per share. During fiscal 2011, our Board of Directors approved the repurchase and cancellation of 90,268 shares of our common stock at an average price of $17.59 per share.

Share Repurchase Program. On February 22, 2008, we announced that our Board of Directors authorized the repurchase of up to 1,000,000 shares of our outstanding common stock. The program was terminated as of December 31, 2011. No shares were repurchased under the plan in fiscal 2011 or fiscal 2010.

13.	Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding stock options and unvested restricted stock as calculated using the treasury stock method. However, in periods when the exercise price of our stock options, by grant, is greater than our average stock price during the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. Options to purchase 20,000, 30,000 and 30,000 shares of common stock were outstanding at December 29, 2012, December 31, 2011 and December 25, 2010, respectively, but were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

(in thousands, except per share data)	2012	2011	2010
Numerator:
Net income from continuing operations	$66,405	$56,202	$48,101
Net income (loss) from discontinued operations	4,557	(2,925)	(1,963)

Net income	$70,962	$53,277	$46,138

Denominator:
Weighted average basic shares outstanding	36,124	35,866	35,534
Effect of compensation awards	370	504	698

Weighted average diluted shares outstanding	36,494	36,370	36,232

Earnings Per Share:
Basic:
Net income from continuing operations	$1.84	$1.57	$1.35
Net income (loss) from discontinued operations	0.12	(0.08)	(0.06)

Net income	$1.96	$1.49	$1.29

Diluted:
Net income from continuing operations	$1.82	$1.55	$1.33
Net income (loss) from discontinued operations	0.12	(0.08)	(0.06)

Net income	$1.94	$1.47	$1.27

14.	Business Segments

We have determined that our business comprises a single reportable operating segment, namely, the sale of replacement parts for the automotive aftermarket.

During fiscal 2012, fiscal 2011 and fiscal 2010, our four largest customers (Autozone, Advance Auto Parts, O’Reilly Auto Parts and Genuine Parts Co.) each accounted for more than 10% of net sales and in the aggregate accounted for 57% of net sales in each period. Net sales to countries outside the US, primarily to Europe, Mexico and Canada in fiscal 2012, fiscal 2011 and fiscal 2010 were $23.5 million, $13.9 million and $12.8 million, respectively.

15.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly Results of Operations for the fiscal years ended December 29, 2012 and December 31, 2011:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2012
Net sales	$134,823	$144,172	$156,411	$135,014
Income from operations	24,407	25,727	31,131	22,966
Net income from continuing operations	15,294	16,106	19,756	15,249
Net income from discontinued operations	284	3,636	586	51
Net income	15,578	19,742	20,342	15,300
Diluted earnings per share	0.43	0.54	0.56	0.42

	2011
Net sales	$120,257	$126,957	$130,576	$135,642
Income from operations	19,941	20,572	23,402	23,722
Net income from continuing operations	13,148	12,881	15,016	15,157
Net (loss) income from discontinued operations	(762)	(134)	(3,516)	1,487
Net income	12,386	12,747	11,500	16,644
Diluted earnings per share	0.34	0.35	0.32	0.46

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 29, 2012, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control - Integrated Framework, our management concluded that, as of December 29, 2012, our internal control over financial reporting was effective.

Our internal control over financial reporting as of December 29, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 29, 2012.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Dorman Products, Inc.:

We have audited Dorman Products, Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dorman Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that material misstatement exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Dorman Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 29, 2012, and the related financial statement schedule, and our report dated March 1, 2013 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

KPMG LLP

Philadelphia, PA

March 1, 2013

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except for the information provided in “Part 3 – Item 4.1 Executive Officers of the Registrant” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2013 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Proposal I - Election of Directors,” “Committees of the Board of Directors - Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

We have adopted a written code of ethics, “Our Values and Standards of Business Conduct,” which is applicable to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer and Controller and other executive officers (collectively, the “Selected Officers”). We have also adopted a written code of ethics, “Code of Ethics for Senior Financial Officers,” which applies to our Chief Executive Officer, Chief Financial Officer, Controller and any other person performing similar functions (collectively, the “Senior Financial Officers”). In accordance with the SEC’s rules and regulations a copy of each code of ethics is posted on our website www.dormanproducts.com. We intend to disclose any changes in or waivers from our codes of ethics on our website at www.dormanproducts.com.

Item 11. Executive Compensation.

The required information is incorporated by reference from our definitive proxy statement for our 2013 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Proposal I - Election of Directors - Director Compensation,” Executive Compensation” and “Compensation Committee Interlocks and Insider Participation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2013 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management”.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 29, 2012:

			(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	274,000	$8.62	1,671,200
Equity compensation plans not approved by security holders	—	—	—

Total	274,000	$8.62	1,671,200

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The required information is incorporated by reference from our definitive proxy statement for our 2013 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Certain Relationships and Related Transactions” and “Governance of the Company - The Board of Directors and Director Independence”.

Item 14. Principal Accounting Fees and Services.

The required information is incorporated by reference from our definitive proxy statement for its 2013 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures”.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Consolidated Financial Statements. Our Consolidated Financial Statements and related documents are provided in Part II - Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the years ended December 29, 2012, December 31, 2011 and December 25, 2010.

Consolidated Statements of Comprehensive Income for the years ended December 29, 2012, December 31, 2011and December 25, 2010.

Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011.

Consolidated Statements of Shareholders’ Equity for the years ended December 29, 2012, December 31, 2011 and December 25, 2010.

Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011, and December 25, 2010.

Notes to Consolidated Financial Statements.

(a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this annual report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts.

(a)(3) Exhibits that are filed as a part of this Form 10-K and required by Item 601 of Regulation S-K and Item 15(b) of Form 10-K to be filed as part of this annual report on Form 10-K are listed below:

Number	Title

3.1	Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 24, 2007.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated July 31, 2009.

4.1	Specimen Common Stock Certificate of the Company incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

4.2	Amended and Restated Shareholders’ Agreement dated July 1, 2006. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

10.1	Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).

10.1.1	Amendment to Lease, dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740).

10.1.2	Assignment of Lease dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP I, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

10.1.3	Amendment to Lease, dated April 1, 2002, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

10.1.4	Amendment to Lease, dated December 12, 2007, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated December 12, 2007.

10.1.5	Lease Agreement, dated December 29, 2012, by and between the Company and the BREPI, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated November 16, 2012.

10.2	Lease Agreement, dated January 31, 2006, by and between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated February 2, 2006.

10.2.1	Amendment to Lease Agreement, dated January 28, 2008, by and between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated January 29, 2008.

10.3	Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, N.A. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 24, 2005.

10.3.1	Amendment to the Amended and Restated Credit Agreement, dated December 24, 2007, by and between the Company and Wachovia Bank N.A. Incorporated by reference to the Exhibits filed with the Company’s Current Report on Form 8-K dated January 2, 2008.

10.3.2	Second Amendment to the Amended and Restated Credit Agreement, dated April 26, 2010, by and between the Company and Wells Fargo Bank, National Association, (successor by merger to Wachovia Bank, National Association). Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated April 27, 2010.

10.3.3	Third Amendment to the Amended and Restated Credit Agreement, dated as of December 20, 2012, by and between the Company and Wells Fargo Bank, National Association, (successor by merger to Wachovia Bank, National Association). Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated December 21, 2012.

10.4†	Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.1†	Form of Incentive Stock Option Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.2†	Form of Non-Qualified Stock Option Agreement for Officers and other Key Employees pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.3†	Form of Non-Qualified Stock Option Agreement for Outside Directors and important Consultants and/or Advisors pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibits filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.4†	Form of Restricted Stock Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.5†	Dorman Products, Inc. Nonqualified Deferred Compensation Plan. Incorporated by reference to the Exhibit filed with the Company’s Report on Form 8-K dated February 11, 2011.

10.5†	Employment Agreement, dated April 1, 2008, between the Company and Richard N. Berman. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated April, 1, 2008.

10.6	Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated April, 1, 2008.

10.7	Executive Cash Bonus Plan, approved by the Company’s shareholders at the 2010 Annual Shareholders Meeting held on May 20, 2010. Incorporated by reference to Exhibit filed with Company’s Current Report on Form 8-K dated May 24, 2010.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The financial statements from the Dorman Products, Inc. annual report on Form 10-K for the year ended December 29, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 29, 2012, December 31, 2011 and December 25, 2010; (ii) Consolidated Statements of Comprehensive Income for the years ended December 29, 2012, December 31, 2011 and December 25, 2010; (iii) the Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011; (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 29, 2012, December 31, 2011 and December 25, 2010; (v) the Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011 and December 25, 2010; and (vi) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

By: /s/ Steven L. Berman
Date: March 1, 2013	Steven L. Berman, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven L. Berman
Steven L. Berman	Chief Executive Officer and	March 1, 2013
Chairman of the Board of Directors
(principal executive officer)

/s/ Matthew S. Kohnke
Matthew S. Kohnke	Chief Financial Officer	March 1, 2013
(principal financial and accounting officer)

/s/ Richard T. Riley
Richard T. Riley	Director	March 1, 2013

/s/ John F. Creamer, Jr.
John F. Creamer, Jr.	Director	March 1, 2013

/s/ Paul R. Lederer
Paul R. Lederer	Director	March 1, 2013

/s/ Edgar W. Levin
Edgar W. Levin	Director	March 1, 2013

SCHEDULE II: Valuation and Qualifying Accounts

(in thousands)	For the Year Ended
	December 29, 2012	December 31, 2011	December 25, 2010
Allowance for doubtful accounts:
Balance, beginning of period	$1,397	$1,015	$937
Provision	266	516	174
Charge-offs	(228)	(134)	(96)
Discontinued operations	(315)	—	—

Balance, end of period	$1,120	$1,397	$1,015

Allowance for customer credits:
Balance, beginning of period	$51,914	$45,711	$35,496
Provision	145,243	126,091	102,027
Charge-offs	(135,222)	(119,888)	(91,812)
Discontinued operations	(169)	—	—

Balance, end of period	$61,766	$51,914	$45,711