Form 10-Q
period 2013-03-30
Dorman Products, Inc.
filed 2013-05-03
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

As of April 26, 2013, the registrant had 36,479,128 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except for per share data)	March 30, 2013	March 31, 2012

Net sales	$154,443	$134,823
Cost of goods sold	93,619	84,347

Gross profit	60,824	50,476
Selling, general and administrative expenses	30,916	26,069

Income from operations	29,908	24,407
Interest expense, net	48	14

Income from continuing operations before income taxes	29,860	24,393
Provision for income taxes	10,788	9,099

Net income from continuing operations	19,072	15,294
Net income from discontinued operations	—	284

Net income	$19,072	$15,578

Earnings Per Share:
Basic:
Net income from continuing operations	$0.53	$0.42
Net income from discontinued operations	—	0.01

Net income	$0.53	$0.43

Diluted:
Net income from continuing operations	$0.52	$0.42
Net income from discontinued operations	—	0.01

Net income	$0.52	$0.43

Weighted Average Shares Outstanding:
Basic	36,316	35,957
Diluted	36,627	36,501

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands)	March 30, 2013	March 31, 2012

Net income	$19,072	$15,578
Other comprehensive income:
Currency translation adjustments	—	276

Comprehensive income	$19,072	$15,854

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	March 30, 2013	December 29, 2012
Assets
Current Assets:
Cash and cash equivalents	$35,149	$27,708
Accounts receivable, less allowance for doubtful accounts and customer credits of $67,656 and $62,886, respectively	146,009	133,806
Inventories	141,872	145,270
Deferred income taxes	20,799	20,559
Prepaids and other current assets	1,830	2,332

Total current assets	345,659	329,675

Property, plant and equipment, net	49,336	48,758
Goodwill	26,553	26,553
Other assets	1,399	1,323

Total	$422,947	$406,309

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$37,835	$42,387
Accrued compensation	3,625	9,843
Other accrued liabilities	12,977	5,081

Total current liabilities	54,437	57,311

Other long-term liabilities	4,074	3,447
Deferred income taxes	12,539	12,679
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 36,479,128 and 36,477,506, respectively	365	365
Additional paid-in capital	41,854	41,007
Retained earnings	309,678	291,500

Total shareholders’ equity	351,897	332,872

Total	$422,947	$406,309

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands)	March 30, 2013	March 31, 2012
Cash Flows from Operating Activities:
Net income	$19,072	$15,578
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,268	1,953
Provision for doubtful accounts	88	73
Provision for deferred income taxes	(380)	(285)
Provision for non-cash stock compensation	247	237
Changes in assets and liabilities:
Accounts receivable	(12,291)	(15,848)
Inventories	3,398	(1,864)
Prepaids and other current assets	501	111
Other assets	(77)	(54)
Accounts payable	(4,552)	11,313
Accrued compensation and other liabilities	2,307	2,811

Cash provided by operating activities	10,581	14,025

Cash Flows from Investing Activities:
Property, plant and equipment additions	(2,846)	(4,495)

Cash used in investing activities	(2,846)	(4,495)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	121	69
Other stock related activity	527	70
Purchase and cancellation of common stock	(942)	(284)

Cash used in financing activities	(294)	(145)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	227

Net Increase in Cash and Cash Equivalents	7,441	9,612
Cash and Cash Equivalents, Beginning of Period	27,708	50,196

Cash and Cash Equivalents, End of Period	$35,149	$59,808

Supplemental Cash Flow Information
Cash paid for interest expense	$50	$53
Cash paid for income taxes	$2,956	$1,025

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2013 AND MARCH 31, 2012

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Stock Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

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

The following table summarizes ScanTech’s net sales and income before taxes which have been presented as a discontinued operation in the Consolidated Statements of Operations for the thirteen weeks ended March 30, 2013 and March 31, 2012:

	Thirteen Weeks Ended
(in thousands)	March 30, 2013	March 31, 2012
Net sales	$—	$2,213
Income before taxes	$—	$67

4.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. We do not service the receivables after the sales transactions. Pursuant to these agreements, we sold $89.0 million and $59.7 million of accounts receivable during the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively. If receivables had not been sold, $195.5 million and $180.5 million of additional receivables would have been outstanding at March 30, 2013 and December 29, 2012, respectively, based on standard payment terms. Selling, general and administrative expenses for the thirteen weeks ended March 30, 2013 and March 31, 2012 included $1.0 million and $0.7 million, respectively, in financing costs associated with these accounts receivable sales programs.

5.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of average cost or market. Inventories were as follows:

(in thousands)	March 30, 2013	December 29, 2012
Bulk product	$48,135	$49,121
Finished product	91,069	93,466
Packaging materials	2,668	2,683

Total	$141,872	$145,270

6.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of incentive stock options, non-qualified stock options and shares of restricted stock or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in each grant agreement, as approved by the Board of Directors, but in no event more than ten years from the date of grant. At March 30, 2013, 1,681,366 shares were available for grant under the Plan.

We expense the grant-date fair value of employee stock options. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for stock options for the thirteen weeks ended March 30, 2013 and March 31, 2012 was $40,000 and $45,000, respectively, before taxes. The compensation cost recognized is classified as selling, general and administrative expense in our Consolidated Statements of Operations. No compensation cost was capitalized during fiscal 2013 or fiscal 2012. We have included a forfeiture assumption of 5.4% during fiscal 2013 and fiscal 2012 in the calculation of compensation cost.

We used the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

The following table summarizes our stock option activity for the thirteen weeks ended March 30, 2013:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 29, 2012	274,000	$8.62
Exercised	(39,000)	$3.10

Balance at March 30, 2013	235,000	$9.54	5.4	$6,503,000

Options exercisable at March 30, 2013	165,000	$7.78	4.6	$4,855,000

The total intrinsic value of stock options exercised in the thirteen weeks ended March 30, 2013 was $1.2 million. As of March 30, 2013, there was approximately $0.4 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

Cash received from option exercises and cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements are classified as cash flows from financing activities. Cash received from option exercises in the thirteen weeks ended March 30, 2013 and March 31, 2013 were approximately $0.1 million in each period. The excess tax benefit generated from options which were exercised in the thirteen weeks ended March 30, 2013 and March 31, 2012 was $0.5 million and $0.1 million, respectively, and was credited to additional paid in capital.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period. Compensation cost related to restricted stock is recognized on a straight-line basis over the vesting period. We retain the restricted stock, and any dividends paid thereto, until the vesting provisions have been met. Compensation cost related to restricted stock was $207,000 and $192,000 for the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively.

The following table summarizes our restricted stock activity for the thirteen weeks ended March 30, 2012:

	Shares	Weighted Average Price
Balance at December 29, 2012	174,154	$18.02
Vested	(14,750)	$12.21
Cancelled	(10,166)	$12.10

Balance at March 30, 2013	149,238	$18.98

As of March 30, 2013, there was approximately $2.4 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

7.	Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding stock options and unvested restricted stock as calculated using the treasury stock method. However, in periods when the exercise price of our stock options, by grant, is greater than our average stock price during the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. Options to purchase 50,000 shares of common stock were outstanding at March 31, 2012, but were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended
(in thousands, except per share data)	March 30, 2013	March 31, 2012
Numerator:
Net income from continuing operations	$19,072	$15,294
Net income from discontinued operations	—	284

Net income	$19,072	$15,578

Denominator:
Weighted average basic shares outstanding	36,316	35,957
Effect of stock-based compensation awards	311	544

Weighted average diluted shared outstanding	36,627	36,501

Earnings Per Share:
Basic:
Net income from continuing operations	$0.53	$0.42
Net income from discontinued operations	—	0.01

Net income	$0.53	$0.43

Diluted:
Net income from continuing operations	$0.52	$0.42
Net income from discontinued operations	—	0.01

Net income	$0.52	$0.43

8.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the thirteen weeks ended March 30, 2013, we repurchased and cancelled 26,600 shares of common stock at an average price of $35.41 per share. During the fifty-two weeks ended December 29, 2012, we repurchased and cancelled 70,208 shares of common stock at an average price of $27.68 per share.

9.	Related-Party Transactions

We have a non-cancelable operating lease for our primary operating facility with a partnership in which Steven L. Berman, our Chief Executive Officer, and his family members, are partners. Based upon the terms of the lease, payments in fiscal 2013 will be $1.5 million. Total rental payments to the partnership under the lease arrangement were $1.5 million in fiscal 2012. The lease with the partnership expires December 31, 2017. Our Audit Committee is responsible for reviewing and approving all related party transactions. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

10.	Income Taxes

At March 30, 2013, we had $2.1 million of net unrecognized tax benefits, $1.4 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 30, 2013, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

We file income tax returns in the United States and Sweden. In the United States, all years before 2009 are closed for federal tax purposes. In regards to state tax, we are currently under examination by two state tax authorities and tax years after 2009 are open to examination. In Sweden, all years prior to 2008 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could impact the Company’s unrecognized tax benefits.

11.	Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments.

12.	New and Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to its authoritative guidance which allows only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement or (2) in two separate but consecutive financial statements. The guidance is effective in two stages. The requirement to present a single continuous statement or two separate but consecutive statements was effective for us beginning January 1, 2012. The second stage requires us to disclose the effects of reclassification adjustments from other comprehensive income to net income and was effective for us on December 30, 2012. For items reclassified in their entirety, we are required to disclose the effect of the reclassification on each line of net income that is affected by the reclassification adjustment. For items not reclassified in their entirety, we are required to add a cross reference to the financial statement disclosure that includes additional information about the effect of the reclassification. The adoption of these updates affect presentation only and therefore did not impact our results of operations, financial condition or cash flows.

Other comprehensive income of $0.3 million for the thirteen weeks ended March 31, 2012 is related to currency translation adjustments of our discontinued operation which is discussed in Note 3.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to: competition in the automotive aftermarket industry, unfavorable economic conditions, loss of key suppliers, loss of third-party transportation providers, an increase in patent filings by original equipment manufacturers, quality problems, delay in the development and design of new products, space limitations on our customers’ shelves, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, timing and amount of customers’ orders of the Company’s products, dependence on senior management and other risks and factors identified from time to time in the reports the Company files with the SEC. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in “Part I Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

Introduction

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto of Dorman Products, Inc. and its subsidiaries included in “Item 1. Consolidated Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Overview

We are a supplier of automotive and heavy duty truck replacement parts and fasteners, and service line products primarily for the automotive aftermarket. We market approximately 133,000 stock keeping units (“SKU’s”) many of which we design and engineer. Approximately 85% of these SKU’s are sold under our various brand names and the remainder are sold under our customers’ private label brands, other brands or in bulk. We believe we are the dominant aftermarket supplier of original equipment dealer “exclusive” items. Original equipment dealer “exclusive” parts are those parts which were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, intake manifolds, exhaust manifolds, oil cooler lines, window regulators, radiator fan assemblies, power steering pulleys, harmonic balancers, tire pressure monitor sensors, and keyless entry devices.

We generate over 90% of our revenues from customers in the North American automotive aftermarket, primarily in the United States and Canada. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance Auto Parts and O’Reilly Auto Parts), national, regional and local warehouse distributors (such as Carquest Auto Parts and NAPA Auto Parts), specialty markets and salvage yards. We also distribute automotive replacement parts into Europe, Mexico, the Middle East and Asia.

The automotive aftermarket has benefited from some of the factors affecting the general economy, including the impact of the recent recession and continued high unemployment. We believe vehicle owners have become more likely to keep their current vehicles longer and perform necessary repairs and maintenance in order to keep those vehicles well maintained as a result of these factors. According to data published by the Automotive Aftermarket Industry Association in 2012, the average age of vehicles was 10.8 years as of December 2011. Another important statistic that impacts our business is the number of miles driven, which has remained essentially flat since 2009.

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

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here will be on Formerly Dealer Only parts as it is on the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have over 250 SKU’s in our medium and heavy duty product line. Revenues from this product line were less than 1% of our net sales in fiscal 2013 and fiscal 2012.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the first quarter has the lowest level of customer orders. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

We operate on a fifty-two or fifty-three week fiscal year period ending on the last Saturday of the calendar year. Our 2013 fiscal year will be a fifty-two week period that will end on December 28, 2013.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Thirteen Weeks Ended
	March 30, 2013	March 31, 2012
Net sales	100.0%	100.0%
Cost of goods sold	60.6	62.6

Gross profit	39.4	37.4
Selling, general and administrative expenses	20.0	19.3

Income from operations	19.4	18.1
Interest expense, net	0.1	0.0

Income from continuing operations before income taxes	19.3	18.1
Provision for income taxes	7.0	6.8

Net income from continuing operations	12.3%	11.3%

Thirteen Weeks Ended March 30, 2013 Compared to Thirteen Weeks Ended March 31, 2012

Net sales increased 15% to $154.4 million for the thirteen weeks ended March 30, 2013 from $134.8 million for the thirteen weeks ended March 31, 2012. Our revenue growth was primarily driven by strong overall demand for our new products, especially those introduced in the preceding 24 months.

Cost of goods sold, as a percentage of net sales, decreased to 60.6% for the thirteen weeks ended March 30, 2013 from 62.6% for the thirteen weeks ended March 31, 2012. A favorable change in sales mix towards higher margin automotive products and the positive effects of price increases in select customer segments contributed to the improved gross margin. Lower transportation and product costs were offset by $2.0 million of higher excess and obsolete inventory charges in fiscal 2013 compared to fiscal 2012.

Selling, general and administrative expenses were approximately $30.9 million for the thirteen weeks ended March 30, 2013 compared to $26.1 million for the thirteen weeks ended March 31, 2012. The spending increase was primarily due to higher variable costs associated with our 15% sales growth, approximately $1.0 million in additional investment in new product development and $0.8 million of depreciation and other related support costs associated with our enterprise resource planning system implementation. In addition, in January 2013 one large customer changed the way it distributes our product through its network. As a result, our selling, general and administrative costs increased by approximately $1.2 million in the first quarter of 2013. The additional costs were offset by a higher net selling price for our products.

Interest expense, net, approximated prior year levels for the thirteen weeks ended March 30, 2013.

Our effective tax rate was 36.1% for the thirteen weeks ended March 30, 2013 compared to 37.3% for the thirteen weeks ended March 31, 2012. The effective tax rate in 2013 benefitted from a fiscal 2012 research and development tax credit of $0.3 million which we recorded in fiscal 2013 due to the passage of the American Taxpayer Relief Act of 2012 in January 2013.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs and our revolving credit facility. At March 30, 2013, working capital was $291.2 million, while shareholders’ equity was $351.9 million. Cash and cash equivalents as of March 30, 2013 was $35.2 million.

Over the past several years we extended payment terms to certain customers as a result of customer requests and market demands. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. Without these programs, these extended terms would have resulted in increased accounts receivable and significant uses of cash flow. Pursuant to these agreements, we sold accounts receivable in the aggregate amount of $89.0 million and $59.7 million during the thirteen weeks ended March 30, 2013 and March 31, 2012, respectively. If receivables had not been sold, $195.5 million and $180.5 million of additional receivables would have been outstanding at March 30, 2013 and December 29, 2012, respectively, based on standard payment terms.

We have a $30.0 million revolving credit facility which expires in June 2015. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 75 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at March 30, 2013 was LIBOR plus 75 basis points (0.95%). There were no borrowings under the facility as of March 30, 2013. As of March 30, 2013, we had three outstanding letters of credit for approximately $0.9 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.1 million available under the facility at March 30, 2013. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business which was headquartered outside Stockholm, Sweden. The business is presented as a discontinued operation in the Consolidated Statements of Operations.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

(in thousands)	March 30, 2013	March 31, 2012
Cash provided by operating activities	$10,581	$14,025
Cash used in investing activities	(2,846)	(4,495)
Cash used in financing activities	(294)	(145)
Effect of exchange rate changes on cash and cash equivalents	—	227

Net increase in cash and cash equivalents	$7,441	$9,612

Cash provided by operating activities in fiscal 2013 decreased by $3.4 million compared to fiscal 2012 primarily due to a $7.2 million increase in working capital needs in fiscal 2013, partially offset by a $3.5 million increase in net income in fiscal 2013 compared to fiscal 2012. Accounts receivable increased in fiscal 2013 due to higher net sales. Accounts payable decreased due to lower inventory purchases and the timing of payments to vendors.

Investing activities used $2.8 million of cash in fiscal 2013 and $4.5 million in fiscal 2012 as a result of additions to property, plant and equipment. In the third quarter of fiscal 2010, we began a project to replace our enterprise resource planning (“ERP”) system. This project is expected to cost between $26 million and $29 million for capitalized software, installation services and internal costs through 2014. We have spent $16.3 million on the project, of which $1.0 million was spent in the thirteen weeks ended March 30, 2013 and $1.3 million was spent in the thirteen weeks ended March 31, 2012. The installation of the new ERP system was completed at one of our subsidiaries in January 2013 without any disruption to our operations. The remaining spending in each period is related to tooling associated with new products, scheduled equipment replacements and other capital projects.

Cash used by financing activities increased $0.1 million in fiscal 2013 compared to fiscal 2012. The sources and uses of cash from financing activities in each period result from stock option activity and the repurchase of common stock from our 401(k) Plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the thirteen weeks ended March 30, 2013, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012.

Foreign Currency Fluctuations

In fiscal 2012, approximately 80% of our products were purchased from suppliers in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases comes from China. Since June 2010, the Chinese Yuan has increased approximately 7.8% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized. The cost of many of the commodities that are used in our products have fluctuated over time resulting in increases and decreases in the prices of our products. In addition, we have periodically experienced increased transportation costs as a result of higher fuel prices. We will attempt to offset cost increases by passing along selling price increases to customers, using alternative suppliers and by resourcing purchases to other countries. However, there can be no assurance that we will be successful in these efforts.

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

New and Recently Adopted Accounting Pronouncements

Please refer to Note 12, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowing capacity and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $2.0 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended March 30, 2013.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended March 30, 2013, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 30, 2012 through January 26, 2013	9,600	$34.32	—	—
January 27, 2013 through February 23, 2013	2,900	$36.86	—	—
February 24, 2013 through March 30, 2013	14,712	$35.89	—	—

Total	27,212	$35.44	—	—

(1)	Includes shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period, if any. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan. Also includes shares purchased from the 401(k) Plan (as described in Note 8 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Item 601 Exhibit Number	Title

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the thirteen week period ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

May 3, 2013

\s\ Steven Berman
Steven Berman
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 3, 2013

\s\ Matthew Kohnke
Matthew Kohnke
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the thirteen week period ended March 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.