Form 10-Q
period 2013-06-29
Dorman Products, Inc.
filed 2013-08-02
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

As of July 26, 2013, the registrant had 36,503,845 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 29, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except per share data)	June 29, 2013	June 30, 2012
Net sales	$162,261	$144,172
Cost of goods sold	97,906	91,026

Gross profit	64,355	53,146
Selling, general and administrative expenses	33,601	27,419

Income from operations	30,754	25,727
Interest expense, net	53	38

Income from continuing operations before income taxes	30,701	25,689
Provision for income taxes	11,359	9,583

Income from continuing operations	19,342	16,106
Income from discontinued operations	—	3,636

Net income	$19,342	$19,742

Earnings Per Share:
Basic:
Continuing operations	$0.53	$0.45
Discontinued operations	—	0.10

Net income	$0.53	$0.55

Diluted:
Continuing operations	$0.53	$0.44
Discontinued operations	—	0.10

Net income	$0.53	$0.54

Weighted Average Shares Outstanding:
Basic	36,347	36,058
Diluted	36,685	36,636

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Twenty-six Weeks Ended
(in thousands, except for per share data)	June 29, 2013	June 30, 2012
Net Sales	$316,704	$278,995
Cost of goods sold:	191,525	175,373

Gross Profit	125,179	103,622
Selling, general and administrative expenses	64,517	53,488

Income from operations	60,662	50,134
Interest expense, net	101	52

Income from continuing operations before income taxes	60,561	50,082
Provision for income taxes	22,147	18,682

Income from continuing operations	38,414	31,400
Income from discontinued operations	—	3,920

Net Income	38,414	35,320

Earnings Per Share:
Basic:
Continuing operations	$1.06	$0.87
Discontinued operations	—	0.11

Net income	$1.06	$0.98

Diluted:
Continuing operations	$1.05	$0.86
Discontinued operations	—	0.11

Net income	$1.05	$0.97

Weighted Average Shares Outstanding:
Basic	36,331	36,014
Diluted	36,658	36,573

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended		For the Twenty-six Weeks Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income	$19,342	$19,742	$38,414	$35,320
Other comprehensive loss
Currency translation adjustments	—	(3,086)	—	(2,810)

Comprehensive income	$19,342	$16,656	$38,414	$32,510

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	June 29, 2013	December 29, 2012
Assets
Current Assets:
Cash and cash equivalents	$39,691	$27,708
Accounts receivable, less allowance for doubtful accounts and customer credits of $71,976 and $62,886, respectively	151,207	133,806
Inventories	146,075	145,270
Deferred income taxes	21,047	20,559
Prepaids and other current assets	5,734	2,332

Total current assets	363,754	329,675

Property, plant and equipment, net	51,136	48,758
Goodwill and intangible assets	30,147	26,553
Other assets	1,466	1,323

Total	$446,503	$406,309

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$44,809	$42,387
Accrued compensation	7,080	9,843
Other accrued liabilities	5,014	5,081

Total current liabilities	56,903	57,311

Other long-term liabilities	5,765	3,447
Deferred income taxes	12,382	12,679
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 36,503,845 and 36,477,506, respectively	365	365
Additional paid-in capital	42,738	41,007
Retained earnings	328,350	291,500

Total shareholders’ equity	371,453	332,872

Total	$446,503	$406,309

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Twenty-six Weeks Ended
(in thousands)	June 29, 2013	June 30, 2012
Cash Flows from Operating Activities:
Net income	$38,414	$35,320
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,733	3,956
Provision for doubtful accounts	103	111
Benefit from deferred income taxes	(785)	(884)
Provision for non-cash stock compensation	511	494
Foreign exchange gain	—	(2,972)
Changes in assets and liabilities:
Accounts receivable	(17,504)	(1,354)
Inventories	(699)	(21,438)
Prepaids and other current assets	(3,478)	(2,940)
Other assets	12	148
Accounts payable	2,423	14,862
Accrued compensation and other liabilities	(2,420)	(1,892)

Cash provided by operating activities	21,310	23,411

Cash Flows from Investing Activities:
Property, plant and equipment additions	(7,086)	(9,454)
Acquisition	(1,897)	—

Cash used in investing activities	(8,983)	(9,454)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	503	1,291
Other stock related activity	793	527
Purchase and cancellation of common stock	(1,640)	(752)

Cash (used in) provided by financing activities	(344)	1,066

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	27

Net Increase in Cash and Cash Equivalents	11,983	15,050
Cash and Cash Equivalents, Beginning of Period	27,708	50,196

Cash and Cash Equivalents, End of Period	$39,691	$65,246

Supplemental Cash Flow Information
Cash paid for interest expense	$105	$111
Cash paid for income taxes	$25,138	$19,154

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2013 AND JUNE 30, 2012

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Stock Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 29, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Certain amounts in the prior-year Consolidated Financial Statements have been reclassified to conform with current-year presentation.

2.	Acquisition

On May 17, 2013, we acquired certain assets and assumed certain liabilities of a remanufacturer of automotive parts primarily to expand our product portfolio. The purchase price was approximately $3.7 million, comprised of $1.9 million in cash and $1.8 million of estimated contingent payments to the former owner. The contingent payment arrangement is based upon future earnings levels of the acquired business. In connection with this acquisition, we preliminarily recorded $3.6 million in goodwill and other intangible assets pending a final valuation of the assets and liabilities. All of the goodwill resulting from the asset purchase is expected to be deductible for tax purposes. The financial results of the acquisition have been included in the Consolidated Financial Statements since the acquisition date.

3.	Discontinued Operations

On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business due to continued operating losses and to focus on growing our North American business. ScanTech was headquartered outside Stockholm, Sweden and distributed a line of Volvo and Saab replacement parts throughout the world.

The following table summarizes ScanTech’s net sales and income before taxes which have been presented as a discontinued operation in the Consolidated Statements of Operations for the thirteen weeks and twenty-six weeks ended June 29, 2013 and June 30, 2012:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	$—	$679	$—	$2,892
Income before taxes	$—	$3,046	$—	$3,113

4.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. We do not service the receivables after the sales transactions. Pursuant to these agreements, we sold $192.1 million and $154.8 million of accounts receivable during the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively. If receivables had not been sold, $225.6 million and $180.5 million of additional receivables would have been outstanding at June 29, 2013 and December 29, 2012, respectively, based on standard payment terms. Selling, general and administrative expenses for the twenty-six weeks ended June 29, 2013 and June 30, 2012 included $2.3 million and $2.0 million, respectively, in financing costs associated with these accounts receivable sales programs.

5.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of average cost or market. Inventories were as follows:

(in thousands)	June 29, 2013	December 29, 2012
Bulk product	$50,669	$49,121
Finished product	92,784	93,466
Packaging materials	2,622	2,683

Total	$146,075	$145,270

6.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of incentive stock options, non-qualified stock options and shares of restricted stock or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in each grant agreement, as approved by the Board of Directors, but in no event more than ten years from the date of grant. At June 29, 2013, 1,659,866 shares were available for grant under the Plan.

We expense the grant-date fair value of employee stock options. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for stock options for the twenty-six weeks ended June 29, 2013 and June 30, 2012 was $79,000 and $98,000, respectively, before taxes. The compensation cost recognized is classified as selling, general and administrative expense in our Consolidated Statements of Operations. No compensation cost was capitalized during fiscal 2013 or fiscal 2012. We have included a forfeiture assumption of 5.4% for fiscal 2013 and fiscal 2012 in the calculation of compensation cost.

We use the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

The following table summarizes our stock option activity for the twenty-six weeks ended June 29, 2013:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 29, 2012	274,000	$8.62
Exercised	(65,000)	$7.74

Balance at June 29, 2013	209,000	$8.90	4.9	$7,677,000

Options exercisable at June 29, 2013	139,000	$6.49	3.9	$5,441,000

The total intrinsic value of stock options exercised in the twenty-six weeks ended June 29, 2013 was $1.9 million. As of June 29, 2013, there was approximately $0.4 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Cash received from option exercises and cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements are classified as cash flows from financing activities. Cash received from option exercises were approximately $0.5 and $1.3 million in the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively. The excess tax benefit generated from options which were exercised in the twenty-six weeks ended June 29, 2013 and June 30, 2012 was $0.8 million and $1.5 million, respectively, and was credited to additional paid in capital.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period. Compensation cost related to restricted stock is recognized on a straight-line basis over the vesting period. We retain the restricted stock, and any dividends paid thereto, until the vesting provisions have been met. Compensation cost related to restricted stock was $432,000 and $396,000 for the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively.

The following table summarizes our restricted stock activity for the twenty-six weeks ended June 29, 2013:

	Shares	Weighted Average Price
Balance at December 29, 2012	174,154	$18.02
Granted	21,500	$44.24
Vested	(36,750)	$16.52
Cancelled	(10,166)	$12.10

Balance at June 29, 2013	148,738	$22.57

As of June 29, 2013, there was approximately $3.1 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 3.1 years. The excess tax benefit generated from restricted shares which were vested in the twenty-six weeks ended June 29, 2013 was $0.3 million and was credited to additional paid in capital.

7.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding stock options and unvested restricted stock as calculated using the treasury stock method. However, in periods when the exercise price of our stock options, by grant, is greater than our average stock price during the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. Options to purchase 50,000 shares of common stock were outstanding at June 30, 2012, but were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share data)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Numerator:
Income from continuing operations	$19,342	$16,106	$38,414	$31,400
Income from discontinued operations	—	3,636	—	3,920

Net income	$19,342	$19,742	$38,414	$35,320

Denominator:
Weighted average basic shares outstanding	36,347	36,058	36,331	36,014
Effect of stock-based compensation awards	338	578	327	559

Weighted average diluted shares outstanding	36,685	36,636	36,658	36,573

Earnings Per Share:
Basic:
Income from continuing operations	$0.53	$0.45	$1.06	$0.87
Income from discontinued operations	—	0.10	—	0.11

Net income	$0.53	$0.55	$1.06	$0.98

Diluted:
Income from continuing operations	$0.53	$0.44	$1.05	$0.86
Income from discontinued operations	—	0.10	—	0.11

Net income	$0.53	$0.54	$1.05	$0.97

8.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the twenty-six weeks ended June 29, 2013, we repurchased and cancelled 42,100 shares of common stock at an average price of $38.95 per share. During the fifty-two weeks ended December 29, 2012, we repurchased and cancelled 70,208 shares of common stock at an average price of $27.68 per share.

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

At June 29, 2013, we had $2.1 million of net unrecognized tax benefits, $1.5 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 29, 2013, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

We file income tax returns in the United States. All years before 2009 are closed for federal tax purposes. In regards to state tax, we are currently under examination by two state tax authorities and tax years before 2008 are closed for the remaining states in which we file. We filed tax returns in Sweden through 2012 and all years prior to 2008 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could impact the Company’s unrecognized tax benefits.

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

Other comprehensive loss of $2.8 million for the twenty-six weeks ended June 30, 2012 is related to currency translation adjustments of our discontinued operation which is discussed in Note 3.

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

The automotive aftermarket has benefited from some of the factors affecting the general economy, including the impact of the recent recession and continued high unemployment. We believe vehicle owners have become more likely to keep their current vehicles longer and perform necessary repairs and maintenance in order to keep those vehicles well maintained as a result of these factors. According to data published by the Automotive Aftermarket Industry Association, the average age of vehicles was 11.3 years as of January 2013, up from 10.3 years in January 2009. Another important statistic that impacts our business is the number of miles driven, which has decreased slightly since 2009.

The overall automotive aftermarket in which we compete has benefited from the conditions mentioned above. However, our customer base has consolidated in recent years. As a result, our customers regularly seek more favorable pricing, product returns and extended payment terms when negotiating with us. We attempt to avoid or minimize these concessions as much as possible, but we have granted pricing concessions, extended customer payment terms and allowed a higher level of product returns in certain cases. These concessions impact our profit levels and may require additional capital to finance the business. We expect our customers to continue to exert pressure on our margins as the customer base continues to consolidate.

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

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here will be on Formerly Dealer Only parts as it is on the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have over 250 SKU’s in our medium and heavy duty product line. Revenues from this product line were less than 1% of our net sales in the twenty-six weeks ended June 29, 2013 and fiscal 2012.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the first quarter has the lowest level of customer orders. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

We operate on a fifty-two or fifty-three week fiscal year period ending on the last Saturday of the calendar year. Our 2013 fiscal year will be a fifty-two week period that will end on December 28, 2013. The fiscal year ended December 29, 2012 was also a fifty-two week period.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.3	63.1	60.5	62.9

Gross profit	39.7	36.9	39.5	37.1
Selling, general and administrative expenses	20.7	19.1	20.3	19.1

Income from operations	19.0	17.8	19.2	18.0
Interest expense, net	0.1	0.0	0.1	0.0

Income from continuing operations before income taxes	18.9	17.8	19.1	18.0
Provision for income taxes	7.0	6.6	7.0	6.7

Net income from continuing operations	11.9%	11.2%	12.1%	11.3%

Thirteen Weeks Ended June 29, 2013 Compared to Thirteen Weeks Ended June 30, 2012

Net sales increased 13% to $162.3 million for the thirteen weeks ended June 29, 2013 from $144.2 million for the thirteen weeks ended June 30, 2012. Our revenue growth was primarily driven by strong overall demand for our new products, especially those new products introduced in the preceding 24 months.

Cost of goods sold, as a percentage of net sales, decreased to 60.3% for the thirteen weeks ended June 29, 2013 from 63.1% for the thirteen weeks ended June 30, 2012. A favorable change in sales mix towards higher margin automotive products, the positive effects of price increases in select customer segments, lower transportation charges and lower provisions for excess and obsolete inventory of $1.2 million contributed to the improved gross margin during the thirteen weeks ended June 29, 2013.

Selling, general and administrative expenses were approximately $33.6 million for the thirteen weeks ended June 29, 2013 compared to $27.4 million for the thirteen weeks ended June 30, 2012. The spending increase during the thirteen weeks ended June 29, 2013 was primarily due to higher variable costs associated with our 13% sales growth, approximately $1.3 million in additional investment in new product development and $1.2 million of depreciation and other related support costs associated with our enterprise resource planning system implementation. In addition, in January 2013 one large customer changed the way it distributes our product through its network. As a result, our selling, general and administrative costs increased by approximately $1.5 million in the second quarter of 2013. The additional costs were offset by a higher net selling price for our products.

Interest expense, net, approximated prior year levels for the thirteen weeks ended June 29, 2013.

Our effective tax rate was 37.0% for the thirteen weeks ended June 29, 2013 compared to 37.3% for the thirteen weeks ended June 30, 2012.

Twenty-six Weeks Ended June 29, 2013 Compared to Twenty-six Weeks Ended June 30, 2012

Net sales increased 14% to $316.7 million for the twenty-six weeks ended June 29, 2013 from $279.0 million for the twenty-six weeks ended June 30, 2012. Our revenue growth was primarily driven by strong overall demand for our new products, especially those new products introduced in the preceding 24 months.

Cost of goods sold, as a percentage of net sales, decreased to 60.5% for the twenty-six weeks ended June 29, 2013 from 62.9% for the twenty-six weeks ended June 30, 2012. A favorable change in sales mix towards higher margin automotive products and the positive effects of price increases in select customer segments contributed to the improved gross margin during the twenty-six weeks ended June 29, 2013. In addition, lower transportation costs were partially offset by $0.8 million of higher excess and obsolete inventory charges in the 2013 period compared to the same period in 2012.

Selling, general and administrative expenses were approximately $64.5 million for the twenty-six weeks ended June 29, 2013 compared to $53.5 million for the twenty-six weeks ended June 30, 2012. The spending increase was primarily due to higher variable costs associated with our 14% sales growth, approximately $2.3 million in additional investment in new product development and $2.0 million of depreciation and other related support costs associated with our enterprise resource planning system implementation. In addition, in January 2013 one large customer changed the way it distributes our product through its network. As a result, our selling, general and administrative costs increased by approximately $2.7 million in fiscal 2013. The additional costs were offset by a higher net selling price for our products.

Interest expense, net, approximated prior year levels for the twenty-six weeks ended June 29, 2013.

Our effective tax rate was 36.6% for the twenty-six weeks ended June 29, 2013 compared to 37.3% for the twenty-six weeks ended June 30, 2012. The effective tax rate in the twenty-six weeks ended June 29, 2013 benefitted from a fiscal 2012 research and development tax credit of $0.3 million which we recorded in fiscal 2013 due to the passage of the American Taxpayer Relief Act of 2012 in January 2013.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs and our revolving credit facility. At June 29, 2013, working capital was $306.9 million, while shareholders’ equity was $371.5 million. Cash and cash equivalents as of June 29, 2013 was $39.7 million.

Over the past several years we extended payment terms to certain customers as a result of customer requests and market demands. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. Without these programs, these extended terms would have resulted in increased accounts receivable and significant uses of cash flow. Pursuant to these agreements, we sold accounts receivable in the aggregate amount of $192.1 million and $154.8 million during the twenty-six weeks ended June 29, 2013 and June 30, 2012, respectively. If receivables had not been sold, $225.6 million and $180.5 million of additional receivables would have been outstanding at June 29, 2013 and December 29, 2012, respectively, based on standard payment terms.

We have a $30.0 million revolving credit facility which expires in June 2015. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 75 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at June 29, 2013 was LIBOR plus 75 basis points (0.95%). There were no borrowings under the facility as of June 29, 2013. As of June 29, 2013, we had three outstanding letters of credit for approximately $0.9 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.1 million available under the facility at June 29, 2013. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business which was headquartered outside Stockholm, Sweden. The business is presented as a discontinued operation in the Consolidated Statements of Operations.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	Twenty-six Weeks Ended
(in thousands)	June 29, 2013	June 30, 2012
Cash provided by operating activities	$21,310	$23,411
Cash used in investing activities	(8,983)	(9,454)
Cash (used in) provided by financing activities	(344)	1,066
Effect of exchange rate changes on cash and cash equivalents	—	27

Net increase in cash and cash equivalents	$11,983	$15,050

Cash provided by operating activities in fiscal 2013 decreased by $2.1 million compared to fiscal 2012 primarily due to a $9.1 million increase in working capital needs in fiscal 2013, partially offset by a $3.1 million increase in net income in fiscal 2013 compared to fiscal 2012 and a $3.0 million non-cash foreign exchange gain in fiscal 2012. Accounts receivable increased in fiscal 2013 due to higher net sales. The year over year increase in accounts payable was lower in fiscal 2013 compared to fiscal 2012 due to lower inventory purchases and the timing of payments to vendors.

Investing activities used $9.0 million of cash in fiscal 2013 and $9.5 million in fiscal 2012. In the third quarter of fiscal 2010, we began a project to replace our enterprise resource planning (“ERP”) system. This project is expected to cost between $29 million and $32 million for capitalized software, installation services and internal costs through 2014. We have spent $16.6 million on the project, of which $1.3 million was spent in the twenty-six weeks ended June 29, 2013 and $4.0 million was spent in the twenty-six weeks ended June 30, 2012. The installation of the new ERP system was completed at one of our subsidiaries in January 2013 without any disruption to our operations. The remaining capital spending in each period is related to tooling associated with new products, scheduled equipment replacements and other capital projects. Additionally, during the twenty-six weeks ended June 29, 2013, we used approximately $1.9 million of cash on hand to acquire certain assets and assume certain liabilities of a remanufacturer of automotive parts.

Financing activities used $0.3 million of cash in fiscal 2013 compared to providing $1.1 million of cash in fiscal 2012. The sources and uses of cash in each period result from stock option activity and the repurchase of common stock from our 401(k) Plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the twenty-six weeks ended June 29, 2013, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012.

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

The largest portion of our overseas purchases comes from China. Since June 2010, the Chinese Yuan has increased approximately 9.0% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

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

New and Recently Adopted Accounting Pronouncements

Please refer to Note 12, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowing capacity and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $2.3 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended June 29, 2013.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended June 29, 2013, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 31, 2013 through April 27, 2013	7,283	$35.95	—	—
April 28, 2013 through May 25, 2013	11,000	$44.28	—	—
May 26, 2013 through June 29, 2013	4,500	$46.84	—	—

Total	22,783	$42.12	—	—

(1)	Includes shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period, if any. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan. Also includes shares purchased from the 401(k) Plan (as described in Note 8 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Item 601 Exhibit Number	Title

10.1	General Release and Waiver signed by Joseph M. Beretta dated July 11, 2013 (filed with this report).

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

August 2, 2013

\s\ Steven Berman
Steven Berman Chairman and Chief Executive Officer (Principal Executive Officer)

August 2, 2013

\s\ Matthew Kohnke
Matthew Kohnke Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.1	General Release and Waiver signed by Joseph M. Beretta dated July 11, 2013 (filed with this report).

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended June 29, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.