Form 10-Q
period 2013-09-28
Dorman Products, Inc.
filed 2013-11-01
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of October 25, 2013 the registrant had 36,481,324 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 28, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except per share data)	September 28, 2013	September 29, 2012
Net sales	$177,953	$156,411
Cost of goods sold	108,249	96,665

Gross profit	69,704	59,746
Selling, general and administrative expenses	34,034	28,615

Income from operations	35,670	31,131
Interest expense, net	47	38

Income from continuing operations before income taxes	35,623	31,093
Provision for income taxes	12,736	11,337

Income from continuing operations	22,887	19,756
Income from discontinued operations	—	586

Net income	$22,887	$20,342

Earnings Per Share:
Basic:
Continuing operations	$0.63	$0.54
Discontinued operations	—	0.02

Net income	$0.63	$0.56

Diluted:
Continuing operations	$0.62	$0.54
Discontinued operations	—	0.02

Net income	$0.62	$0.56

Weighted Average Shares Outstanding:
Basic	36,362	36,240
Diluted	36,632	36,622

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Thirty-nine Weeks Ended
(in thousands, except for per share data)	September 28, 2013	September 29, 2012
Net Sales	$494,657	$435,406
Cost of goods sold	299,774	272,038

Gross Profit	194,883	163,368
Selling, general and administrative expenses	98,551	82,103

Income from operations	96,332	81,265
Interest expense, net	148	90

Income from continuing operations before income taxes	96,184	81,175
Provision for income taxes	34,883	30,019

Income from continuing operations	61,301	51,156
Income from discontinued operations	—	4,506

Net Income	$61,301	$55,662

Earnings Per Share:
Basic:
Continuing operations	$1.69	$1.41
Discontinued operations	—	0.13

Net income	$1.69	$1.54

Diluted:
Continuing operations	$1.67	$1.40
Discontinued operations	—	0.13

Net income	$1.67	$1.53

Weighted Average Shares Outstanding:
Basic	36,343	36,089
Diluted	36,610	36,489

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended		For the Thirty-nine Weeks Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income	$22,887	$20,342	$61,301	$55,662
Other comprehensive loss
Currency translation adjustments	—	—	—	(2,810)

Comprehensive income	$22,887	$20,342	$61,301	$52,852

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	September 28, 2013	December 29, 2012
Assets
Current Assets:
Cash and cash equivalents	$48,335	$27,708
Accounts receivable, less allowance for doubtful accounts and customer credits of $69,990 and $56,512, respectively	178,702	140,180
Inventories	149,098	145,270
Deferred income taxes	20,093	20,559
Prepaids and other current assets	2,799	2,332

Total current assets	399,027	336,049

Property, plant and equipment, net	58,717	48,758
Goodwill and intangible assets	30,114	26,553
Other assets	1,734	1,323

Total	$489,592	$412,683

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$49,136	$42,387
Accrued compensation	8,047	9,843
Other accrued liabilities	20,607	11,455

Total current liabilities	77,790	63,685

Other long-term liabilities	5,779	3,447
Deferred income taxes	12,449	12,679
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 36,481,324 and 36,477,506, respectively	365	365
Additional paid-in capital	42,941	41,007
Retained earnings	350,268	291,500

Total shareholders’ equity	393,574	332,872

Total	$489,592	$412,683

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Thirty-nine Weeks Ended
(in thousands)	September 28, 2013	September 29, 2012
Cash Flows from Operating Activities:
Net income	$61,301	$55,662
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,417	5,973
Provision for doubtful accounts	101	195
Provision (benefit) for deferred income taxes	236	(1,562)
Provision for non-cash stock compensation	769	750
Foreign exchange gain	—	(2,987)
Changes in assets and liabilities:
Accounts receivable	(38,623)	(16,375)
Inventories	(3,722)	(18,437)
Prepaids and other current assets	(543)	(1,169)
Other assets	(256)	(257)
Accounts payable	2,493	7,087
Accrued compensation and other liabilities	7,668	(279)

Cash provided by operating activities	36,841	28,601

Cash Flows from Investing Activities:
Property, plant and equipment additions	(12,949)	(14,437)
Acquisition	(1,897)	—

Cash used in investing activities	(14,846)	(14,437)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	503	1,388
Other stock related activity	793	1,455
Purchase and cancellation of common stock	(2,664)	(1,203)

Cash (used in) provided by financing activities	(1,368)	1,640

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	71

Net Increase in Cash and Cash Equivalents	20,627	15,875
Cash and Cash Equivalents, Beginning of Period	27,708	50,196

Cash and Cash Equivalents, End of Period	$48,335	$66,071

Supplemental Cash Flow Information
Cash paid for interest expense	$150	$165
Cash paid for income taxes	$31,325	$26,872

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 2013 AND SEPTEMBER 29, 2012

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Stock Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2013. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

The previously reported Consolidated Financial Statements include an adjustment to present accrued customer rebates which may be settled in cash as an accrued liability. The effect of this reclassification adjustment was a $6.4 million increase to accounts receivable and other accrued liabilities as of December 29, 2012. We believe the adjustment is inconsequential to any previous annual or interim Consolidated Financial Statements.

2.	Acquisition

On May 17, 2013, we acquired certain assets and assumed certain liabilities of Re-Involt Technologies, LLC, a remanufacturer of hybrid battery systems, primarily to expand our product portfolio. The purchase price was approximately $3.7 million, comprised of $1.9 million in cash and $1.8 million of estimated contingent payments to the former owner. The contingent payment arrangement is based upon future earnings levels of the acquired business. In connection with this acquisition, we preliminarily recorded $3.6 million in goodwill and other intangible assets pending a final valuation of the assets and liabilities. All of the intangible assets resulting from the asset purchase are expected to be deductible for tax purposes. The financial results of the acquisition have been included in the Consolidated Financial Statements since the acquisition date.

3.	Discontinued Operations

On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business due to continued operating losses and to focus on growing our North American business. ScanTech was headquartered outside Stockholm, Sweden and distributed a line of Volvo and Saab replacement parts throughout the world.

The following table summarizes ScanTech’s net sales and income before taxes which have been presented as a discontinued operation in the Consolidated Statements of Operations for the thirteen weeks and thirty-nine weeks ended September 28, 2013 and September 29, 2012:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$—	$16	$—	$2,908
Income before taxes	$—	$12	$—	$3,125

4.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. We do not service the receivables after the sales transactions. Pursuant to these agreements, we sold $296.5 million and $235.2 million of accounts receivable during the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively. If receivables had not been sold, $226.1 million and $180.5 million of additional accounts receivable would have been outstanding at September 28, 2013 and December 29, 2012, respectively, based on standard payment terms. Selling, general and administrative expenses for the thirty-nine weeks ended September 28, 2013 and September 29, 2012 included $3.6 million and $3.3 million, respectively, in financing costs associated with these accounts receivable sales programs.

5.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of average cost or market. Inventories were as follows:

(in thousands)	September 28, 2013	December 29, 2012
Bulk product	$49,269	$49,121
Finished product	97,055	93,466
Packaging materials	2,774	2,683

Total	$149,098	$145,270

6.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of incentive stock options, non-qualified stock options and shares of restricted stock or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved. Stock options are exercisable upon the vesting date set forth in each stock option agreement but in no event more than ten years from the date of grant. Restricted stock vest in accordance with the terms set forth in each restricted stock agreement. At September 28, 2013, 1,703,326 shares were available for grant under the Plan.

We expense the grant-date fair value of employee stock options. Compensation cost is recognized on a straight-line basis over the vesting period during which employees perform related services. The compensation cost charged against income for stock options for the thirty-nine weeks ended September 28, 2013 and September 29, 2012 was $119,000 and $151,000, respectively, before taxes. The compensation cost recognized is classified as selling, general and administrative expense in our Consolidated Statements of Operations. No compensation cost was capitalized during fiscal 2013 or fiscal 2012. We have included a forfeiture assumption of 5.4% for fiscal 2013 and fiscal 2012 in the calculation of compensation cost.

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

The following table summarizes our stock option activity for the thirty-nine weeks ended September 28, 2013:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 29, 2012	274,000	$8.62
Exercised	(89,000)	$7.29
Cancelled	(20,000)	$12.39

Balance at September 28, 2013	165,000	$8.60	4.4	$6,778,000

Options exercisable at September 28, 2013	115,000	$6.57	3.4	$4,957,000

The total intrinsic value of stock options exercised in the thirty-nine weeks ended September 28, 2013 was $2.9 million. As of September 28, 2013, there was approximately $0.3 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Cash received from option exercises and cash flows resulting from tax deductions in excess of compensation cost recognized in the financial statements are classified as cash flows from financing activities. Cash received from option exercises were approximately $0.5 million and $1.4 million in the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively. The excess tax benefit generated from options which were exercised in the thirty-nine weeks ended September 28, 2013 and September 29, 2012 was $0.8 million and $2.4 million, respectively, and was credited to additional paid in capital.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period. Compensation cost related to restricted stock is recognized on a straight-line basis over the vesting period. We retain the restricted stock, and any dividends paid thereto, until the vesting provisions have been met. Compensation cost related to restricted stock was $650,000 and $599,000 for the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively.

The following table summarizes our restricted stock activity for the thirty-nine weeks ended September 28, 2013:

	Shares	Weighted Average Price
Balance at December 29, 2012	174,154	$18.02
Granted	23,000	$44.68
Vested	(36,750)	$16.52
Cancelled	(35,126)	$17.27

Balance at September 28, 2013	125,278	$23.55

As of September 28, 2013, there was approximately $2.4 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.9 years. The excess tax benefit generated from restricted shares which were vested in the thirty-nine weeks ended September 28, 2013 was $0.3 million and was credited to additional paid in capital.

7.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding stock options and nonvested restricted stock as calculated using the treasury stock method. However, in periods when the exercise price of our stock options, by grant, is greater than our average stock price during the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. Options to purchase 50,000 shares of common stock were outstanding at September 29, 2012, but were excluded from the calculation of dilutive earnings per share as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share data)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerator:
Income from continuing operations	$22,887	$19,756	$61,301	$51,156
Income from discontinued operations	—	586	—	4,506

Net income	$22,887	$20,342	$61,301	$55,662

Denominator:
Weighted average basic shares outstanding	36,362	36,240	36,343	36,089
Effect of stock-based compensation awards	270	382	267	400

Weighted average diluted shares outstanding	36,632	36,622	36,610	36,489

Earnings Per Share:
Basic:
Continuing operations	$0.63	$0.54	$1.69	$1.41
Discontinued operations	—	0.02	—	0.13

Net income	$0.63	$0.56	$1.69	$1.54

Diluted:
Continuing operations	$0.62	$0.54	$1.67	$1.40
Discontinued operations	—	0.02	—	0.13

Net income	$0.62	$0.56	$1.67	$1.53

8.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the thirty-nine weeks ended September 28, 2013, we repurchased and cancelled 62,170 shares of common stock at an average price of $42.84 per share. During the fifty-two weeks ended December 29, 2012, we repurchased and cancelled 70,208 shares of common stock at an average price of $27.68 per share.

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

At September 28, 2013, we had $1.6 million of net unrecognized tax benefits, $1.1 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 28, 2013, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

We file income tax returns in the United States. All years before 2010 are closed for federal tax purposes. In regards to state tax, we are currently under examination by one state tax authority for the years 2008-2010. Tax years before 2009 are closed for the remaining states in which we file. We filed tax returns in Sweden through 2012 and all years prior to 2008 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could impact the Company’s unrecognized tax benefits.

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

Other comprehensive loss of $2.8 million for the thirty-nine weeks ended September 29, 2012 is related to currency translation adjustments of our discontinued operation which is discussed in Note 3.

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

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here will be on Formerly Dealer Only parts as it is on the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have over 250 SKU’s in our medium and heavy duty product line. Revenues from this product line were less than 1% of our net sales in the thirty-nine weeks ended September 28, 2013 and fiscal 2012.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	60.8	61.8	60.6	62.5

Gross profit	39.2	38.2	39.4	37.5
Selling, general and administrative expenses	19.2	18.3	19.9	18.8

Income from operations	20.0	19.9	19.5	18.7
Interest expense, net	0.0	0.0	0.1	0.1

Income from continuing operations before income taxes	20.0	19.9	19.4	18.6
Provision for income taxes	7.1	7.3	7.0	6.9

Net income from continuing operations	12.9%	12.6%	12.4%	11.7%

Thirteen Weeks Ended September 28, 2013 Compared to Thirteen Weeks Ended September 29, 2012

Net sales increased 14% to $178.0 million for the thirteen weeks ended September 28, 2013 from $156.4 million for the thirteen weeks ended September 29, 2012. Our revenue growth was primarily driven by strong overall demand for our new products, especially those new products introduced in the preceding 24 months. Net sales in both periods were favorably impacted by the shipment of several large product line updates.

Cost of goods sold, as a percentage of net sales, decreased to 60.8% for the thirteen weeks ended September 28, 2013 from 61.8% for the thirteen weeks ended September 29, 2012. A favorable change in sales mix towards higher margin products, the positive effects of price increases in select customer segments and lower transportation costs contributed to the improved gross margin during the thirteen weeks ended September 28, 2013.

Selling, general and administrative expenses were approximately $34.0 million for the thirteen weeks ended September 28, 2013 compared to $28.6 million for the thirteen weeks ended September 29, 2012. The increase during the thirteen weeks ended September 28, 2013 was primarily due to higher variable costs associated with our 14% sales growth, approximately $1.1 million in additional investment in new product initiatives and $0.6 million of depreciation and other related support costs associated with our enterprise resource planning system implementation. In addition, in January 2013 one large customer changed the way it distributes our product through its network. As a result, our selling, general and administrative costs increased by approximately $1.5 million in the third quarter of 2013. The additional costs were offset by a higher net selling price for our products in the thirteen weeks ended September 28, 2013.

Interest expense, net, approximated prior year levels for the thirteen weeks ended September 28, 2013.

Our effective tax rate was 35.8% for the thirteen weeks ended September 28, 2013 compared to 36.5% for the thirteen weeks ended September, 29, 2012. The 2013 effective tax rate in the thirteen weeks ended September 28, 2013 was favorably impacted by the adjustment of an accrual associated with an uncertain tax position.

Thirty-nine Weeks Ended September 28, 2013 Compared to Thirty-nine Weeks Ended September 29, 2012

Net sales increased 14% to $494.7 million for the thirty-nine weeks ended September 28, 2013 from $435.4 million for the thirty-nine weeks ended September 29, 2012. Our revenue growth was primarily driven by strong overall demand for our new products, especially those new products introduced in the preceding 24 months.

Cost of goods sold, as a percentage of net sales, decreased to 60.6% for the thirty-nine weeks ended September 28, 2013 from 62.5% for the thirty-nine weeks ended September 29, 2012. A favorable change in sales mix towards higher margin products and the positive effects of price increases in select customer segments contributed to the improved gross margin during the thirty-nine weeks ended September 28, 2013. In addition, lower transportation costs were partially offset by $0.7 million of higher excess and obsolete inventory charges in the 2013 period compared to the same period in 2012.

Selling, general and administrative expenses were approximately $98.6 million for the thirty-nine weeks ended September 28, 2013 compared to $82.1 million for the thirty-nine weeks ended September 29, 2012. The spending increase was primarily due to higher variable costs associated with our 14% sales growth, approximately $3.4 million in additional investment in new product initiatives and $2.6 million of depreciation and other related support costs associated with our enterprise resource planning system implementation. In addition, in January 2013 one large customer changed the way it distributes our product through its network. As a result, our selling, general and administrative costs increased by approximately $4.2 million in fiscal 2013. The additional costs were offset by a higher net selling price for our products in the thirty-nine weeks ended September 28, 2013.

Interest expense, net, approximated prior year levels for the thirty-nine weeks ended September 28, 2013.

Our effective tax rate was 36.3% for the thirty-nine weeks ended September 28, 2013 compared to 37.0% for the thirty-nine weeks ended September 29, 2012. The effective tax rate in the thirty-nine weeks ended September 28, 2013 benefitted from a research and development tax credit of $0.3 million and from lower state income taxes.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs and our revolving credit facility. At September 28, 2013, working capital was $321.2 million, while shareholders’ equity was $393.6 million. Cash and cash equivalents as of September 28, 2013 was $48.3 million.

Over the past several years we extended payment terms to certain customers as a result of customer requests and market demands. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. Without these programs, these extended terms would have resulted in increased accounts receivable and significant uses of cash flow. Pursuant to these agreements, we sold accounts receivable in the aggregate amount of $296.5 million and $235.2 million during the thirty-nine weeks ended September 28, 2013 and September 29, 2012, respectively. If receivables had not been sold, $226.1 million and $180.5 million of additional receivables would have been outstanding at September 28, 2013 and December 29, 2012, respectively, based on standard payment terms.

We have a $30.0 million revolving credit facility which expires in June 2015. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 75 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at September 28, 2013 was LIBOR plus 75 basis points (0.93%). There were no borrowings under the facility as of September 28, 2013. As of September 28, 2013, we had three outstanding letters of credit for approximately $0.9 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.1 million available under the facility at September 28, 2013. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	Thirty-nine Weeks Ended
(in thousands)	September 28, 2013	September 29, 2012
Cash provided by operating activities	$36,841	$28,601
Cash used in investing activities	(14,846)	(14,437)
Cash (used in) provided by financing activities	(1,368)	1,640
Effect of exchange rate changes on cash and cash equivalents	—	71

Net increase in cash and cash equivalents	$20,627	$15,875

Cash provided by operating activities in fiscal 2013 increased by $8.2 million compared to fiscal 2012 primarily due to a $5.6 million increase in net income in fiscal 2013 and a non-recurring $3.0 million non-cash foreign exchange gain in fiscal 2012. A $3.6 million increase in working capital was partially offset by increased depreciation and provisions for deferred income taxes in fiscal 2013 compared to fiscal 2012. Working capital was negatively impacted by accounts receivable which increased due to higher net sales. An increase in other accrued liabilities due to the timing of payments to customers for cash rebates positively impacted working capital.

Investing activities used $14.8 million of cash in fiscal 2013 and $14.4 million in fiscal 2012. Capital spending was primarily related to the following significant projects:

In the third quarter of fiscal 2010, we began a project to replace our enterprise resource planning (“ERP”) system. This project is expected to cost between $34 million and $37 million for capitalized software, installation services and internal costs through 2014. We have paid approximately $17.7 million for the project, of which $2.4 million was paid in the thirty-nine weeks ended September 28, 2013 and $6.7 million was paid in the thirty-nine weeks ended September 29, 2012. The installation of the new ERP system was completed at one of our subsidiaries in January 2013 without any disruption to our operations.

In the second quarter of 2013, we began an expansion of our Warsaw, Kentucky facility to provide additional capacity to support the current and projected growth of the business. The addition and related equipment, which will cost approximately $7.0 million, will add approximately 170,000 square feet of warehouse space and is expected to be completed in the fall of 2013. During the thirty-nine weeks ended September 28, 2013 we have paid approximately $2.1 million for this project. The remaining capital spending in each period is related to tooling associated with new products, scheduled equipment replacements and other capital projects.

Additionally, during the thirty-nine weeks ended September 28, 2013, we used approximately $1.9 million of cash on hand to acquire certain assets and assume certain liabilities of a remanufacturer of hybrid battery systems.

Financing activities used $1.4 million of cash in fiscal 2013 compared to providing $1.6 million of cash in fiscal 2012. The sources and uses of cash in each period result from stock option activity and the repurchase of common stock from our 401(k) Plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the thirty-nine weeks ended September 28, 2013, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012.

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

The largest portion of our overseas purchases comes from China. Since June 2010, the Chinese Yuan has increased approximately 9.6% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

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

Revenue Recognition and Allowance for Customer Credits. Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. We record estimates for cash discounts, product returns and warranties, discounts and promotional rebates in the period of the sale (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as a reduction of accounts receivable. Accrued customer rebates which we expect to settle in cash are classified as other current liabilities. Actual Customer Credits and accrued customer rebates have not differed materially from estimated amounts. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended September 28, 2013.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended September 28, 2013, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 30, 2013 through July 27, 2013	—	$—	—	—
July 28, 2013 through August 24, 2013	14,810	$51.04	—	—
August 25, 2013 through September 28, 2013	5,260	$50.96	—	—

Total	20,070	$51.02	—	—

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

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Item 601 Exhibit Number	Title

10.1	General Release and Waiver signed by Joseph M. Beretta dated July 11, 2013 (incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013).

10.2	First Amendment to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan dated May 30, 2013 (filed with this report).

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

November 1, 2013

\s\ Steven Berman

Steven Berman

Chairman and Chief Executive Officer

(Principal Executive Officer)

November 1, 2013

\s\ Matthew Kohnke

Matthew Kohnke

Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)

EXHIBIT INDEX

10.1	General Release and Waiver signed by Joseph M. Beretta dated July 11, 2013 (incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013).

10.2	First Amendment to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan dated May 30, 2013 (filed with this report).

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended September 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Statements of Comprehensive Income; (iii) the Consolidated Balance Sheets; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.