Form 10-K
period 2013-12-28
Dorman Products, Inc.
filed 2014-02-25
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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

(215) 997-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 Par Value	The NASDAQ Global Select Market

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 18, 2014 the registrant had 36,502,600 shares of common stock, $0.01 par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2013 was $1,005,064,313.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 28, 2013, are incorporated by reference into Part III of this annual report on Form 10-K.

DORMAN PRODUCTS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 28, 2013

The Company’s fiscal year ends on the last Saturday of the calendar year.

References to	Refers to the year ended
Fiscal 2009	December 26, 2009
Fiscal 2010	December 25, 2010
Fiscal 2011	December 31, 2011
Fiscal 2012	December 29, 2012
Fiscal 2013	December 28, 2013

PART I

Item 1. Business.

General

Dorman Products, Inc. was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

We are a leading supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket. We distribute and market approximately 150,000 different stock keeping units (“SKU’s”) of automotive replacement parts, many of which we design and engineer. We believe we are the dominant aftermarket supplier of original equipment “dealer exclusive” items. Original equipment dealer exclusive parts are those which were traditionally available to consumers only from original equipment manufacturers or used parts from salvage yards and include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, complex electronics devices, and exhaust gas recirculation (EGR) coolers. Fasteners include such items as oil drain plugs, wheel bolts, and wheel lug nuts. Approximately 85% of our products are sold under brands that we own and the remainder is sold for resale under customers’ private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as AutoZone, Advance Auto Parts, and O’Reilly Auto Parts), national, regional and local warehouse distributors (such as Carquest and NAPA) and specialty markets and salvage yards. We distribute automotive replacement parts internationally, with sales primarily into Europe, Mexico, the Middle East, Asia and Canada.

The Automotive Aftermarket

The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for projected industry sales of approximately $239.1 billion in 20131, and parts for medium and heavy duty trucks, which accounted for projected industry sales of approximately $79.1 billion in 20131. We market products primarily for passenger cars and light trucks, including those with diesel engines and, more recently, for medium and heavy duty trucks. Two distinct groups of end-users buy replacement vehicle (automotive and truck) parts: (i) individual consumers, who purchase parts to perform “do-it-yourself” repairs on their own vehicles; and (ii) professional installers, which include vehicle repair shops and the dealership service departments. The individual consumer market is typically supplied through retailers and through the retail arms of warehouse distributors. Vehicle repair shops generally purchase parts through local independent parts wholesalers and through national parts distributors. Automobile dealership service departments generally obtain parts through the distribution systems of vehicle manufacturers and specialized national and regional parts distributors.

Spending in the light vehicle aftermarket can be generally grouped into three categories: discretionary, maintenance and repair. Discretionary, such as accessories and performance, tends to move in-line with consumer discretionary spending. Maintenance is composed of products and services, such as oil and oil changes, and tends to be less correlated with discretionary spending. The repair segment consists mainly of replacement parts which fail over time and tends to be less cyclical as it is largely comprised of parts necessary for a vehicle to function properly or safely. We believe the majority of our products fall into the repair segment. The increasing complexity of automobiles and the number of different makes and models of automobiles have resulted in a significant increase in the number of products required to service the domestic and foreign automotive fleet. Accordingly, the number of parts required to be carried by retailers and wholesale distributors has increased substantially. The requirement to include more products in inventory and the significant consolidation among distributors of automotive replacement parts have in turn resulted in larger distributors.

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

[1]	Source: AAIA Fact Book 2014

Brands and Products

We sell approximately 150,000 different SKU’s of automotive replacement parts and fasteners to meet a variety of needs. Our DORMAN® NEW SINCE 1918™ marketing campaign positions our brands under a single corporate umbrella—DORMAN®. Our products are now sold under one of the eight DORMAN® sub-brands as follows:

DORMAN® OE Solutions ™	- Automotive replacement parts, such as intake manifolds, exhaust manifolds, oil cooler lines, window regulators, harmonic balancers and radiator fan assemblies.

DORMAN® HELP! ®	- Automotive replacement parts, including window handles, switches, door hardware, interior trim parts, headlamp aiming screws and retainer rings, radiator parts, battery hold-down bolts and repair kits, valve train parts and power steering filler caps.

DORMAN® TECHoice™	- A value line of automotive replacement parts, including mass air flow sensors, belt tensioners, and idler pulleys.

DORMAN® AutoGrade™	- A line of application specific and general automotive hardware that is a necessary element to a complete repair. Product categories include body hardware, general automotive fasteners, oil drain plugs, and wheel hardware.

DORMAN® Conduct-Tite!®	- A selection of electrical connectors, wire, tools, testers, and accessories.

DORMAN® FirstStop™	- Value priced technician quality brake and clutch program.

DORMAN® HD Solutions™	- A line of heavy duty aftermarket parts for class 4-8 heavy vehicles. Coverage includes coolant tubes, door handles and other body parts, fluid reservoirs, headlights and lighting, hood components, window regulators, and wiper transmissions.

DORMAN® Hybrid Drive Batteries	- A broad selection of remanufactured “plug & play” hybrid drive batteries including batteries for the Toyota Prius and Camry hybrid vehicles (Gen 1 and Gen 2) and Honda Civic, Insight, and Accord hybrid vehicles (Gen 1 and Gen 2).

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

	Percentage of Net Sales
	Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Power-train	36%	33%	33%
Automotive Body	30%	30%	28%
Chassis	25%	26%	27%
Hardware	9%	11%	12%

Total	100%	100%	100%

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

Our HD Solutions™ brand of New to the Heavy Duty Aftermarket parts provides coverage for medium and heavy duty vehicles in a variety of product lines including coolant tubes, door handles and other body parts, fluid reservoirs, headlights and lighting, hood components, window regulators, wiper transmissions, and many other parts. Our Heavy Duty Aftermarket parts feature re-engineered replacement parts aimed at increasing durability, complete kits that yield time and cost savings, and products that enable technicians to replace just the failed component part rather than an entire assembly.

In May 2013, we purchased Re-Involt Technologies, LLC., a leader in hybrid battery remanufacturing, and subsequently launched our Hybrid Drive Battery program. The program provides broad coverage for the most popular hybrid vehicles in service. Our hybrid drive battery packs are completely remanufactured and are extensively tested to ensure performance. Our hybrid drive batteries are “plug and play” direct replacements, ready to install and requiring no programming time or expense thus saving the service technicians’ time and the hybrid vehicle owner’s money.

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

Product Development

Product development is central to our business. The development of a broad range of products, many of which are not conveniently or economically available elsewhere, has in part, enabled us to grow to our present size and is important to our future growth. In developing our products, our strategy has been to design and package parts so as to make them better and easier to install and/or use than the original parts they replace and to sell automotive parts for the broadest possible range of uses. Each new product idea is reviewed by our product management staff, as well as by members of the production, sales, finance, marketing, legal, and administrative staffs.

Through careful evaluation, exacting design and precise tooling, we are frequently able to offer products which fit a broader range of makes and models, as well as a wider range of application years than the original equipment parts they replace. One such innovation is our replacement spare tire hoist, which through several mechanical design changes we are able to offer a part that replaces three original equipment parts, and now fits common domestic models over a thirteen year range. By selecting an appropriate micro controller and making other customizations, our Xenon headlight control module fits a range of domestic models from GM and Chrysler, as well as models from BMW, Mercedes Benz, Volkswagen and Volvo. This flexibility assists retailers and other purchasers in maximizing the productivity of the limited space available for each class of part sold. Further, where possible, we improve our parts so that they are better than the parts they replace. Our replacement sway bar kits are solid bars that ensure they are will not exhibit the same failure modes as the hollow bars they replace. Finally, we make every attempt to look at the repair through the eyes of the end user, and redesign many of our items to make installation easier. Our “split” brake dust shields allow for a replacement that does not require removal of the vehicle’s rear axle, and several of our replacement key fobs come with a disposable programmer that easily pairs the key fob to the car and eliminates the need for expensive programming tools. In addition, we often package different items in complete kits to further aid installation.

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

Sales and Marketing

We market our products to three groups of purchasers who in turn supply individual consumers and professional installers. As of December 28, 2013:

(i) approximately 43% of our revenues were generated from sales to automotive aftermarket retailers (such as AutoZone, Advance Auto Parts, and O’Reilly Auto Parts), local independent parts wholesalers and national general merchandise chain retailers. We sell many of our products to virtually all major chains of automotive aftermarket retailers;

(ii) approximately 49% of our revenues were generated from sales to automotive parts distributors (such as Carquest and NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

(iii) the balance of our revenues (approximately 8%) are generated from international sales and sales to special markets, which include, among others, mass merchants (such as Wal-Mart), salvage yards and the parts distribution systems of parts manufacturers.

We use a number of different methods to sell our products. Our more than 50 person direct sales force and sales support staff solicits purchases of our products directly from customers, as well as manages the activities of approximately 20 independent manufacturers’ representative agencies worldwide. We use independent manufacturers’ representative agencies to help service existing automotive retail, automotive and heavy duty parts distribution customers, providing frequent on-site contact. We increase sales by securing new customers, by adding new product lines and expanding product selection within existing customers. For certain of our major customers, and our private label purchasers, we rely primarily upon the direct efforts of our sales force who, together with our marketing department and our executive officers, coordinate the more complex pricing and ordering requirements of these accounts.

Our sales efforts are not directed merely at selling individual products, but rather more broadly towards selling groups of related products that can be displayed on attractive Dorman-designed display systems, thereby maximizing each customer’s ability to present our product line within the confines of the available area.

We prepare a number of on-line catalogs, application guides and training materials designed to describe our products and other applications as well as to train our customers’ sales teams in the promotion and sale of our products. A catalog of all our parts is available on our website.

We currently service more than 3,100 active accounts. During fiscal 2013, fiscal 2012 and fiscal 2011, four customers (AutoZone, Advance Auto Parts, O’Reilly Auto Parts and Genuine Parts Co.) each accounted for more than 10% and in the aggregate accounted for 57% of net sales in each period.

Manufacturing

Substantially all of our products are manufactured by third parties. Because numerous manufacturers are available to manufacture our products, we are not dependent upon the services of any one manufacturer or any small group of them. No one manufacturer supplies more than 10% of our products. In fiscal 2013, as a percentage of our total dollar volume of purchases, approximately 25% of our products were purchased from various suppliers throughout the United States and the balance of our products were purchased directly from vendors in a variety of foreign countries.

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

Completed inventory is stocked in the warehouse portions of our facilities and is organized to facilitate the most efficient methods of retrieving product to fill customer orders. We strive to maintain a level of inventory to adequately meet current customer order demand with additional inventory to satisfy new customer orders and special programs. We maintain a “safety stock” of inventory to compensate for fluctuations in demand and delivery.

We ship our products from all of our locations by contract carrier, common carrier or parcel service. Products are generally shipped to the customer’s main warehouses for redistribution within their network. In certain circumstances, at the request of the customer, we ship directly to the customer’s stores either via smaller direct ship orders or consolidated store orders that are cross docked.

Competition

The replacement automotive parts industry is highly competitive. Various competitive factors affecting the automotive aftermarket are price, product quality, breadth of product line, range of applications and customer service. Substantially all of our products are subject to competition with similar products manufactured by other manufacturers of aftermarket automotive repair and replacement parts. Some of these competitors are divisions and subsidiaries of companies much larger than us, and possess a longer history of operations and greater financial and other resources than we do. We also face competition from automobile manufacturers who sell through their dealerships many of the same replacement parts that we sell, although these manufacturers generally sell parts only for cars they produce. Further, some of our private label customers also compete with us.

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

Employees

At December 28, 2013, we had 1,452 employees worldwide, essentially all of which were employed full-time. Of these employees, 894 were engaged in production, inventory, and quality control, 294 were involved in engineering, product development and purchasing, 113 were employed in sales and customer service, and the remaining 151 were devoted to administration.

No domestic employees are covered by any collective bargaining agreement. We consider our relations with our employees to be generally good.

Available Information

Our Internet address is www.dormanproducts.com. The information on this website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K. This website is, and is only intended to be, for reference purposes only. We make available free of charge on our web site our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Dorman Products, Inc.—Office of General Counsel, 3400 East Walnut Street, Colmar, Pennsylvania 18915.

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

The Loss or Decrease in Sales Among One of Our Top Customers Could Have a Substantial Negative Impact on Our Sales and Operating Results.

A significant percentage of our sales has been, and will continue to be, concentrated among a relatively small number of customers. During fiscal 2013, fiscal 2012 and fiscal 2011, four customers (AutoZone, Advance Auto Parts, O’Reilly Auto Parts and Genuine Parts Co.) each accounted for more than 10% and in the aggregate accounted for 57% of net sales in each period. We anticipate that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results.

Customer Consolidation in the Automotive Aftermarket May Lead to Customer Contract Terms Less Favorable to Us Which May Negatively Impact Our Financial Results.

The automotive aftermarket has been consolidating over the past several years. By way of example, in October 2013, Advance Auto Parts agreed to acquire General Parts International, Inc. (Carquest), one of the largest automotive parts distributors. As a result of such consolidations, many of our customers have grown larger and therefore have more leverage in the arms-length negotiations of agreements with us for the sale of our products. Customers may require us to provide extended payment terms and returns of slow moving product in order to obtain new or retain existing business. While we attempt to avoid or minimize such concessions, in some cases payment terms to customers have been extended and returns of product have exceeded historical levels. The product returns primarily affect our profit levels while payment terms extensions generally reduce operating cash flow and require additional capital to finance the business. We expect both of these trends to continue for the foreseeable future.

The Cancellation or Rescheduling of Orders May Cause Our Operating Results to Fluctuate.

The cancellation or rescheduling of orders may cause our operating results to fluctuate. Although we make every reasonable effort to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or overall market demand for our products. Additionally, although we serve more than 3,100 individual accounts, the cancellation or rescheduling of orders by larger customers may still have a material adverse effect on our operating results from time to time.

Our Business May be Negatively Impacted By Foreign Currency Fluctuations and Our Dependence on Foreign Suppliers.

In fiscal 2013, approximately 75% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value relative to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases is from China. Since January 2011, the Chinese Yuan has increased approximately 7.9% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

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

We Extend Credit to Our Customers Who May Be Unable to Pay In the Future.

We regularly extend credit to our customers. A significant percentage of our accounts receivable have been, and will continue to be concentrated among a relatively small number of automotive retailers and automotive parts distributors in the United States. Our five largest customers accounted for 81% and 86% of total accounts receivable as of December 28, 2013 and December 29, 2012, respectively. Management continually monitors the credit terms and credit limits of these and other customers. If any of these customers were unable to pay, our business and financial condition would be adversely affected.

The Loss of a Key Vendor Could Lead to Increased Costs and Lower Profit Margins.

The majority of the products we sell are purchased from a number of foreign vendors. If any of our existing vendors fail to meet our needs, we believe that sufficient capacity exists in the open market to supply any shortfall that may result. Nevertheless, it is not always possible to replace a vendor without a disruption in our operations and replacement of a significant vendor is often at higher prices.

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

Quality Problems with Our Products Could Damage Our Reputation and Adversely Affect Our Business.

We have experienced, and in the future may experience, reliability, quality, or compatibility problems in products after their production and sale to customers. Product quality problems could result in damage to our reputation, loss of customers, a decrease in revenue, litigation, unexpected expenses, and a loss of market share. We have invested and will continue to invest in our engineering, design, and quality infrastructure in an effort to reduce and potentially eliminate these problems; however, there can be no assurance that we can successfully remedy all of these issues. To the extent we experience significant quality problems in the future our business and results of operations may be negatively impacted.

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

Dorman’s Chairman of the Board and Chief Executive Officer and His Family Members Have a Controlling Influence on the Company.

As of February 18, 2014, Steven L. Berman, our Chairman and Chief Executive Officer and director of Dorman Products, Inc., and his family members beneficially own approximately 26% of the outstanding Common Stock and have a controlling influence over the election of the Board of Directors and the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and the affairs of the Company. Such concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

New Regulations Related to Conflict Minerals Could Adversely Impact Our Business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals”, originating from the Democratic Republic of Congo (DRC) and adjoining countries. In August, 2012, as required by Dodd-Frank, the SEC adopted rules requiring disclosure regarding the use of conflict minerals. The new rules required us to begin due diligence efforts during 2013 to determine the sources of conflict minerals used in our products. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products.as the number of suppliers who provide conflict-free minerals may be limited. We may also suffer reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to modify our products to avoid the use of such materials. We may also face challenges in satisfying customers who may require that our products be certified as containing conflict-free minerals.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Facilities

We currently have 15 warehouse and office facilities located throughout the United States, Canada, China and India. Two of these facilities are owned and the remainder are leased. Our headquarters and principal warehouse facilities are as follows:

Location	Description

Colmar, PA	Corporate Headquarters Warehouse and office - 339,500 sq. ft. (leased) (1)
Warsaw, KY	Warehouse and office - 710,500 sq. ft. (owned)
Portland, TN	Warehouse and office - 475,000 sq. ft. (leased)
Louisiana, MO	Warehouse and office - 90,000 sq. ft. (owned)
Sanford, NC	Warehouse and office - 8,000 sq. ft. (leased)

(1)	We lease the Colmar facility from a partnership of which Steven L. Berman, Chairman of the Board and Chief Executive Officer of the Company, and his family members are partners. Under our lease agreement we paid rent of $4.51 per square foot ($1.5 million per year) in fiscal 2013. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers—U.S. City Average, All Items. On November 15, 2012, we entered into a new lease with the partnership that expires on December 31, 2017. In the opinion of the Audit Committee, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

Item 3. Legal Proceedings.

We are a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, competitive practices, trademark and patent rights, product liability claims and other matters arising out of the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, would likely have a material financial impact on the Company and we believe the range of reasonably possible losses from current matters is immaterial.

Item 4. Mine Safety Disclosures.

Not applicable

Item 4.1. Executive Officers of the Registrant.

Executive Officers of the Registrant.

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position with the Company

Steven L. Berman	54	Chairman of the Board, Chief Executive Officer, Secretary and Treasurer

Mathias J. Barton	54	President and Director

Jeffrey L. Darby	46	Senior Vice President, Sales and Marketing

Michael B. Kealey	39	Senior Vice President, Product

Thomas J. Knoblauch	57	Vice President, General Counsel and Assistant Secretary

Matthew S. Kohnke	42	Chief Financial Officer

Steven L. Berman is Chairman of the Board, Chief Executive Officer, Secretary and Treasurer of the Company. Mr. Berman became Chairman, Chief Executive Officer, Secretary and Treasurer in January 2011. He previously held the positions of President, Secretary and Treasurer and a director of the Company from October 24, 2007 to January 30, 2011. Prior to October 24, 2007, he served as Executive Vice President, Secretary and Treasurer and a director of the Company since its inception in 1978. He attended Temple University.

Mathias J. Barton joined the Company in November 1999 as Senior Vice President, Chief Financial Officer. He became co-President of the Company in February 2011 and President in August 2013. Mr. Barton was appointed as a member of our Board of Directors in January 2014. Prior to joining the Company, Mr. Barton was Senior Vice President and Chief Financial Officer of Central Sprinkler Corporation, a manufacturer and distributor of automatic fire sprinklers, valves and component parts. From May 1989 to September 1998, Mr. Barton was employed by Rapidforms, Inc., a manufacturer of business forms and other products, most recently as Executive Vice President and Chief Financial Officer. He is a graduate of Temple University.

Jeffrey L. Darby joined the Company in November 1998 as a National Account Manager. He became Senior Vice President, Sales and Marketing in February 2011. Prior to joining the Company, Mr. Darby worked for Federal Mogul Corporation/Moog Automotive, an automotive parts supplier, beginning in 1990. He holds an MBA Degree from Fairleigh Dickenson University and a B.A. Degree from William Paterson University.

Michael B. Kealey joined Dorman Products in November of 2002, as a Product Manager. He became Senior Vice President, Product in February 2011. He previously held the positions of Vice President – Product from January 2007 through January 2011, and Director – Product Management from April 2003 through December 2006. Prior to joining the company, Mr. Kealey was employed by Eastern Warehouse Distributors, Inc., a distributor of automotive replacement parts, most recently as Vice President – Purchasing. He attended Temple University.

Thomas J. Knoblauch joined the Company in April 2005 as Vice President and General Counsel. In May 2005, Mr. Knoblauch was appointed Assistant Secretary. Prior to joining the Company he was Corporate Counsel at SunGard Data Systems, Inc. a software and technology services company, from 1996 to 2000 and General Counsel at Rosenbluth International, Inc., a corporate travel company, from 2000 to May 2005. He is a graduate of Widener University, St. Joseph’s University, the Widener University School of Law, and the Temple University Beasley School of Law Graduate Tax Program. Mr. Knoblauch is a member of both the Pennsylvania and New York Bar.

Matthew S. Kohnke joined Dorman Products in May 2002 as Vice President—Corporate Controller. He became Vice President and Chief Financial Officer of the Company in February 2011. Prior to joining the Company, Mr. Kohnke worked for Arthur Andersen LLP, beginning as an intern in January 1992 and advancing to manager in the Audit and Business Advisory practice. He is a graduate of Villanova University.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded publicly on the NASDAQ Global Select Market under the ticker symbol “DORM”. At February 18, 2014 there were 166 holders of record of common stock, representing more than 5,900 beneficial owners. The last price for our common stock on February 18, 2014, as reported by the NASDAQ Global Select Market, was $51.83 per share. On December 28, 2012, we paid a special cash dividend to all common stockholders of record on December 17, 2012 of $1.50 for each share of common stock outstanding. We do not presently contemplate paying regular or special dividends in the foreseeable future. The range of high and low sales prices for our common stock for each quarterly period of fiscal 2013 and fiscal 2012 are as follows:

	Fiscal 2013		Fiscal 2012(1)
	High	Low	High	Low
First Quarter	$38.45	$32.70	$25.67	$18.05
Second Quarter	47.21	33.63	26.06	21.94
Third Quarter	52.43	44.94	31.95	24.11
Fourth Quarter	56.42	46.49	34.97	28.90

(1)	On June 15, 2012, we paid a stock dividend to all shareholders of our common stock of record on June 1, 2012 of one share of common stock for each share of common stock outstanding. All share price information has been adjusted to reflect the stock dividend paid on June 15, 2012.

For the information regarding our equity compensation plans, see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return for our common stock with the cumulative total shareholder return for the Automotive Parts & Accessories Peer Group of the Morningstar Group Index (formerly Hemscott Group Index) and the NASDAQ Composite Market Index for the period from December 27, 2008 to December 28, 2013. The Automotive Parts & Accessories Peer Group is comprised of 130 public companies and the information was furnished by Morningstar, Inc. through Zacks Investment Research, Inc. The graph assumes $100 invested on December 27, 2008 in our common stock and each of the indices, and that the dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies.

Stock Repurchases

During the last three months of the fiscal year ended December 28, 2013, we purchased shares of our Common Stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 29, 2013 through October 26, 2013	4,030	$48.29	—	—
October 27, 2013 through November 23, 2013	3,140	$47.30	—	—
November 24, 2013 through December 28, 2013	11,196	$51.69	—	$10,000,000

Total	18,366	$50.19	—	$10,000,000

(1)	Includes 1,956 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan. Also includes 16,410 shares purchased from the Dorman Products, Inc, 401(k) Plan and Trust (as described in Note 12 to the Notes to Consolidated Financial statements in this annual report on Form 10-K).
(2)	On December 12, 2013 we announced that our Board of Directors authorized the purchase of up to $10 million of our outstanding common stock. This stock repurchase authorization expires at the end of 2014. Under this program, share repurchases may be made from time to time depending on market conditions, share price and availability and other factors at our discretion. We did not purchase any shares under this program during the quarter ended December 28, 2013.

Item 6. Selected Financial Data.

	Fiscal year ended (1)
(in thousands, except per share data)	December 28, 2013	December 29, 2012 (c)	December 31, 2011 (d)	December 25, 2010	December 26, 2009
Statement of Operations Data:
Net sales	$664,466	$570,420	$513,432	$438,205	$358,519
Income from operations	127,939	$104,231	87,637	76,807	44,098
Income from continuing operations	81,920	66,405	56,202	48,101	26,968
Income (loss) from discontinued operations (a)	—	4,557	(2,925)	(1,963)	(473)

Net income	$81,920	$70,962	$53,277	$46,138	$26,495

Earnings per share
Basic
Income from continuing operations	$2.25	$1.84	$1.57	$1.35	$0.76
Income (loss) from discontinued operations	—	0.12	(0.08)	(0.06)	(0.01)

Net income	$2.25	$1.96	$1.49	$1.29	$0.75

Diluted
Income from continuing operations	$2.24	$1.82	$1.55	$1.33	$0.75
Income (loss) from discontinued operations	—	0.12	(0.08)	(0.06)	(0.01)

Net income	$2.24	$1.94	$1.47	$1.27	$0.74

Balance Sheet Data:
Total assets	$529,169	$412,683	$382,116	$326,960	$260,203
Working capital	$340,702	$272,364	$265,600	$218,935	$173,153
Long-term debt	$—	$—	$—	$—	$266
Dividends paid (b)	$—	$54,716	$—	$—	$—
Shareholders’ equity	$413,641	$332,872	$317,103	$263,153	$215,335

(1)	We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year.
(a)	On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business due to continued operating losses and to focus on growing our North American business. The results of ScanTech have been presented as a discontinued operation in the Statement of Operations data presented above.
(b)	On December 5, 2012, we announced a special cash dividend of $1.50 per share of common stock payable on December 28, 2012 to shareholders of record at the close of business on December 17, 2012.

(c)	Net income from discontinued operations includes a reclassification of approximately $3.0 million of a previously recognized currency translation adjustments from accumulated other comprehensive income to net income ($0.08 per share) and $1.4 million of benefits related to foreign tax credits we expect to utilize in the future ($0.04 per share).
(d)	Net income from discontinued operations includes charges of $2.2 million to write down inventory and tooling ($0.06 per share) and $0.4 million to write down other assets and to accrue employee-related costs ($0.01 per share).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, unfavorable economic conditions, loss of suppliers, loss of third-party transportation providers, an increase in patent filings by original equipment manufacturers, quality problems, delay in the development and design of new products, space limitations on our customers’ shelves, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, timing and amount of customers’ orders of Company’s products, dependence on senior management, disruption from events beyond the Company’s control, and other risks and factors identified from time to time in the reports the Company files with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in “Part I, Item 1A Risk Factors.”

Overview

We are a leading supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket. We distribute and market approximately 150,000 different SKU’s of automotive replacement parts, many of which we design and engineer. These SKU’s are sold under our various brand names, under our customers’ private label brands or in bulk. We believe we are the dominant aftermarket supplier of original equipment dealer “exclusive” items. Original equipment dealer “exclusive” parts are those parts which were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, complex electronics devices, and exhaust gas recirculation (EGR) coolers.

We generate virtually all of our revenues from customers in the North American automotive aftermarket, primarily in the United States and Canada. Our products are sold through automotive aftermarket retailers; national, regional and local warehouse distributors and specialty markets; and salvage yards. We distribute automotive replacement parts outside the United States, with sales into Europe, Mexico, the Middle East, Asia and Canada.

Executive Overview

We achieved record net sales and net income in 2013. Net sales from continuing operations increased 16% over fiscal 2012 levels to $664.5 million, while net income from continuing operations increased 23% to $81.9 million. We believe our strong financial results have been driven by favorable industry dynamics, sales growth resulting from new product sales, continued investments in new product development and a commitment to process improvements.

The automotive aftermarket has benefited from some of the factors affecting the general economy, including the impact of the recent recession, continued high unemployment, and high gas prices. We believe vehicle owners have become more likely to keep their current vehicles longer and perform necessary repairs and maintenance in order to keep those vehicles well maintained as a result of these factors. According to data published by Polk, a division of IHS Automotive, the average age of vehicles increased to 11.4 years as of August 2013. The number of miles driven is another important statistic that impacts our business. Generally, as vehicles are driven more miles, the more likely it is that parts will fail. The combination of the vehicle age increase and number of miles driven has accounted for a portion of our sales growth.

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

New product development is a critical success factor for us and is our primary vehicle for growth. We have made incremental investments to increase our new product development efforts each year since 2003 in an effort to grow our business and strengthen our relationships with our customers. The investments are primarily in the form of increased product development resources, increased customer and end-user awareness programs and customer service improvements. These investments have enabled us to provide an expanding array of new product offerings and grow revenues at levels that exceed market growth rates.

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here is on Formerly Dealer Only parts as it is on the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have approximately 300 SKU’s in our medium and heavy duty product line. Revenues from this product line were approximately 1% of our net sales in 2013.

In September 2013, we launched our Hybrid Drive Battery program which provides broad coverage for the most popular hybrid vehicles in service. Our hybrid drive battery packs are completely remanufactured and are extensively tested to ensure performance. Our hybrid drive batteries are “plug and play” direct replacements, ready to install and requiring no programming time or expense thus saving the service technicians time and the hybrid vehicle owner’s money.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

We operate on a fifty-two, fifty-three week period ended on the last Saturday of the calendar year. The fiscal years ended December 28, 2013 and December 29, 2012 were fifty-two week periods. The fiscal year ended December 31, 2011 was a fifty-three week period.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Percentage of Net Sales
	For the Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	60.7	62.3	63.1

Gross profit	39.3	37.7	36.9
Selling, general and administrative expenses	20.0	19.4	19.8

Income from operations	19.3	18.3	17.1
Interest expense, net	0.1	0.0	0.1

Income from continuing operations before income taxes	19.2	18.3	17.0
Provision for income taxes	6.9	6.7	6.1

Net income from continuing operations	12.3%	11.6%	10.9%

Fiscal Year Ended December 28, 2013 Compared to Fiscal Year Ended December 29, 2012

Net sales increased 16% to $664.5 million from $570.4 million last year. Our revenue growth was primarily driven by strong overall demand for our new products, especially those new products introduced in the preceding 24 months.

Cost of goods sold, as a percentage of net sales, decreased to 60.7% in fiscal 2013 from 62.3% in fiscal 2012. A favorable change in sales mix towards higher margin new products and the positive effects of price increases in select customer groups contributed to the improved gross margin during fiscal 2013. In addition, lower transportation costs were partially offset by $0.8 million of higher excess and obsolete inventory charges in the 2013 period compared to the same period in 2012.

Selling, general and administrative expenses in fiscal 2013 increased approximately 20% to $133.0 compared to $111.0 million in fiscal 2012. The spending increase was primarily due to higher variable costs associated with our 16% sales growth, $3.7 million in additional investments in product management and other resources to support our new product growth efforts and $3.2 million of depreciation and other related support costs associated with our enterprise resource planning system implementation. In addition, in January 2013 one large customer changed the way it distributes our product through its network. As a result, our selling, general and administrative costs increased by approximately $4.6 million in fiscal 2013. Also, financing costs associated with the accounts receivable sales program increased $0.8 million in fiscal 2013 compared to fiscal 2012.

Interest expense, net, was $0.2 million in fiscal 2013 compared to $0.1 million in fiscal 2012.

Our effective tax rate was 35.9% in fiscal 2013 compared to 36.2% in fiscal 2012. The effective tax rate in fiscal 2013 benefited from increased research and development tax credits and from lower state income taxes.

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

Cost of goods sold, as a percentage of net sales decreased to 62.3% in fiscal 2012 from 63.1% in the same period last year. Lower transportation costs contributed approximately one-half of the difference. The remaining variance was primarily the result of a favorable sales mix towards higher margin products, and provisions for excess and obsolete inventory were $1.0 million lower in fiscal 2012 than in fiscal 2011.

Selling, general and administrative expenses in fiscal 2012 increased 9% to $111.0 million from $101.6 million in fiscal 2011. The spending increase in fiscal 2012 was primarily the result of approximately $3.2 million of increased payroll expenses due to investments in additional product management and other resources to support our product development and growth efforts, $1.7 million of higher incentive compensation expenses and $0.9 million of increased financing costs associated with our accounts receivable sales programs. However, selling, general and administrative expenses decreased to 19.4% of net sales from 19.8% of net sales as we were able to leverage our expenses over growing net sales.

Interest expense, net, was $0.1 million in fiscal 2012 and fiscal 2011.

Our effective tax rate increased to 36.2% in fiscal 2012 from 35.8% in the prior year. The effective tax rate in fiscal 2011 was favorably impacted by the 2011 receipt of tax exempt life insurance proceeds to fund an officer’s death benefit.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers and through the issuance of senior indebtedness through our bank credit facility and senior note agreements. Cash and cash equivalents as of December 28, 2013 increased to $60.6 million from $27.7 million as of December 29, 2012 primarily due to increased operating cash flow which was not fully offset by capital expenditures. Working capital was $340.7 million at December 28, 2013 compared to $272.4 million at December 29, 2012. We had no long-term debt or borrowings under our Revolving Credit Facility at December 28, 2013 or December 29, 2012. Shareholders’ equity was $413.6 million at December 28, 2013 and $332.9 million at December 29, 2012.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During fiscal 2013 and fiscal 2012, we sold approximately $406.4 million and $312.7 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million Revolving Credit Facility which expires in June 2015. Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 75 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The interest rate at December 28, 2013 was LIBOR plus 75 basis points (0.92%). There were no borrowings under the Revolving Credit Facility as of December 28, 2013. As of December 28, 2013, we had three letters of credit outstanding for approximately $0.9 million in the aggregate which were issued to secure ordinary course of business transactions. We had approximately $29.1 million available under the facility at December 28, 2013, net of these letters of credit. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of December 28, 2013, we were in compliance with all financial covenants contained in the Revolving Credit Facility.

Off-Balance Sheet Arrangements

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

Contractual Obligations and Commercial Commitments

We have obligations for future minimum rental and similar commitments under non-cancellable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 28, 2013 are summarized in the tables below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter

Operating leases	$12,548	$3,115	$5,686	$3,747	$—

	$12,548	$3,115	$5,686	$3,747	$—

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	3-5 years	Thereafter
Letters of Credit	$850	$—	$850	$—	$—

	$850	$—	$850	$—	$—

We have excluded from the table above unrecognized tax benefits due to the uncertainty of the amount and period of payment. As of December 28, 2013, the Company has gross unrecognized tax benefits of $1.2 million (see Note 10, Income Taxes, to the Consolidated Financial Statements).

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Cash provided by operating activities	$61,559	$48,911	$38,063
Cash used in investing activities	(26,563)	(18,078)	(18,102)
Cash used in financing activities	(2,111)	(53,390)	(4)
Effect of exchange rate changes on cash and cash equivalents	—	69	(224)

Net increase (decrease) in cash and cash equivalents	$32,885	$(22,488)	$19,733

Cash provided by operating activities in fiscal 2013 increased by $12.6 million compared to fiscal 2012 primarily due to a $11.0 million increase in net income in fiscal 2013 compared to fiscal 2012. The sales growth in fiscal 2013 and fiscal 2012 resulted in additional accounts receivable, inventory and accounts payable. In addition, the timing of Chinese New Year and purchases to support anticipated future growth resulted in increased inventory and accounts payable in fiscal 2013 compared to fiscal 2012.

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

Investing activities used $26.6 million of cash in fiscal 2013 and $18.1 million of cash in each of fiscal 2012 and fiscal 2011 as a result of additions to property, plant and equipment. Capital spending in each period was related to the following significant projects:

•

In the third quarter of fiscal 2010, we began a project to replace our enterprise resource planning (“ERP”) system. This project is expected to cost between $36 million and $39 million for capitalized software, installation services and internal costs through 2014. Through December 28, 2013, we have paid $22.7 million for the project, of which $7.4 million was spent in fiscal 2013, $8.7 million was spent in fiscal 2012 and $4.8 was spent in fiscal 2011. The installation of the new ERP system was completed at one of our subsidiaries in January 2013 without any disruption to our operations.

•

During fiscal 2013, we completed a second expansion of our distribution facility in Warsaw, Kentucky. We spent $5.7 million on this project in fiscal 2013. During fiscal 2011, we completed our first expansion. We spent $6.3 million on this project in fiscal 2011.

•	The remaining capital spending in each period was related to tooling associated with new products, scheduled equipment replacements and other capital projects.

•	Additionally, we used approximately $1.9 million of cash on hand in fiscal 2013 to acquire certain assets and assume certain liabilities of a remanufacturer of hybrid battery systems.

Cash used by financing activities was $2.1 million in fiscal 2013 compared to $53.4 million in fiscal 2012. On December 5, 2012 we announced a special cash dividend of $1.50 per share payable on December 28, 2012 to shareholders of record at the close of business on December 17, 2012. Total cash payments resulting from this dividend were $54.7 million in fiscal 2012. The remaining sources and uses of cash from financing activities in each period result from stock option activity and the repurchase of common stock from our 401(k) Plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

Foreign Currency

In fiscal 2013, approximately 75% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value relative to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases comes from China. Since January 2011, the value of the Chinese Yuan has increased approximately 7.9% relative to the U.S. Dollar. A continued increase in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized. The cost of many commodities that are used in our products has fluctuated over time resulting in increases and decreases in the prices of our products. In addition, we have periodically experienced increased transportation costs as a result of higher fuel prices. We will attempt to offset cost increases by passing along selling price increases to customers, using alternative suppliers and by sourcing purchases from other countries. However there can be no assurance that we will be successful in these efforts.

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Chairman and Chief Executive Officer, and his family members are partners. Total annual rental payments each year to the partnership under the lease arrangement was $1.5 million in each of fiscal 2013 and fiscal 2012 and was $1.4 million in fiscal 2011. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

We are a partner in a joint venture with one of our suppliers. Purchases from this joint venture were $5.6 million, $5.4 million and $1.7 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

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

Allowance for Doubtful Accounts. The preparation of our financial statements requires us to make estimates of the collectability of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 81% and 86% of net accounts receivable as of December 28, 2013 and December 29, 2012, respectively. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on our sales and operating results.

Revenue Recognition and Allowance for Customer Credits. Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. We record estimates for cash discounts, product returns and warranties, other discounts and promotional rebates in the period of the sale (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as a reduction of accounts receivable. Accrued customer rebates which we expect to settle in cash are classified as other accrued liabilities. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.

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

Goodwill. Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. In regards to the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During fiscal 2013 and fiscal 2012, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our available credit and accounts receivable sale programs bear interest rates tied to LIBOR. Under the terms of our Revolving Credit Facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under the accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. A one percentage point increase in LIBOR or the discount rates on the accounts receivable sale programs would increase our interest expense on our variable rate debt, if any, and accounts receivable financing costs by approximately $2.7 million in fiscal 2013 and $1.8 million in fiscal 2012. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

Historically we have not and currently do not intend to use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risks, or interest rate risks from the use of derivative instruments. We did not hold any foreign exchange forward contracts at December 28, 2013.

Item 8. Financial Statements and Supplementary Data.

Our financial statement schedule that is filed with this annual report on Form 10-K is listed in “Part IV—Item 15 Exhibits, Financial Statements, Schedules.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Dorman Products, Inc.:

We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dorman Products, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 28, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dorman Products, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, PA

February 25, 2014

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
(in thousands, except per share data)	December 28, 2013	December 29, 2012	December 31, 2011

Net sales	$664,466	$570,420	$513,432
Cost of goods sold	403,498	355,211	324,165

Gross profit	260,968	215,209	189,267
Selling, general and administrative expenses	133,029	110,978	101,630

Income from operations	127,939	104,231	87,637
Interest expense, net	189	123	103

Income from continuing operations before income taxes	127,750	104,108	87,534
Provision for income taxes	45,830	37,703	31,332

Income from continuing operations	81,920	66,405	56,202
Income (loss) from discontinued operations	—	4,557	(2,925)

Net income	$81,920	$70,962	$53,277

Earnings Per Share:
Basic:
Income from continuing operations	$2.25	$1.84	$1.57
Income (loss) from discontinued operations	—	0.12	(0.08)

Net income	$2.25	$1.96	$1.49

Diluted:
Income from continuing operations	$2.24	$1.82	$1.55
Income (loss) from discontinued operations	—	0.12	(0.08)

Net income	$2.24	$1.94	$1.47

Weighted Average Shares Outstanding:
Basic	36,347	36,124	35,866
Diluted	36,624	36,494	36,370

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011

Net income	$81,920	$70,962	$53,277
Other comprehensive (loss) income:
Currency translation adjustments	—	(2,810)	58

Comprehensive income	$81,920	$68,152	$53,335

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 28, 2013	December 29, 2012
Assets
Current assets:
Cash and cash equivalents	$60,593	$27,708
Accounts receivable, less allowance for doubtful accounts and customer credits of $65,879 and $56,512	180,777	140,180
Inventories	164,421	145,270
Deferred income taxes	20,798	20,559
Prepaids and other current assets	5,851	2,332

Total current assets	432,440	336,049
Property, plant and equipment, net	64,786	48,758
Goodwill and intangible assets, net	30,089	26,553
Other assets	1,854	1,323

Total	$529,169	$412,683

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$61,255	$42,387
Accrued compensation	11,779	9,843
Other accrued liabilities	18,704	11,455

Total current liabilities	91,738	63,685
Other long-term liabilities	5,310	3,447
Deferred income taxes	18,480	12,679
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 36,464,958 and 36,477,506 shares in 2013 and 2012, respectively	365	365
Additional paid-in capital	43,119	41,007
Retained earnings	370,157	291,500

Total shareholders’ equity	413,641	332,872

Total	$529,169	$412,683

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional	Cumulative
	Shares Issued	Par Value	Paid-In Capital	Translation Adjustments	Retained Earnings	Total
Balance at December 25, 2010	35,774,688	$358	$34,744	$2,752	$225,299	$263,153
Common stock issued under Employee Stock Purchase Plan	1,984	—	28	—	—	28
Shares issued under Incentive Stock Plan	291,318	3	626	—	—	629
Compensation expense under Incentive Stock Plan	—	—	620	—	—	620
Purchase and cancellation of common stock	(90,268)	(1)	(80)	—	(1,505)	(1,586)
Issuance of non-vested stock	178,800	2	(2)	—	—	—
Other stock related activity	—	—	924	—	—	924
Net income	—	—	—	—	53,277	53,277
Currency translation adjustments (net of tax)	—	—	—	58	—	58

Balance at December 31, 2011	36,156,522	$362	$36,860	$2,810	$277,071	$317,103
Shares issued under Incentive Stock Plan	394,861	4	1,602	—	—	1,606
Compensation expense under Incentive Stock Plan	—	—	1,007	—	—	1,007
Purchase and cancellation of common stock	(70,208)	(1)	(97)	—	(1,845)	(1,943)
Issuance of non-vested stock, net of cancellations	5,000	—	—	—	—	—
Other stock related activity	(8,669)	—	1,635	—	28	1,663
Dividends paid	—	—	—	—	(54,716)	(54,716)
Net income	—	—	—	—	70,962	70,962
Currency translation adjustments (net of tax)	—	—	—	(2,810)	—	(2,810)

Balance at December 29, 2012	36,477,506	$365	$41,007	$—	$291,500	$332,872
Shares issued under Incentive Stock Plan	93,509	1	550	—	—	551
Compensation expense under Incentive Stock Plan	—	—	960	—	—	960
Purchase and cancellation of common stock	(78,580)	(1)	(142)	—	(3,346)	(3,489)
Cancellations of non-vested stock, net of issuances	(17,626)	—	—	—	—	—
Other stock related activity	(9,851)	—	744	—	83	827
Net income	—	—	—	—	81,920	81,920

Balance at December 28, 2013	36,464,958	$365	$43,119	$—	$370,157	$413,641

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Cash Flows from Operating Activities:
Net income	$81,920	$70,962	$53,277
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	10,159	8,225	7,737
Asset write-downs	—	—	2,583
Provision for doubtful accounts	194	266	318
Provision (benefit) for deferred income tax	267	(2,384)	(1,997)
Provision for non-cash stock compensation	960	1,007	620
Foreign exchange gain	—	(2,987)	—
Changes in assets and liabilities:
Accounts receivable	(40,791)	(9,730)	(22,962)
Inventories	(19,045)	(29,405)	2,794
Prepaids and other current assets	840	293	(439)
Other assets	(376)	(144)	(406)
Accounts payable	17,627	10,738	(2,377)
Accrued compensation and other liabilities	9,804	2,070	(1,085)

Cash provided by operating activities	61,559	48,911	38,063

Cash Flows from Investing Activities:
Property, plant and equipment additions	(24,666)	(18,078)	(18,102)
Acquisition	(1,897)	—	—

Cash used in investing activities	(26,563)	(18,078)	(18,102)

Cash Flows from Financing Activities:
Dividends paid	—	(54,716)	—
Proceeds from exercise of stock options	551	1,606	629
Other stock related activity	827	1,663	953
Purchase and cancellation of common stock	(3,489)	(1,943)	(1,586)

Cash used in financing activities	(2,111)	(53,390)	(4)
Effect of exchange rate changes on Cash and Cash Equivalents	—	69	(224)

Net Increase (Decrease) in Cash and Cash Equivalents	32,885	(22,488)	19,733
Cash and Cash Equivalents, Beginning of Year	27,708	50,196	30,463

Cash and Cash Equivalents, End of Year	$60,593	$27,708	$50,196

Supplemental Cash Flow Information
Cash paid for interest expense	$201	$219	$222
Cash paid for income taxes	$44,291	$35,329	$33,398

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 28, 2013

1.	Summary of Significant Accounting Policies

Dorman Products, Inc. (“Dorman”, the “Company”, “we”, “us”, or “our”) is a leading supplier of Original Equipment (“OE”) Dealer “Exclusive” automotive replacement parts, automotive hardware, brake products and household hardware to the Automotive Aftermarket and Mass Merchandise markets. Dorman products are marketed under the OE Solutions™, HELP!®, TECHoice™, AutoGrade™, Conduct-Tite®, FirstStop™, Renew™ HD Solutions™ and Hybrid Drive Batteries brand names.

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 28, 2013 and December 29, 2012 were fifty-two week periods. The fiscal year ended December 31, 2011 was a fifty-three week period.

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

Reclassifications. The previously reported Consolidated Financial Statements include an adjustment to present accrued customer rebates which may be settled in cash as an accrued liability. The effect of this reclassification adjustment was a $6.4 million increase to accounts receivable and other accrued liabilities as of December 29, 2012. We believe the adjustment is inconsequential to any previous annual or interim Consolidated Financial Statements. Additionally, certain other amounts in the prior-years Consolidated Financial Statements have been reclassified to conform with current-year presentation.

Cash and Cash Equivalents. We consider all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

Sales of Accounts Receivable. We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. During fiscal 2013, fiscal 2012 and fiscal 2011, we sold $406.4 million, $312.7 million and $208.8 million, respectively, pursuant to these agreements. If receivables had not been sold, $267.8 million and $180.5 million of additional receivables would have been outstanding at December 28, 2013 and December 29, 2012, respectively, based on standard payment terms. Selling, general and administrative expenses include $5.2 million, $4.4 million and $3.5 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, of financing costs associated with these accounts receivable sales programs.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. We provide reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates.

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

Estimated useful lives by major asset category are as follows:

Buildings and building improvements	10 to 39 years
Machinery, equipment and tooling	3 to 10 years
Software and computer equipment	3 to 10 years
Furniture, fixtures and leasehold improvements	3 to 15 years

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

Goodwill. Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. In regards to the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During fiscal 2013 and fiscal 2012, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount.

Other Assets. Other assets consist primarily of deposits and the equity value of an investment in a joint venture.

Other Accrued Liabilities. Other accrued liabilities consist primarily of accrued customer rebates which we expect to settle in cash of $13.7 million and $6.4 million as of December 28, 2013 and December 29, 2012, respectively. Also included are accrued commissions, product warranties, insurance liabilities and other current liabilities.

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

The following table summarizes the activity of our product warranty liability included in other accrued liabilities in the accompanying Consolidated Balance Sheets:

(in thousands)	2013	2012	2011
Balance at beginning of year	$286	$70	$25
Provisions for warranty costs	1,249	1,064	586
Claims paid	(1,445)	(848)	(541)

Balance at end of year	$90	$286	$70

Revenue Recognition. Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. We record estimates for cash discounts, product returns and warranties, discounts and promotional rebates in the period of the sale (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as a reduction of accounts receivable. Accrued customer credits which we expect to settle in cash are classified as other accrued liabilities. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.

Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $13.4 million in fiscal 2013, $10.5 million in fiscal 2012 and $8.6 million in fiscal 2011 have been recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Stock-Based Compensation. At December 28, 2013 and December 29, 2012, we had one stock-based employee compensation plan, which is described more fully in Note 12, Capital Stock. We record equity-classified compensation expense for all awards granted. The fair value of stock options granted was determined using the Black-Scholes model. The value of restricted stock issued is based on the fair value of our common stock on the grant date.

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

Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 81% and 86% of net accounts receivable as of December 28, 2013 and December 29, 2012, respectively. We continually monitor the credit terms and credit limits to these and other customers. In fiscal 2013, approximately 75% of our products were purchased from suppliers located in a variety of foreign countries, with the largest portion coming from China.

Fair Value Disclosures. The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. We did not hold any foreign currency forward contracts at December 28, 2013 or December 29, 2012.

2.	New and Recently Adopted Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an update to its authoritative guidance which allows only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement or (2) in two separate but consecutive financial statements. The guidance is effective in two stages. The requirement to present a single continuous statement or two separate but consecutive statements was effective for us beginning January 1, 2012. The second stage requires us to disclose the effects of reclassification adjustments from other comprehensive income to net income and was effective for us on December 30, 2012. For items reclassified in their entirety, we are required to disclose the effect of the reclassification on each line of net income that is affected by the reclassification adjustment. For items not reclassified in their entirety, we are required to add a cross reference to the U.S. GAAP disclosure that includes additional information about the effect of the reclassification. The adoption of these updates affect presentation only and therefore did not impact our results of operations, financial condition or cash flows. Other comprehensive loss of $2.8 million for the fiscal year ended December 29, 2012 is related to currency translation adjustments at our discontinued operations which is discussed in Note 4.

3.	Acquisition

On May 17, 2013, we acquired certain assets and assumed certain liabilities of Re-Involt Technologies, LLC, a remanufacturer of hybrid battery systems, primarily to expand our product portfolio. The purchase price was approximately $3.7 million, comprised of $1.9 million in cash and $1.8 million of estimated contingent payments to the former owner. The contingent payment arrangement is based upon future earnings levels of the acquired business. In connection with this acquisition, we recorded $3.6 million in goodwill and other intangible assets, all of which are expected to be deductible for tax purposes. The financial results of the acquired business have been included in the Consolidated Financial Statements since the acquisition date.

4.	Discontinued Operations

On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business due to continued operating losses and to focus on growing our North American business. ScanTech was headquartered outside Stockholm, Sweden and distributed a line of Volvo and Saab replacement parts throughout the world.

The following table summarizes ScanTech’s net sales and income (loss) before taxes which have been presented as a discontinued operation in the Consolidated Statements of Operations:

(in thousands)	December 28, 2013	December 29, 2012	December 31, 2011
Net sales	$—	$2,907	$15,855
Income (loss) before taxes	—	3,203	(3,027)

During fiscal 2012, we reclassified approximately $3.0 million of previously recorded currency translation adjustments from accumulated other comprehensive income to net income as a result of the substantial liquidation of our investment and recorded a deferred tax asset of $1.4 million related to foreign tax credits we expect to utilize in the future. In fiscal 2011, we recorded charges of $2.2 million to write-down inventory and tooling and $0.4 million for other asset write-downs and employee related costs.

5.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products. Inventories were as follows:

(in thousands)	December 28, 2013	December 29, 2012
Bulk product	$63,550	$49,121
Finished product	97,742	93,466
Packaging materials	3,129	2,683

Total	$164,421	$145,270

6.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

(in thousands)	December 28, 2013	December 29, 2012
Buildings	$26,859	$20,460
Machinery, equipment and tooling	58,620	48,830
Furniture, fixtures and leasehold improvements	3,833	3,384
Software and computer equipment	53,915	48,299

Total	143,227	120,973
Less-accumulated depreciation and amortization	(78,441)	(72,215)

Property, plant and equipment, net	$64,786	$48,758

7.	Long-Term Debt

Our Revolving Credit Facility, which provides for borrowings up to $30.0 million, will expire in June 2015. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 75 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at December 28, 2013 was LIBOR plus 75 basis points (0.92%). There were no borrowings under the Revolving Credit Facility at December 28, 2013 or December 29, 2012. We did not borrow under the Revolving Credit Facility during 2013 or 2012. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. We are in compliance with all financial covenants contained in the Revolving Credit Facility as of December 28, 2013.

8.	Operating Lease Commitments and Rent Expense

We lease certain equipment and operating facilities, including our primary operating facility which is leased from a partnership described in Note 9, Related Party Transactions, under non-cancelable operating leases. Approximate future minimum rental payments as of December 28, 2013 under these leases are summarized as follows:

(in thousands)
2014	$3,115
2015	2,843
2016	2,843
2017	2,853
2018	894
Thereafter	—

Total	$12,548

Rent expense, including payments for short-term equipment and storage rentals, was $3.7 million in each of fiscal 2013 and fiscal 2011 and, $3.5 million in fiscal 2012.

9.	Related Party Transactions

We have a non-cancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Chairman and Chief Executive Officer, and his family members are partners. Total rental payments each year to the partnership under the lease arrangement were $1.5 million in each of fiscal 2013 and fiscal 2012, and were $1.4 million in fiscal 2011. During 2012, we entered into a new lease with the partnership which expires December 31, 2017. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

We are a partner in a joint venture with one of our suppliers. Purchases from this joint venture were $5.6 million, $5.4 million and $1.7 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

10.	Income Taxes

The components of the income tax provision (benefit) are as follows:

(in thousands)	2013	2012	2011
Current:
Federal	$42,458	$37,192	$30,952
State	3,105	2,895	2,377

	45,563	40,087	33,329

Deferred:
Federal	249	(2,214)	(1,927)
State	18	(170)	(70)

	267	(2,384)	(1,997)

Total	$45,830	$37,703	$31,332

Also, the income tax benefit related to our discontinued operations was $1.4 million and $0.1 million for the years ended December 29, 2012 and December 31, 2011, respectively.

The following is a reconciliation of income taxes at the statutory tax rate to the Company’s effective tax rate:

	2013	2012	2011
Federal taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.6	1.7	1.7
Proceeds from 2011 receipt of officer’s life insurance	—	—	(0.8)
Stock-based compensation	—	0.1	0.1
Research and development tax credit	(0.7)	(0.3)	—
Other	—	(0.3)	(0.2)

Effective tax rate	35.9%	36.2%	35.8%

At December 28, 2013, we have $1.2 million of unrecognized tax benefits, $0.9 million of which would affect our effective tax rate if recognized.

The following table summarizes the change in uncertain tax benefits for the three years ended December 28, 2013:

(in thousands)	2013	2012	2011
Balance at beginning of year	$1,785	$2,161	$2,532
Reductions due to lapses in statutes of limitations	(30)	(44)	(65)
Reductions due to payments for tax positions settled	(271)	(379)	(702)
Reductions due to reversals of prior year positions	(736)	(651)	(210)
Additions based on tax positions taken during the current period	453	698	606

Balance at end of year	$1,201	$1,785	$2,161

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 28, 2013, we have approximately $0.2 million of accrued interest related to uncertain tax positions.

Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:

(in thousands)	December 28, 2013	December 29, 2012
Assets:
Inventories	$6,546	$6,779
Accounts receivable	12,390	10,847
Accrued expenses	1,928	2,079
Other	417	1,764

Gross deferred tax assets	21,281	21,469

Liabilities:
Depreciation	9,136	3,367
Goodwill	9,343	9,231
Other	484	991

Gross deferred tax liabilities	18,963	13,589

Net deferred tax assets	$2,318	$7,880

Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the remaining net deferred tax assets.

We file income tax returns in the United States. All years before 2010 are closed for federal tax purposes. In regard to state tax, we are currently under examination by one state tax authority for years 2008-2010. Tax years before 2009 are closed for the remaining states in which we file. We filed tax returns in Sweden through 2012 and all years prior to 2008 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could impact the Company’s unrecognized tax benefits.

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

Legal Proceedings. We are a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, competitive practices, patent rights, trademark rights, product liability claims and other matters arising out of the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, would likely have a material financial impact on us and we believe the range of reasonably possible losses from current matters is immaterial.

12.	Capital Stock

Controlling Interest by Officers, Directors and Family Members. As of February 18, 2014, the estate of the late Richard Berman, Sharyn Berman, Steven Berman, who is Chairman and Chief Executive Officer and director of the Company, his father and his brothers beneficially own approximately 26% of the outstanding shares of our Common Stock have a controlling influence over the election of our Board of Directors, the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and the affairs of the Company.

Undesignated Stock. We have 50,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by our Board of Directors.

Dividend. On December 5, 2012, we announced a special cash dividend of $1.50 per share payable on December 28, 2012 to shareholders of record at the close of business on December 17, 2012. This dividend resulted in a cash payment of $54.7 million to our shareholders.

Incentive Stock Plan. Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. At December 28, 2013, 1,724,826 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period. Compensation cost related to the stock is recognized on a straight-line basis over the vesting period. We retain the restricted stock, and any dividends paid thereto, until the vesting provisions have been met. Compensation cost related to restricted stock was $881,000, $803,000 and $426,000 before taxes in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

The following table summarizes our restricted stock activity for the three years ended December 28, 2013:

	Shares	Weighted Average Price
Balance at December 25, 2010	45,000	$7.84
Granted	178,800	$19.12
Vested	(9,000)	$7.84
Cancelled	(10,000)	$19.40

Balance at December 31, 2011	204,800	$17.12
Granted	15,000	$26.70
Vested	(45,646)	$16.84

Balance at December 29, 2012	174,154	$18.02
Granted	25,500	$45.06
Vested	(47,069)	$17.38
Cancelled	(43,126)	$18.28

Balance at December 28, 2013	109,459	$24.47

As of December 28, 2013, there was approximately $2.1 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as financing cash flows. The excess tax benefit generated from restricted shares which were vested in fiscal 2013 and fiscal 2012 was $0.3 million in both periods and was credited to additional paid in capital.

We grant stock options to certain employees and members of our Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period which related services are performed. The compensation cost charged against income for the year ended December 28, 2013, December 29, 2012 and December 31, 2011 was $79,000, $204,000 and $194,000 before taxes, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2013, fiscal 2012 or fiscal 2011.

No stock options were granted in fiscal 2013 or fiscal 2011. In fiscal 2012, we used the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The weighted-average grant-date fair value of options granted during fiscal 2012 was $11.05 per option. We included a forfeiture assumption of 5.4% in the calculation of expense in fiscal 2013, fiscal 2012 and fiscal 2011.

The following table summarizes the valuation assumptions used to calculate the fair value of options granted:

2012
Expected dividend yield	0%
Expected stock price volatility	59%
Risk-free interest rate	0.9%
Expected life of options	4.7 years

The following table summarizes our stock option stock option activity for the three years ended December 28, 2013:

	Shares	Option Price per Share	Weighted Average Price	Weighted Average Remaining Terms (years)	Aggregate Intrinsic Value
Balance at December 25, 2010	990,900	$0.47 – $19.37	$4.54
Exercised	(298,100)	$0.47 – $ 7.74	$2.41

Balance at December 31, 2011	692,800	$2.00 – $19.37	$5.46
Granted	20,000	$22.71	$22.71
Exercised	(438,800)	$2.00 – $ 7.74	$4.27

Balance at December 29, 2012	274,000	$2.54 – $22.71	$8.62
Exercised	(96,500)	$2.54 – $22.71	$7.21
Cancelled	(36,000)	$7.74 – $22.71	$16.98

Balance at December 28,2013	141,500	$5.05 – $19.37	$7.13	3.9	$6,786,000

Options exercisable at December 28, 2013	131,500	$5.05 – $19.37	$7.09	3.7	$6,313,000

The total intrinsic value of stock options exercised during fiscal 2013 was $3.3 million. As of December 28, 2013, there was approximately $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1.6 years.

The following table summarizes information concerning currently outstanding and exercisable options at December 28, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$ 5.05 – $5.67	29,000	4.9	$5.65	29,000	$5.65
$ 6.24 – $6.90	87,500	2.9	$6.65	87,500	$6.65
$ 7.74	19,000	6.0	$7.74	9,000	$7.74
$19.37	6,000	7.0	$19.37	6,000	$19.37

Balance at December 28, 2013	141,500	3.9	$7.13	131,500	$7.09

Cash received from option exercises during fiscal 2013 and fiscal 2012 was $0.6 million and $1.6 million, respectively. The excess tax benefit generated from option exercises during fiscal 2013 and fiscal 2012 was approximately $0.8 million and $2.4 million, respectively, and was credited to additional paid in capital.

Performance-Based Long Term Award Program. In December 2012, the Compensation Committee of our Board of Directors approved the Performance-Based Long Term Award Program which connects compensation for certain of our executives to the compounded annual growth in our pre-tax income, as defined in the program, over our most recent three fiscal years. At the discretion of the Compensation Committee, the Performance-Based Long Term Award will be paid in either cash or equity. If the award is paid in equity, it will be paid under the 2008 Stock Option and Stock Incentive Plan. This is a liability-classified award. For fiscal 2013, the Compensation Committee elected to settle the award in cash.

Employee Stock Purchase Plan. In March 1992, our Board of Directors adopted the Employee Stock Purchase Plan which was subsequently approved by the shareholders. The Employee Stock Purchase Plan permitted the grant of options to purchase up to 1,200,000 shares of common stock by our employees. In any given year, employees were able purchase up to 4% of their annual compensation, with the option price set at 85% of the fair market value of the stock on the date of exercise. All options granted during any year expired on the last day of the fiscal year. During fiscal 2011, optionees exercised rights to purchase 1,984 shares at prices from $12.68 to $16.38 per share for total net proceeds of $28,600. Our Board of Directors cancelled this plan effective December 31, 2011.

401(k) Retirement Plan. The Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”) is a defined contribution profit sharing and 401(k) plan covering substantially all of our employees as of December 28, 2013. Annual contributions under the 401(k) Plan are determined by our Board of Directors. Total expense related to the 401(k) Plan was $1.9 million, $2.0 million and $1.6 million in fiscal 2013, fiscal 2012 and fiscal 2011 respectively. At December 28, 2013, the 401(k) Plan held 422,968 shares of our common stock.

Common Stock Repurchases. We periodically repurchase, at the then current market price, and cancel common stock issued to the 401(k) Plan. Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. During fiscal 2013, our Board of Directors approved the repurchase and cancellation of 78,580 shares of our common stock at an average price of $44.39 per share. During fiscal 2012, our Board of Directors approved the repurchase and cancellation of 70,208 shares of our common stock at an average price of $27.68 per share.

Share Repurchase Program. On December 12, 2013, we announced that our Board of Directors authorized the repurchase of up to $10,000,000 of our outstanding common stock. No shares were repurchased under the program in fiscal 2013.

13.	Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are computed based on the number of outstanding stock options and nonvested restricted stock as calculated using the treasury stock method. However, in periods when the exercise price of our stock options, by grant, is greater than our average stock price during the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. Options to purchase 20,000 and 30,000 shares of common stock were outstanding at December 29, 2012 and December 31, 2011, respectively, but were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

(in thousands, except per share data)	2013	2012	2011
Numerator:
Income from continuing operations	$81,920	$66,405	$56,202
Income (loss) from discontinued operations	—	4,557	(2,925)

Net income	$81,920	$70,962	$53,277

Denominator:
Weighted average basic shares outstanding	36,347	36,124	35,866
Effect of compensation awards	277	370	504

Weighted average diluted shares outstanding	36,624	36,494	36,370

Earnings Per Share:
Basic:
Income from continuing operations	$2.25	$1.84	$1.57
Income (loss) from discontinued operations	—	0.12	(0.08)

Net income	$2.25	$1.96	$1.49

Diluted:
Income from continuing operations	$2.24	$1.82	$1.55
Income (loss) from discontinued operations	—	0.12	(0.08)

Net income	$2.24	$1.94	$1.47

14.	Business Segments

We have determined that our business comprises a single reportable operating segment, namely, the sale of replacement parts for the automotive aftermarket.

During fiscal 2013, fiscal 2012 and fiscal 2011, our four largest customers (Autozone, Advance Auto Parts, O’Reilly Auto Parts and Genuine Parts Co.) each accounted for more than 10% of net sales and in the aggregate accounted for 57% of net sales in each period. Net sales to countries outside the United States, primarily to Europe, Mexico, the Middle East, Asia and Canada in fiscal 2013, fiscal 2012 and fiscal 2011 were $33.2 million, $23.5 million and $13.9 million, respectively.

15.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly Results of Operations for the fiscal years ended December 28, 2013 and December 29, 2012:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2013
Net sales	$154,443	$162,261	$177,953	$169,809
Income from operations	29,908	30,754	35,670	31,607
Income from continuing operations	19,072	19,342	22,887	20,619
Income from discontinued operations	—	—	—	—
Net income	19,072	19,342	22,887	20,619
Diluted earnings per share	0.52	0.53	0.62	0.56

	2012
Net sales	$134,823	$144,172	$156,411	$135,014
Income from operations	24,407	25,727	31,131	22,966
Income from continuing operations	15,294	16,106	19,756	15,249
Income from discontinued operations	284	3,636	586	51
Net income	15,578	19,742	20,342	15,300
Diluted earnings per share	0.43	0.54	0.56	0.42

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 28, 2013, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this evaluation under the framework in Internal Control—Integrated Framework, our management concluded that, as of December 28, 2013, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has issued a report on our internal control over financial reporting. Their report appears below.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 28, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Dorman Products, Inc.:

We have audited Dorman Products, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dorman Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dorman Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2013, and the related financial statement schedule listed under Item 15(a)(2), and our report dated February 25, 2014 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

KPMG LLP

Philadelphia, PA

February 25, 2014

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except for the information provided in “Part I – Item 4.1 Executive Officers of the Registrant” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Proposal I – Election of Directors,” “Committees of the Board of Directors – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

We have adopted a written code of ethics, “Our Values and Standards of Business Conduct,” which is applicable to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Controller and other executive officers (collectively, the “Selected Officers”). We have also adopted a written code of ethics, “Code of Ethics for Senior Financial Officers,” which applies to our Chief Executive Officer, Chief Financial Officer, Controller and any other person performing similar functions (collectively, the “Senior Financial Officers”). In accordance with the SEC’s rules and regulations a copy of each code of ethics is posted on our website www.dormanproducts.com. We intend to disclose any changes in or waivers from our codes of ethics on our website at www.dormanproducts.com.

Item 11. Executive Compensation.

The required information is incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Proposal I – Election of Directors – Director Compensation,” Executive Compensation” and “Compensation Committee Interlocks and Insider Participation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management”.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 28, 2013:

			(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	141,500	$7.13	1,724,826
Equity compensation plans not approved by security holders	—	—	—

Total	141,500	$7.13	1,724,826

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The required information is incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Certain Relationships and Related Transactions” and “Governance of the Company – The Board of Directors and Director Independence”.

Item 14. Principal Accounting Fees and Services.

The required information is incorporated by reference from our definitive proxy statement for our 2014 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures”.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Consolidated Financial Statements. Our Consolidated Financial Statements and related documents are provided in Part II—Item 8 “Financial Statements and Supplementary Data” of this annual report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

Consolidated Statements of Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012.

Consolidated Statements of Shareholders’ Equity for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012, and December 31, 2011.

Notes to Consolidated Financial Statements.

(a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this annual report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts.

(a)(3) Exhibits required by Item 601 of Regulation S-K and Item 15(b) of Form 10-K to be filed as part of this annual report on Form 10-K are listed below:

Number	Title

3.1	Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 24, 2007.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated July 31, 2009.

4.1	Specimen Common Stock Certificate of the Company incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

4.2	Amended and Restated Shareholders’ Agreement dated July 1, 2006. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

10.1	Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).

10.1.1	Amendment to Lease, dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740).

10.1.2	Assignment of Lease dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP I, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

10.1.3	Amendment to Lease, dated April 1, 2002, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

10.1.4	Amendment to Lease, dated December 12, 2007, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated December 12, 2007.

10.1.5	Lease Agreement, dated December 29, 2012, by and between the Company and the BREPI, for the premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated November 16, 2012.

10.2	Lease Agreement, dated January 31, 2006, by and between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated February 2, 2006.

10.2.1	Amendment to Lease Agreement, dated January 28, 2008, by and between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated January 29, 2008.

10.3	Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, N.A. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 24. 2005.

10.3.1	Amendment to the Amended and Restated Credit Agreement, dated December 24, 2007, by and between the Company and Wachovia Bank N.A. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated January 2, 2008.

10.3.2	Second Amendment to the Amended and Restated Credit Agreement, dated April 26, 2010, by and between the Company and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association). Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated April 27, 2010.

10.3.3	Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated as of December 20, 2012, by and between the Company and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association). Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated December 21, 2012.

10.4†	Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.1†	Form of Incentive Stock Option Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.2†	Form of Non-Qualified Stock Option Agreement for Officers and other Key Employees pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.3†	Form of Non-Qualified Stock Option Agreement for Outside Directors and important Consultants and/or Advisors pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.4†	Form of Restricted Stock Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.5†	First Amendment to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013.

10.5†	Dorman Products, Inc. Nonqualified Deferred Compensation Plan. Incorporated by reference to the Exhibit filed with the Company’s Report on Form 8-K dated February 11, 2011.

10.6†	Employment Agreement, dated April 1, 2008, between the Company and Richard N. Berman. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated April, 1, 2008.

10.7†	Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated April, 1, 2008.

10.8†	Executive Cash Bonus Plan, approved by the Company’s shareholders at the 2010 Annual Shareholders Meeting held on May 20, 2010. Incorporated by reference to Exhibit filed with Company’s Current Report on Form 8-K dated May 24, 2010.

10.9†	General Release and Waiver signed by Joseph M. Beretta dated July 11, 2013. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013.

10.10†	Separation Agreement, dated February 25, 2011, between the Company and Jeffery Darby (filed with this report).

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The financial statements from the Dorman Products, Inc. annual report on Form 10-K for the year ended December 28, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 28, 2013, December 29, 2012 and December 31, 2011; (ii) Consolidated Statements of Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011; (iii) the Consolidated Balance Sheets as of December 28, 2013 and December 29, 2012; (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 28, 2013, December 29, 2012 and December 31, 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011; and (vi) the Notes to Consolidated Financial Statements.

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

By: /s/ Steven L. Berman
Date: February 25, 2014	Steven L. Berman, Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven L. Berman
Steven L. Berman	Chief Executive Officer and	February 25, 2014
Chairman of the Board of Directors
(principal executive officer)

/s/ Mathias J. Barton
Mathias J. Barton	President	February 25, 2014
Director

/s/ Matthew S. Kohnke
Matthew S. Kohnke	Chief Financial Officer	February 25, 2014
(principal financial and accounting officer)

/s/ Richard T. Riley
Richard T. Riley	Director	February 25, 2014

/s/ Paul R. Lederer
Paul R. Lederer	Director	February 25, 2104

/s/ Edgar W. Levin
Edgar W. Levin	Director	February 25, 2014

/s/ Robert M. Lynch
Robert M. Lynch	Director	February 25, 2014

SCHEDULE II: Valuation and Qualifying Accounts

(in thousands)	For the Year Ended
	December 28, 2013	December 29, 2012	December 31, 2011
Allowance for doubtful accounts:
Balance, beginning of period	$1,120	$1,397	$1,015
Provision	194	266	516
Charge-offs	(33)	(228)	(134)
Discontinued operations	—	(315)	—

Balance, end of period	$1,281	$1,120	$1,397

Allowance for customer credits:
Balance, beginning of period	$55,392	$46,491	$41,909
Provision	141,559	127,597	111,224
Credits issued	(132,353)	(118,527)	(106,642)
Discontinued operations	—	(169)	—

Balance, end of period	$64,598	$55,392	$46,491