Form 10-Q
period 2014-03-29
Dorman Products, Inc.
filed 2014-05-02
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

As of April 28, 2014 the registrant had 36,499,338 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 29, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except per share data)	March 29, 2014	March 30, 2013
Net sales	$183,512	$154,443
Cost of goods sold	111,870	93,619

Gross profit	71,642	60,824
Selling, general and administrative expenses	34,695	30,916

Income from operations	36,947	29,908
Interest expense, net	39	48

Income before income taxes	36,908	29,860
Provision for income taxes	13,357	10,788

Net income	$23,551	$19,072

Earnings Per Share:
Basic	$0.65	$0.53
Diluted	$0.64	$0.52

Weighted Average Shares Outstanding:
Basic	36,371	36,316
Diluted	36,549	36,627

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	March 29, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$64,021	$60,593
Accounts receivable, less allowance for doubtful accounts and customer credits of $74,182 and $65,879	186,087	180,777
Inventories	175,380	164,421
Deferred income taxes	21,060	20,798
Prepaids and other current assets	2,825	5,851

Total current assets	449,373	432,440

Property, plant and equipment, net	69,491	64,786
Goodwill and intangible assets, net	30,064	30,089
Other assets	2,287	1,854

Total	$551,215	$529,169

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$58,303	$61,255
Accrued compensation	3,948	11,779
Other accrued liabilities	28,853	18,704

Total current liabilities	91,104	91,738

Other long-term liabilities	5,021	5,310
Deferred income taxes	18,116	18,480
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 36,499,338 and 36,464,958 in 2014 and 2013, respectively	365	365
Additional paid-in capital	44,032	43,119
Retained earnings	392,577	370,157

Total shareholders’ equity	436,974	413,641

Total	$551,215	$529,169

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands)	March 29, 2014	March 30, 2013
Cash Flows from Operating Activities:
Net income	$23,551	$19,072
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	2,860	2,268
Provision for doubtful accounts	70	88
Benefit for deferred income taxes	(626)	(380)
Provision for non-cash stock compensation	490	247
Changes in assets and liabilities:
Accounts receivable	(5,380)	(12,291)
Inventories	(10,959)	3,398
Prepaids and other current assets	(200)	501
Other assets	(433)	(77)
Accounts payable	(3,400)	(4,552)
Accrued compensation and other liabilities	5,171	2,307

Cash provided by operating activities	11,144	10,581

Cash Flows from Investing Activities:
Property, plant and equipment additions	(7,008)	(2,846)

Cash used in investing activities	(7,008)	(2,846)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	262	121
Other stock related activity	199	527
Purchase and cancellation of common stock	(1,169)	(942)

Cash used in financing activities	(708)	(294)

Net Increase in Cash and Cash Equivalents	3,428	7,441
Cash and Cash Equivalents, Beginning of Period	60,593	27,708

Cash and Cash Equivalents, End of Period	$64,021	$35,149

Supplemental Cash Flow Information
Cash paid for interest expense	$51	$50
Cash paid for income taxes	$593	$2,956

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MARCH 29, 2014 AND MARCH 30, 2013

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 29, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2014. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $124.1 million and $89.0 million of accounts receivable during the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively. If receivables had not been sold, $287.1 million and $267.8 million of additional accounts receivable would have been outstanding at March 29, 2014 and December 28, 2013, respectively, based on standard payment terms. Selling, general and administrative expenses for the thirteen weeks ended March 29, 2014 and March 30, 2013 included $1.5 million and $1.0 million, respectively, in financing costs associated with these accounts receivable sales programs.

4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of cost or market. Inventories were as follows:

(in thousands)	March 29, 2014	December 28, 2013
Bulk product	$62,725	$63,550
Finished product	109,417	97,742
Packaging materials	3,238	3,129

Total	$175,380	$164,421

5.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock vest in accordance with the terms set forth in each restricted stock agreement. At March 29, 2014, 1,703,636 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period and in certain circumstances, the attainment of financial goals. We retain the restricted stock, and any dividends paid thereto, until the vesting conditions have been met. For awards with a service condition only, compensation cost related to restricted stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to restricted stock is recognized over the vesting period if it is probable that the financial goals will be attained. Compensation cost related to restricted stock was $0.5 million and $0.2 million for the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively.

The following table summarizes our restricted stock activity for the thirteen weeks ended March 29, 2014:

	Shares	Weighted Average Price
Balance at December 28, 2013	109,459	$24.47
Granted	21,190	$52.37
Vested	(9,000)	$10.94

Balance at March 29, 2014	121,649	$30.32

As of March 29, 2014, there was approximately $2.8 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as financing cash flows. The excess tax benefit generated from restricted shares which vested in the thirteen weeks ended March 29, 2014 was $0.1 million and was credited to additional paid-in capital.

We grant stock options to certain employees and members of the Board of Directors. We expense the grant-date fair value of employee stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income for the thirteen weeks ended March 29, 2014 and March 30, 2013 was less than $0.1 million in each period. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Income. No cost was capitalized during fiscal 2014 or fiscal 2013.

No stock options were granted in fiscal 2014 or fiscal 2013. Historically, we have used the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield were based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. We included a forfeiture assumption of 5.4% for fiscal 2014 and fiscal 2013 in the calculation of compensation cost.

The following table summarizes our stock option activity for the thirteen weeks ended March 29, 2014:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 28, 2013	141,500	$7.13
Exercised	(34,000)	$7.66

Balance at March 29, 2014	107,500	$6.96	3.2	$5,488,000

Options exercisable at March 29, 2014	97,500	$6.41	2.9	$5,031,000

The total intrinsic value of stock options exercised in the thirteen weeks ended March 29, 2014 was $1.6 million. As of March 29, 2014, there was approximately $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

Cash received from option exercises was approximately $0.3 million and $0.1 million in the thirteen weeks ended March 29, 2014 and March 30, 2013, respectively. The excess tax benefit generated from options which were exercised in the thirteen ended March 29, 2014 and March 30, 2013 was $0.1 million and $0.5 million, respectively, and was credited to additional paid-in capital.

6.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. However, in periods when the price of our stock-based awards, by grant, is greater than our average stock price during the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. No stock-based awards were considered anti-dilutive as of March 29, 2014 or March 30, 2013.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended
(in thousands, except per share data)	March 29, 2014	March 30, 2013
Numerator
Net income	$23,551	$19,072
Denominator:
Weighted average basic shares outstanding	36,371	36,316
Effect of stock-based compensation awards	178	311

Weighted average diluted shares outstanding	36,549	36,627

Earnings Per Share:
Basic	$0.65	$0.53
Diluted	$0.64	$0.52

7.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the thirteen weeks ended March 29, 2014, we repurchased and cancelled 17,210 shares of common stock at an average price of $57.30 per share. During the fifty-two weeks ended December 28, 2013, we repurchased and cancelled 78,580 shares of common stock at an average price of $44.39 per share.

On December 12, 2013, we announced that our Board of Directors authorized the repurchase of up to $10 million of our outstanding common stock. Through March 29, 2014, we have repurchased and retired 3,600 shares at an average price of $50.60 per share.

8.	Related-Party Transactions

We have a non-cancelable operating lease for our primary operating facility with a partnership in which Steven L. Berman, our Chief Executive Officer, and his family members, are partners. Based upon the terms of the lease, payments will be approximately $1.5 million in fiscal 2014 and were $1.5 million in fiscal 2013. The lease with the partnership expires December 31, 2017. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

9.	Income Taxes

At March 29, 2014, we had $1.0 million of net unrecognized tax benefits, $0.8 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 29, 2014, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

We file income tax returns in the United States. All years before 2010 are closed for federal tax purposes. In regards to state tax, we are currently under examination by one state tax authority for the years 2009-2010. Tax years before 2009 are closed for the remaining states in which we file. We filed tax returns in Sweden through 2012 and all years prior to 2008 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could impact the Company’s unrecognized tax benefits.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, unfavorable economic conditions, loss of key suppliers, loss of third-party transportation providers, an increase in patent filings by original equipment manufacturers, quality problems, delay in the development and design of new products, space limitations on our customers’ shelves, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, timing and amount of customers’ orders of Company’s products, dependence on senior management, disruption from events beyond the Company’s control and other risks and factors identified from time to time in the reports the Company files with the SEC. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in “Part I Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

Introduction

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto of Dorman Products, Inc. and its subsidiaries included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Overview

We are a leading supplier of replacement parts and fasteners for passenger cars, light trucks and heavy trucks in the automotive aftermarket. We distribute and market approximately 150,000 stock keeping units (“SKU’s”) of automotive replacement parts many of which we design and engineer. These SKU’s are sold under our various brand names, under our customers’ private label brands or in bulk. We believe we are the dominant aftermarket supplier of original equipment dealer “exclusive” items. Original equipment dealer “exclusive” parts are those parts which were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, complex electronics devices and exhaust gas recirculation (EGR) coolers.

We generate virtually all of our revenues from customers in the North American automotive aftermarket, primarily in the United States. Our products are sold primarily through automotive aftermarket retailers (such as AutoZone, Advance Auto Parts and O’Reilly Auto Parts), national, regional and local warehouse distributors (such as Carquest and NAPA), specialty markets and salvage yards. We also distribute automotive replacement parts internationally, with sales in Europe, Mexico, the Middle East, Asia and Canada.

The automotive aftermarket has benefited from some of the factors affecting the general economy, including the impact of the recent recession, continued high unemployment, and high gas prices. We believe vehicle owners have become more likely to keep their current vehicles longer and perform necessary repairs and maintenance in order to keep those vehicles well maintained as a result of these factors. According to data published by POLK, a division of IHS Automotive, the average age of vehicles was 11.4 years as of August 2013. The number of miles driven is another statistic that impacts our business. Generally, as vehicles are driven more miles, the more likely it is that parts will fail. The combination of the vehicle age increase and number of miles driven has accounted for a portion of our sales growth.

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

We operate on a fifty-two or fifty-three week fiscal year period ended on the last Saturday of the calendar year. Our 2014 fiscal year will be a fifty-two week period that will end on December 27, 2014. The fiscal year ended December 28, 2013 was also a fifty-two week period.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Income:

	Thirteen Weeks Ended
	March 29, 2014	March 30, 2013
Net sales	100.0%	100.0%
Cost of goods sold	61.0	60.6

Gross profit	39.0	39.4
Selling, general and administrative expenses	18.9	20.0

Income from operations	20.1	19.4
Interest expense, net	0.0	0.1

Income before income taxes	20.1	19.3
Provision for income taxes	7.3	7.0

Net income	12.8%	12.3%

Thirteen Weeks Ended March 29, 2014 Compared to Thirteen Weeks Ended March 30, 2013

Net sales increased 19% to $183.5 million for the thirteen weeks ended March 29, 2014 from $154.4 million for the thirteen weeks ended March 30, 2013. Our revenue growth was primarily driven by strong overall demand for our products, higher revenues from recently-introduced products, and the shipment of several large line updates.

Gross profit was $71.6 million, or 39.0% of net sales, for the thirteen weeks ended March 29, 2014 compared to $60.8 million, or 39.4% of net sales, for the thirteen weeks ended March 30, 2013. Higher provisions for product returns associated with certain product line updates and lower overall selling prices contributed to the slightly reduced gross profit percentage during the thirteen weeks ended March 29, 2014.

Selling, general and administrative expenses were approximately $34.7 million for the thirteen weeks ended March 29, 2014 compared to $30.9 million for the thirteen weeks ended March 30, 2013. The increase during the thirteen weeks ended March 29, 2014 was primarily due to higher variable costs associated with our 19% sales growth, approximately $0.7 million in additional investments in product management and other resources to support our new product growth efforts, and inflationary increases as compared to prior year.

Our effective tax rate was 36.2% for the thirteen weeks ended March 29, 2014 compared to 36.1% for the thirteen weeks ended March 30, 2013.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs and our revolving credit facility. At March 29, 2014, working capital was $358.3 million, while shareholders’ equity was $437.0 million. Cash and cash equivalents as of March 29, 2014 was $64.0 million.

Over the past several years we extended payment terms to certain customers as a result of customer requests and market demands. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. Without these programs, these extended terms would have resulted in increased accounts receivable and significant uses of cash flow. Pursuant to these agreements, we sold accounts receivable in the aggregate amount of $124.1 million and $89.0 million during the thirteen weeks ended March 29, 2014 and March 30, 2013 respectively. If receivables had not been sold, $287.1 million and $267.8 million of additional receivables would have been outstanding at March 29, 2014 and December 28, 2013, respectively, based on standard payment terms.

We have a $30.0 million revolving credit facility which expires in June 2015. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 75 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at March 29, 2014 was LIBOR plus 75 basis points (0.90%). There were no borrowings under the facility as of March 29, 2014. As of March 29, 2014, we had three outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.2 million available under the facility at March 29, 2014. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	Thirteen Weeks Ended
(in thousands)	March 29, 2014	March 30, 2013
Cash provided by operating activities	$11,144	$10,581
Cash used in investing activities	(7,008)	(2,846)
Cash used in financing activities	(708)	(294)

Net increase in cash and cash equivalents	$3,428	$7,441

Cash provided by operating activities in fiscal 2014 increased by $0.6 million compared to fiscal 2013 primarily due to a $5.1 million increase in net income and depreciation which was partially offset by a $4.5 million increase in working capital. In fiscal 2014, accounts receivable and inventory increased due to higher net sales, while accounts payable decreased due to timing of payments to our vendors.

Investing activities used $7.0 million of cash in fiscal 2014 and $2.8 million in fiscal 2013. Capital spending was primarily related to the following significant projects:

•	In the third quarter of fiscal 2010, we began a project to replace our enterprise resource planning (“ERP”) system. This project is expected to cost between $38 million and $40 million for capitalized software, installation services and internal costs through 2014. Through March 29, 2014, we have paid $26.1 million for the project of which $3.4 million was spent in the thirteen weeks ended March 29, 2014 and $1.0 million was spent during the thirteen weeks ended March 30, 2013. The installation of the new ERP system was completed at one of our subsidiaries in January 2013 without any disruption to our operations.

•	The remaining capital spending in each period was related to tooling associated with new products, scheduled equipment replacements, certain facility improvements and other capital projects.

Financing activities used $0.7 million of cash in fiscal 2014 and $0.3 million in fiscal 2013. The sources and uses of cash in each period result from stock plan activities and the repurchase of our common stock.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the thirteen weeks ended March 29, 2014, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013.

Foreign Currency Fluctuations

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

The largest portion of our overseas purchases comes from China. Until recently, the Chinese Yuan has increased in value relative to the U.S. Dollar. Any future increases in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

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

Revenue Recognition and Allowance for Customer Credits. Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. We record estimates for cash discounts, product returns and warranties, discounts and promotional rebates in the period of the sale (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as a reduction of accounts receivable. Accrued customer rebates which we expect to settle in cash are classified as other accrued liabilities. Actual Customer Credits have not differed materially from estimated amounts. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowing capacity and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $2.9 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended March 29, 2014.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended March 29, 2014, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
December 29, 2013 through January 25, 2014	5,870	$52.04	2,500	9,876,565
January 26, 2014 through February 22, 2014	600	$49.53	600	9,846,847
February 23, 2014 through March 29, 2014	14,340	$58.10	500	9,817,839

Total	20,810	$56.14	3,600	9,817,839

(1)	Includes 17,210 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 7 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Also includes shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period, if any. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan.
(2)	On December 12, 2013 we announced that our Board of Directors authorized the purchase of up to $10 million of our outstanding common stock. This stock repurchase authorization expires at the end of fiscal 2014. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. We purchased 3,600 shares under this program during the thirteen weeks ended March 29, 2014.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Item 601 Exhibit Number	Title

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended March 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

May 2, 2014

\s\ Steven Berman
Steven Berman
Chief Executive Officer and
Chairman on the Board of Directors
(Principal Executive Officer)

May 2, 2014

\s\ Matthew Kohnke
Matthew Kohnke
Chief Financial Officer
(Principal Financial Officer and
Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended March 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.