Form 10-Q
period 2014-06-28
Dorman Products, Inc.
filed 2014-08-01
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

As of July 28, 2014, the registrant had 36,086,343 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 28, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except per share data)	June 28, 2014	June 29, 2013
Net sales	$196,187	$162,261
Cost of goods sold	123,226	97,906

Gross profit	72,961	64,355
Selling, general and administrative expenses	36,261	33,601

Income from operations	36,700	30,754
Interest expense, net	63	53

Income before income taxes	36,637	30,701
Provision for income taxes	13,393	11,359

Net income	$23,244	$19,342

Earnings Per Share:
Basic	$0.64	$0.53
Diluted	$0.64	$0.53
Weighted Average Shares Outstanding:
Basic	36,315	36,347
Diluted	36,471	36,685

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Twenty-six Weeks Ended
(in thousands, except for per share data)	June 28, 2014	June 29, 2013
Net sales	$379,699	$316,704
Cost of goods sold	235,096	191,525

Gross profit	144,603	125,179
Selling, general and administrative expenses	70,956	64,517

Income from operations	73,647	60,662
Interest expense, net	102	101

Income before income taxes	73,545	60,561
Provision for income taxes	26,750	22,147

Net income	$46,795	$38,414

Earnings Per Share:
Basic	$1.29	$1.06
Diluted	$1.28	$1.05
Weighted Average Shares Outstanding:
Basic	36,344	36,331
Diluted	36,514	36,658

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	June 28, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$53,984	$60,593
Accounts receivable, less allowance for doubtful accounts and customer credits of $83,593 and $65,879	188,127	180,777
Inventories	183,764	164,421
Deferred income taxes	21,310	20,798
Prepaids and other current assets	6,358	5,851

Total current assets	453,543	432,440

Property, plant and equipment, net	75,848	64,786
Goodwill and intangible assets, net	30,039	30,089
Other assets	2,457	1,854

Total	$561,887	$529,169

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$59,506	$61,255
Accrued compensation	7,101	11,779
Other accrued liabilities	20,038	18,704

Total current liabilities	86,645	91,738

Other long-term liabilities	5,358	5,310
Deferred income taxes	18,317	18,480
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 36,321,143 and 36,464,958 in 2014 and 2013, respectively	363	365
Additional paid-in capital	44,165	43,119
Retained earnings	407,039	370,157

Total shareholders’ equity	451,567	413,641

Total	$561,887	$529,169

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Twenty-six Weeks Ended
(in thousands)	June 28, 2014	June 29, 2013
Cash Flows from Operating Activities:
Net income	$46,795	$38,414
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	5,836	4,733
Provision for doubtful accounts	131	103
Benefit for deferred income taxes	(675)	(785)
Provision for non-cash stock compensation	1,044	511
Changes in assets and liabilities:
Accounts receivable	(7,481)	(17,504)
Inventories	(19,343)	(699)
Prepaids and other current assets	(1,110)	(3,466)
Accounts payable	(2,551)	2,423
Accrued compensation and other liabilities	(3,464)	(2,420)

Cash provided by operating activities	19,182	21,310

Cash Flows from Investing Activities:
Property, plant and equipment additions	(15,878)	(7,086)
Acquisition	—	(1,897)

Cash used in investing activities	(15,878)	(8,983)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	260	503
Other stock related activity	89	793
Purchase and cancellation of common stock	(10,262)	(1,640)

Cash used in financing activities	(9,913)	(344)

Net (Decrease) Increase in Cash and Cash Equivalents	(6,609)	11,983
Cash and Cash Equivalents, Beginning of Period	60,593	27,708

Cash and Cash Equivalents, End of Period	$53,984	$39,691

Supplemental Cash Flow Information
Cash paid for interest expense	$118	$105
Cash paid for income taxes	$26,036	$23,138

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 2014 AND JUNE 29, 2013

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2014. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $258.0 million and $192.1 million of accounts receivable during the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively. If receivables had not been sold, $319.4 million and $267.8 million of additional accounts receivables would have been outstanding at June 28, 2014 and December 28, 2013, respectively, based on standard payment terms. Selling, general and administrative expenses for the twenty-six weeks ended June 28, 2014 and June 29, 2013 included $3.2 million and $2.3 million, respectively, in financing costs associated with these accounts receivable sales programs.

4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of cost or market. Inventories were as follows:

(in thousands)	June 28, 2014	December 28, 2013
Bulk product	$65,346	$63,550
Finished product	115,507	97,742
Packaging materials	2,911	3,129

Total	$183,764	$164,421

5.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock vest in accordance with the terms set forth in each restricted stock agreement. At June 28, 2014, 1,704,401 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period and in certain circumstances, the attainment of financial goals. We retain the restricted stock, and any dividends paid thereto, until the vesting conditions have been met. For awards with a service condition only, compensation cost related to restricted stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to restricted stock is recognized over the vesting period if it is probable that the financial goals will be attained. Compensation cost related to restricted stock was $1.0 million and $0.4 million for the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively.

The following table summarizes our restricted stock activity for the twenty-six weeks ended June 28, 2014:

	Shares	Weighted Average Price
Balance at December 28, 2013	109,459	$24.47
Granted	21,347	$52.37
Vested	(30,500)	$23.03
Forfeited	(922)	$30.70

Balance at June 28, 2014	99,384	$30.84

As of June 28, 2014, there was approximately $2.3 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as financing cash flows. The excess tax benefit generated from restricted shares which vested in the twenty-six weeks ended June 28, 2014 was $0.3 million and was credited to additional paid-in capital.

We grant stock options to certain employees and members of the Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income for the twenty-six weeks ended June 28, 2014 and June 29, 2013 was less than $0.1 million in each period. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Income. No cost was capitalized during the twenty-six weeks ended June 28, 2014 or June 29, 2013.

No stock options were granted during the twenty-six weeks ended June 28, 2014 or June 29, 2013. Historically, we have used the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield were based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. We included a forfeiture assumption of 5.4% for fiscal 2014 and fiscal 2013 in the calculation of compensation cost.

The following table summarizes our stock option activity for the twenty-six weeks ended June 28, 2014:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 28, 2013	141,500	$7.13
Exercised	(34,000)	$7.66

Balance at June 28, 2014	107,500	$6.96	3.0	$4,599,595

Options exercisable at June 28, 2014	97,500	$6.41	2.7	$4,225,995

The total intrinsic value of stock options exercised in the twenty-six weeks ended June 28, 2014 was $1.6 million. As of June 28, 2014, there was less than $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1 year.

Cash received from option exercises were approximately $0.3 million and $0.5 million in the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively. The excess tax benefit generated from options which were exercised in the twenty-six weeks ended June 28, 2014 and June 29, 2013 was $0.1 million and $0.8 million, respectively, and was credited to additional paid-in capital.

6.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. However, in periods when the price of our stock-based awards, by grant, is greater than our average stock price during the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. No stock-based awards were considered anti-dilutive as of June 28, 2014 and June 29, 2013.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share data)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator:
Net income	$23,244	$19,342	$46,795	$38,414
Denominator:
Weighted average basic shares outstanding	36,315	36,347	36,344	36,331
Effect of stock-based compensation awards	156	338	170	327

Weighted average diluted shares outstanding	36,471	36,685	36,514	36,658

Earnings Per Share:
Basic	$0.64	$0.53	$1.29	$1.06
Diluted	$0.64	$0.53	$1.28	$1.05

7.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the twenty-six weeks ended June 28, 2014, we repurchased and cancelled 30,710 shares of common stock at an average price of $56.04 per share. During the fifty-two weeks ended December 28, 2013, we repurchased and cancelled 78,580 shares of common stock at an average price of $44.39 per share.

On December 12, 2013, we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock. This stock repurchase program was set to expire at the end of fiscal 2014. On May 20, 2014, we announced that our Board of Directors approved an expansion and extension of this share repurchase program, authorizing the purchase of up to $30 million of our outstanding common stock through May 31, 2015. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the twenty-six weeks ended June 28, 2014, we repurchased and cancelled 161,900 shares of common stock at an average price of $52.75 per share under this program. At June 28, 2014, we had approximately $21.5 million remaining under the program.

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

At June 28, 2014, we had $1.0 million of net unrecognized tax benefits, $0.8 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 28, 2014, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

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

11.	New and Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for annual periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

12.	Subsequent Event

On July 30, 2014, we announced that our Board of Directors authorized an increase to the existing share repurchase program from $30 million to $50 million. Between June 28, 2014 and July 28, 2014, we repurchased an additional 298,700 shares of our common stock for $14.5 million, at an average price of $48.68 per share. Including the additional authorization and the share repurchases through July 28, 2014, we have approximately $26.9 million remaining under the program.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that may cause actual results to differ materially from those indicated in the forward-looking statements. Factors that may cause actual results to differ from forward-looking statements include but are not limited to: competition in the automotive aftermarket industry, unfavorable economic conditions, loss of key suppliers, loss of third-party transportation providers, an increase in patent filings by original equipment manufacturers, quality problems, delay in the development and design of new products, space limitations on our customers’ shelves, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, timing and amount of customers’ orders of Company’s products, dependence on senior management, disruption from events beyond the Company’s control and other risks and factors identified from time to time in the reports the Company files with the SEC. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in “Part I Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

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

We generate virtually all of our revenues from customers in the automotive aftermarket, primarily in the United States and Canada. Our products are sold primarily through automotive aftermarket retailers (such as AutoZone, Advance Auto Parts and O’Reilly Auto Parts), national, regional and local warehouse distributors (such as Carquest and NAPA), specialty markets and salvage yards. We distribute automotive replacement parts outside the United States, with sales into Europe, Mexico, the Middle East, Asia and Canada.

The automotive aftermarket has benefited from some of the factors affecting the general economy, including the impact of the recent recession, continued high unemployment, and high gas prices. We believe vehicle owners have become more likely to keep their current vehicles longer and perform necessary repairs and maintenance in order to keep those vehicles well maintained as a result of these factors. According to data published by POLK, a division of IHS Automotive, the average age of vehicles was 11.4 years as of December 2013. The number of miles driven is another statistic that impacts our business. Generally, as vehicles are driven more miles, the more likely it is that parts will fail. The combination of the vehicle age increase and number of miles driven has accounted for a portion of our sales growth.

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

New product development is a critical success factor for us and is our primary vehicle for growth. We have made incremental investments to increase our new product development efforts each year since 2003 in an effort to grow our business and strengthen our relationships with our customers. The investments are primarily in the form of increased product development resources, increased customer and end-user awareness programs, and customer service improvements. These investments have enabled us to provide an expanding array of new product offerings and grow revenues at levels that exceed market growth rates.

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Similar to the automotive side of our business, our focus is on Formerly Dealer Only parts. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have approximately 360 SKU’s in our medium and heavy duty product line.

In September 2013, we launched our Hybrid Drive Battery program, which provides broad coverage for the most popular hybrid vehicles in service. Our hybrid drive battery packs are completely remanufactured and are extensively tested to ensure performance. Our hybrid drive batteries are “plug and play” direct replacements, ready to install and requiring no programming time or expense thus saving the service technicians time and the hybrid vehicle owner’s money.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Income:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	62.8	60.3	61.9	60.5

Gross profit	37.2	39.7	38.1	39.5
Selling, general and administrative expenses	18.5	20.7	18.7	20.3

Income from operations	18.7	19.0	19.4	19.2
Interest expense, net	0.0	0.1	0.0	0.1

Income from before income tax	18.7	18.9	19.4	19.1
Provision for income taxes	6.9	7.0	7.1	7.0

Net income	11.8%	11.9%	12.3%	12.1%

Thirteen Weeks Ended June 28, 2014 Compared to Thirteen Weeks Ended June 29, 2013

Net sales increased 21% to $196.2 million for the thirteen weeks ended June 28, 2014 from $162.3 million for the thirteen weeks ended June 29, 2013. Our revenue growth was primarily driven by strong overall demand for our products, the shipment of several large stocking orders and line updates to customers, and higher revenue from recently introduced products.

Gross profit was $73.0 million, or 37.2% of net sales, for the thirteen weeks ended June 28, 2014 compared to $64.4 million, or 39.7% of net sales, for the thirteen weeks ended June 29, 2013. The gross profit percentage was negatively impacted by competitive pricing pressures and mix shift that resulted in lower overall net selling prices, a $1.5 million increase in the provision for excess and obsolete inventory, and higher transportation costs.

Selling, general and administrative expenses were approximately $36.3 million for the thirteen weeks ended June 28, 2014 compared to $33.6 million for the thirteen weeks ended June 29, 2013. The increase was primarily due to higher variable costs associated with our 21% sales growth, approximately $0.5 million in additional investment in new product management and other resources to support our new product growth efforts and inflationary increases as compared to prior year. However, selling, general and administrative expenses decreased to 18.5% of net sales from 20.7% of net sales as we were able to leverage our expenses over growing net sales.

Our effective tax rate was 36.6% for the thirteen weeks ended June 28, 2014 compared to 37.0% for the thirteen weeks ended June 29, 2013.

Twenty-six Weeks Ended June 28, 2014 Compared to Twenty-six Weeks Ended June 29, 2013

Net sales increased 20% to $379.7 million for the twenty-six weeks ended June 28, 2014 from $316.7 million for the twenty-six weeks ended June 29, 2013. Our revenue growth was primarily driven by strong overall demand for our products, the shipment of several large stocking orders and line updates to customers, and higher revenue from recently introduced products.

Gross profit was $144.6 million, or 38.1% of net sales, for the twenty-six weeks ended June 28, 2014 compared to $125.2 million, or 39.5% of net sales, for the twenty-six weeks ended June 29, 2013. The gross profit percentage was negatively impacted by competitive pricing pressures and mix shift that resulted in lower overall net selling prices, a $1.1 million increase in the provision for excess and obsolete inventory, and higher transportation costs.

Selling, general and administrative expenses were approximately $71.0 million for the twenty-six weeks ended June 28, 2014 compared to $64.5 million for the twenty-six weeks ended June 29, 2013. The spending increase was primarily due to higher variable costs associated with our 20% sales growth, approximately $1.2 million in additional investment in new product management and other resources to support our new product growth efforts and inflationary increases as compared to prior year. However, selling, general and administrative expenses decreased to 18.7% of net sales from 20.3% of net sales as we were able to leverage our expenses over growing net sales.

Our effective tax rate was 36.4% for the twenty-six weeks ended June 28, 2014 compared to 36.6% for the twenty-six weeks ended June 29, 2013.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs and our revolving credit facility. At June 28, 2014, working capital was $366.9 million, while shareholders’ equity was $451.6 million. Cash and cash equivalents as of June 28, 2014 was $54.0 million.

Over the past several years we extended payment terms to certain customers as a result of customer requests and market demands. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. Without these programs, these extended terms would have resulted in increased accounts receivable and significant uses of cash flow. Pursuant to these agreements, we sold accounts receivable in the aggregate amount of $258.0 million and $192.1 million during the twenty-six weeks ended June 28, 2014 and June 29, 2013, respectively. If receivables had not been sold, $319.4 million and $267.8 million of additional receivables would have been outstanding at June 28, 2014 and December 28, 2013, respectively, based on standard payment terms.

We have a $30.0 million Revolving Credit Facility which expires in June 2015. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 75 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at June 28, 2014 was LIBOR plus 75 basis points (0.90%). There were no borrowings under the facility as of June 28, 2014. As of June 28, 2014, we had two outstanding letters of credit for approximately $1.0 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.0 million available under the facility at June 28, 2014. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of June 28, 2014, we are in compliance with all financial covenants contained in the Revolving Credit Facility.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	Twenty-six Weeks Ended
(in thousands)	June 28, 2014	June 29, 2013
Cash provided by operating activities	$19,182	$21,310
Cash used in investing activities	(15,878)	(8,983)
Cash used in financing activities	(9,913)	(344)

Net (decrease) increase in cash and cash equivalents	$(6,609)	$11,983

Cash provided by operating activities during the twenty-six weeks ended June 28, 2014 decreased by $2.1 million compared to the twenty six weeks ended June 29, 2013 primarily due to an $11.4 million increase in working capital which was partially offset by an $8.4 million increase in net income. During the twenty-six weeks ended June 28, 2014, accounts receivable increased due to higher net sales, inventory increased due to higher net sales and additional investment in new product inventory, and accounts payable decreased due to timing of payments to our vendors.

Investing activities used $15.9 million of cash in the twenty-six weeks ended June 28, 2014 and $9.0 million in the twenty-six weeks ended June 29, 2013. Capital spending was primarily related to the following significant projects:

•	In the third quarter of fiscal 2010, we began a project to replace our enterprise resource planning (“ERP”) system. This project is expected to cost between $38 and $40 million for capitalized software, installation services and internal costs through 2014. Through June 28, 2014, we have paid $30.5 million for the project of which $7.9 was spent in the twenty-six weeks ended June 28, 2014 and $1.3 million was spent during the twenty-six weeks ended June 29, 2013. The installation of the new ERP system was completed at one of our subsidiaries in January 2013 without any disruption of our operations.

•	The remaining capital spending in each period was related to tooling associated with new products, scheduled equipment replacements, facility improvements and other capital projects.

Financing activities used $9.9 million of cash in the twenty-six weeks ended June 28, 2014 compared to $0.3 million of cash in the twenty-six weeks ended June 29, 2013. In 2014, we used approximately $10.3 million of cash to repurchase and retire 161,900 common shares in conjunction with our stock repurchase program and 30,710 common shares from our 401(k) plan. The other sources and uses of cash in each period result from stock compensation plan activities.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the twenty-six weeks ended June 28, 2014, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013.

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

New and Recently Adopted Accounting Pronouncements

Please refer to Note 11, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowing capacity and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $3.2 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended June 28, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended June 28, 2014, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)
March 30, 2014 through April 26, 2014	10,270	$58.26	7,500	$29,387,599
April 27, 2014 through May 24, 2014	27,130	$54.44	21,500	$28,224,459
May 25, 2014 through June 28, 2014	140,030	$52.36	129,300	$21,459,626

Total	177,430	$53.02	158,300	$21,459,626

(1)	Includes 13,500 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 7 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Also includes 5,630 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan.
(2)	On December 12, 2013, we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock. This stock repurchase program was set to expire at the end of fiscal 2014. On May 20, 2014, we announced that our Board of Directors approved an expansion and extension of this share repurchase program, authorizing the purchase of up to $30 million of our outstanding common stock through May 31, 2015. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 158,300 shares under this program during the thirteen weeks ended June 28, 2014. Numbers in this column assume that the repurchase program had been expanded to authorize the repurchase of up to $30 million at the beginning of the thirteen week period ended June 28, 2014. On July 30, 2014, we announced that our Board of Directors authorized an increase to the share repurchase program from $30 million to $50 million.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

The Exhibits included in this report are listed in the Exhibit Index on page 21, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

August 1, 2014

\s\ Steven Berman
Steven Berman
Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer)

August 1, 2014

\s\ Matthew Kohnke
Matthew Kohnke
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

10.1	Amendment No. 1 to the Dorman Products, Inc. Executive Cash Bonus Plan. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2014.

10.2	Amendment No. 2 to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed with the SEC on May 20, 2014.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended June 28, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.