Form 10-Q
period 2014-09-27
Dorman Products, Inc.
filed 2014-10-31
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

As of October 24, 2014, the registrant had 35,664,573 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 27, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except per share data)	September 27, 2014	September 28, 2013
Net sales	$197,796	$177,953
Cost of goods sold	121,915	108,249

Gross profit	75,881	69,704
Selling, general and administrative expenses	37,405	34,034

Income from operations	38,476	35,670
Interest expense, net	58	47

Income before income taxes	38,418	35,623
Provision for income taxes	13,882	12,736

Net income	$24,536	$22,887

Earnings Per Share:
Basic	$0.68	$0.63
Diluted	$0.68	$0.62
Weighted Average Shares Outstanding:
Basic	35,898	36,362
Diluted	36,024	36,632

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Thirty-nine Weeks Ended
(in thousands, except for per share data)	September 27, 2014	September 28, 2013
Net sales	$577,495	$494,657
Cost of goods sold	357,011	299,774

Gross profit	220,484	194,883
Selling, general and administrative expenses	108,361	98,551

Income from operations	112,123	96,332
Interest expense, net	160	148

Income before income taxes	111,963	96,184
Provision for income taxes	40,632	34,883

Net income	$71,331	$61,301

Earnings Per Share:
Basic	$1.97	$1.69
Diluted	$1.96	$1.67
Weighted Average Shares Outstanding:
Basic	36,217	36,343
Diluted	36,372	36,610

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	September 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$44,210	$60,593
Accounts receivable, less allowance for doubtful accounts and customer credits of $88,005 and $65,879	189,220	180,777
Inventories	180,155	164,421
Deferred income taxes	21,258	20,798
Prepaids and other current assets	3,422	5,851

Total current assets	438,265	432,440

Property, plant and equipment, net	80,972	64,786
Goodwill and intangible assets, net	30,014	30,089
Other assets	2,935	1,854

Total	$552,186	$529,169

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$53,955	$61,255
Accrued compensation	8,917	11,779
Other accrued liabilities	19,429	18,704

Total current liabilities	82,301	91,738

Other long-term liabilities	5,694	5,310
Deferred income taxes	18,506	18,480
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 35,670,143 and 36,464,958 in 2014 and 2013, respectively	356	365
Additional paid-in capital	43,605	43,119
Retained earnings	401,724	370,157

Total shareholders’ equity	445,685	413,641

Total	$552,186	$529,169

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Thirty-nine Weeks Ended
(in thousands)	September 27, 2014	September 28, 2013
Cash Flows from Operating Activities:
Net income	$71,331	$61,301
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	9,001	7,417
Provision for doubtful accounts	219	101
(Benefit) provision for deferred income taxes	(434)	236
Provision for non-cash stock compensation	1,510	769
Changes in assets and liabilities:
Accounts receivable	(8,662)	(38,623)
Inventories	(15,734)	(3,722)
Prepaids and other current assets	(1,878)	(799)
Accounts payable	(9,168)	2,493
Accrued compensation and other liabilities	1,221	7,668

Cash provided by operating activities	47,406	36,841

Cash Flows from Investing Activities:
Property, plant and equipment additions	(22,992)	(12,949)
Acquisition	—	(1,897)

Cash used in investing activities	(22,992)	(14,846)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	463	503
Other stock related activity	81	793
Purchase and cancellation of common stock	(41,341)	(2,664)

Cash used in financing activities	(40,797)	(1,368)

Net (Decrease) Increase in Cash and Cash Equivalents	(16,383)	20,627
Cash and Cash Equivalents, Beginning of Period	60,593	27,708

Cash and Cash Equivalents, End of Period	$44,210	$48,335

Supplemental Cash Flow Information
Cash paid for interest expense	$176	$150
Cash paid for income taxes	$38,192	$31,325

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 2014 AND SEPTEMBER 28, 2013

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 27, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 27, 2014. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of customer orders. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $380.2 million and $296.5 million of accounts receivable during the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively. If receivables had not been sold, $328.3 million and $267.8 million of additional accounts receivables would have been outstanding at September 27, 2014 and December 28, 2013, respectively, based on standard payment terms. Selling, general and administrative expenses for the thirty-nine weeks ended September 27, 2014 and September 28, 2013 included $5.0 million and $3.6 million, respectively, in financing costs associated with these accounts receivable sales programs.

4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of cost or market. Inventories were as follows:

(in thousands)	September 27, 2014	December 28, 2013
Bulk product	$61,072	$63,550
Finished product	116,364	97,742
Packaging materials	2,719	3,129

Total	$180,155	$164,421

5.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock vest in accordance with the terms set forth in each restricted stock agreement. At September 27, 2014, 1,708,827 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock granted is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period and in certain circumstances, the attainment of financial goals. We retain the restricted stock, and any dividends paid thereto, until the vesting conditions have been met. For awards with a service condition only, compensation cost related to restricted stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to restricted stock is recognized over the vesting period if it is probable that the financial goals will be attained. Compensation cost related to restricted stock was $1.5 million and $0.7 million for the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively.

The following table summarizes our restricted stock activity for the thirty-nine weeks ended September 27, 2014:

	Shares	Weighted Average Price
Balance at December 28, 2013	109,459	$24.47
Granted	21,347	$52.37
Vested	(32,000)	$24.33
Forfeited	(5,348)	$35.43

Balance at September 27, 2014	93,458	$30.25

As of September 27, 2014, there was approximately $1.8 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as financing cash flows. The excess tax benefit generated from restricted shares which vested in the thirty-nine weeks ended September 27, 2014 was $0.4 million and was credited to additional paid-in capital.

We grant stock options to certain employees and members of the Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income for the thirty-nine weeks ended September 27, 2014 and September 28, 2013 was less than $0.1 million in each period. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Income. No cost was capitalized during the thirty-nine weeks ended September 27, 2014 or September 28, 2013.

No stock options were granted during the thirty-nine weeks ended September 27, 2014 or September 28, 2013. Historically, we have used the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield were based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. We included a forfeiture assumption of 5.4% for fiscal 2014 and fiscal 2013 in the calculation of compensation cost.

The following table summarizes our stock option activity for the thirty-nine weeks ended September 27, 2014:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 28, 2013	141,500	$7.13
Exercised	(66,500)	$6.97

Balance at September 27, 2014	75,000	$7.28	3.8	$2,518,020

Options exercisable at September 27, 2014	65,000	$6.49	3.5	$2,233,420

The total intrinsic value of stock options exercised in the thirty-nine weeks ended September 27, 2014 was $2.8 million. As of September 27, 2014, there was less than $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1 year.

Cash received from option exercises were approximately $0.5 million in each of the thirty-nine weeks ended September 27, 2014 and September 28, 2013. The excess tax benefit generated from options which were exercised in the thirty-nine weeks ended September 27, 2014 and September 28, 2013 was $0.1 million and $0.8 million, respectively, and was credited to additional paid-in capital.

6.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. However, in periods when the price of our stock-based awards, by grant, is greater than our average stock price during the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. No stock-based awards were considered anti-dilutive in the thirteen or thirty-nine weeks ended September 27, 2014 or September 28, 2013.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share data)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator:
Net income	$24,536	$22,887	$71,331	$61,301
Denominator:
Weighted average basic shares outstanding	35,898	36,362	36,217	36,343
Effect of stock-based compensation awards	126	270	155	267

Weighted average diluted shares outstanding	36,024	36,632	36,372	36,610

Earnings Per Share:
Basic	$0.68	$0.63	$1.97	$1.69
Diluted	$0.68	$0.62	$1.96	$1.67

7.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the thirty-nine weeks ended September 27, 2014, we repurchased and cancelled 38,100 shares of common stock for $2.1 million at an average price of $54.02 per share. During the fifty-two weeks ended December 28, 2013, we repurchased and cancelled 78,580 shares of common stock at an average price of $44.39 per share.

The Board of Directors has authorized a share repurchase program, authorizing the repurchase of up to $50 million of our outstanding common stock through May 31, 2015. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the thirty-nine weeks ended September 27, 2014, we repurchased and cancelled 833,100 shares of common stock for $39.3 million at an average price of $47.15 per share under this program. At September 27, 2014, we had approximately $10.7 million remaining under the program. As discussed in Note 12, on October 28, 2014 this share repurchase program was increased and extended.

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

At September 27, 2014, we had $1.1 million of net unrecognized tax benefits, $0.8 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 27, 2014, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

We file income tax returns in the United States. All years before 2011 are closed for federal tax purposes. We are currently under examination by the Internal Revenue Service for the 2012 tax year. In regards to state tax, we are currently under examination by one state tax authority for the years 2009-2012. Tax years before 2009 are closed for the remaining states in which we file. We filed tax returns in Sweden through 2012 and all years prior to 2008 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could impact the Company’s unrecognized tax benefits.

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

On October 28, 2014, we announced that our Board of Directors authorized an increase to the existing share repurchase program from $50 million to $100 million and an extension to the expiration of the program from May 31, 2015 to December 31, 2015. Including the additional authorization, we have approximately $60.7 million remaining under the program.

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

We generate virtually all of our revenues from customers in the North American automotive aftermarket, primarily in the United States. Our products are sold primarily through automotive aftermarket retailers (such as AutoZone, Advance Auto Parts and O’Reilly Auto Parts), national, regional and local warehouse distributors (such as Carquest and NAPA), specialty markets and salvage yards. We also distribute automotive replacement parts outside the United States, with sales into Europe, Mexico, the Middle East, Asia and Canada.

The automotive aftermarket has benefited from some of the factors affecting the general economy, including the impact of the recent recession, continued high unemployment, and fluctuating gas prices. We believe vehicle owners have become more likely to keep their current vehicles longer and perform necessary repairs and maintenance in order to keep those vehicles well maintained as a result of these factors. According to data published by POLK, a division of IHS Automotive, the average age of vehicles was 11.4 years as of December 2013. The number of miles driven is another statistic that impacts our business. Generally, as vehicles are driven more miles, the more likely it is that parts will fail. The combination of the vehicle age increase and number of miles driven has accounted for a portion of our sales growth.

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

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Similar to the automotive side of our business, our focus is on Formerly Dealer Only parts. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have approximately 430 SKU’s in our medium and heavy duty product line.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Income:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.6	60.8	61.8	60.6

Gross profit	38.4	39.2	38.2	39.4
Selling, general and administrative expenses	18.9	19.2	18.8	19.9

Income from operations	19.5	20.0	19.4	19.5
Interest expense, net	0.1	0.0	0.0	0.1

Income before income taxes	19.4	20.0	19.4	19.4
Provision for income taxes	7.0	7.1	7.0	7.0

Net income	12.4%	12.9%	12.4%	12.4%

Thirteen Weeks Ended September 27, 2014 Compared to Thirteen Weeks Ended September 28, 2013

Net sales increased 11% to $197.8 million for the thirteen weeks ended September 27, 2014 from $178.0 million for the thirteen weeks ended September 28, 2013. Our revenue growth was primarily driven by strong overall demand for our products and the shipment of approximately $10 million of customer stocking orders in advance anticipation of our quarter-end conversion to a new enterprise resource planning (“ERP”) system.

Gross profit was $75.9 million, or 38.4% of net sales, for the thirteen weeks ended September 27, 2014 compared to $69.7 million, or 39.2% of net sales, for the thirteen weeks ended September 28, 2013. The gross profit percentage was negatively impacted by competitive pricing pressures and mix shift that resulted in lower overall selling prices. A $0.7 million increase in the provision for excess and obsolete inventory was offset by lower provisions for customer returns in the quarter.

Selling, general and administrative expenses were approximately $37.4 million for the thirteen weeks ended September 27, 2014 compared to $34.0 million for the thirteen weeks ended September 28, 2013. The increase was primarily due to higher variable costs associated with our 11% sales growth, approximately $0.7 million in additional investment in new product development initiatives and approximately $0.6 million in distribution costs related to training and other ERP conversion activities as compared to prior year. However, selling, general and administrative expenses decreased to 18.9% of net sales from 19.2% of net sales as we were able to leverage our expenses over growing net sales.

Our effective tax rate was 36.1% for the thirteen weeks ended September 27, 2014 compared to 35.8% for the thirteen weeks ended September 28, 2013.

Thirty-nine Weeks Ended September 27, 2014 Compared to Thirty-nine Weeks Ended September 28, 2013

Net sales increased 17% to $577.5 million for the thirty-nine weeks ended September 27, 2014 from $494.7 million for the thirty-nine weeks ended September 28, 2013. Our revenue growth was primarily driven by strong overall demand for our products and higher revenue from recently introduced products.

Gross profit was $220.5 million, or 38.2% of net sales, for the thirty-nine weeks ended September 27, 2014 compared to $194.9 million, or 39.4% of net sales, for the thirty-nine weeks ended September 28, 2013. The gross profit percentage was negatively impacted by competitive pricing pressures and mix shift that resulted in lower overall selling prices, a $1.8 million increase in the provision for excess and obsolete inventory and higher transportation costs.

Selling, general and administrative expenses were approximately $108.4 million for the thirty-nine weeks ended September 27, 2014 compared to $98.6 million for the thirty-nine weeks ended September 28, 2013. The spending increase was primarily due to higher variable costs associated with our 17% sales growth, approximately $1.9 million in additional investment in new product development and other resources to support our new product growth efforts, and inflationary increases as compared to the prior year. However, selling, general and administrative expenses decreased to 18.8% of net sales from 19.9% of net sales as we were able to leverage our expenses over growing net sales.

Our effective tax rate was 36.3% for the thirty-nine weeks ended September 27, 2014 and the thirty-nine weeks ended September 28, 2013.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs and our revolving credit facility. At September 27, 2014, working capital was $356.0 million, while shareholders’ equity was $445.7 million. Cash and cash equivalents as of September 27, 2014 was $44.2 million.

Over the past several years we extended payment terms to certain customers as a result of customer requests and market demands. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. Without these programs, these extended terms would have resulted in increased accounts receivable and significant uses of cash flow. Pursuant to these agreements, we sold accounts receivable in the aggregate amount of $380.2 million and $296.5 million during the thirty-nine weeks ended September 27, 2014 and September 28, 2013, respectively. If receivables had not been sold, $328.3 million and $267.8 million of additional receivables would have been outstanding at September 27, 2014 and December 28, 2013, respectively, based on standard payment terms.

We have a $30.0 million revolving credit facility which expires in June 2015. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 75 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at September 27, 2014 was LIBOR plus 75 basis points (.90%). There were no borrowings under the facility as of September 27, 2014. As of September 27, 2014, we had two outstanding letters of credit for approximately $1.0 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.0 million available under the facility at September 27, 2014. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of September 27, 2014, we are in compliance with all financial covenants contained in the revolving credit facility.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	Thirty-nine Weeks Ended
(in thousands)	September 27, 2014	September 28, 2013
Cash provided by operating activities	$47,406	$36,841
Cash used in investing activities	(22,992)	(14,846)
Cash used in financing activities	(40,797)	(1,368)

Net (decrease) increase in cash and cash equivalents	$(16,383)	$20,627

Cash provided by operating activities during the thirty-nine weeks ended September 27, 2014 increased by $10.6 million compared to the thirty-nine weeks ended September 28, 2013 due primarily to higher net income levels. Accounts receivable increased $8.7 million in 2014 due to higher net sales. Inventory increased $15.7 million in 2014 due to higher net sales and additional investment in new product inventory. Accounts payable decreased by $9.2 million due to timing of purchases and payments to our vendors.

Investing activities used $23.0 million of cash in the thirty-nine weeks ended September 27, 2014 and $14.8 million in the thirty-nine weeks ended September 28, 2013. Capital spending was primarily related to the following significant projects:

•	We replaced our ERP system in September 2014. Through September 27, 2014, we have paid $35.0 million for the project of which $12.3 was spent in the thirty-nine weeks ended September 27, 2014 and $2.4 million was spent during the thirty-nine weeks ended September 28, 2013. This project is expected to cost approximately $38.0 million for capitalized software, installation services and internal costs.

•	The remaining capital spending in each thirty-nine week period was related to tooling associated with new products, scheduled equipment replacements, facility improvements and other capital projects.

Financing activities used $40.8 million of cash in the thirty-nine weeks ended September 27, 2014 compared to $1.4 million of cash in the thirty-nine weeks ended September 28, 2013. In 2014, we used approximately $41.3 million of cash to repurchase and retire 833,100 common shares in conjunction with our stock repurchase program and 38,100 common shares from our 401(k) plan. The other sources and uses of cash in each period result from stock compensation plan activities.

On October 28, 2014, we announced that our Board of Directors authorized an increase to the existing share repurchase program from $50 million to $100 million and an extension to the expiration of the program from May 31, 2015 to December 31, 2015.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the thirty-nine weeks ended September 27, 2014, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2013.

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

The largest portion of our overseas purchases comes from China. Since January 1, 2013, the Chinese Yuan has increased in value relative to the U.S. Dollar. Any future increases in the value of the Yuan relative to the U.S. Dollar will likely result in an increase in the cost of products that we purchase from China.

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

New and Recently Adopted Accounting Pronouncements

Please refer to Note 11, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowing capacity and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $3.3 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended September 27, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended September 27, 2014, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(2)(3)
June 29, 2014 through July 26, 2014	239,850	$48.78	234,800	$30,005,383
July 27, 2014 through August 23, 2014	269,384	$44.37	268,900	$18,072,823
August 24, 2014 through September 27, 2014	169,840	$43.85	167,500	$10,716,946

Total	679,074	$45.80	671,200	$10,716,946

(1)	Includes 7,390 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 7 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Also includes 484 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan.
(2)	On December 12, 2013, we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. We announced that our Board of Directors increased the share repurchase program authorization to $30 million on May 20, 2014 and to $50 million in July 30, 2014. In addition, on May 20, 2014, we announced that our Board of Directors extended the share repurchase program through May 31, 2015. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 671,200 shares under this program during the thirteen weeks ended September 27, 2014. On October 28, 2014, we announced that our Board of Directors increased the share repurchase program authorization to $100 million and extended the share repurchase program through December 31, 2015.
(3)	Numbers in this column assume that the repurchase program had been expanded to authorize the repurchase of up to $50 million at the beginning of the thirteen week period ended September 27, 2014.

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

Dorman Products, Inc.

October 31, 2014

/s/ Steven Berman
Steven Berman
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

October 31, 2014

/s/ Matthew Kohnke
Matthew Kohnke
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended September 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.