Form 10-K
period 2014-12-27
Dorman Products, Inc.
filed 2015-02-25
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 19, 2015 the registrant had 35,616,334 shares of common stock, $0.01 par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2014 was $1,364,609,466.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 27, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

DORMAN PRODUCTS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 27, 2014

The Company’s fiscal year ends on the last Saturday of the calendar year.

References to	Refers to the year ended
Fiscal 2010	December 25, 2010
Fiscal 2011	December 31, 2011
Fiscal 2012	December 29, 2012
Fiscal 2013	December 28, 2013
Fiscal 2014	December 27, 2014

PART I

Item 1. Business.

General

Dorman Products, Inc. was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

We are a leading supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket. We distribute and market approximately 140,000 different stock keeping units (“SKU’s”) of automotive replacement parts and fasteners, many of which we design and engineer. We believe we are the dominant aftermarket supplier of original equipment “dealer exclusive” items. Original equipment dealer exclusive parts are those which were traditionally available to consumers only from original equipment manufacturers or used parts from salvage yards and include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers and complex electronics modules. Fasteners include such items as oil drain plugs, wheel bolts, and wheel lug nuts. Approximately 85% of our products are sold under brands that we own and the remainder of our products are sold for resale under customers’ private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as Advance Auto Parts, AutoZone, and O’Reilly Auto Parts), national, regional and local warehouse distributors (such as Genuine Parts Co. - NAPA) and specialty markets, and salvage yards. We also distribute automotive replacement parts internationally, with sales primarily into Europe, Mexico, the Middle East, Asia and Canada.

The Automotive Aftermarket

The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for projected industry sales of approximately $246 billion in 20141, and parts for medium and heavy duty trucks, which accounted for projected industry sales of approximately $81 billion in 20141. We market products primarily for passenger cars and light trucks, including those with diesel engines and, more recently, for medium and heavy duty trucks. Two distinct groups of end-users buy replacement vehicle (automotive and truck) parts: (i) individual consumers, who purchase parts to perform “do-it-yourself” repairs on their own vehicles; and (ii) professional installers, which include vehicle repair shops and the dealership service departments. The individual consumer market is typically supplied through retailers and through the retail arms of warehouse distributors. Vehicle repair shops generally purchase parts through local independent parts wholesalers and through national parts distributors. Automobile dealership service departments generally obtain parts through the distribution systems of vehicle manufacturers and specialized national and regional parts distributors.

Spending in the light vehicle aftermarket can be generally grouped into three categories: discretionary, maintenance and repair. Discretionary, such as accessories and performance, tends to move in-line with consumer discretionary spending. Maintenance is composed of products and services, such as oil and oil changes, and tends to be less correlated with discretionary spending. The repair category consists mainly of replacement parts which fail over time and tends to be less cyclical as it is largely comprised of parts necessary for a vehicle to function properly or safely. We believe the majority of our products fall into the repair category. The increasing complexity of automobiles and the number of different makes and models of automobiles have resulted in a significant increase in the number of products required to service the domestic and foreign automotive fleet. Accordingly, the number of parts required to be carried by retailers and wholesale distributors has increased substantially. The requirement to include more products in inventory and the significant consolidation among distributors of automotive replacement parts have in turn resulted in larger distributors.

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

Brands and Products

We sell approximately 140,000 different SKU’s of automotive replacement parts and fasteners to meet a variety of needs. Our DORMAN® NEW SINCE 1918™ marketing campaign positions our brands under a single corporate umbrella—DORMAN®. Our products are now sold under one of the seven DORMAN® sub-brands as follows:

[1]	Source: 2015 Auto Care Association Factbook

DORMAN® OE Solutions ™	- Automotive replacement parts, such as intake manifolds, exhaust manifolds, oil cooler lines, window regulators, harmonic balancers and radiator fan assemblies.

DORMAN® HELP! ®	- Automotive replacement parts, including window handles, switches, door hardware, interior trim parts, headlamp aiming screws and retainer rings, radiator parts, battery hold-down bolts and repair kits, valve train parts and power steering filler caps.

DORMAN® TECHoice™	- A value line of automotive replacement parts, including mass air flow sensors, belt tensioners, and idler pulleys.

DORMAN® AutoGrade™	- A line of application specific and general automotive hardware that is a necessary element to a complete repair. Product categories include body hardware, general automotive fasteners, oil drain plugs, and wheel hardware.

DORMAN® Conduct-Tite!®	- A selection of electrical connectors, wire, tools, testers, and accessories.

DORMAN® FirstStop™	- Value priced technician quality brake and clutch hydraulic programs.

DORMAN® HD Solutions™	- A line of heavy duty aftermarket parts for class 4-8 heavy vehicles. Coverage includes coolant tubes, door handles and other body parts, fluid reservoirs, headlights and lighting, hood components, window regulators, and wiper transmissions.

We also generate revenues from the sale of parts that we package for ourselves, or others, for sale in bulk or under the private labels of parts manufacturers and national warehouse distributors (such as Genuine Parts Co. - NAPA).

We group our products into four major classes: power-train, automotive body, chassis, and hardware. The following table represents each of the four classes as a percentage of net sales for each of the last three fiscal years.

	Percentage of Net Sales
	Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Power-train	37%	36%	33%
Automotive Body	29%	30%	30%
Chassis	26%	25%	26%
Hardware	8%	9%	11%

Total	100%	100%	100%

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

We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products. Our warranty limits the customer’s remedy to the repair or replacement of the part that is defective.

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

Through careful evaluation, exacting design and precise tooling, we are frequently able to offer products which fit a broader range of makes and models, as well as a wider range of application years than the original equipment parts they replace. One such innovation is our replacement spare tire hoist, which through several mechanical design changes allow us to offer a part that replaces three original equipment parts, and now fits common domestic models over a thirteen year range. By selecting an appropriate micro controller and making other customizations, our Xenon headlight control module fits a range of domestic models from GM and Chrysler, as well as models from BMW, Mercedes Benz, Volkswagen and Volvo. This flexibility assists retailers and other purchasers in maximizing the productivity of the limited space available for each class of part sold. Further, where possible, we improve our parts so that they are better than the parts they replace. Our replacement sway bar kits are solid bars to ensure that they will not exhibit the same failure modes as the hollow bars they replace. Finally, we make every attempt to look at the repair through the eyes of the end user, and redesign many of our items to make installation easier. Our “split” brake dust shields allow for a replacement that does not require removal of the vehicle’s rear axle, and several of our replacement key fobs come with a disposable programmer that easily pairs the key fob to the car and eliminates the need for expensive programming tools. In addition, we often package different items in complete kits to further aid installation.

Ideas for expansion of our product lines arise through a variety of sources. We maintain an in-house product management staff that routinely generates ideas for new parts and the expansion of existing lines. Further, we maintain an “800” telephone number and an Internet site for “New Product Ideas” and receive, either through our sales force, product development team or our website, many ideas from our customers and end-users as to which types of presently unavailable parts the ultimate consumers are seeking.

Sales and Marketing

We market our products to three groups of purchasers who in turn supply individual consumers and professional installers. Based on net sales to our customers as of December 27, 2014:

(i) approximately 49% of our revenues were generated from sales to automotive aftermarket retailers (such as Advance Auto Parts, AutoZone, and O’Reilly Auto Parts), local independent parts wholesalers and national general merchandise chain retailers. We sell many of our products to virtually all major chains of automotive aftermarket retailers;

(ii) approximately 45% of our revenues were generated from sales to automotive parts distributors (such as Genuine Parts Co. - NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

(iii) the balance of our revenues (approximately 6%) are generated from international sales and sales to special markets, which include, among others, mass merchants (such as Wal-Mart), salvage yards and the parts distribution systems of parts manufacturers.

We use a number of different methods to sell our products. Our more than 60 person direct sales force and sales support staff solicits purchases of our products directly from customers, as well as manages the activities of approximately 17 independent manufacturers’ representative agencies worldwide. We use independent manufacturers’ representative agencies to help service existing automotive retail, automotive and heavy duty parts distribution customers, providing frequent on-site contact. We increase sales by securing new customers, by adding new product lines and expanding product selection within existing customers. For certain of our major customers, and our private label purchasers, we rely primarily upon the direct efforts of our sales force who, together with our marketing department and our executive officers, coordinate the more complex pricing and ordering requirements of these accounts.

Our sales efforts are not directed merely at selling individual products, but rather more broadly towards selling groups of related products that can be displayed on attractive Dorman-designed display systems, thereby maximizing each customer’s ability to present our product line within the confines of the available area.

We prepare a number of on-line catalogs, application guides and training materials designed to describe our products and other applications as well as to train our customers’ sales teams in the promotion and sale of our products. Catalogs of all our parts are available on our website.

We currently service more than 2,300 active accounts. During fiscal 2014, fiscal 2013 and fiscal 2012, four customers (Advance Auto Parts, AutoZone, Genuine Parts Co. - NAPA and O’Reilly Auto Parts) each accounted for more than 10% of net sales and in the aggregate accounted for 60% of net sales in fiscal 2014 and 57% of net sales in each of fiscal 2013 and fiscal 2012.

Manufacturing

Substantially all of our products are manufactured by third parties. Because numerous manufacturers are available to manufacture our products, we are not dependent upon the services of any one manufacturer or any small group of them. No one manufacturer supplies more than 10% of our products. In fiscal 2014, as a percentage of our total dollar volume of purchases, approximately 27% of our products were purchased from various suppliers throughout the United States and the balance of our products were purchased directly from vendors in a variety of foreign countries.

Once a new product has been identified, our engineering department produces detailed proprietary engineering drawings, specifications, and prototypes which are used to solicit bids for manufacture from a variety of vendors in the United States and abroad. After a vendor is selected, the vendor produces tooling which we then own. A pilot run of the product is produced and subjected to rigorous testing by our engineering department and, on occasion, by outside testing laboratories and facilities in order to evaluate the precision of manufacture and the resiliency and structural integrity of the materials used. If acceptable, the product then moves into full production.

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

We ship our products from all of our locations by contract carrier, common carrier or parcel service. Products are generally shipped to the customer’s main warehouses for redistribution within their network. In certain circumstances, at the request of the customer, we ship directly to the customer’s stores or other locations either via smaller direct ship orders or consolidated store orders that are cross docked.

Competition

The replacement automotive parts industry is highly competitive. Various competitive factors affecting the automotive aftermarket are price, product quality, breadth of product line, range of applications and customer service. Substantially all of our products are subject to competition with similar products manufactured by other manufacturers of aftermarket automotive repair and replacement parts. Some of these competitors are divisions and subsidiaries of companies much larger than us, and possess a longer history of operations and greater financial and other resources than we do. We also face competition from automobile manufacturers who sell through their dealerships many of the same replacement parts that we sell, although these manufacturers generally sell parts only for cars they produce. Our customers may also be successful in sourcing some of our products directly from suppliers. Further, some of our private label customers also compete with us.

Seasonality

Our business is somewhat seasonal in nature, with the highest sales usually occurring in the spring and summer months. In addition, our business can be affected by weather conditions. Extremely hot or cold weather tends to enhance sales by causing automotive parts to fail at an accelerated rate.

Proprietary Rights

While we take steps to register our trademarks when possible, we believe that our business is not heavily dependent on such trademark registration. Similarly, while we actively seek patent protection for the products and improvements which we develop, we do not believe that patent protection is critical to the success of our business. Rather, the quality, price, customer service and availability of our product is critical to our success.

Employees

At December 27, 2014, we had 1,785 employees worldwide, essentially all of which were employed full-time. Of these employees, 1,139 were engaged in production, inventory, and quality control, 361 were involved in engineering, product development and purchasing, 125 were employed in sales and customer service, and the remaining 160 were devoted to administration, including executive officers, finance, legal, and human resources.

None of our global employees are covered by a collective bargaining agreement. We consider our relations with our employees to be generally good.

Available Information

Our Internet address is www.dormanproducts.com. The information on this website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K. This website is, and is only intended to be, for reference purposes only. We make available free of charge on our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Dorman Products, Inc.—Office of General Counsel, 3400 East Walnut Street, Colmar, Pennsylvania 18915.

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

We May Lose Business to Competitors.

Competition within the automotive aftermarket parts business is intense. We compete in North America with both original equipment parts manufacturers and with companies that, like us, supply parts only to the automotive aftermarket. We also face competition from automobile manufacturers who sell through their dealerships many of the same replacement parts that we sell. Our customers may also be successful in sourcing some of our products directly from suppliers. We expect such competition to continue. If we are unable to compete successfully in our industry we could lose customers.

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

The Loss or Decrease in Sales Among One of Our Top Customers Could Have a Substantial Negative Impact on Our Sales and Operating Results.

A significant percentage of our sales has been, and will continue to be, concentrated among a relatively small number of customers. During fiscal 2014, fiscal 2013 and fiscal 2012, four customers (Advance Auto Parts, AutoZone, Genuine Parts Co. - NAPA and O’Reilly Auto Parts) each accounted for more than 10% of net sales and in the aggregate accounted for 60 % of net sales in fiscal 2014 and 57% of net sales in each of fiscal 2013 and fiscal 2012. We anticipate that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results.

Customer Consolidation in the Automotive Aftermarket May Lead to Customer Contract Terms Less Favorable to Us Which May Negatively Impact Our Financial Results.

The automotive aftermarket has been consolidating over the past several years. By way of example, in January 2014, Advance Auto Parts acquired General Parts International, Inc. (Carquest), one of the largest automotive parts distributors. As a result of such consolidations, many of our customers have grown larger and therefore have more leverage in the arms-length negotiations of agreements with us for the sale of our products. Customers may require us to provide extended payment terms and returns of slow moving product in order to obtain new, or retain existing, business. While we attempt to avoid or minimize such concessions, in some cases payment terms to customers have been extended and returns of product have exceeded historical levels. The product returns primarily affect our profit levels while payment terms extensions generally reduce operating cash flow and require additional capital to finance our business. We expect both of these trends to continue for the foreseeable future.

The Cancellation or Rescheduling of Orders May Cause Our Operating Results to Fluctuate.

The cancellation or rescheduling of orders may cause our operating results to fluctuate. Although we make every reasonable effort to maintain ongoing relationships with our customers, there is an ongoing risk that orders may be cancelled or rescheduled due to fluctuations in our customers’ business needs or overall market demand for our products. Additionally, although we serve more than 2,300 individual accounts, the cancellation or rescheduling of orders by larger customers may have a material adverse effect on our operating results from time to time.

Our Business May be Negatively Impacted By Foreign Currency Fluctuations and Our Dependence on Foreign Suppliers.

In fiscal 2014, approximately 73% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value relative to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases is from China. During fiscal 2013, the Chinese Yuan increased in value relative to the U.S. Dollar by approximately 3.1%. During fiscal 2014, the Chinese Yuan decreased in value relative to the U.S. Dollar by approximately 0.3%. Any future increase in the value of the Yuan relative to the U.S. Dollar may result in an increase in the cost of products that we purchase from China.

As a result of the magnitude of our foreign sourcing, our business may be subject to various risks, including the following:

•	uncertainty caused by the elimination of import quotas and the possible imposition of additional quotas or antidumping or countervailing duties or other retaliatory or punitive trade measures;

•	imposition of duties, taxes and other charges on imports;

•	significant devaluation of the dollar against foreign currencies;

•	restrictions on the transfer of funds to or from foreign countries;

•	political instability, military conflict or terrorism involving the United States or any of the countries where our products are manufactured or sold, which could cause a delay in transportation or an increase in costs of transportation, raw materials or finished product or otherwise disrupt our business operations; and

•	disease, epidemics and health-related concerns could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny and embargoing of goods produced in infected areas.

If these risks limit or prevent us from acquiring products from foreign suppliers or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found, which could negatively impact our business.

We Extend Credit to Our Customers Who May Be Unable to Pay In the Future.

We regularly extend credit to our customers. A significant percentage of our accounts receivable have been, and will continue to be concentrated among a relatively small number of automotive retailers and automotive parts distributors in the United States. Our five largest customers accounted for 81% of total accounts receivable as of December 27, 2014 and December 28, 2013. Management continually monitors the credit terms and credit limits of these and other customers. If any of these customers were unable to pay, our business and financial condition would be adversely affected.

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

Limited Shelf Space May Adversely Affect Our Ability to Expand Our Product Offerings.

Since the amount of space available to a retailer and other purchasers of our products is limited, our products compete with other automotive aftermarket products, some of which are entirely dissimilar and otherwise non-competitive (such as car waxes and engine oil), for shelf and floor space. No assurance can be given that additional space will be available in our customers’ stores to support any expansion of the number of products that we offer.

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

Quality Problems with Our Products Could Damage Our Reputation and Adversely Affect Our Business.

We have experienced, and in the future may experience, reliability, quality, or compatibility problems in products after their production and sale to customers. Product quality problems could result in damage to our reputation, loss of customers, a decrease in revenue, litigation, unexpected expenses, and a loss of market share. We have invested and will continue to invest in our engineering, design, and quality infrastructure in an effort to reduce these problems; however, there can be no assurance that we can successfully remedy all of these issues. To the extent we experience significant quality problems in the future, our business and results of operations may be negatively impacted.

Loss of Third-Party Transportation Providers Upon Whom We Depend or Increases in Fuel Prices Could Increase Our Costs or Cause a Disruption in Our Operations.

We depend upon third-party transportation providers for delivery of our products to us and to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, but not limited to, shortages of truck drivers, disruptions in rail service, port congestion, or increases in fuel prices, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis.

We May Not Properly Execute, or Realize Anticipated Cost Savings or Benefits from, Our Ongoing Information Technology Initiatives.

Our success is partly dependent on properly executing, and realizing cost savings or other benefits from, our ongoing information technology initiatives, including, without limitation, our new enterprise resource planning (“ERP”) system. These initiatives are primarily designed to make us more efficient in the development, acquisition and distributions of our products, which is necessary in our highly competitive industry. These initiatives are often complex, and a failure to implement them properly may, in addition to not meeting projected cost savings or benefits, result in an interruption to our business functions.

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

Dorman’s Chairman of the Board and Chief Executive Officer and His Family Members Have a Controlling Influence on the Company.

As of February 19, 2015, Steven L. Berman, our Chairman and Chief Executive Officer and director of Dorman Products, Inc., and his family members beneficially own approximately 24% of the Company’s outstanding common stock and have a controlling influence over the election of the Board of Directors and the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and the affairs of the Company. Such concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

Our Success Depends on the Efforts of Our Management Team.

The success of our business will continue to be dependent upon Steven L. Berman, Chairman of the Board and Chief Executive Officer, Secretary and Treasurer, and other executive officers and key employees, and our ability to attract and retain other skilled managers. The loss of the services of any of these individuals for an extended period of time could have a material adverse effect on our business.

Our Operations, Revenues and Operating Results, and the Operations of Our Third Party Manufacturers, Suppliers and Customers, may be Subject to Quarter to Quarter Fluctuations and Disruptions from Events Beyond Our or Their Control.

Our operations, revenues and operating results, as well as the operations of our third party manufacturers, suppliers and customers, may be subject to quarter to quarter fluctuations and disruptions from a variety of causes outside of our or their control, including work stoppages, market volatility, fuel prices, acts of war, terrorism, cyber incidents, pandemics, fire, earthquake, flooding, changes in weather patterns, weather or seasonal fluctuations or other climate-based changes, including hurricanes or tornadoes, or other natural disasters. If a major disruption were to occur at our operations or the operations of our third party manufacturers, suppliers or customers, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations, any of which could have a material adverse effect on our business, revenues and operating results.

New Regulations Related to Conflict Minerals Could Adversely Impact Our Business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals”, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. In August 2012, as required by Dodd-Frank, the SEC adopted rules requiring disclosure regarding the use of conflict minerals. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products, as the number of suppliers who provide conflict-free minerals may be limited. We may also suffer reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to modify our products to avoid the use of such materials. We may also face challenges in satisfying customers who may require that our products be certified as containing conflict-free minerals.

Cyber-attacks or Other Breaches of Information Technology Security Could Adversely Impact Our Business and Operations.

Cyber-attacks or other breaches of network or information technology security may cause equipment failure or disruption to our operations. Such attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, on companies have increased in frequency, scope and potential harm in recent years. While, to the best of our knowledge, we have not been subject to cyber-attacks or to other cyber incidents which, individually or in the aggregate, have been material to our operations or financial conditions, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future. To the extent that any disruption or security breach results in a loss or damage to our data or unauthorized disclosure of confidential information, it could cause significant damage to our reputation, affect our relationship with our customers, suppliers and employees, and lead to claims against us and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Facilities

We currently have 16 warehouse and office facilities located throughout the United States, China and India. Two of these facilities are owned and the remainder are leased. Our headquarters and principal warehouse facilities are as follows:

Location	Description

Colmar, PA	Corporate Headquarters Warehouse and office - 339,500 sq. ft. (leased) (1)
Warsaw, KY	Warehouse and office - 735,500 sq. ft. (owned)
Portland, TN	Warehouse and office - 581,500 sq. ft. (leased)
Louisiana, MO	Warehouse and office - 90,000 sq. ft. (owned)
Sanford, NC	Warehouse and office - 8,000 sq. ft. (leased)

(1)	We lease the Colmar facility from a partnership of which Steven L. Berman, Chairman of the Board and Chief Executive Officer of the Company, and his family members are partners. Under this lease agreement we paid rent of $4.58 per square foot ($1.5 million per year) in fiscal 2014. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers—U.S. City Average, All Items. On November 15, 2012, we entered into a new lease with the partnership that expires on December 31, 2017. In the opinion of the Audit Committee of our Board of Directors, the terms of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

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

Item 4. Mine Safety Disclosures.

Not applicable

Item 4.1. Executive Officers of the Registrant.

Executive Officers of the Registrant.

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position with the Company

Steven L. Berman	55	Chairman of the Board, Chief Executive Officer, Secretary and Treasurer

Mathias J. Barton	55	President and Director

Jeffrey L. Darby	47	Senior Vice President, Sales and Marketing

Michael B. Kealey	40	Senior Vice President, Product

Thomas J. Knoblauch	58	Vice President, General Counsel and Assistant Secretary

Matthew S. Kohnke	43	Vice President, Chief Financial Officer

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

Michael B. Kealey joined Dorman Products in November of 2002, as a Product Manager. He became Senior Vice President, Product in February 2011. He previously held the positions of Vice President—Product from January 2007 through January 2011, and Director—Product Management from April 2003 through December 2006. Prior to joining the Company, Mr. Kealey was employed by Eastern Warehouse Distributors, Inc., a distributor of automotive replacement parts, most recently as Vice President—Purchasing. He attended Temple University.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded publicly on the NASDAQ Global Select Market under the ticker symbol “DORM”. At February 19, 2015 there were 167 holders of record of common stock, representing more than 5,900 beneficial owners. The last price for our common stock on February 19, 2015, as reported by the NASDAQ Global Select Market, was $44.94 per share. The range of high and low sales prices for our common stock for each quarterly period of fiscal 2014 and fiscal 2013 are as follows:

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$60.47	$48.85	$38.45	$32.70
Second Quarter	60.99	47.48	47.21	33.63
Third Quarter	50.70	37.22	52.43	44.94
Fourth Quarter	51.75	39.73	56.42	46.49

For the information regarding our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return for our common stock with the cumulative total shareholder return for the Automotive Parts & Accessories Peer Group of the Morningstar Group Index (formerly Hemscott Group Index) and the NASDAQ Composite Market Index for the period from December 26, 2009 to December 27, 2014. The Automotive Parts & Accessories Peer Group is comprised of 130 public companies and the information was furnished by Morningstar, Inc. through Zacks Investment Research, Inc. The graph assumes $100 invested on December 26, 2009 in our common stock and each of the indices, and that the dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies.

Stock Repurchases

During the last thirteen weeks of the fiscal year ended December 27, 2014, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
September 28, 2014 through October 25, 2014	12,580	$43.05	—	$60,716,946
October 26, 2014 through November 22, 2014	2,530	$46.36	—	$60,716,946
November 23, 2014 through December 27, 2014	32,856	$48.84	22,500	$59,615,827

Total	47,966	$47.19	22,500	$59,615,827

(1)	Includes 1,736 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan. Also includes 23,730 shares purchased from the Dorman Products, Inc., 401(k) Plan and Trust (as described in Note 12, Capital Stock, to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K).
(2)	On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. We announced that our Board of Directors increased the share repurchase program authorization to $30 million on May 20, 2014, to $50 million on July 30, 2014 and to $100 million on October 28, 2014. In addition, on May 20, 2014, we announced that our Board of Directors extended the share repurchase program through May 31, 2015, and on October 28, 2014, we announced that our Board of Directors further extended the share repurchase program through December 31, 2015. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 855,600 shares under this program during the fiscal year ended December 27, 2014. No repurchases were made under this program during fiscal 2013.
(3)	Numbers in this column assume that the repurchase program had been expanded to authorize the repurchase of up to $100 million at the beginning of the thirteen week period ended December 27, 2014.

Item 6. Selected Financial Data.

	Fiscal year ended (1)
(in thousands, except per share data)	December 27, 2014	December 28, 2013	December 29, 2012 (c)	December 31, 2011 (d)	December 25, 2010
Statement of Operations Data:
Net sales	$751,476	$664,466	$570,420	$513,432	$438,205
Income from operations	140,734	127,939	104,231	87,637	76,807
Income from continuing operations	89,987	81,920	66,405	56,202	48,101
Income (loss) from discontinued operations (a)	—	—	4,557	(2,925)	(1,963)

Net income	$89,987	$81,920	$70,962	$53,277	$46,138

Earnings per share
Basic
Income from continuing operations	$2.50	$2.25	$1.84	$1.57	$1.35
Income (loss) from discontinued operations	—	—	0.12	(0.08)	(0.06)

Net income	$2.50	$2.25	$1.96	$1.49	$1.29

Diluted
Income from continuing operations	$2.49	$2.24	$1.82	$1.55	$1.33
Income (loss) from discontinued operations	—	—	0.12	(0.08)	(0.06)

Net income	$2.49	$2.24	$1.94	$1.47	$1.27

Balance Sheet Data:
Total assets	$580,368	$529,169	$412,683	$382,116	$326,960
Working capital	$364,631	$336,668	$268,839	$262,731	$218,935
Long-term debt	$—	$—	$—	$—	$—
Dividends paid (b)	$—	$—	$54,716	$—	$—
Shareholders’ equity	$462,061	$413,641	$332,872	$317,103	$263,153

(1)	We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year.

(a)	On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business due to continued operating losses and to focus on growing our North American business. The results of ScanTech have been presented as a discontinued operation in the Statement of Operations data presented above.
(b)	On December 5, 2012, we announced a special cash dividend of $1.50 per share of common stock payable on December 28, 2012 to shareholders of record at the close of business on December 17, 2012.
(c)	Net income from discontinued operations includes a reclassification of approximately $3.0 million of a previously recognized currency translation adjustments from accumulated other comprehensive income to net income ($0.08 per share) and $1.4 million of benefits related to foreign tax credits we expect to utilize in the future ($0.04 per share).
(d)	Net income from discontinued operations includes charges of $2.2 million to write down inventory and tooling ($0.06 per share) and $0.4 million to write down other assets and to accrue employee-related costs ($0.01 per share).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, unfavorable economic conditions, loss of suppliers, loss of third-party transportation providers, an increase in patent filings by original equipment manufacturers, quality problems, delay in the development and design of new products, space limitations on our customers’ shelves, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, timing and amount of customers’ orders of Company’s products, dependence on senior management, disruption from events beyond the Company’s control, risks associated with conflict minerals, risks associated with cyber-attacks, and other risks and factors identified from time to time in the reports the Company files with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in “Part I, Item 1A Risk Factors.” You should not place an undue reliance on forward-looking statements. Such statements speak only to the date on which they are made and we undertake no obligation to update publicly or revise any forward-looking statements, regardless of future developments or the availability of new information.

Overview

We are a leading supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket. We distribute and market approximately 140,000 different SKU’s of automotive replacement parts, many of which we design and engineer. These SKU’s are sold under our various brand names, under our customers’ private label brands or in bulk. We believe we are the dominant aftermarket supplier of original equipment dealer “exclusive” items. Original equipment dealer “exclusive” parts are those parts which were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, complex electronics modules, and exhaust gas recirculation (EGR) coolers.

We generate virtually all of our revenues from customers in the North American automotive aftermarket, primarily in the United States and Canada. Our products are sold primarily through automotive aftermarket retailers; national, regional and local warehouse distributors and specialty markets; and salvage yards. We also distribute automotive replacement parts outside the United States, with sales into Europe, Mexico, the Middle East, Asia and Canada.

Executive Overview

We achieved record net sales and net income in fiscal 2014. Net sales from continuing operations increased 13% over fiscal 2013 levels to $751.5 million, while net income increased 10% to $90.0 million. We believe our strong financial results have been driven by favorable industry dynamics, sales growth resulting from new product sales, continued investments in new product development, and a commitment to process improvements.

The automotive aftermarket has benefited from some of the factors affecting the general economy, including the impact of recessions, unemployment, and fluctuating gas prices. We believe vehicle owners have become more likely to keep their current vehicles longer and perform necessary repairs and maintenance in order to keep those vehicles well maintained as a result of these factors. According to data published by Polk, a division of IHS Automotive, the average age of vehicles was 11.4 years as of June 2014 despite increasing new car sales. The number of miles driven is another important statistic that impacts our business. According to the United States Department of Transportation, the number of miles driven has increased each year since 2011. Generally, as vehicles are driven more miles, the more likely it is that parts will fail. The combination of the vehicle age increase and number of miles driven has accounted for a portion of our sales growth.

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

Our complex electronics program capitalizes on the growing number of electronic components being utilized on today’s Original Equipment platforms. Current production models contain an average of approximately thirty five electronic modules, with some high-end luxury vehicles containing over one hundred modules. Our complex electronics products are designed and developed in house and extensively tested to ensure consistent performance. These products are direct replacements, and are typically “plug and play”, meaning that they are ready to install and require no additional on-board programming, saving the service technician time and the vehicle owner’s money.

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here is on Formerly Dealer Only parts similar to the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have approximately 550 SKU’s in our medium and heavy duty product line.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of net sales. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

We operate on a fifty-two, fifty-three week period ended on the last Saturday of the calendar year. The fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012 were fifty-two week periods.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Percentage of Net Sales
	For the Fiscal Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	61.8	60.7	62.3

Gross profit	38.2	39.3	37.7
Selling, general and administrative expenses	19.5	20.0	19.4

Income from operations	18.7	19.3	18.3
Interest expense, net	—	0.1	—

Income from continuing operations before income taxes	18.7	19.2	18.3
Provision for income taxes	6.7	6.9	6.7

Net income from continuing operations	12.0%	12.3%	11.6%

Fiscal Year Ended December 27, 2014 Compared to Fiscal Year Ended December 28, 2013

Net sales increased 13% to $751.5 million in fiscal 2014 from $664.5 million in fiscal 2013. Our revenue growth was driven by overall strong demand for our products and higher revenue from recently introduced products.

Cost of goods sold, as a percentage of net sales increased to 61.8% in fiscal 2014 from 60.7% in fiscal 2013. The variance was primarily the result of competitive pricing pressures and a mix shift that resulted in lower overall selling prices.

Selling, general and administrative expenses decreased to 19.5% of fiscal 2014 net sales from 20.0% of fiscal 2013 net sales as we were able to leverage our expenses over growing net sales. Selling, general and administrative expenses were $146.5 million in fiscal 2014 compared to $133.0 million in fiscal 2013. The increase was primarily due to higher variable costs associated with our 13% sales growth, approximately $2.3 million in additional investment in new product development and other resources to support our product growth efforts, and inflationary increases as compared to prior year. Additionally, we incurred approximately $5.5 million of incremental costs associated with implementing our ERP system in fiscal 2014 including approximately $2.8 million of increased distribution costs, $1.9 million of consulting and other related support costs incurred after the system go-live date, and $0.8 million of additional ERP system depreciation expenses in fiscal 2014 compared to fiscal 2013. We expect to complete the stabilization and transition phase of the implementation in fiscal 2015. Partially offsetting these increases were a $2.1 million reduction in incentive compensation expenses in fiscal 2014 compared to fiscal 2013 and a $1.0 million reduction in an earn-out liability related to a prior acquisition.

Interest expense, net, was $0.2 million in fiscal 2014 and fiscal 2013.

Our effective tax rate increased to 36.0% in fiscal 2014 from 35.9% in the prior year.

Fiscal Year Ended December 28, 2013 Compared to Fiscal Year Ended December 29, 2012

Net sales increased 16% to $664.5 million in fiscal 2013 from $570.4 million in fiscal 2012. Our revenue growth was primarily driven by strong overall demand for our new products, especially those new products introduced in the preceding 24 months.

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

Selling, general and administrative expenses in fiscal 2013 increased approximately 20% to $133.0 compared to $111.0 million in fiscal 2012. The spending increase was primarily due to higher variable costs associated with our 16% sales growth, $3.7 million in additional investments in product management and other resources to support our new product growth efforts and $3.2 million of depreciation and other related support costs associated with our ERP system implementation. In addition, in January 2013 one large customer changed the way it distributes our product through its network. As a result, our selling, general and administrative costs increased by approximately $4.6 million in fiscal 2013. Also, financing costs associated with the accounts receivable sales program increased $0.8 million in fiscal 2013 compared to fiscal 2012.

Interest expense, net, was $0.2 million in fiscal 2013 compared to $0.1 million in fiscal 2012.

Our effective tax rate was 35.9% in fiscal 2013 compared to 36.2% in fiscal 2012. The effective tax rate in fiscal 2013 benefited from increased research and development tax credits and from lower state income taxes.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs provided by certain customers, and through our revolving credit facility. Cash and cash equivalents as of December 27, 2014 decreased to $47.7 million from $60.6 million as of December 28, 2013 primarily due to capital expenditures and repurchases of our common stock. Working capital was $364.6 million at December 27, 2014 compared to $336.7 million at December 28, 2013. We had no long-term debt or borrowings under our revolving credit facility at December 27, 2014 or December 28, 2013. Shareholders’ equity was $462.1 million at December 27, 2014 and $413.6 million at December 28, 2013.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During fiscal 2014 and fiscal 2013, we sold approximately $477.9 million and $406.4 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2015. Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 75 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to earnings before interest, taxes, depreciation and amortization (“EBITDA”). The interest rate at December 27, 2014 was LIBOR plus 75 basis points (0.92%). There were no borrowings under the revolving credit facility as of December 27, 2014. As of December 27, 2014, we had two letters of credit outstanding for approximately $1.0 million in the aggregate which were issued to secure ordinary course of business transactions. We had approximately $29.0 million available under the facility at December 27, 2014, net of these letters of credit. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of December 27, 2014, we were in compliance with all financial covenants contained in the revolving credit facility.

Off-Balance Sheet Arrangements

Our business activities do not include the use of unconsolidated special purpose entities, and there are no significant business transactions that have not been reflected in the accompanying financial statements.

Contractual Obligations and Commercial Commitments

We have obligations for future minimum rental and similar commitments under non-cancellable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 27, 2014 are summarized in the tables below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter

Operating leases	$12,918	$3,828	$7,393	$1,697	$—

	$12,918	$3,828	$7,393	$1,697	$—

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	3-5 years	Thereafter
Letters of Credit	$1,025	$—	$1,025	$—	$—

	$1,025	$—	$1,025	$—	$—

We have excluded from the table above unrecognized tax benefits due to the uncertainty of the amount and period of payment. As of December 27, 2014, the Company has gross unrecognized tax benefits of $1.2 million (see Note 10, Income Taxes, to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

(in thousands)	December 27, 2014	December 28, 2013	December 29, 2012
Cash provided by operating activities	$59,640	$61,559	$48,911
Cash used in investing activities	(29,862)	(26,563)	(18,078)
Cash used in financing activities	(42,715)	(2,111)	(53,390)
Effect of exchange rate changes on cash and cash equivalents	—	—	69

Net (decrease) increase in cash and cash equivalents	$(12,937)	$32,885	$(22,488)

Cash provided by operating activities in fiscal 2014 decreased by $1.9 million compared to fiscal 2013. Net income in fiscal 2014 increased $8.1 million compared to fiscal 2013. In fiscal 2014, accounts receivable increased $25.6 million and inventory increased $13.1 million, both primarily due to higher net sales. Accounts payable decreased by $1.6 million in fiscal 2014 due to timing of purchases and payments to our vendors.

Cash provided by operating activities in fiscal 2013 increased by $12.6 million compared to fiscal 2012 primarily due to an $11.0 million increase in net income in fiscal 2013 compared to fiscal 2012. The sales growth in fiscal 2013 and fiscal 2012 resulted in additional accounts receivable, inventory and accounts payable. In addition, the timing of Chinese New Year and purchases to support anticipated future growth resulted in increased inventory and accounts payable in fiscal 2013 compared to fiscal 2012.

Investing activities used $29.9 million of cash in fiscal 2014, $26.6 million of cash in fiscal 2013, and $18.1 million of cash in fiscal 2012. Capital spending in each period was related to the following significant projects:

•	Our new ERP system was installed in two phases, the last of which was completed on September 29, 2014. Through December 27, 2014, we have capitalized $37.9 million related to the project of which $15.2 million was spent in fiscal 2014, $7.4 million was spent in fiscal 2013, and $8.7 million was spent in fiscal 2012. The installation of the new ERP system was completed without significant disruption to our operations.

•	During fiscal 2013, we completed a second expansion of our distribution facility in Warsaw, Kentucky. We spent $5.7 million on this project in fiscal 2013.

•	The remaining capital spending in each period was related to tooling associated with new products, scheduled equipment replacements and other capital projects.

•	Additionally, we used approximately $1.9 million of cash on hand in fiscal 2013 to acquire certain assets and assume certain liabilities of a remanufacturer of hybrid battery systems.

Cash used in financing activities was $42.7 million in fiscal 2014 compared to $2.1 million in fiscal 2013 and $53.4 million in fiscal 2012.

•	On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program. In fiscal 2014, we paid $40.4 million to repurchase 855,600 common shares. No repurchases were made under this program during fiscal 2013.

•	On December 5, 2012 we announced a special cash dividend of $1.50 per share payable on December 28, 2012 to shareholders of record at the close of business on December 17, 2012. Total cash payments resulting from this dividend were $54.7 million in fiscal 2012.

•	The remaining sources and uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of common stock from our 401(k) Plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

Foreign Currency

In fiscal 2014, approximately 73% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the dollar decreases in value relative to foreign currencies in the future, the price of the product in dollars for new purchase orders may increase.

The largest portion of our overseas purchases comes from China. During fiscal 2013, the Chinese Yuan increased in value relative to the U.S. Dollar by approximately 3.1%. During fiscal 2014, the Chinese Yuan decreased in value relative to the U.S. Dollar by approximately 0.3%. Any future increase in the value of the Yuan relative to the U.S. Dollar may result in an increase in the cost of products that we purchase from China.

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

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Chairman and Chief Executive Officer, and his family members are partners. Total annual rental payments each year to the partnership under the lease arrangement was $1.5 million in each of fiscal 2014, fiscal 2013 and fiscal 2012. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

We are a partner in a joint venture with one of our suppliers. Purchases from this joint venture were $9.3 million, $5.6 million and $5.4 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

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

Allowance for Doubtful Accounts. The preparation of our financial statements requires us to make estimates of the collectability of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 81% of net accounts receivable as of December 27, 2014 and December 28, 2013. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on our sales and operating results.

Revenue Recognition and Allowance for Customer Credits. Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. We record estimates for cash discounts, product returns, promotional rebates, core returns and other discounts in the period of the sale (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as a reduction of accounts receivable. Accrued customer rebates which we expect to settle in cash are classified as other accrued liabilities. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.

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

Goodwill. Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. In regards to the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During fiscal 2014 and fiscal 2013, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount.

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

New and Recently Adopted Accounting Pronouncements

Refer to Note 2, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our available credit and accounts receivable sale programs bear interest rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under the accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. A one percentage point increase in LIBOR or the discount rates on the accounts receivable sale programs would have increased our interest expense on our variable rate debt, if any, and accounts receivable financing costs by approximately $3.0 million in fiscal 2014 and $2.7 million in fiscal 2013. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

Historically we have not used, and currently do not intend to use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risks, or interest rate risks from the use of derivative instruments. We did not hold any foreign exchange forward contracts at December 27, 2014.

Item 8. Financial Statements and Supplementary Data.

Our financial statement schedule that is filed with this Annual Report on Form 10-K is listed in Part IV—Item 15, “Exhibits, Financial Statement Schedules.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Dorman Products, Inc.:

We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 27, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dorman Products, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 27, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dorman Products, Inc.’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, PA

February 25, 2015

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
(in thousands, except per share data)	December 27, 2014	December 28, 2013	December 29, 2012

Net sales	$751,476	$664,466	$570,420
Cost of goods sold	464,275	403,498	355,211

Gross profit	287,201	260,968	215,209
Selling, general and administrative expenses	146,467	133,029	110,978

Income from operations	140,734	127,939	104,231
Interest expense, net	204	189	123

Income from continuing operations before income taxes	140,530	127,750	104,108
Provision for income taxes	50,543	45,830	37,703

Income from continuing operations	89,987	81,920	66,405
Income from discontinued operations	—	—	4,557

Net income	$89,987	$81,920	$70,962

Earnings per share:
Basic:
Income from continuing operations	$2.50	$2.25	$1.84
Income from discontinued operations	—	—	0.12

Net income	$2.50	$2.25	$1.96

Diluted:
Income from continuing operations	$2.49	$2.24	$1.82
Income from discontinued operations	—	—	0.12

Net income	$2.49	$2.24	$1.94

Weighted average shares outstanding:
Basic	36,052	36,347	36,124
Diluted	36,190	36,624	36,494

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended
(in thousands)	December 27, 2014	December 28, 2013	December 29, 2012

Net income	$89,987	$81,920	$70,962
Other comprehensive loss:
Currency translation adjustments	—	—	(2,810)

Comprehensive income	$89,987	$81,920	$68,152

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 27, 2014	December 28, 2013
Assets
Current assets:
Cash and cash equivalents	$47,656	$60,593
Accounts receivable, less allowance for doubtful accounts and customer credits of $79,179 and $65,879 in 2014 and 2013, respectively	206,035	180,777
Inventories	173,523	160,387
Deferred income taxes	25,103	20,798
Prepaids and other current assets	3,147	5,851

Total current assets	455,464	428,406
Property, plant and equipment, net	82,270	64,786
Goodwill and intangible assets, net	29,989	30,089
Other assets	12,645	5,888

Total	$580,368	$529,169

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$59,541	$61,255
Accrued compensation	10,713	11,779
Other accrued liabilities	20,579	18,704

Total current liabilities	90,833	91,738
Other long-term liabilities	4,822	5,310
Deferred income taxes	22,652	18,480
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 35,611,238 and 36,464,958 shares in 2014 and 2013, respectively	356	365
Additional paid-in capital	43,413	43,119
Retained earnings	418,292	370,157

Total shareholders’ equity	462,061	413,641

Total	$580,368	$529,169

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-In Capital	Cumulative Translation Adjustments	Retained Earnings	Total
	Shares Issued	Par Value
Balance at December 31, 2011	36,156,522	$362	$36,860	$2,810	$277,071	$317,103
Exercise of stock options	394,861	4	1,602	—	—	1,606
Compensation expense under Incentive Stock Plan	—	—	1,007	—	—	1,007
Purchase and cancellation of common stock	(70,208)	(1)	(97)	—	(1,845)	(1,943)
Issuance of non-vested stock, net of cancellations	5,000	—	—	—	—	—
Other stock related activity	(8,669)	—	1,635	—	28	1,663
Dividends paid	—	—	—	—	(54,716)	(54,716)
Net income	—	—	—	—	70,962	70,962
Currency translation adjustments (net of tax)	—	—	—	(2,810)	—	(2,810)

Balance at December 29, 2012	36,477,506	$365	$41,007	$—	$291,500	$332,872
Exercise of stock options	93,509	1	550	—	—	551
Compensation expense under Incentive Stock Plan	—	—	960	—	—	960
Purchase and cancellation of common stock	(78,580)	(1)	(142)	—	(3,346)	(3,489)
Cancellation of non-vested stock, net of issuances	(17,626)	—	—	—	—	—
Other stock related activity	(9,851)	—	744	—	83	827
Net income	—	—	—	—	81,920	81,920

Balance at December 28, 2013	36,464,958	$365	$43,119	$—	$370,157	$413,641
Exercise of stock options	66,500	1	462	—	—	463
Compensation expense under Incentive Stock Plan	—	—	1,146	—	—	1,146
Purchase and cancellation of common stock	(917,430)	(9)	(1,651)	—	(41,859)	(43,519)
Issuance of non-vested stock, net of cancellations	5,060	—	—	—	—	—
Other stock related activity	(7,850)	(1)	337	—	7	343
Net income	—	—	—	—	89,987	89,987

Balance at December 27, 2014	35,611,238	$356	$43,413	$—	$418,292	$462,061

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 27, 2014	December 28, 2013	December 29, 2012
Cash Flows from Operating Activities:
Net income	$89,987	$81,920	$70,962
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	12,658	10,159	8,225
Provision for doubtful accounts	308	194	266
(Benefit) provision for deferred income tax	(632)	267	(2,384)
Provision for non-cash stock compensation	1,146	960	1,007
Foreign exchange gain	—	—	(2,987)
Changes in assets and liabilities:
Accounts receivable	(25,566)	(40,791)	(9,730)
Inventories	(13,136)	(18,537)	(28,748)
Prepaids and other current assets	(522)	840	293
Other assets	(6,757)	(884)	(801)
Accounts payable	(1,558)	17,627	10,738
Accrued compensation and other liabilities	3,712	9,804	2,070

Cash provided by operating activities	59,640	61,559	48,911

Cash Flows from Investing Activities:
Property, plant and equipment additions	(29,862)	(24,666)	(18,078)
Acquisition	—	(1,897)	—

Cash used in investing activities	(29,862)	(26,563)	(18,078)

Cash Flows from Financing Activities:
Dividends paid	—	—	(54,716)
Proceeds from exercise of stock options	463	551	1,606
Other stock related activity	343	827	1,663
Purchase and cancellation of common stock	(43,521)	(3,489)	(1,943)

Cash used in financing activities	(42,715)	(2,111)	(53,390)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	—	69

Net (Decrease) Increase in Cash and Cash Equivalents	(12,937)	32,885	(22,488)
Cash and Cash Equivalents, Beginning of Period	60,593	27,708	50,196

Cash and Cash Equivalents, End of Period	$47,656	$60,593	$27,708

Supplemental Cash Flow Information
Cash paid for interest expense	$234	$201	$219
Cash paid for income taxes	$46,540	$44,291	$35,329

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 27, 2014

1.	Summary of Significant Accounting Policies

Dorman Products, Inc. (“Dorman”, the “Company”, “we”, “us”, or “our”) is a leading supplier of Original Equipment (“OE”) Dealer “Exclusive” automotive replacement parts, automotive hardware, brake products and household hardware to the Automotive Aftermarket and Mass Merchandise markets. Dorman parts are marketed under the OE Solutions™, HELP!®, TECHoice™, AutoGrade™, Conduct-Tite®, FirstStop™ and HD Solutions™ brand names.

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 27, 2014, December 28, 2013 and December 29, 2012 were fifty-two week periods.

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

Reclassifications. Certain prior year amounts have been reclassified to conform with current-year presentation.

Cash and Cash Equivalents. We consider all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

Sales of Accounts Receivable. We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. During fiscal 2014, fiscal 2013 and fiscal 2012, we sold $477.9 million, $406.4 million and $312.7 million, respectively, pursuant to these agreements. If receivables had not been sold, $298.9 million and $267.8 million of additional receivables would have been outstanding at December 27, 2014 and December 28, 2013, respectively, based on standard payment terms. Selling, general and administrative expenses include $6.2 million, $5.2 million and $4.4 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, of financing costs associated with these accounts receivable sales programs.

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

Goodwill. Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. In regards to the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During fiscal 2014 and fiscal 2013, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount.

Other Assets. Other assets include primarily long-term core inventory, deposits, and an equity method investment in a joint venture.

Long-term core inventory of $10.2 million and $4.0 million as of December 27, 2014 and December 28, 2013, respectively, represents products used in remanufacturing processes, and consists of used cores purchased and held in our facilities, used cores that are in the process of being returned from our customers and end-users, and remanufactured cores held in finished goods inventory at our facilities. A used core is reconditioned and sold to the customer as a replacement for a unit inside a vehicle. Our products that utilize a core primarily include instrument clusters and hybrid batteries. Customers and end-users that purchase remanufactured products will generally return the used core to us, which we then use in the remanufacturing process to make another finished good. Long-term core inventory is recorded at the lower of cost or market value. Cost is determined based on actual purchases of core inventory. We believe that the most appropriate classification of core inventory is a long-term asset. According to guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), current assets are defined as “assets or resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” The determination of the long-term classification is based on our view that the value of the cores is not consumed or realized in cash during our normal operating cycle.

Other Accrued Liabilities. Other accrued liabilities include primarily accrued customer rebates which we expect to settle in cash of $14.3 million and $13.7 million as of December 27, 2014 and December 28, 2013, respectively. Also included are accrued commissions, accrued income taxes, insurance liabilities, product warranties, and other current liabilities. We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products. Our warranty limits the end-user’s remedy to the repair or replacement of the part that is defective. Product warranty reserves, which are $0.1 million as of both December 27, 2014 and December 28, 2013, are based upon actual experience and forecasts using the best historical and current claim information available. Provisions and payments related to product warranty reserves were not material in fiscal 2014, fiscal 2013 or fiscal 2012.

Revenue Recognition and Allowance for Customer Credits. Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. We record estimates for cash discounts, product returns, promotional rebates, core returns, and other discounts in the period of the sale (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as a reduction of accounts receivable. Accrued customer credits which we expect to settle in cash are classified as other accrued liabilities. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.

Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $15.8 million in fiscal 2014, $13.4 million in fiscal 2013 and $10.5 million in fiscal 2012 have been recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Stock-Based Compensation. At December 27, 2014 and December 28, 2013, we had one stock-based employee compensation plan, which is described more fully in Note 12, Capital Stock. We record equity-classified compensation expense for all awards granted. The value of restricted stock issued is based on the fair value of our common stock on the grant date. The fair value of stock options granted was determined using the Black-Scholes option valuation model.

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

Comprehensive Income. Comprehensive income includes all changes to shareholders’ equity during a period, except those resulting from investment by and distributions to shareholders. Components of comprehensive income include net income and foreign currency translation adjustments.

Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 81% of net accounts receivable as of December 27, 2014 and December 28, 2013. We continually monitor the credit terms and credit limits to these and other customers. In fiscal 2014, approximately 73% of our products were purchased from suppliers located in a variety of foreign countries, with the largest portion coming from China.

Fair Value Disclosures. The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. We did not hold any foreign currency forward contracts at December 27, 2014 or December 28, 2013.

2.	New and Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard will be effective for annual periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

3.	Acquisition

On May 17, 2013, we acquired certain assets and assumed certain liabilities of Re-Involt Technologies, LLC, a remanufacturer of hybrid battery systems, primarily to expand our product portfolio. The purchase price was approximately $3.7 million, comprised of $1.9 million in cash and $1.8 million of estimated contingent payments to the former owner. The contingent payment arrangement is based upon future earnings levels of the acquired business. In December 2014, we reduced our liability for the contingent payment arrangement by $1.0 million based upon our estimates of future earnings. In connection with this acquisition, we recorded $3.6 million in goodwill and other intangible assets, all of which we expect to be deductible for tax purposes. The financial results of the acquired business have been included in the Consolidated Financial Statements since the acquisition date.

4.	Discontinued Operations

In fiscal 2012, we exited the international portion of our ScanTech business due to continued operating losses and to focus on growing our North American business. ScanTech was headquartered outside Stockholm, Sweden and distributed a line of Volvo and Saab replacement parts throughout the world.

The following table summarizes ScanTech’s net sales and income before taxes which have been presented as a discontinued operation in the Consolidated Statements of Operations:

(in thousands)	December 27, 2014	December 28, 2013	December 29, 2012
Net sales	$—	$—	$2,907
Income before taxes	—	—	3,203

During fiscal 2012, we reclassified approximately $3.0 million of previously recorded currency translation adjustments from accumulated other comprehensive income to net income as a result of the substantial liquidation of our investment and recorded a deferred tax asset of $1.4 million related to foreign tax credits.

5.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products. Inventories were as follows:

(in thousands)	December 27, 2014	December 28, 2013
Bulk product	$65,603	$59,881
Finished product	105,117	97,382
Packaging materials	2,803	3,124

Total	$173,523	$160,387

6.	Property, Plant and Equipment

Property, plant and equipment include the following:

(in thousands)	December 27, 2014	December 28, 2013
Buildings	$29,185	$26,859
Machinery, equipment and tooling	66,441	58,620
Furniture, fixtures and leasehold improvements	3,974	3,833
Software and computer equipment	65,525	53,915

Total	165,125	143,227
Less-accumulated depreciation and amortization	(82,855)	(78,441)

Property, plant and equipment, net	$82,270	$64,786

7.	Long-Term Debt

Our revolving credit facility, which provides for borrowings up to $30.0 million, will expire in June 2015. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 75 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA. The interest rate at December 27, 2014 was LIBOR plus 75 basis points (0.92%). There were no borrowings under the revolving credit facility at December 27, 2014 or December 28, 2013. We did not borrow under the revolving credit facility during fiscal 2014 or fiscal 2013. As of December 27, 2014, we had two letters of credit outstanding for approximately $1.0 million in the aggregate which were issued to secure ordinary course of business transactions. We had approximately $29.0 million available under the facility at December 27, 2014, net of these letters of credit. The loan agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. We are in compliance with all financial covenants contained in the revolving credit facility as of December 27, 2014.

8.	Operating Lease Commitments and Rent Expense

We lease certain equipment and operating facilities, including our primary operating facility which is leased from a partnership described in Note 9, Related Party Transactions, under non-cancelable operating leases. Approximate future minimum rental payments as of December 27, 2014 under these leases are summarized as follows:

(in thousands)
2015	$3,828
2016	3,702
2017	3,691
2018	1,625
2019	72
Thereafter	—

Total	$12,918

Rent expense, including payments for short-term equipment and storage rentals, was $4.1 million in fiscal 2014, $3.7 million in fiscal 2013 and $3.5 million in fiscal 2012.

9.	Related Party Transactions

We have a non-cancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Chairman and Chief Executive Officer, and his family members are partners. Total rental payments each year to the partnership under the lease arrangement were $1.5 million in each of fiscal 2014, fiscal 2013 and fiscal 2012. During 2012, we entered into a new lease with the partnership which expires December 31, 2017. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

We are a partner in a joint venture with one of our suppliers. Purchases from this joint venture were $9.3 million, $5.6 million and $5.4 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

10.	Income Taxes

The components of the income tax provision (benefit) are as follows:

(in thousands)	2014	2013	2012
Current:
Federal	$48,293	$42,458	$37,192
State	2,882	3,105	2,895

	51,175	45,563	40,087

Deferred:
Federal	(597)	249	(2,214)
State	(35)	18	(170)

	(632)	267	(2,384)

Total	$50,543	$45,830	$37,703

Also, the income tax benefit related to our discontinued operations was $1.4 million for the year ended December 29, 2012.

The following is a reconciliation of income taxes at the statutory tax rate to the Company’s effective tax rate:

	2014	2013	2012
Federal taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.2	1.6	1.7
Research and development tax credit	(0.4)	(0.7)	(0.3)
Other	0.2	—	(0.2)

Effective tax rate	36.0%	35.9%	36.2%

At December 27, 2014, we have $1.2 million of unrecognized tax benefits, $0.9 million of which would affect our effective tax rate if recognized.

The following table summarizes the change in uncertain tax benefits for the three years ended December 27, 2014:

(in thousands)	2014	2013	2012
Balance at beginning of year	$1,201	$1,785	$2,161
Reductions due to lapses in statutes of limitations	(301)	(30)	(44)
Reductions due to payments for tax positions settled	—	(271)	(379)
Reductions due to reversals of prior year positions	(38)	(736)	(651)
Additions based on tax positions taken during the current period	301	453	698

Balance at end of year	$1,163	$1,201	$1,785

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 27, 2014, we have approximately $0.2 million of accrued interest related to uncertain tax positions.

Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:

(in thousands)	December 27, 2014	December 28, 2013
Assets:
Inventories	$7,989	$6,546
Accounts receivable	15,652	12,390
Accrued expenses	1,780	1,928
Other	197	417

Gross deferred tax assets	25,618	21,281

Liabilities:
Depreciation	13,406	9,136
Goodwill	9,761	9,343
Other	—	484

Gross deferred tax liabilities	23,167	18,963

Net deferred tax assets	$2,451	$2,318

Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the remaining net deferred tax assets.

We file income tax returns in the United States. All years before 2011 are closed for federal tax purposes. We are currently under examination by the Internal Revenue Service for the 2011 and 2012 tax years. In regard to state taxes, we are currently under examination by one state tax authority for years 2009-2012. Tax years before 2010 are closed for the remaining states in which we file. We filed tax returns in Sweden through 2012 and all years prior to 2008 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could impact the Company’s unrecognized tax benefits.

11.	Commitments and Contingencies

Shareholders’ Agreement. A shareholders’ agreement was entered into in September 1990 and amended and restated on July 1, 2006. Under the agreement, each of the late Richard Berman, Steven Berman, Jordan Berman, Marc Berman, Fred Berman, Deanna Berman and additional shareholders named in the agreement has, among other things, granted the others of them rights of first refusal, exercisable on a pro rata basis or in such other proportions as the exercising shareholders may agree, to purchase shares of our common stock which any of them, or upon their deaths their respective estates, proposes to sell to third parties. We have agreed with these shareholders that, upon their deaths, to the extent that any of their shares are not purchased by any of these surviving shareholders and may not be sold without registration under the Securities Act of 1933, as amended (the “1933 Act”), we will use our best efforts to cause those shares to be registered under the 1933 Act. The expenses of any such registration will be borne by the estate of the deceased shareholder. The additional shareholders that are a party to the agreement are trusts affiliated with the late Richard Berman, Steven Berman, Jordan Berman, Marc Berman or Fred Berman, or each person’s respective spouse or children.

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

Controlling Interest by Officers, Directors and Family Members. As of February 19, 2015, the estate of the late Richard Berman, Sharyn Berman, Steven Berman, who is Chairman and Chief Executive Officer and director of the Company, his father and his brothers beneficially own approximately 24% of the outstanding shares of our common stock and have a controlling influence over the election of our Board of Directors, the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and the affairs of the Company.

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

Incentive Stock Plan. Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. At December 27, 2014, 1,719,766 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period. Compensation cost related to the stock is recognized on a straight-line basis over the vesting period. We retain the restricted stock, and any dividends paid thereon, until the vesting provisions have been met. Compensation cost related to restricted stock was $1.1 million, $0.8 million and $0.8 million before taxes in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2014, fiscal 2013 or fiscal 2012.

The following table summarizes our restricted stock activity for the three years ended December 27, 2014:

	Shares	Weighted Average Price
Balance at December 31, 2011	204,800	$17.12
Granted	15,000	$26.70
Vested	(45,646)	$16.84

Balance at December 29, 2012	174,154	$18.02
Granted	25,500	$45.06
Vested	(47,069)	$17.38
Cancelled	(43,126)	$18.28

Balance at December 28, 2013	109,459	$24.47
Granted	26,347	$51.41
Vested	(41,619)	$23.44
Cancelled	(21,287)	$48.29

Balance at December 27, 2014	72,900	$27.82

As of December 27, 2014, there was approximately $1.4 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as financing activities. The excess tax benefit generated from vested restricted shares was $0.5 million, $0.3 million, and $0.3 million in fiscal 2014, fiscal 2013, and fiscal 2012, respectively, and was credited to additional paid in capital.

We grant stock options to certain employees and members of our Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period, during which related services are performed. Compensation cost charged against income was $0.1 million, $0.1 million and $0.2 million before taxes in fiscal 2014, fiscal 2013, and fiscal 2012, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2014, fiscal 2013 or fiscal 2012.

No stock options were granted in fiscal 2014 or fiscal 2013. In fiscal 2012, we used the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The weighted-average grant-date fair value of options granted during fiscal 2012 was $11.05 per option. We included a forfeiture assumption of 5.4% in the calculation of expense in fiscal 2014, fiscal 2013 and fiscal 2012.

The following table summarizes the valuation assumptions used to calculate the fair value of options granted:

2012
Expected dividend yield	0%
Expected stock price volatility	59%
Risk-free interest rate	0.9%
Expected life of options	4.7 years

The following table summarizes our stock option activity for the three years ended December 27, 2014:

	Shares	Option Price per Share	Weighted Average Price	Weighted Average Remaining Terms (years)	Aggregate Intrinsic Value
Balance at December 31, 2011	692,800	$2.00 – $19.37	$5.46
Granted	20,000	$22.71	$22.71
Exercised	(438,800)	$2.00 – $ 7.74	$4.27

Balance at December 29, 2012	274,000	$2.54 – $22.71	$8.62
Exercised	(96,500)	$2.54 – $22.71	$7.21
Cancelled	(36,000)	$7.74 – $22.71	$16.98

Balance at December 28, 2013	141,500	$5.05 – $19.37	$7.13
Exercised	(66,500)	$5.67 – $19.37	$6.97

Balance at December 27, 2014	75,000	$5.05 – $19.37	$7.28	3.5	$3,119,000

Options exercisable at December 27, 2014	73,000	$5.05 – $19.37	$6.95	3.5	$3,060,000

The total intrinsic value of stock options exercised during fiscal 2014 was $2.8 million. As of December 27, 2014, there was approximately $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of approximately 1 year.

The following table summarizes information concerning currently outstanding and exercisable options at December 27, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.05 – $5.67	21,000	3.9	$5.64	21,000	$5.64
$ 6.90	44,000	3.0	$6.90	44,000	$6.90
$ 7.74	6,000	5.0	$7.74	6,000	$7.74
$19.37	4,000	6.0	$19.37	2,000	$19.37

Balance at December 27, 2014	75,000	3.5	$7.28	73,000	$6.95

Cash received from option exercises was $0.5 million, $0.6 million, and $1.6 million during fiscal 2014, fiscal 2013, and fiscal 2012, respectively. The excess tax benefit generated from option exercises was $0.3 million, $0.8 million and $2.4 million during fiscal 2014, fiscal 2013 and fiscal 2012, respectively, and was credited to additional paid in capital.

Performance-Based Long Term Award Program. In December 2012, the Compensation Committee of our Board of Directors approved the Performance-Based Long Term Award Program which connects compensation for certain of our executives to the compounded annual growth in our pre-tax income, as defined in the program, over our most recent three fiscal years. At the discretion of the Compensation Committee, the Performance-Based Long Term Award will be paid in either cash or equity. If the award is paid in equity, it will be paid under the 2008 Stock Option and Stock Incentive Plan. This is a liability-classified award. For fiscal 2014 and fiscal 2013, the Compensation Committee elected to settle the award in cash.

401(k) Retirement Plan. The Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”) is a defined contribution profit sharing and 401(k) plan covering substantially all of our employees as of December 27, 2014. Annual contributions under the 401(k) Plan are determined by the Compensation Committee of our Board of Directors. Total expense related to the 401(k) Plan was $2.5 million, $1.9 million and $2.0 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. At December 27, 2014, the 401(k) Plan held 361,138 shares of our common stock.

Common Stock Repurchases. We periodically repurchase, at the then current market price, and cancel common stock issued to the 401(k) Plan. Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. During fiscal 2014, our Board of Directors approved the repurchase and cancellation of 61,830 shares of our common stock for $3.1 million at an average price of $50.71 per share. During fiscal 2013, our Board of Directors approved the repurchase and cancellation of 78,580 shares of our common stock for $3.5 million at an average price of $44.39 per share.

Share Repurchase Program. On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. We announced that our Board of Directors increased the share repurchase program authorization to $30 million on May 20, 2014, to $50 million on July 30, 2014 and to $100 million on October 28, 2014. In addition, on May 20, 2014, we announced that our Board of Directors extended the share repurchase program through May 31, 2015, and on October 28, 2014, we announced that our Board of Directors further extended the share repurchase program through December 31, 2015. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 855,600 common shares for $40.4 million at an average price of $47.20 under this program during fiscal 2014. No repurchases were made under this program during fiscal year ended December 28, 2013.

13.	Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. However, in periods when the price of our stock based awards, by grant, is greater than our average stock price during the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. Stock-based awards of 5,000 shares and 20,000 shares were excluded from the calculation of diluted earnings per share as of December 27, 2014 and December 29, 2012, respectively, as their effect would have been anti-dilutive. No stock-based awards were considered anti-dilutive in the fiscal year ended December 28, 2013.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

(in thousands, except per share data)	2014	2013	2012
Numerator:
Income from continuing operations	$89,987	$81,920	$66,405
Income from discontinued operations	—	—	4,557

Net income	$89,987	$81,920	$70,962

Denominator:
Weighted average basic shares outstanding	36,052	36,347	36,124
Effect of compensation awards	138	277	370

Weighted average diluted shares outstanding	36,190	36,624	36,494

Earnings Per Share:
Basic:
Income from continuing operations	$2.50	$2.25	$1.84
Income from discontinued operations	—	—	0.12

Net income	$2.50	$2.25	$1.96

Diluted:
Income from continuing operations	$2.49	$2.24	$1.82
Income from discontinued operations	—	—	0.12

Net income	$2.49	$2.24	$1.94

14.	Business Segments

We have determined that our business comprises a single reportable operating segment, namely, the sale of replacement parts for the automotive aftermarket.

During fiscal 2014, fiscal 2013 and fiscal 2012, four of our customers (Advance Auto Parts, AutoZone, Genuine Parts Co. - NAPA and O’Reilly Auto Parts) each accounted for more than 10% of net sales and in the aggregate accounted for 60% of net sales in fiscal 2014 and 57% of net sales in each of fiscal 2013 and fiscal 2012. Net sales to countries outside the United States, primarily to Europe, Mexico, the Middle East, Asia and Canada in fiscal 2014, fiscal 2013 and fiscal 2012 were $39.1 million, $33.2 million and $23.5 million, respectively.

15.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly Results of Operations for the fiscal years ended December 27, 2014 and December 28, 2013:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2014
Net sales	$183,512	$196,187	$197,796	$173,981
Income from operations	36,947	36,700	38,476	28,611
Net income	23,551	23,244	24,536	18,656
Diluted earnings per share	0.64	0.64	0.68	0.52

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2013
Net sales	$154,443	$162,261	$177,953	$169,809
Income from operations	29,908	30,754	35,670	31,607
Net income	19,072	19,342	22,887	20,619
Diluted earnings per share	0.52	0.53	0.62	0.56

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 27, 2014, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that, as of December 27, 2014, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has issued a report on our internal control over financial reporting. Their report appears below.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the thirteen weeks ended December 27, 2014, we implemented a new enterprise resource planning system. The internal controls over financial reporting affected by this implementation were evaluated for design and found to be effective. Prior to this implementation, user acceptance was performed to ensure the system was functioning as designed. Post implementation reviews have been and will continue to be conducted by management to ensure that the internal controls surrounding the system implementation processes, key applications and the financial close process are properly designed and are operating effectively.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Dorman Products, Inc.:

We have audited Dorman Products, Inc.’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dorman Products, Inc.‘s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Dorman Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 27, 2014, and the related financial statement schedule listed under Item 15(a)(2), and our report dated February 25, 2015 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

KPMG LLP

Philadelphia, PA

February 25, 2015

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except for the information provided in “Part I – Item 4.1 Executive Officers of the Registrant” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Proposal I – Election of Directors,” “Committees of the Board of Directors – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

Item 11. Executive Compensation.

The required information is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Proposal I – Election of Directors – Director Compensation in fiscal 2014,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management”.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 27, 2014:

			(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	75,000	$7.28	1,719,766
Equity compensation plans not approved by security holders	—	—	—

Total	75,000	$7.28	1,719,766

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The required information is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Certain Relationships and Related Transactions” and “Governance of the Company – The Board of Directors and Director Independence”.

Item 14. Principal Accounting Fees and Services.

The required information is incorporated by reference from our definitive proxy statement for our 2015 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures”.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Consolidated Financial Statements. Our Consolidated Financial Statements and related documents are provided in Part II—Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the years ended December 27, 2014, December 28, 2013 and December 29, 2012.

Consolidated Statements of Comprehensive Income for the years ended December 27, 2014, December 28, 2013 and December 29, 2012.

Consolidated Balance Sheets as of December 27, 2014 and December 28, 2013.

Consolidated Statements of Shareholders’ Equity for the years ended December 27, 2014, December 28, 2013 and December 29, 2012.

Consolidated Statements of Cash Flows for the years ended December 27, 2014, December 28, 2013, and December 29, 2012.

Notes to Consolidated Financial Statements.

(a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Annual Report on Form 10-K:

Schedule II—Valuation and Qualifying Accounts.

(a)(3) Exhibits required by Item 601 of Regulation S-K and Item 15(b) of Form 10-K to be filed as part of this Annual Report on Form 10-K are listed below:

Number	Title

3.1	Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 24, 2007.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated July 31, 2009.

4.1	Specimen Common Stock Certificate of the Company. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

4.2	Amended and Restated Shareholders’ Agreement dated as of July 1, 2006. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

10.1	Lease, dated December 1, 1990, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-1 and Amendments No. 1, No. 2, and No. 3 thereto (Registration No. 33-37264).

10.1.1	Amendment to Lease, dated September 10, 1993, between the Company and the Berman Real Estate Partnership, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-1 and Amendment No. 1 thereto (Registration No. 33-68740).

10.1.2	Assignment of Lease dated February 24, 1997, between the Company, the Berman Real Estate Partnership and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 1996.

10.1.3	Amendment to Lease, dated April 1, 2002, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

10.1.4	Amendment No. 3 to the Agreement of Lease, dated December 12, 2007, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated December 12, 2007.

10.1.5	Lease Agreement, dated December 29, 2012, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated November 16, 2012.

10.2	Industrial Building Lease, dated January 31, 2006, by and between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated February 2, 2006.

10.2.1	Second Amendment to Industrial Building Lease, dated January 25, 2008, by and between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated January 29, 2008.

10.3	Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, National Association. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated July 27. 2006.

10.3.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of December 24, 2007, by and between the Company and Wachovia Bank, National Association. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated January 2, 2008.

10.3.2	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of April 26, 2010, by and between the Company and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association). Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated April 27, 2010.

10.3.3	Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated as of December 20, 2012, by and between the Company and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association). Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated December 21, 2012.

10.4†	Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.1†	Form of Incentive Stock Option Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.2†	Form of Non-Qualified Stock Option Agreement for Officers and Other Key Employees pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.3†	Form of Non-Qualified Stock Option Agreement for Outside Directors and Important Consultants and/or Advisors pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.4†	Form of Restricted Stock Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.5†	Amendment No. 1 to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013.

10.4.6†	Amendment No. 2 to the Dorman Products, Inc. 2008 Stock Option Plan and Stock Incentive Plan, approved by the Company’s shareholders at the 2014 Annual Shareholders Meeting held on May 16, 2014. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 20, 2014.

10.5†	Dorman Products, Inc. Nonqualified Deferred Compensation Plan. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated February 11, 2011.

10.6†	Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated April 1, 2008.

10.7†	Dorman Products, Inc. Executive Cash Bonus Plan, approved by the Company’s shareholders at the 2010 Annual Shareholders Meeting held on May 20, 2010. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 24, 2010.

10.7.1†	Amendment No. 1 to the Dorman Products, Inc. Executive Cash Bonus Plan, approved by the Company’s shareholders at the 2014 Annual Shareholders Meeting held on May 16, 2014. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 20, 2014.

10.8†	General Release and Waiver signed by Joseph M. Beretta dated July 11, 2013. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013.

10.9†	Separation Agreement, dated February 25, 2011, between the Company and Jeffery Darby. Incorporated by reference to the Exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The financial statements from the Dorman Products, Inc. Annual Report on Form 10-K for the year ended December 27, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 27, 2014, December 28, 2013 and December 29, 2012; (ii) Consolidated Statements of Comprehensive Income for the years ended December 27, 2014, December 28, 2013 and December 29, 2012; (iii) the Consolidated Balance Sheets as of December 27, 2014 and December 28, 2013; (iv) the Consolidated Statements of Shareholders’ Equity for the years ended December 27, 2014, December 28, 2013 and December 29, 2012; (v) the Consolidated Statements of Cash Flows for the years ended December 27, 2014, December 28, 2013 and December 29, 2012; and (vi) the Notes to Consolidated Financial Statements.

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

By: /s/ Steven L. Berman
Date: February 25, 2015	Steven L. Berman Chief Executive Officer and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven L. Berman
Steven L. Berman	Chief Executive Officer and	February 25, 2015
Chairman of the Board of Directors
(principal executive officer)

/s/ Mathias J. Barton
Mathias J. Barton	President	February 25, 2015
Director

/s/ Matthew S. Kohnke
Matthew S. Kohnke	Chief Financial Officer	February 25, 2015
(principal financial and accounting officer)

/s/ Richard T. Riley
Richard T. Riley	Director	February 25, 2015

/s/ Paul R. Lederer
Paul R. Lederer	Director	February 25, 2015

/s/ Edgar W. Levin
Edgar W. Levin	Director	February 25, 2015

/s/ Robert M. Lynch
Robert M. Lynch	Director	February 25, 2015

SCHEDULE II: Valuation and Qualifying Accounts

(in thousands)	For the Year Ended
	December 27, 2014	December 28, 2013	December 29, 2012
Allowance for doubtful accounts:
Balance, beginning of period	$1,281	$1,120	$1,397
Provision	308	194	266
Charge-offs	(81)	(33)	(228)
Discontinued operations	—	—	(315)

Balance, end of period	$1,508	$1,281	$1,120

Allowance for customer credits:
Balance, beginning of period	$64,598	$55,392	$46,491
Provision	182,219	141,559	127,597
Credits issued	(169,146)	(132,353)	(118,527)
Discontinued operations	—	—	(169)

Balance, end of period	$77,671	$64,598	$55,392