Form 10-Q
period 2015-03-28
Dorman Products, Inc.
filed 2015-05-01
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

As of April 28, 2015, the registrant had 35,645,867 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 28, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except per share data)	March 28, 2015	March 29, 2014

Net sales	$188,474	$183,512
Cost of goods sold	115,581	111,870

Gross profit	72,893	71,642
Selling, general and administrative expenses	39,241	34,695

Income from operations	33,652	36,947
Interest expense, net	52	39

Income before income taxes	33,600	36,908
Provision for income taxes	12,261	13,357

Net income	$21,339	$23,551

Earnings Per Share:
Basic	$0.60	$0.65
Diluted	$0.60	$0.64

Weighted Average Shares Outstanding:
Basic	35,542	36,371
Diluted	35,643	36,549

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	March 28, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$64,599	$47,656
Accounts receivable, less allowance for doubtful accounts and customer credits of $79,274 and $79,179	201,142	206,035
Inventories	183,038	173,523
Deferred income taxes	25,402	25,103
Prepaids and other current assets	2,514	3,147

Total current assets	476,695	455,464

Property, plant and equipment, net	84,460	82,270
Goodwill and intangible assets, net	29,964	29,989
Other assets	14,067	12,645

Total	$605,186	$580,368

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$60,480	$59,541
Accrued compensation	4,226	10,713
Other accrued liabilities	31,368	20,579

Total current liabilities	96,074	90,833

Other long-term liabilities	4,462	4,822
Deferred income taxes	22,024	22,652
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 35,645,867 and 35,611,238 in 2015 and 2014, respectively	356	356
Additional paid-in capital	44,001	43,413
Retained earnings	438,269	418,292

Total shareholders’ equity	482,626	462,061

Total	$605,186	$580,368

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands)	March 28, 2015	March 29, 2014
Cash Flows from Operating Activities:
Net income	$21,339	$23,551
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	3,618	2,860
Provision for doubtful accounts	10	70
Benefit for deferred income taxes	(927)	(626)
Provision for non-cash stock compensation	340	490
Changes in assets and liabilities:
Accounts receivable	4,883	(5,380)
Inventories	(9,515)	(10,132)
Prepaids and other current assets	633	(200)
Other assets	(1,422)	(1,260)
Accounts payable	939	(3,400)
Accrued compensation and other liabilities	3,906	5,171

Cash provided by operating activities	23,804	11,144

Cash Flows from Investing Activities:
Property, plant and equipment additions	(5,749)	(7,008)

Cash used in investing activities	(5,749)	(7,008)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	262
Other stock related activity	118	199
Purchase and cancellation of common stock	(1,230)	(1,169)

Cash used in financing activities	(1,112)	(708)

Net Increase in Cash and Cash Equivalents	16,943	3,428
Cash and Cash Equivalents, Beginning of Period	47,656	60,593

Cash and Cash Equivalents, End of Period	$64,599	$64,021

Supplemental Cash Flow Information
Cash paid for interest expense	$73	$51
Cash paid for income taxes	$2,746	$593

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MARCH 28, 2015 AND MARCH 29, 2014

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 28, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2015. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of net sales. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Certain prior year amounts have been reclassified to conform with current year presentation.

2.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $132.9 million and $124.1 million of accounts receivable during the thirteen weeks ended March 28, 2015 and March 29, 2014, respectively. If receivables had not been sold, $314.6 million and $298.9 million of additional accounts receivable would have been outstanding at March 28, 2015 and December 27, 2014, respectively, based on standard payment terms. Selling, general and administrative expenses for the thirteen weeks ended March 28, 2015 and March 29, 2014 included $1.7 million and $1.5 million, respectively, in financing costs associated with these accounts receivable sales programs.

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of cost or market. Inventories were as follows:

(in thousands)	March 28, 2015	December 27, 2014
Bulk product	$75,389	$65,603
Finished product	104,861	105,117
Packaging materials	2,788	2,803

Total	$183,038	$173,523

4.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock vests in accordance with the terms set forth in each restricted stock agreement. At March 28, 2015, 1,683,562 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period and in certain circumstances, the attainment of financial goals. We retain the restricted stock, and any dividends paid thereto, until the vesting conditions have been met. For awards with a service condition only, compensation cost related to restricted stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to restricted stock is recognized over the vesting period if it is probable that the financial goals will be attained. Compensation cost related to restricted stock was $0.3 million and $0.5 million for the thirteen weeks ended March 28, 2015 and March 29, 2014, respectively.

The following table summarizes our restricted stock activity for the thirteen weeks ended March 28, 2015:

	Shares	Weighted Average Price
Balance at December 27, 2014	72,900	$27.82
Granted	36,604	$45.39
Vested	(13,660)	$24.78
Cancelled	(400)	$18.94

Balance at March 28, 2015	95,444	$35.03

As of March 28, 2015, there was approximately $2.3 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as financing cash flows. The excess tax benefit generated from restricted shares which vested in the thirteen weeks ended March 28, 2015 was $0.1 million and was credited to additional paid-in capital.

We grant stock options to certain employees and members of the Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income for the thirteen weeks ended March 28, 2015 and March 29, 2014 was less than $0.1 million in each period. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Income. No cost was capitalized during fiscal 2015 or fiscal 2014.

No stock options were granted during the thirteen weeks ended March 28, 2015 or March 29, 2014. Historically, we have used the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield were based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. We included a forfeiture assumption of 5.4% for fiscal 2015 and fiscal 2014 in the calculation of compensation cost.

The following table summarizes our stock option activity for the thirteen weeks ended March 28, 2015:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 27, 2014	75,000	$7.28
Exercised	(29,000)	$6.16

Balance at March 28, 2015	46,000	$7.98	3.3	$1,866,000

Options exercisable at March 28, 2015	44,000	$7.47	3.2	$1,807,000

The total intrinsic value of stock options exercised in the thirteen weeks ended March 28, 2015 was $1.2 million. As of March 28, 2015, there was less than $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of less than one year.

Cash received from option exercises was approximately $0.3 million in the thirteen weeks ended March 29, 2014. The excess tax benefit generated from options which were exercised in the thirteen ended March 29, 2014 was $0.1 million, and was credited to additional paid-in capital. There was no cash received or excess tax benefit generated in the thirteen weeks ended March 28, 2015.

5.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. However, in periods when the price of our stock-based awards, by grant, is greater than our average stock price during the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. Approximately 19,000 shares from stock-based awards were considered anti-dilutive as of March 28, 2015. No stock-based awards were considered anti-dilutive as of March 29, 2014.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended
(in thousands, except per share data)	March 28, 2015	March 29, 2014
Numerator
Net income	$21,339	$23,551
Denominator:
Weighted average basic shares outstanding	35,542	36,371
Effect of stock-based compensation awards	101	178

Weighted average diluted shares outstanding	35,643	36,549

Earnings Per Share:
Basic	$0.60	$0.65
Diluted	$0.60	$0.64

6.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the thirteen weeks ended March 28, 2015, we repurchased and cancelled 13,180 shares of common stock for $0.6 million at an average price of $46.29 per share. During the fifty-two weeks ended December 27, 2014, we repurchased and cancelled 61,830 shares of common stock for $3.1 million at an average price of $50.71 per share.

The Board of Directors has authorized a share repurchase program, authorizing the repurchase of up to $100 million of our outstanding common stock through December 31, 2015. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the thirteen weeks ended March 28, 2015, we repurchased and cancelled 13,700 shares of common stock for $0.6 million at an average price of $45.41 per share under this program. For the fifty-two weeks ended December 27, 2014, we repurchased and cancelled 855,600 shares of common stock for $40.4 million at an average price of $47.20 per share under this program. At March 28, 2015, we had approximately $59.0 million remaining under the program.

7.	Related-Party Transactions

We have a non-cancelable operating lease for our primary operating facility with a partnership in which Steven L. Berman, our Chief Executive Officer, and his family members, are partners. Based upon the terms of the lease, payments will be approximately $1.5 million in fiscal 2015 and were $1.5 million in fiscal 2014. The lease with the partnership expires December 31, 2017. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

8.	Income Taxes

At March 28, 2015, we had $1.2 million of net unrecognized tax benefits, $0.9 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 28, 2015, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

We file income tax returns in the United States, China and Mexico. All years before 2011 are closed for federal tax purposes. We are currently under examination by the Internal Revenue service for the 2011 and 2012 tax years. In regards to state tax, we are currently under examination by one state tax authority for the years 2009-2012. Tax years before 2010 are closed for the remaining states in which we file. We filed tax returns in Sweden through 2012 and all years prior to 2008 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could impact the Company’s unrecognized tax benefits.

9.	Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments.

10.	New and Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. As issued, the new standard will be effective for annual periods beginning after December 15, 2016. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

11.	Subsequent Event

In April 2015, we amended our revolving credit facility. It will now expire in June 2017. The amended credit agreement reduced the applicable margin in determining the interest rate on any borrowings and the unused facility fee.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, unfavorable economic conditions, loss of key suppliers, loss of third-party transportation providers, an increase in patent filings by original equipment manufacturers, quality problems, delay in the development and design of new products, space limitations on our customers’ shelves, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, timing and amount of customers’ orders of Company’s products, dependence on senior management, disruption from events beyond the Company’s control, risks associated with conflict minerals, risks associated with cyber-attacks and other risks and factors identified from time to time in the reports the Company files with the SEC. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in “Part I Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

Introduction

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto of Dorman Products, Inc. and its subsidiaries included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Overview

We are a leading supplier of replacement parts and fasteners for passenger cars, light trucks and heavy duty trucks in the automotive aftermarket. We distribute and market approximately 140,000 stock keeping units (“SKU’s”) of automotive replacement parts many of which we design and engineer. These SKU’s are sold under our various brand names, under our customers’ private label brands or in bulk. We believe we are the dominant aftermarket supplier of original equipment “dealer exclusive” items. Original equipment “dealer exclusive” parts are those parts which were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, complex electronics devices and exhaust gas recirculation (EGR) coolers.

We generate virtually all of our revenues from customers in the North American automotive aftermarket, primarily in the United States and Canada. Our products are sold primarily through automotive aftermarket retailers (such as Advance Auto Parts, AutoZone and O’Reilly Auto Parts), national, regional and local warehouse distributors (such as Genuine Parts Co - NAPA), specialty markets and salvage yards. We also distribute automotive replacement parts outside the United States, with sales in Europe, Mexico, the Middle East, Asia and Canada.

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

Our complex electronics program capitalizes on the growing number of electronic components being utilized on today’s Original Equipment platforms. Current production models contain an average of approximately thirty-five electronic modules, with some high-end luxury vehicles containing over one hundred modules. Our complex electronics products are designed and developed in house and extensively tested to ensure consistent performance. These products are direct replacements, and are typically “plug and play”, meaning that they are ready to install and require no additional on-board programming, saving the service technician time and the vehicle owner’s money.

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here is on Formerly Dealer Only parts as it is on the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have approximately 600 SKU’s in our medium and heavy duty product line.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of net sales. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

We operate on a fifty-two or fifty-three week fiscal year period ended on the last Saturday of the calendar year. Our 2015 fiscal year will be a fifty-two week period that will end on December 26, 2015. The fiscal year ended December 27, 2014 was also a fifty-two week period.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Income:

	Thirteen Weeks Ended
	March 28, 2015	March 29, 2014
Net sales	100.0%	100.0%
Cost of goods sold	61.3	61.0

Gross profit	38.7	39.0
Selling, general and administrative expenses	20.8	18.9

Income from operations	17.9	20.1
Interest expense, net	0.1	0.0

Income before income taxes	17.8	20.1
Provision for income taxes	6.5	7.3

Net income	11.3%	12.8%

Thirteen Weeks Ended March 28, 2015 Compared to Thirteen Weeks Ended March 29, 2014

Net sales increased 3% to $188.5 million for the thirteen weeks ended March 28, 2015 from $183.5 million for the thirteen weeks ended March 29, 2014. Our revenue growth rate was negatively impacted by an inventory reduction plan at one major customer which continued during the thirteen weeks ended March 28, 2015 and the shipment of several large line updates in the first quarter of 2014 which did not recur in 2015.

Gross profit was $72.9 million, or 38.7% of net sales, for the thirteen weeks ended March 28, 2015 compared to $71.6 million, or 39.0% of net sales, for the thirteen weeks ended March 29, 2014. The reduced gross profit margin was impacted by lower overall selling prices which were partially offset by lower transportation costs during the thirteen weeks ended March 28, 2015.

Selling, general and administrative expenses were approximately $39.2 million for the thirteen weeks ended March 28, 2015 compared to $34.7 million for the thirteen weeks ended March 29, 2014. The increase during the thirteen weeks ended March 28, 2015 was primarily due to approximately $2.8 million of incremental costs associated with the ERP conversion, consisting of $1.7 million in increased distribution costs, $0.6 million in support costs, and $0.5 million in additional depreciation expenses. The remaining increase is due to additional investments in new product development initiatives and inflationary increases as compared to prior year.

Our effective tax rate was 36.5% for the thirteen weeks ended March 28, 2015 compared to 36.2% for the thirteen weeks ended March 29, 2014.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs and our revolving credit facility. At March 28, 2015, working capital was $380.6 million, while shareholders’ equity was $482.6 million. Cash and cash equivalents as of March 28, 2015 was $64.6 million.

Over the past several years we extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. Without these programs, these extended terms would have resulted in increased accounts receivable and significant uses of cash flow. Pursuant to these agreements, we sold accounts receivable in the aggregate amount of $132.9 million and $124.1 million during the thirteen weeks ended March 28, 2015 and March 29, 2014 respectively. If receivables had not been sold, $314.6 million and $298.9 million of additional receivables would have been outstanding at March 28, 2015 and December 27, 2014, respectively, based on standard payment terms.

We have a $30.0 million revolving credit facility which was set to expire in June 2015. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 75 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at March 28, 2015 was LIBOR plus 75 basis points (0.93%). There were no borrowings under the facility as of March 28, 2015. As of March 28, 2015, we had two outstanding letters of credit for approximately $1.0 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.0 million available under the facility at March 28, 2015. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of March 28, 2015, we are in compliance with all financial covenants contained in the revolving credit facility. In April 2015, we amended our revolving credit facility. It will now expire in June 2017.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	Thirteen Weeks Ended
(in thousands)	March 28, 2015	March 29, 2014
Cash provided by operating activities	$23,804	$11,144
Cash used in investing activities	(5,749)	(7,008)
Cash used in financing activities	(1,112)	(708)

Net increase in cash and cash equivalents	$16,943	$3,428

Cash provided by operating activities during the thirteen weeks ended March 28, 2015 was $23.8 million. Net income was $21.3 million compared to $23.6 million in the thirteen weeks ended March 29, 2014. In fiscal 2015, accounts receivable declined by $4.9 million due to increased sales of receivables which were partially offset by higher net sales. Inventory increased by $9.5 million due to purchases to support sales growth and new product initiatives. Accounts payable increased $0.9 million due to timing of payments to our vendors.

Investing activities used $5.7 million of cash in the thirteen weeks ended March 28, 2015 and $7.0 million in the thirteen weeks ended March 29, 2014. Capital spending was primarily related to tooling associated with new products, enhancements and upgrades to information systems including our new ERP system, scheduled equipment replacements, certain facility improvements and other capital projects. The new ERP system was implemented in two phases, the last of which was completed on September 29, 2014. We capitalized $37.9 million related to the project through December 27, 2014, of which $3.4 million was spent in the thirteen weeks ended March 29, 2014.

Financing activities used $1.1 million of cash in the thirteen weeks ended March 28, 2015 and $0.7 million in the thirteen weeks ended March 29, 2014. The sources and uses of cash in each period result from stock plan activities and the repurchase of our common stock.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the thirteen weeks ended March 28, 2015, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014.

Foreign Currency Fluctuations

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

The largest portion of our overseas purchases comes from China. During the thirteen weeks ended March 28, 2015, the Chinese Yuan increased in value relative to the U.S. Dollar by approximately 0.3%. During the fifty-two weeks ended December 27, 2014, the Chinese Yuan decreased in value relative to the U.S. Dollar by approximately 0.3%. Significant changes in the value of the Yuan relative to the U.S. Dollar may result in changes to the cost of products that we purchase from China.

Impact of Inflation

The cost of many of the commodities that are used in our products have fluctuated over time resulting in increases and decreases in the prices of our products. In addition, we have periodically experienced increased transportation costs as a result of higher fuel prices. Inflation may also increase our labor costs and the cost of general services utilized. We will attempt to offset cost increases by passing along selling price increases to customers, using alternative suppliers and by resourcing purchases to other countries. However, there can be no assurance that we will be successful in these efforts.

New and Recently Adopted Accounting Pronouncements

Please refer to Note 10, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowing capacity and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $3.1 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 28, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended March 28, 2015.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 27, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended March 28, 2015, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 28, 2014 through January 24, 2015	—	$—	—	$59,615,827
January 25, 2015 through February 21, 2015	2,080	$48.75	—	$59,615,827
February 22, 2015 through March 28, 2015	24,800	$45.60	13,700	$58,993,684

Total	26,880	$45.84	13,700	$58,993,684

(1)	Includes 13,180 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 6 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Also includes shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period, if any. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan.
(2)	On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. We announced that our Board of Directors increased the share repurchase program authorization to $30 million on May 20, 2014, to $50 million on July 30, 2014 and to $100 million on October 28, 2014. In addition, on May 20, 2014, we announced that our Board of Directors extended the share repurchases program through May 31, 2015, and on October 28, 2014, we announced that our Board of Directors further extended the share repurchase program through December 31, 2015. Under this program, share repurchase may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 13,700 shares under this program during the thirteen weeks ended March 28, 2015.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

On April 29, 2015, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Third Amended and Restated Credit Agreement, dated July 24, 2006, by and between the Company (the “Borrower”) and Wells Fargo Bank, National Association, (successor by merger to Wachovia Bank, National Association) (the “Bank”), as amended December 24, 2007, April 19, 2010 and December 20, 2012 (the “Agreement”). The Agreement provides the Borrower with a $30 million maximum aggregate credit facility.

Amendment No. 4 amends the Agreement by extending the Revolving Credit Termination Date to June 30, 2017 and amends the Applicable Margin and the fee for unused Credit Facilities. Pursuant to Amendment No. 4, the Applicable Margin will fluctuate between 65 basis points and 250 basis points and the fee for unused Credit Facilities will fluctuate between 0.00% and 0.20% based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA.

Capitalized terms used herein and not otherwise defined shall have the meanings set forth in the Agreement, as amended. A copy of the Agreement and the amendments thereto were filed as exhibits to the Company’s Current Reports on Form 8-K filed on July 27, 2006, January 2, 2008, April 27, 2010 and December 21, 2012. The foregoing description of Amendment No. 4 does not purport to be complete and is qualified in its entirety by reference to Amendment No. 4, which is filed as an exhibit to this Current Report. For additional information regarding the Company’s credit facility, please see the Company’s Current Reports on Form 8-K filed on July 27, 2006, January 2, 2008, April 27, 2010 and December 21, 2012.

Item 6. Exhibits

(a)	Exhibits

The Exhibits included in this report are listed in the Exhibit Index on page 18, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

May 1, 2015

/s/ Steven Berman
Steven Berman
Chief Executive Officer and Chairman on the Board of Directors
(principal executive officer)

May 1, 2015

/s/ Matthew Kohnke
Matthew Kohnke
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

10.3.4	Amendment No. 4 to the Third Amended and Restated Credit Agreement, dated as of April 29, 2015, by and between the Company and Wells Fargo Bank, National Association, (successor by merger to Wachovia Bank, National Association) (filed with this report).

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended March 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.