Form 10-Q
period 2015-06-27
Dorman Products, Inc.
filed 2015-07-30
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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

As of July 27, 2015, the registrant had 35,617,348 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 27, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except per share data)	June 27, 2015	June 28, 2014

Net sales	$198,721	$196,187
Cost of goods sold	122,151	123,226

Gross profit	76,570	72,961
Selling, general and administrative expenses	39,675	36,261

Income from operations	36,895	36,700
Interest expense, net	52	63

Income before income taxes	36,843	36,637
Provision for income taxes	13,700	13,393

Net income	$23,143	$23,244

Earnings Per Share:
Basic	$0.65	$0.64
Diluted	$0.65	$0.64

Weighted Average Shares Outstanding:
Basic	35,548	36,315
Diluted	35,614	36,471

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Twenty-six Weeks Ended
(in thousands, except per share data)	June 27, 2015	June 28, 2014

Net sales	$387,195	$379,699
Cost of goods sold	237,732	235,096

Gross profit	149,463	144,603
Selling, general and administrative expenses	78,916	70,956

Income from operations	70,547	73,647
Interest expense, net	104	102

Income before income taxes	70,443	73,545
Provision for income taxes	25,961	26,750

Net income	$44,482	$46,795

Earnings Per Share:
Basic	$1.25	$1.29
Diluted	$1.25	$1.28

Weighted Average Shares Outstanding:
Basic	35,545	36,344
Diluted	35,629	36,514

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	June 27, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$67,199	$47,656
Accounts receivable, less allowance for doubtful accounts and customer credits of $81,442 and $79,179	197,292	206,035
Inventories	198,782	173,523
Deferred income taxes	25,701	25,103
Prepaids and other current assets	3,827	3,147

Total current assets	492,801	455,464

Property, plant and equipment, net	85,202	82,270
Goodwill and intangible assets, net	29,939	29,989
Other assets	17,351	12,645

Total	$625,293	$580,368

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$67,411	$59,541
Accrued compensation	7,646	10,713
Other accrued liabilities	18,996	20,579

Total current liabilities	94,053	90,833

Other long-term liabilities	4,632	4,822
Deferred income taxes	21,835	22,652
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 35,621,748 and 35,611,238 in 2015 and 2014, respectively	356	356
Additional paid-in capital	44,078	43,413
Retained earnings	460,339	418,292

Total shareholders’ equity	504,773	462,061

Total	$625,293	$580,368

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Twenty-six Weeks Ended
(in thousands)	June 27, 2015	June 28, 2014
Cash Flows from Operating Activities:
Net income	$44,482	$46,795
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	7,596	5,836
Provision for doubtful accounts	35	131
Benefit for deferred income taxes	(1,415)	(675)
Provision for non-cash stock compensation	528	1,044
Changes in assets and liabilities:
Accounts receivable	8,708	(7,481)
Inventories	(25,259)	(17,419)
Prepaids and other current assets	(680)	(1,110)
Other assets	(2,706)	(1,924)
Accounts payable	8,476	(2,551)
Accrued compensation and other liabilities	(4,910)	(3,464)

Cash provided by operating activities	34,855	19,182

Cash Flows from Investing Activities:
Property, plant and equipment additions	(11,016)	(15,878)
Purchase of equity investment	(2,000)	—

Cash used in investing activities	(13,016)	(15,878)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	260
Other stock related activity	49	89
Purchase and cancellation of common stock	(2,345)	(10,262)

Cash used in financing activities	(2,296)	(9,913)

Net Increase (Decrease) in Cash and Cash Equivalents	19,543	(6,609)
Cash and Cash Equivalents, Beginning of Period	47,656	60,593

Cash and Cash Equivalents, End of Period	$67,199	$53,984

Supplemental Cash Flow Information
Cash paid for interest expense	$141	$118
Cash paid for income taxes	$27,480	$26,036

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 27, 2015 AND JUNE 28, 2014

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 27, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2015. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of net sales. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Certain prior year amounts have been reclassified to conform with current year presentation.

2.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $266.9 million and $258.0 million of accounts receivable during the twenty-six weeks ended June 27, 2015 and June 28, 2014, respectively. If receivables had not been sold, $348.8 million and $298.9 million of additional accounts receivable would have been outstanding at June 27, 2015 and December 27, 2014, respectively, based on standard payment terms. Selling, general and administrative expenses for the twenty-six weeks ended June 27, 2015 and June 28, 2014 included $3.6 million and $3.2 million, respectively, in financing costs associated with these accounts receivable sales programs.

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories were as follows:

(in thousands)	June 27, 2015	December 27, 2014
Bulk product	$78,812	$65,603
Finished product	116,182	105,117
Packaging materials	3,788	2,803

Total	$198,782	$173,523

4.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock vests in accordance with the terms set forth in each restricted stock agreement. At June 27, 2015, 1,679,336 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period and in certain circumstances, the attainment of financial goals. We retain the restricted stock, and any dividends paid thereto, until the vesting conditions have been met. For awards with a service condition only, compensation cost related to restricted stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to restricted stock is recognized over the vesting period if it is probable that the financial goals will be attained. Compensation cost related to restricted stock was $0.5 million and $1.0 million for the twenty-six weeks ended June 27, 2015 and June 28, 2014, respectively.

The following table summarizes our restricted stock activity for the twenty-six weeks ended June 27, 2015:

	Shares	Weighted Average Price
Balance at December 27, 2014	72,900	$27.82
Granted	44,104	$45.68
Vested	(32,160)	$25.16
Cancelled	(3,674)	$42.46

Balance at June 27, 2015	81,170	$37.92

As of June 27, 2015, there was approximately $2.8 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as financing cash flows. The excess tax benefit generated from restricted shares which vested in the twenty-six weeks ended June 27, 2015 and the twenty-six weeks ended June 28, 2014 was $0.3 million in each period and was credited to additional paid-in capital.

We grant stock options to certain employees and members of the Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income for the twenty-six weeks ended June 27, 2015 and June 28, 2014 was less than $0.1 million in each period. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Income. No cost was capitalized during the twenty-six weeks ended June 27, 2015 or the twenty-six weeks ended June 28, 2014.

No stock options were granted during the twenty-six weeks ended June 27, 2015 or June 28, 2014. Historically, we have used the Black-Scholes option valuation model to estimate the fair value of stock options granted.

The following table summarizes our stock option activity for the twenty-six weeks ended June 27, 2015:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 27, 2014	75,000	$7.28
Exercised	(29,000)	$6.16

Balance at June 27, 2015	46,000	$7.98	3.1	$1,885,860

Options exercisable at June 27, 2015	44,000	$7.47	3.0	$1,826,630

The total intrinsic value of stock options exercised in the twenty-six weeks ended June 27, 2015 was $1.2 million. As of June 27, 2015, there was less than $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of less than one year.

Cash received from option exercises was approximately $0.3 million in the twenty-six weeks ended June 28, 2014. The excess tax benefit generated from options which were exercised in the twenty-six ended June 28, 2014 was $0.1 million, and was credited to additional paid-in capital. There was no cash received or excess tax benefit generated in the twenty-six weeks ended June 27, 2015.

5.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. However, in periods when the price of our stock-based awards, by grant, is greater than our average stock price during the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. Approximately 7,200 shares from stock-based awards were considered anti-dilutive as of June 27, 2015. No stock-based awards were considered anti-dilutive as of June 28, 2014.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share data)	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Numerator:
Net income	$23,143	$23,244	$44,482	$46,795
Denominator:
Weighted average basic shares outstanding	35,548	36,315	35,545	36,344
Effect of stock-based compensation awards	66	156	84	170

Weighted average diluted shares outstanding	35,614	36,471	35,629	36,514

Earnings Per Share:
Basic	$0.65	$0.64	$1.25	$1.29
Diluted	$0.65	$0.64	$1.25	$1.28

6.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the twenty-six weeks ended June 27, 2015, we repurchased and cancelled 17,370 shares of common stock for $0.8 million at an average price of $46.94 per share. During the fifty-two weeks ended December 27, 2014, we repurchased and cancelled 61,830 shares of common stock for $3.1 million at an average price of $50.71 per share.

The Board of Directors has authorized a share repurchase program, authorizing the repurchase of up to $100 million of our outstanding common stock through December 31, 2015. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the twenty-six weeks ended June 27, 2015, we repurchased and cancelled 32,900 shares of common stock for $1.5 million at an average price of $46.64 per share under this program. For the fifty-two weeks ended December 27, 2014, we repurchased and cancelled 855,600 shares of common stock for $40.4 million at an average price of $47.20 per share under this program. At June 27, 2015, we had approximately $58.1 million remaining under the program.

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

At June 27, 2015, we had $1.6 million of net unrecognized tax benefits, $1.1 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 27, 2015, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

We file income tax returns in the United States, China and Mexico. All years before 2011 are closed for federal tax purposes. The examination by the Internal Revenue Service for the 2011 and 2012 tax years resulted in de minimis adjustments. We are currently under examination by one state tax authority for the years 2009-2012. Tax years before 2010 are closed for the remaining states in which we file. We filed tax returns in Sweden through 2012 and all years prior to 2008 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could impact the Company’s unrecognized tax benefits.

9.	Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments.

10.	New and Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. As originally issued, the new standard would have been effective for annual periods beginning after December 15, 2016. The FASB has amended the standard to be effective for annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The amendments in this guidance do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Within the scope of this new guidance, an entity should measure inventory at the lower of cost and net realizable value; where, net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The new guidance must be applied on a prospective basis. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

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

We generate virtually all of our revenues from customers in the United States and Canada. Our products are sold primarily through automotive aftermarket retailers (such as Advance Auto Parts, AutoZone and O’Reilly Auto Parts), national, regional and local warehouse distributors (such as Genuine Parts Co - NAPA), specialty markets and salvage yards. We also distribute automotive replacement parts to customers in Europe, Mexico, the Middle East and Asia.

The automotive aftermarket has benefited from some of the factors affecting the general economy, including the impact of recessions, unemployment, and fluctuating gas prices. We believe vehicle owners have become more likely to keep their current vehicles longer and perform necessary repairs and maintenance in order to keep those vehicles well maintained as a result of these factors. According to data published by AutoCare Association, the average age of vehicles was 11.5 years as of May 2015 despite increasing new car sales. The number of miles driven is another important statistic that impacts our business. According to the United States Department of Transportation, the number of miles driven has increased each year since 2011, including a 1.7% increase in 2014 over 2013 levels. Generally, as vehicles are driven more miles, the more likely it is that parts will fail. The combination of the vehicle age increase and number of miles driven has accounted for a portion of our sales growth.

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

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here is on Formerly Dealer Only parts as it is on the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have approximately 635 SKU’s in our medium and heavy duty product line.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Income:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.5	62.8	61.4	61.9

Gross profit	38.5	37.2	38.6	38.1
Selling, general and administrative expenses	19.9	18.5	20.4	18.7

Income from operations	18.6	18.7	18.2	19.4
Interest expense, net	0.1	0.0	0.0	0.0

Income from before income tax	18.5	18.7	18.2	19.4
Provision for income taxes	6.9	6.9	6.7	7.1

Net income	11.6%	11.8%	11.5%	12.3%

Thirteen Weeks Ended June 27, 2015 Compared to Thirteen Weeks Ended June 28, 2014

Net sales increased 1% to $198.7 million for the thirteen weeks ended June 27, 2015 from $196.2 million for the thirteen weeks ended June 28, 2014. Our revenue growth rate was negatively impacted by an inventory reduction plan at one major customer which continued during the thirteen weeks ended June 27, 2015 and the shipment of several large line updates in the thirteen weeks ended June 28, 2014 that did not recur in the thirteen weeks ended June 27, 2015.

Gross profit was $76.6 million, or 38.5% of net sales, for the thirteen weeks ended June 27, 2015 compared to $73.0 million, or 37.2% of net sales, for the thirteen weeks ended June 28, 2014. The increased gross profit margin was primarily due to a favorable sales mix and lower transportation costs which were partially offset by higher provisions for excess inventory during the thirteen weeks ended June 27, 2015 as compared to the thirteen weeks ended June 28, 2014.

Selling, general and administrative expenses were approximately $39.7 million for the thirteen weeks ended June 27, 2015 compared to $36.3 million for the thirteen weeks ended June 28, 2014. The increase during the thirteen weeks ended June 27, 2015 was primarily due to approximately $1.9 million of incremental costs associated with the ERP conversion, consisting of $1.0 million in increased distribution costs, $0.4 million in support costs, and $0.5 million in additional depreciation expense. We expect the increased distribution costs to continue to decline in the second half of 2015 while the additional support costs and depreciation expenses are expected to continue. The remaining increase is due to additional investments in new product development initiatives and inflationary increases during the thirteen weeks ended June 27, 2015 as compared to the thirteen weeks ended June 28, 2014.

Our effective tax rate was 37.2% for the thirteen weeks ended June 27, 2015 compared to 36.6% for the thirteen weeks ended June 28, 2014. The effective tax rate increased primarily due to higher provisions for state income taxes.

Twenty-six Weeks Ended June 27, 2015 Compared to Twenty-six Weeks Ended June 28, 2014

Net sales increased 2% to $387.2 million for the twenty-six weeks ended June 27, 2015 from $379.7 million for the twenty-six weeks ended June 28, 2014. Our revenue growth rate was negatively impacted by an inventory reduction plan at one major customer which continued during the twenty-six weeks ended June 27, 2015 and the shipment of several large line updates in the twenty-six weeks ended June 28, 2014 which did not recur in the twenty-six weeks ended June 27, 2015.

Gross profit was $149.5 million, or 38.6% of net sales, for the twenty-six weeks ended June 27, 2015 compared to $144.6 million, or 38.1% of net sales, for the twenty-six weeks ended June 28, 2014. The increased gross profit margin was primarily due to a favorable sales mix and lower transportation costs which were partially offset by lower overall selling prices during the twenty-six weeks ended June 27, 2015 as compared to the twenty-six weeks ended June 28, 2014.

Selling, general and administrative expenses were approximately $78.9 million for the twenty-six weeks ended June 27, 2015 compared to $71.0 million for the twenty-six weeks ended June 28, 2014. The increase during the twenty-six weeks ended June 27, 2015 was primarily due to approximately $4.7 million of incremental costs associated with the ERP conversion, consisting of $2.7 million in increased distribution costs, $1.0 million in support costs, and $1.0 million in additional depreciation expense. The remaining increase is due to additional investments in new product development initiatives and inflationary increases during the twenty-six weeks ended June 27, 2015 as compared to the twenty-six weeks ended June 28, 2014.

Our effective tax rate was 36.9% for the twenty-six weeks ended June 27, 2015 compared to 36.4% for the twenty-six weeks ended June 28, 2014. The effective tax rate increased primarily due to higher provisions for state income taxes.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs and our revolving credit facility. At June 27, 2015, working capital was $398.7 million, while shareholders’ equity was $504.8 million. Cash and cash equivalents as of June 27, 2015 was $67.2 million.

Over the past several years we extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. Without these programs, these extended terms would have resulted in increased accounts receivable and significant uses of cash flow. Pursuant to these agreements, we sold accounts receivable in the aggregate amount of $266.9 million and $258.0 million during the twenty-six weeks ended June 27, 2015 and June 28, 2014 respectively. If receivables had not been sold, $348.8 million and $298.9 million of additional receivables would have been outstanding at June 27, 2015 and December 27, 2014, respectively, based on standard payment terms.

We have a $30.0 million revolving credit facility which expires in June 2017. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at June 27, 2015 was LIBOR plus 65 basis points (0.84%). There were no borrowings under the facility as of June 27, 2015. As of June 27, 2015, we had two outstanding letters of credit for approximately $1.0 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.0 million available under the facility at June 27, 2015. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of June 27, 2015, we were in compliance with all financial covenants contained in the revolving credit facility.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	Twenty-six Weeks Ended
(in thousands)	June 27, 2015	June 28, 2014
Cash provided by operating activities	$34,855	$19,182
Cash used in investing activities	(13,016)	(15,878)
Cash used in financing activities	(2,296)	(9,913)

Net increase (decrease) in cash and cash equivalents	$19,543	$(6,609)

Cash provided by operating activities during the twenty-six weeks ended June 27, 2015 was $34.9 million. Net income was $44.5 million compared to $46.8 million in the twenty-six weeks ended June 28, 2014. During the twenty-six weeks ended June 27, 2015 accounts receivable declined by $8.7 million due to increased sales of receivables which were partially offset by higher net sales. Additionally, inventory increased by $25.3 million due to purchases to support sales growth and new product initiatives, and, accounts payable increased $8.5 million due to increased inventory purchases and the timing of payments to our vendors during the twenty-six weeks ended June 27, 2015.

Investing activities used $13.0 million of cash in the twenty-six weeks ended June 27, 2015 and $15.9 million in the twenty-six weeks ended June 28, 2014. Capital spending was primarily related to tooling associated with new products, enhancements and upgrades to information systems including our new ERP system, scheduled equipment replacements, certain facility improvements and other capital projects. The new ERP system was implemented in two phases, the last of which was completed on September 29, 2014. We capitalized $37.9 million related to the project through December 27, 2014, of which $7.9 million was spent in the twenty-six weeks ended June 28, 2014. During the twenty-six weeks ended June 27, 2015, we spent $2.0 million to purchase a minority equity interest.

Financing activities used $2.3 million of cash in the twenty-six weeks ended June 27, 2015 and $9.9 million in the twenty-six weeks ended June 28, 2014. The net use of cash in each period resulted from the repurchase of our common stock and stock plan activities. During the twenty-six weeks ended June 27, 2015 and June 26, 2014 we used $2.3 million and $10.3 million, respectively, to purchase and retire shares of our common stock.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the twenty-six weeks ended June 27, 2015, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014.

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

The largest portion of our overseas purchases comes from China. During the twenty-six weeks ended June 27, 2015, the Chinese Yuan increased in value relative to the U.S. Dollar by approximately 0.7%. During the fifty-two weeks ended December 27, 2014, the Chinese Yuan decreased in value relative to the U.S. Dollar by approximately 0.3%. Significant changes in the value of the Yuan relative to the U.S. Dollar may result in changes to the cost of products that we purchase from China.

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

New and Recently Adopted Accounting Pronouncements

Please refer to Note 10, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowing capacity and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $3.5 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 27, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended June 27, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended June 27, 2015, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 29, 2015 through April 25, 2015	8,673	$48.52	—	$58,993,684
April 26, 2015 through May 23, 2015	8,472	$47.41	8,000	$58,614,187
May 24, 2015 through June 27, 2015	11,200	$47.58	11,200	$58,081,246

Total	28,345	$47.82	19,200	$58,081,246

(1)	Includes 4,190 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 6 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Also includes 4,955 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan.
(2)	On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. We announced that our Board of Directors increased the share repurchase program authorization to $30 million on May 20, 2014, to $50 million on July 30, 2014 and to $100 million on October 28, 2014. In addition, on May 20, 2014, we announced that our Board of Directors extended the share repurchase program through May 31, 2015, and on October 28, 2014, we announced that our Board of Directors further extended the share repurchase program through December 31, 2015. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 19,200 shares under this program during the thirteen weeks ended June 27, 2015.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

The Exhibits included in this report are listed in the Exhibit Index on page 20, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

July 30, 2015

/s/ Steven Berman
Steven Berman
Chief Executive Officer and
Chairman of the Board of Directors
(principal executive officer)

July 30, 2015

/s/ Matthew Kohnke
Matthew Kohnke
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended June 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.