Form 10-Q
period 2015-09-26
Dorman Products, Inc.
filed 2015-10-29
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

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

As of October 26, 2015, the registrant had 35,497,578 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 26, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except per share data)	September 26, 2015	September 27, 2014
Net sales	$210,928	$197,796
Cost of goods sold	130,134	121,915

Gross profit	80,794	75,881
Selling, general and administrative expenses	39,554	37,405

Income from operations	41,240	38,476
Interest expense, net	48	58

Income before income taxes	41,192	38,418
Provision for income taxes	15,132	13,882

Net income	$26,060	$24,536

Earnings Per Share:
Basic	$0.73	$0.68
Diluted	$0.73	$0.68
Weighted Average Shares Outstanding:
Basic	35,514	35,898
Diluted	35,575	36,024

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Thirty-Nine Weeks Ended
(in thousands, except per share data)	September 26, 2015	September 27, 2014
Net sales	$598,123	$577,495
Cost of goods sold	367,866	357,011

Gross profit	230,257	220,484
Selling, general and administrative expenses	118,470	108,361

Income from operations	111,787	112,123
Interest expense, net	152	160

Income before income taxes	111,635	111,963
Provision for income taxes	41,093	40,632

Net income	$70,542	$71,331

Earnings Per Share:
Basic	$1.99	$1.97
Diluted	$1.98	$1.96
Weighted Average Shares Outstanding:
Basic	35,535	36,217
Diluted	35,611	36,372

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	September 26, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$79,321	$47,656
Accounts receivable, less allowance for doubtful accounts and customer credits of $85,569 and $79,179	199,257	206,035
Inventories	195,250	173,523
Deferred income taxes	26,414	25,103
Prepaids and other current assets	3,544	3,147

Total current assets	503,786	455,464

Property, plant and equipment, net	86,308	82,270
Goodwill and intangible assets, net	29,914	29,989
Other assets	19,297	12,645

Total	$639,305	$580,368

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$58,983	$59,541
Accrued compensation	8,847	10,713
Other accrued liabilities	19,199	20,579

Total current liabilities	87,029	90,833

Other long-term liabilities	4,706	4,822
Deferred income taxes	21,501	22,652
Commitments and contingencies
Shareholders’ equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 35,523,278 and 35,611,238 in 2015 and 2014, respectively	355	356
Additional paid-in capital	43,765	43,413
Retained earnings	481,949	418,292

Total shareholders’ equity	526,069	462,061

Total	$639,305	$580,368

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Thirty-Nine Weeks Ended
(in thousands)	September 26, 2015	September 27, 2014
Cash Flows from Operating Activities:
Net income	$70,542	$71,331
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	11,739	9,001
Provision for doubtful accounts	85	219
Benefit for deferred income taxes	(2,462)	(434)
Provision for non-cash stock compensation	752	1,510
Changes in assets and liabilities:
Accounts receivable	6,693	(8,662)
Inventories	(21,727)	(12,051)
Prepaids and other current assets	(397)	(797)
Other assets	(4,652)	(4,764)
Accounts payable	377	(9,168)
Accrued compensation and other liabilities	(3,467)	1,221

Cash provided by operating activities	57,483	47,406

Cash Flows from Investing Activities:
Property, plant and equipment additions	(16,534)	(22,992)
Purchase of equity investment	(2,000)	—

Cash used in investing activities	(18,534)	(22,992)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	16	463
Other stock related activity	34	81
Purchase and cancellation of common stock	(7,334)	(41,341)

Cash used in financing activities	(7,284)	(40,797)

Net Increase (Decrease) in Cash and Cash Equivalents	31,665	(16,383)
Cash and Cash Equivalents, Beginning of Period	47,656	60,593

Cash and Cash Equivalents, End of Period	$79,321	$44,210

Supplemental Cash Flow Information
Cash paid for interest expense	$211	$176
Cash paid for income taxes	$41,709	$38,192

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 26, 2015 AND SEPTEMBER 27, 2014

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 26, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 26, 2015. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of net sales. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

Certain prior year amounts have been reclassified to conform with current year presentation.

2.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $391.9 million and $380.2 million of accounts receivable during the thirty-nine weeks ended September 26, 2015 and September 27, 2014, respectively. If receivables had not been sold, $339.9 million and $298.9 million of additional accounts receivable would have been outstanding at September 26, 2015 and December 27, 2014, respectively, based on standard payment terms. Selling, general and administrative expenses for the thirty-nine weeks ended September 26, 2015 and September 27, 2014 included $5.4 million and $5.0 million, respectively, in financing costs associated with these accounts receivable sales programs.

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Inventories were as follows:

(in thousands)	September 26, 2015	December 27, 2014
Bulk product	$75,548	$65,603
Finished product	116,863	105,117
Packaging materials	2,839	2,803

Total	$195,250	$173,523

4.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock vests in accordance with the terms set forth in each restricted stock agreement. At September 26, 2015, 1,679,336 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period and in certain circumstances, the attainment of financial goals. We retain the restricted stock, and any dividends paid thereto, until the vesting conditions have been met. For awards with a service condition only, compensation cost related to restricted stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to restricted stock is recognized over the vesting period if it is probable that the financial goals will be attained. Compensation cost related to restricted stock was $0.7 million and $1.5 million for the thirty-nine weeks ended September 26, 2015 and September 27, 2014, respectively.

The following table summarizes our restricted stock activity for the thirty-nine weeks ended September 26, 2015:

	Shares	Weighted Average Price
Balance at December 27, 2014	72,900	$27.82
Granted	44,104	$45.68
Vested	(32,160)	$25.16
Cancelled	(3,674)	$42.46

Balance at September 26, 2015	81,170	$37.92

As of September 26, 2015, there was approximately $2.5 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as financing cash flows. The excess tax benefit generated from restricted shares which vested in the thirty-nine weeks ended September 26, 2015 and the thirty-nine weeks ended September 27, 2014 was $0.3 million and $0.4 million, respectively, and was credited to additional paid-in capital.

We grant stock options to certain employees and members of the Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income for the thirty-nine weeks ended September 26, 2015 and September 27, 2014 was less than $0.1 million in each period. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Income. No cost was capitalized during the thirty-nine weeks ended September 26, 2015 or September 27, 2014.

No stock options were granted during the thirty-nine weeks ended September 26, 2015 or September 27, 2014. Historically, we have used the Black-Scholes option valuation model to estimate the fair value of stock options granted.

The following table summarizes our stock option activity for the thirty-nine weeks ended September 26, 2015:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 27, 2014	75,000	$7.28
Exercised	(31,000)	$6.26

Balance at September 26, 2015	44,000	$7.99	2.8	$1,855,300

Options exercisable at September 26, 2015	42,000	$7.45	2.6	$1,793,710

The total intrinsic value of stock options exercised in the thirty-nine weeks ended September 26, 2015 was $1.3 million. As of September 26, 2015, there was less than $0.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of less than one year.

Cash received from option exercises was approximately $0.5 million in the thirty-nine weeks ended September 27, 2014. The excess tax benefit generated from options which were exercised in the thirty-nine ended September 27, 2014 was $0.1 million, and was credited to additional paid-in capital. Cash received and the excess tax benefit generated in the thirty-nine weeks ended September 26, 2015 was de minimis.

5.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. However, in periods when the price of our stock-based awards, by grant, is greater than our average stock price during the period, those common share equivalents are considered anti-dilutive and are excluded from the calculation of diluted earnings per share. Approximately 7,000 shares from stock-based awards were considered anti-dilutive as of September 26, 2015. No stock-based awards were considered anti-dilutive as of September 27, 2014.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share data)	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Numerator:
Net income	$26,060	$24,536	$70,542	$71,331
Denominator:
Weighted average basic shares outstanding	35,514	35,898	35,535	36,217
Effect of stock-based compensation awards	61	126	76	155

Weighted average diluted shares outstanding	35,575	36,024	35,611	36,372

Earnings Per Share:
Basic	$0.73	$0.68	$1.99	$1.97
Diluted	$0.73	$0.68	$1.98	$1.96

6.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the thirty-nine weeks ended September 26, 2015, we repurchased and cancelled 28,740 shares of common stock for $1.4 million at an average price of $48.26 per share. During the fifty-two weeks ended December 27, 2014, we repurchased and cancelled 61,830 shares of common stock for $3.1 million at an average price of $50.71 per share.

The Board of Directors has authorized a share repurchase program, authorizing the repurchase of up to $100 million of our outstanding common stock through December 31, 2015. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the thirty-nine weeks ended September 26, 2015, we repurchased and cancelled 122,000 shares of common stock for $5.9 million at an average price of $48.77 per share under this program. For the fifty-two weeks ended December 27, 2014, we repurchased and cancelled 855,600 shares of common stock for $40.4 million at an average price of $47.20 per share under this program. At September 26, 2015, we had approximately $53.7 million remaining under the program. As discussed in Note 11, this share repurchase program was increased and extended on October 28, 2015.

7.	Related-Party Transactions

We have a non-cancelable operating lease for our primary operating facility with a partnership in which Steven L. Berman, our Executive Chairman, and his family members, are partners. Based upon the terms of the lease, payments will be approximately $1.5 million in fiscal 2015 and were $1.5 million in fiscal 2014. The lease with the partnership expires December 31, 2017. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party.

8.	Income Taxes

At September 26, 2015, we had $1.6 million of net unrecognized tax benefits, $1.1 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 26, 2015, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

We file income tax returns in the United States, China and Mexico. All years before 2012 are closed for federal tax purposes. The examination by the Internal Revenue Service for the 2011 and 2012 tax years resulted in de minimis adjustments. We are currently under examination by one state tax authority for the years 2009-2012. Tax years before 2011 are closed for the remaining states in which we file. We filed tax returns in Sweden through 2012 and all years prior to 2008 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could impact the Company’s unrecognized tax benefits.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The amendments in this guidance do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Within the scope of this new guidance, an entity should measure inventory at the lower of cost and net realizable value; where, net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The new guidance must be applied on a prospective basis. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

11.	Subsequent Event

On October 28, 2015, we announced that our Board of Directors authorized an increase to the existing share repurchase program from $100 million to $150 million and an extension of the program from December 31, 2015 to December 31, 2016. Including the additional authorization, we have approximately $103.7 million remaining under the program.

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

Overview

We are a leading supplier of replacement parts and fasteners for passenger cars, light trucks and heavy duty trucks in the automotive aftermarket. We distribute and market approximately 140,000 stock keeping units (“SKU’s”) of automotive replacement parts, many of which we design and engineer. These SKU’s are sold under our various brand names, under our customers’ private label brands or in bulk. We believe we are the dominant aftermarket supplier of original equipment “dealer exclusive” items. Original equipment “dealer exclusive” parts are those parts which were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, complex electronics devices and exhaust gas recirculation (EGR) coolers.

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

Our complex electronics program capitalizes on the growing number of electronic components being utilized on today’s Original Equipment platforms. Current production models contain an average of approximately thirty-five electronic modules, with some high-end luxury vehicles containing over one hundred modules. Our complex electronics products are designed and developed in-house and extensively tested to ensure consistent performance.

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here is on Formerly Dealer Only parts as it is on the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have approximately 660 SKU’s in our medium and heavy duty product line.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	61.7	61.6	61.5	61.8

Gross profit	38.3	38.4	38.5	38.2
Selling, general and administrative expenses	18.7	18.9	19.8	18.8

Income from operations	19.6	19.5	18.7	19.4
Interest expense, net	0.1	0.1	0.0	0.0

Income from before income tax	19.5	19.4	18.7	19.4
Provision for income taxes	7.1	7.0	6.9	7.0

Net income	12.4%	12.4%	11.8%	12.4%

Thirteen Weeks Ended September 26, 2015 Compared to Thirteen Weeks Ended September 27, 2014

Net sales increased 7% to $210.9 million for the thirteen weeks ended September 26, 2015 from $197.8 million for the thirteen weeks ended September 27, 2014. Our revenue growth rate was primarily driven by strong overall demand for our new products along with a return to more normalized buying patterns from a large customer that had been reducing inventory. Partially offsetting this growth is approximately $10 million in customer stock-up orders during the thirteen weeks ended September 27, 2014 that did not recur in the thirteen weeks ended September 26, 2015.

Gross profit was $80.8 million, or 38.3% of net sales, for the thirteen weeks ended September 26, 2015 compared to $75.9 million, or 38.4% of net sales, for the thirteen weeks ended September 27, 2014.

Selling, general and administrative expenses were approximately $39.6 million for the thirteen weeks ended September 26, 2015 compared to $37.4 million for the thirteen weeks ended September 27, 2014. The increase during the thirteen weeks ended September 26, 2015 is primarily due to higher variable costs associated with the 7% increase in net sales and additional investments in new product development.

Our effective tax rate was 36.7% for the thirteen weeks ended September 26, 2015 compared to 36.1% for the thirteen weeks ended September 27, 2014. The effective tax rate increased primarily due to higher provisions for state income taxes.

Thirty-Nine Weeks Ended September 26, 2015 Compared to Thirty-Nine Weeks Ended September 27, 2014

Net sales increased 4% to $598.1 million for the thirty-nine weeks ended September 26, 2015 from $577.5 million for the thirty-nine weeks ended September 27, 2014. Net sales growth was primarily driven by increased demand for our products, especially our new products. Our revenue growth rate was negatively impacted by an inventory reduction plan at one major customer which continued through the first half of fiscal 2015 and the shipment of several large line updates in the thirty-nine weeks ended September 27, 2014 which did not recur in the thirty-nine weeks ended September 26, 2015 at the same level.

Gross profit was $230.3 million, or 38.5% of net sales, for the thirty-nine weeks ended September 26, 2015 compared to $220.5 million, or 38.2% of net sales, for the thirty-nine weeks ended September 27, 2014. The increased gross profit margin was primarily due to a favorable sales mix and lower transportation costs which were partially offset by lower overall selling prices during the thirty-nine weeks ended September 26, 2015 as compared to the thirty-nine weeks ended September 27, 2014.

Selling, general and administrative expenses were approximately $118.5 million for the thirty-nine weeks ended September 26, 2015 compared to $108.4 million for the thirty-nine weeks ended September 27, 2014. The increase during the thirty-nine weeks ended September 26, 2015 was primarily due to approximately $5.4 million of incremental costs associated with the ERP conversion, additional investments in new product development initiatives and inflationary increases during the thirty-nine weeks ended September 26, 2015 as compared to the thirty-nine weeks ended September 27, 2014.

Our effective tax rate was 36.8% for the thirty-nine weeks ended September 26, 2015 compared to 36.3% for the thirty-nine weeks ended September 27, 2014. The effective tax rate increased primarily due to higher provisions for state income taxes.

Liquidity and Capital Resources

Historically, we have financed our growth through a combination of cash flow from operations, accounts receivable sales programs and our revolving credit facility. At September 26, 2015, working capital was $416.8 million, while shareholders’ equity was $526.1 million. Cash and cash equivalents as of September 26, 2015 was $79.3 million.

Over the past several years we extended payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. Without these programs, these extended terms would have resulted in increased accounts receivable and significant uses of cash flow. Pursuant to these agreements, we sold accounts receivable in the aggregate amount of $391.9 million and $380.2 million during the thirty-nine weeks ended September 26, 2015 and September 27, 2014 respectively. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. If receivables had not been sold, $339.9 million and $298.9 million of additional receivables would have been outstanding at September 26, 2015 and December 27, 2014, respectively, based on standard payment terms.

We have a $30.0 million revolving credit facility which expires in June 2017. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at September 26, 2015 was LIBOR plus 65 basis points (0.84%). There were no borrowings under the facility as of September 26, 2015. As of September 26, 2015, we had two outstanding letters of credit for approximately $1.0 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.0 million available under the facility at September 26, 2015. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of September 26, 2015, we were in compliance with all financial covenants contained in the revolving credit facility.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	Thirty-Nine Weeks Ended
(in thousands)	September 26, 2015	September 27, 2014
Cash provided by operating activities	$57,483	$47,406
Cash used in investing activities	(18,534)	(22,992)
Cash used in financing activities	(7,284)	(40,797)

Net increase (decrease) in cash and cash equivalents	$31,665	$(16,383)

Cash provided by operating activities during the thirty-nine weeks ended September 26, 2015 was $57.5 million. Net income was $70.5 million compared to $71.3 million in the thirty-nine weeks ended September 27, 2014. During the thirty-nine weeks ended September 26, 2015 accounts receivable declined by $6.7 million due to increased sales of receivables which were partially offset by higher net sales. Additionally, inventory increased by $21.7 million due to purchases to support sales growth and new product initiatives during the thirty-nine weeks ended September 26, 2015.

Investing activities used $18.5 million of cash in the thirty-nine weeks ended September 26, 2015 and $23.0 million of cash in the thirty-nine weeks ended September 27, 2014. Capital spending in 2015 was primarily related to tooling associated with new products, enhancements and upgrades to information systems including our new ERP system, scheduled equipment replacements, certain facility improvements and other capital projects. The new ERP system was implemented in two phases, the last of which was completed on September 29, 2014. We capitalized $37.9 million related to the project through December 27, 2014, of which $12.3 million was spent in the thirty-nine weeks ended September 27, 2014. During the thirty-nine weeks ended September 26, 2015, we spent $2.0 million to purchase a minority equity interest in a supplier.

Financing activities used $7.3 million of cash in the thirty-nine weeks ended September 26, 2015 and $40.8 million in the thirty-nine weeks ended September 27, 2014. The net use of cash in each period resulted from the repurchase of our common stock and stock plan activities. During the thirty-nine weeks ended September 26, 2015 and September 27, 2014 we used $7.3 million of cash and $41.3 million of cash, respectively, to purchase and retire shares of our common stock.

On October 28, 2015, we announced that our Board of Directors authorized an increase to the existing share repurchase program from $100 million to $150 million and an extension to the expiration of the program from December 31, 2015 to December 31, 2016.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the thirty-nine weeks ended September 26, 2015, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 27, 2014.

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

The largest portion of our overseas purchases comes from China. During the thirty-nine weeks ended September 26, 2015, the Chinese Yuan decreased in value relative to the U.S. Dollar by approximately 3.8%. During the fifty-two weeks ended December 27, 2014, the Chinese Yuan decreased in value relative to the U.S. Dollar by approximately 0.3%. Significant changes in the value of the Yuan relative to the U.S. Dollar may result in changes to the cost of products that we purchase from China.

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

New and Recently Adopted Accounting Pronouncements

Please refer to Note 10, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our borrowing capacity and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. Hypothetically, a one percentage point increase in LIBOR would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $3.4 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended September 26, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended September 26, 2015, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
June 28, 2015 through July 25, 2015	9,110	$47.98	4,900	$107,847,337
July 26, 2015 through August 22, 2015	18,000	$50.03	16,100	$107,047,669
August 23, 2015 through September 26, 2015	73,360	$49.74	68,100	$103,666,291

Total	100,470	$49.63	89,100	$103,666,291

(1)	Includes 11,370 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 6 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q).
(2)	On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. We announced that our Board of Directors increased the share repurchase program authorization to $30 million on May 20, 2014, to $50 million on October 29, 2014 and to $100 million on October 28, 2014. In addition, on May 20, 2014, we announced that our Board of Directors extended the share repurchase program through May 31, 2015, and on October 28, 2014, we announced that our Board of Directors further extended the share repurchase program through December 31, 2015. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 89,100 shares under this program during the thirteen weeks ended September 26, 2015. On October 28, 2015, we announced that our Board of Directors increased the share repurchase program authorization to $150 million and extended the share repurchase program through December 31, 2016.
(3)	Numbers in this column assume that the repurchase program had been expanded to authorize the repurchase of up to $150 million at the beginning of the thirteen week period ended September 26, 2015.

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

Dorman Products, Inc.

October 29, 2015

/s/ Mathias Barton
Mathias Barton
President and Chief Executive Officer
(principal executive officer)

October 29, 2015

/s/ Matthew Kohnke
Matthew Kohnke
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended September 26, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.