Form 10-K
period 2015-12-26
Dorman Products, Inc.
filed 2016-02-23
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 19, 2016 the registrant had 34,779,320 shares of common stock, $0.01 par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 27, 2015 was $1,349,904,425.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 26, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

DORMAN PRODUCTS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 26, 2015

The Company’s fiscal year ends on the last Saturday of the calendar year.

References to	Refers to the year ended
Fiscal 2011	December 31, 2011
Fiscal 2012	December 29, 2012
Fiscal 2013	December 28, 2013
Fiscal 2014	December 27, 2014
Fiscal 2015	December 26, 2015

PART I

Item 1. Business.

General

Dorman Products, Inc. was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

We are a leading supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket. We distribute and market approximately 150,000 different stock keeping units (“SKU’s”) of automotive replacement parts and fasteners, many of which we design and engineer. We believe we are the dominant aftermarket supplier of original equipment “dealer exclusive” items. Original equipment “dealer exclusive” items are those which were traditionally available to consumers only from original equipment manufacturers or used parts from salvage yards and include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers and complex electronics modules. Fasteners include such items as oil drain plugs, wheel bolts, and wheel lug nuts. Approximately 84% of our products are sold under brands that we own and the remainder of our products are sold for resale under customers’ private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as Advance Auto Parts, AutoZone, and O’Reilly Auto Parts), national, regional and local warehouse distributors (such as Genuine Parts Co. - NAPA) and specialty markets, and salvage yards. We also distribute automotive replacement parts internationally, with sales primarily into Europe, Mexico, the Middle East, Asia and Canada.

The Automotive Aftermarket

The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for projected industry sales of approximately $266 billion in 20151, and parts for medium and heavy duty trucks, which accounted for projected industry sales of approximately $85 billion in 20151. We market products primarily for passenger cars and light trucks, including those with diesel engines and, more recently, for medium and heavy duty trucks. Two distinct groups of end-users buy replacement vehicle (automotive and truck) parts: (i) individual consumers, who purchase parts to perform “do-it-yourself” repairs on their own vehicles; and (ii) professional installers, which include vehicle repair shops and the dealership service departments. The individual consumer market is typically supplied through retailers and through the retail arms of warehouse distributors. Vehicle repair shops generally purchase parts through local independent parts wholesalers and through national parts distributors. Automobile dealership service departments generally obtain parts through the distribution systems of vehicle manufacturers and specialized national and regional parts distributors.

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

[1]	Source: 2016 Auto Care Association Factbook

Brands and Products

Our DORMAN® NEW SINCE 1918™ marketing campaign positions our brands under a single corporate umbrella - DORMAN®. Our products are now sold under one of the seven DORMAN® sub-brands as follows:

DORMAN® OE Solutions ™ - A wide variety of formerly “dealer only” replacement parts covering many product categories. Some examples include window regulators, fluid reservoirs, variable valve timing components, complex electronics, integrated door lock actuators, exhaust and intake manifolds, and radiator fan assemblies.

DORMAN® HELP! ® - A wide variety of formerly “dealer only” commonly replaced automotive replacement parts that are primarily retail merchandised such as door handles, keyless remotes and cases, emission control, oil dipsticks, and door hinge repair.

DORMAN® AutoGrade™ - A line of application specific and general automotive hardware that is a necessary element to a complete repair. Product categories include body hardware, general automotive fasteners, oil drain plugs, and wheel hardware.

DORMAN® Conduct-Tite!® - A selection of electrical connectors, wire, tools, testers, and accessories, including light bulbs, electrical diagnostic and repair kits and ignition components.

DORMAN® FirstStop™ - A complete offering of technician quality brake and clutch hydraulics, and brake hardware products including brake hoses, wheel cylinders, new master cylinders, brake cables, and brake hardware kits.

DORMAN® HD Solutions™ - A line of formerly “dealer only” heavy duty aftermarket parts for class 4-8 vehicles. These products are focused on lighting, cooling, engine management, and cab products.

DORMAN® TECHoice™ - A value line of automotive replacement parts, including belt tensioners, and idler pulleys.

In 2015, we launched our “OE Fix” campaign to highlight extensive engineering improvements to products that eliminate known OE failures as well as solutions to replace only the failed original component rather than the entire assembly. OE Fix products are designed to solve the original problem, save time and money for our end users, and create “customers for life.”

We also generate revenues from the sale of parts that we package for ourselves, or others, for sale in bulk or under the private labels of parts manufacturers and national warehouse distributors (such as Genuine Parts Co. - NAPA).

We group our products into four major classes: power-train, automotive body, chassis, and hardware. The following table represents each of the four classes as a percentage of net sales for each of the last three fiscal years:

	Percentage of Net Sales
	Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Power-train	38%	37%	36%
Automotive Body	30%	29%	30%
Chassis	25%	26%	25%
Hardware	7%	8%	9%

Total	100%	100%	100%

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

Product Development

Product development is central to our business. The development of a broad range of products, many of which are not conveniently or economically available elsewhere, has in part, enabled us to grow to our present size and is important to our future growth. In developing our products, our strategy has been to design and package parts so as to make them better and easier to install and/or use than the original parts they replace and to sell automotive parts for the broadest possible range of uses. New product ideas are reviewed by our product management staff, as well as by members of the production, sales, finance, marketing, legal, and administrative staffs. The following table represents the number of unique parts we introduced for each of the last three fiscal years:

	2015	2014	2013
New to the aftermarket	1,495	1,266	873
Line extensions (many of which are exclusive items)	3,357	2,476	2,587

Total unique parts introduced	4,852	3,742	3,460

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

Sales and Marketing

We market our products to three groups of purchasers who in turn supply individual consumers and professional installers. Based on net sales to our customers as of December 26, 2015:

(i) approximately 48% of our revenues were generated from sales to automotive aftermarket retailers (such as, Advance Auto Parts, AutoZone and O’Reilly Auto Parts), local independent parts wholesalers and national general merchandise chain retailers. We sell many of our products to virtually all major chains of automotive aftermarket retailers;

(ii) approximately 46% of our revenues were generated from sales to automotive parts distributors (such as Genuine Parts Co. - NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

(iii) the balance of our revenues (approximately 6%) are generated from international sales and sales to special markets, which include, among others, mass merchants (such as Wal-Mart), salvage yards and the parts distribution systems of parts manufacturers.

We use a number of different methods to sell our products. Our more than 60 person direct sales force and sales support staff solicits purchases of our products directly from customers, as well as manages the activities of approximately 27 independent manufacturers’ representative agencies worldwide. We use independent manufacturers’ representative agencies to help service existing automotive retail, automotive and heavy duty parts distribution customers, providing frequent on-site contact. We increase sales by securing new customers, by adding new product lines and expanding product selection within existing customers. For certain of our major customers, and our private label purchasers, we rely primarily upon the direct efforts of our sales force who, together with our marketing department and our executive officers, coordinate the more complex pricing and ordering requirements of these accounts.

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

We currently service more than 2,300 active accounts. During fiscal 2015, fiscal 2014 and fiscal 2013, four customers (Advance Auto Parts, AutoZone, Genuine Parts Co. - NAPA and O’Reilly Auto Parts) each accounted for more than 10% of net sales and in the aggregate accounted for 60% of net sales in each of fiscal 2015 and fiscal 2014 and 57% of net sales in fiscal 2013.

Manufacturing

Substantially all of our products are manufactured by third parties. Because numerous manufacturers are available to manufacture our products, we are not dependent upon the services of any one manufacturer or any small group of them. No one manufacturer supplies more than 10% of our products. In fiscal 2015, as a percentage of our total dollar volume of purchases, approximately 29% of our products were purchased from various suppliers throughout the United States and the balance of our products were purchased directly from vendors in a variety of foreign countries.

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

We ship our products from all of our locations by contract carrier, common carrier or parcel service. Products are generally shipped to the customer’s main warehouses for redistribution within their network. In certain circumstances, at the request of the customer, we ship directly to the customer’s warehouses, stores or other locations either via smaller direct ship orders or consolidated store orders that are cross docked.

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

Proprietary Rights

While we take steps to register our trademarks and copyrights when possible, we believe that our business is not heavily dependent on such trademark and copyright registration. Similarly, while we actively seek patent protection for the products and improvements which we develop, we do not believe that patent protection is critical to the success of our business. Rather, the quality, price, customer service and availability of our product is critical to our success.

Employees

As noted below, at December 26, 2015, we had 1,846 employees worldwide, essentially all of which were employed full-time. “Operations” consists of employees engaged in production, inventory and quality control. “Product Development” includes employees involved in engineering, product development and purchasing. “Sales” includes employees employed in sales and customer service. “Administration” includes executive officers, finance, legal and human resources. The number of employees will be affected by planned and unplanned open positions at any point in time.

	2015
	U.S.	Foreign	Total
Operations	1,221	—	1,221
Product Development	289	56	345
Sales	106	8	114
Administration	164	2	166

Total Employees	1,780	66	1,846

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

We May Lose Business to Competitors.

Competition within the automotive aftermarket parts business is intense. We compete in North America with both original equipment parts manufacturers and with companies that, like us, supply parts only to the automotive aftermarket. We also face competition from automobile manufacturers who sell through their dealerships many of the same replacement parts that we sell. Our customers may also be successful in sourcing some of our products directly from suppliers. We expect such competition to continue. If we are unable to compete successfully in our industry, we could lose customers.

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

The Loss or Decrease in Sales Among One of Our Top Customers Could Have a Substantial Negative Impact on Our Sales and Operating Results.

A significant percentage of our sales has been, and is expected to be, concentrated among a relatively small number of customers. During fiscal 2015, fiscal 2014 and fiscal 2013, four customers (Advance Auto Parts, AutoZone, Genuine Parts Co. - NAPA and O’Reilly Auto Parts) each accounted for more than 10% of net sales and in the aggregate accounted for 60% of net sales in each of fiscal 2015 and fiscal 2014 and 57% of net sales in fiscal 2013. We anticipate that this concentration of sales among customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results.

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

Our Business May be Negatively Impacted By Foreign Currency Fluctuations and Our Dependence on Foreign Suppliers.

In fiscal 2015, approximately 71% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. Dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. Dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the U.S. Dollar decreases in value relative to foreign currencies in the future, the price of the product in U.S. Dollars for new purchase orders may increase.

The largest portion of our overseas purchases is from China. However, the products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. The Chinese Yuan decreased in value to the U.S. Dollar by approximately 5.4% and 0.3% in fiscal 2015 and fiscal 2014, respectively. Any future change in the value of the Chinese Yuan relative to the U.S. Dollar may impact the cost of products that we purchase from China.

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

We Extend Credit to Our Customers Who May Be Unable to Pay In the Future.

We regularly extend credit to our customers. A significant percentage of our accounts receivable have been, and will continue to be concentrated among a relatively small number of automotive retailers and automotive parts distributors in the United States. Our five largest customers accounted for 79% of total accounts receivable as of December 26, 2015 and 81% of total accounts receivable as of December 27, 2014. Management continually monitors the credit terms and credit limits of these and other customers. If any of these customers were unable to pay, our business and financial condition would be adversely affected.

The Loss of a Key Vendor Could Lead to Increased Costs and Lower Profit Margins.

The majority of the products we sell are purchased from a number of foreign vendors. If any of our existing vendors fail to meet our needs, we believe that sufficient capacity exists in the open market to supply any shortfall that may result. Nevertheless, it is not always possible to replace a vendor without a disruption in our operations and replacement of a key vendor is often at higher prices.

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

Claims of Intellectual Property Infringement by Original Equipment Manufacturers Could Adversely Affect Our Business and Negatively Impact Our Ability to Develop New Products.

From time to time in the past we have been subject to claims that we are infringing the intellectual property of others. We currently are the subject of such claims and it is possible that others will assert infringement claims against us in the future. An adverse finding against us in these or similar intellectual property disputes may have a material adverse effect on our business, financial condition and results of operations if we are not able to successfully develop or license non-infringing alternatives. In addition, an unfavorable ruling in intellectual property litigation could subject us to significant liability, increased legal expense, and require us to cease developing or selling the affected products or using the affected works of authorship or trademarks. Any significant restriction that impedes our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.

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

We May Not Properly Execute, or Realize Anticipated Cost Savings or Benefits from Our Ongoing Information Technology Initiatives.

Our success is partly dependent on properly executing and realizing cost savings or other benefits from our ongoing information technology initiatives. These initiatives are primarily designed to make us more efficient in the development, acquisition and distributions of our products, which is necessary in our highly competitive industry. These initiatives are often complex, and a failure to implement them properly may, in addition to not meeting projected cost savings or benefits, result in an interruption to our business functions.

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

Dorman’s Executive Chairman and His Family Members Own a Significant Portion of the Company.

As of February 19, 2016, Steven L. Berman, our Executive Chairman, and his family members beneficially own approximately 24% of the Company’s outstanding common stock. As such, Mr. Berman and his family members can influence matters requiring approval of shareholders, including the election of the Board of Directors and the approval of significant transactions. Such concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

Our Success Depends on the Efforts of Our Management Team.

We are highly dependent on the continuing efforts of our senior management team and other key personnel. Our business, financial condition and results of operations could be materially adversely affected if we lose any of these persons and are unable to attract and retain qualified replacements.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Facilities

We currently have 13 warehouse and office facilities located throughout the United States, China, Taiwan and India.

Two of these facilities are owned and the remainder are leased. Our principal facilities are as follows:

Location	Description

Colmar, PA	Corporate Headquarters Warehouse and office – 339,500 sq. ft. (leased) (1)
Warsaw, KY	Warehouse and office – 710,500 sq. ft. (owned)
Portland, TN	Warehouse and office – 581,500 sq. ft. (leased)
Louisiana, MO	Warehouse and office – 90,000 sq. ft. (owned)
Shanghai, China	Office – 16,000 sq. ft. (leased)
Sanford, NC	Warehouse and office – 8,000 sq. ft. (leased)

(1)	We lease the Colmar facility from a partnership of which Steven L. Berman, Executive Chairman, and his family members are partners. Under this lease agreement we paid rent of $4.66 per square foot ($1.6 million per year) in fiscal 2015. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. On November 15, 2012, we entered into a new lease with the partnership that expires on December 31, 2017. In the opinion of the Audit Committee of our Board of Directors, the terms of this lease were no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed.

Item 3. Legal Proceedings.

We are a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, competitive practices, intellectual property infringement, product liability claims and other matters arising out of the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, would likely have a material financial impact on the Company and we believe the range of reasonably possible losses from current matters is immaterial.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 4.1. Executive Officers of the Registrant.

Executive Officers of the Registrant.

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position with the Company

Steven L. Berman	56	Executive Chairman, Secretary and Treasurer

Mathias J. Barton	56	President, Chief Executive Officer and Director

Jeffrey L. Darby	48	Senior Vice President, Sales and Marketing

Michael B. Kealey	41	Senior Vice President, Product

Matthew S. Kohnke (1)	44	Chief Financial Officer

(1)	Mr. Kohnke is resigning from the Company effective February 26, 2016 to pursue personal opportunities. See “Changes in Executive Officers.”

Steven L. Berman became the Executive Chairman of the Company on September 24, 2015. Additionally, Mr. Berman has served as a director of the Company and as Secretary and Treasurer of the Company since its inception in 1978. From January 30, 2011 to September 24, 2015, Mr. Berman served as Chairman of the Board and Chief Executive Officer of the Company and from October 24, 2007 to January 30, 2011, Mr. Berman served as President of the Company. Prior to October 24, 2007, Mr. Berman served as Executive Vice President of the Company. He attended Temple University.

Mathias J. Barton joined the Company in November 1999 as Senior Vice President, Chief Financial Officer. He became co-President of the Company in February 2011, President in August 2013, and President and Chief Executive Officer in September 2015. Mr. Barton was appointed to our Board of Directors in January 2014. Prior to joining the Company, Mr. Barton was Senior Vice President and Chief Financial Officer of Central Sprinkler Corporation, a manufacturer and distributor of automatic fire sprinklers, valves and component parts. From May 1989 to September 1998, Mr. Barton was employed by Rapidforms, Inc., a manufacturer of business forms and other products, most recently as Executive Vice President and Chief Financial Officer. He is a graduate of Temple University.

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

Matthew S. Kohnke joined Dorman Products in May 2002 as Vice President - Corporate Controller. He became Chief Financial Officer of the Company in February 2011. Prior to joining the Company, Mr. Kohnke worked for Arthur Andersen LLP, beginning as an intern in January 1992 and advancing to manager in the Audit and Business Advisory practice. He is a graduate of Villanova University. Mr. Kohnke is resigning from the Company effective February 26, 2016. See “Changes in Executive Officers.”

Changes in Executive Officers

Mr. Kohnke is resigning from the Company effective February 26, 2016. On February 4, 2016, the Board of Directors of the Company appointed Michael P. Ginnetti as the Company’s Interim Chief Financial Officer, Interim Principal Financial Officer and Interim Principal Accounting Officer, effective February 27, 2016. Mr. Ginnetti will serve in such positions until a successor is named. The Company is in the process of searching for a permanent Chief Financial Officer.

Mr. Ginnetti, 39, currently serves as Corporate Controller of the Company. He has served in this position since May 2011 and will continue to serve in this position while serving as Interim Chief Financial Officer. Prior to joining the Company, Mr. Ginnetti was employed by Technitrol, Inc., an electronic components manufacturer, from 2001 to 2011, most recently as Corporate Controller and Chief Accounting Officer. Previously, he was employed by Arthur Andersen LLP in the Audit and Business Advisory practice. Mr. Ginnetti earned a bachelor science degree in accounting from Penn State University and a master of business administration from Temple University. Mr. Ginnetti is also a Certified Public Accountant.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded publicly on the NASDAQ Global Select Market under the ticker symbol “DORM”. At February 19, 2016 there were 167 holders of record of common stock, representing more than 17,000 beneficial owners. The last price for our common stock on February 19, 2016, as reported by the NASDAQ Global Select Market, was $48.77 per share. The range of high and low sales prices for our common stock for each quarterly period of fiscal 2015 and fiscal 2014 were as follows:

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$50.58	$43.65	$60.47	$48.85
Second Quarter	51.50	45.97	60.99	47.48
Third Quarter	53.69	45.14	50.70	37.22
Fourth Quarter	53.75	45.50	51.75	39.73

We do not intend to pay regular cash dividends to our shareholders, not withstanding our payment of a special cash dividend of $1.50 per share in December 2012.

For the information regarding our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return for our common stock with the cumulative total shareholder return for the Automotive Parts & Accessories Peer Group of the Morningstar Group Index (formerly Hemscott Group Index) and the NASDAQ Composite Market Index for the period from December 25, 2010 to December 26, 2015. The Automotive Parts & Accessories Peer Group is comprised of 153 public companies and the information was furnished by Morningstar, Inc. through Zacks Investment Research, Inc. The graph assumes $100 invested on December 25, 2010 in our common stock and each of the indices, and that the dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies.

Stock Repurchases

During the last thirteen weeks of the fiscal year ended December 26, 2015, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)(3)
September 27, 2015 through October 24, 2015	25,859	$49.88	25,700	$102,383,134
October 25, 2015 through November 21, 2015	271,512	$47.45	270,000	$89,573,807
November 22, 2015 through December 26, 2015	335,006	$47.49	330,000	$73,900,364

Total	632,377	$47.57	625,700	$73,900,364

(1)	Includes 1,987 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan. Also includes 4,690 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 11, Capital Stock, to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K).

(2)	On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors has expanded the program to $150 million and extended the program through December 31, 2016. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 747,700 and 855,600 shares under this program during the fiscal years ended December 26, 2015 and December 27, 2014.
(3)	Numbers in this column assume that the repurchase program had been expanded to authorize the repurchase of up to $150 million at the beginning of the thirteen week period ended December 26, 2015.

Item 6. Selected Financial Data.

	Fiscal year ended (1)
(in thousands, except per share data)	December 26, 2015	December 27, 2014	December 28, 2013	December 29, 2012 (d)	December 31, 2011 (e)

Statement of Operations Data:
Net sales	$802,957	$751,476	$664,466	$570,420	$513,432
Income from operations	146,157	140,734	127,939	104,231	87,637
Income from continuing operations	92,329	89,987	81,920	66,405	56,202
Income (loss) from discontinued operations (a)	—	—	—	4,557	(2,925)

Net income	$92,329	$89,987	$81,920	$70,962	$53,277

Earnings per share
Basic
Income from continuing operations	$2.60	$2.50	$2.25	$1.84	$1.57
Income (loss) from discontinued operations	—	—	—	0.12	(0.08)

Net income	$2.60	$2.50	$2.25	$1.96	$1.49

Diluted
Income from continuing operations	$2.60	$2.49	$2.24	$1.82	$1.55
Income (loss) from discontinued operations	—	—	—	0.12	(0.08)

Net income	$2.60	$2.49	$2.24	$1.94	$1.47

Balance Sheet Data:
Total assets (b)	$621,865	$557,716	$510,689	$400,004	$370,485
Working capital (b)	$380,063	$339,528	$315,870	$248,280	$245,604
Long-term debt	$—	$—	$—	$—	$—
Dividends paid (c)	$—	$—	$—	$54,716	$—
Shareholders’ equity	$518,036	$462,061	$413,641	$332,872	$317,103

(1)	We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year.
(a)	On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business due to continued operating losses and to focus on growing our North American business. The results of ScanTech have been presented as a discontinued operation in the Statement of Operations data presented above.
(b)	We adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-17 in fiscal 2015. The ASU requires that all deferred tax liabilities and assets be classified as non-current. All prior period figures have been restated.
(c)	On December 5, 2012, we announced a special cash dividend of $1.50 per share of common stock payable on December 28, 2012 to shareholders of record at the close of business on December 17, 2012.
(d)	Net income from discontinued operations includes a reclassification of approximately $3.0 million of a previously recognized currency translation adjustments from accumulated other comprehensive income to net income ($0.08 per share) and $1.4 million of benefits related to foreign tax credits we expect to utilize in the future ($0.04 per share).
(e)	Net income from discontinued operations includes charges of $2.2 million to write down inventory and tooling ($0.06 per share) and $0.4 million to write down other assets and to accrue employee-related costs ($0.01 per share).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, unfavorable economic conditions, loss of key vendors, loss of third-party transportation providers, claims of intellectual property infringement, quality problems, delay in the development and design of new products, space limitations on our customers’ shelves, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, timing and amount of customers’ orders of Company’s products, unfavorable results of legal proceedings, dependence on the Company’s management team, disruption from events beyond the Company’s control, risks associated with conflict minerals, risks associated with cyber-attacks, and other risks and factors identified from time to time in the reports the Company files with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in “Part I, Item 1A Risk Factors.” You should not place an undue reliance on forward-looking statements. Such statements speak only to the date on which they are made and we undertake no obligation to update publicly or revise any forward-looking statements, regardless of future developments or the availability of new information.

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

Executive Overview

We achieved record net sales and net income in fiscal 2015. Net sales increased 7% over fiscal 2014 levels to $803.0 million, while net income increased 3% to $92.3 million. We believe our strong financial results have been driven by favorable industry dynamics, sales growth resulting from new product sales, continued investments in new product development, and a commitment to process improvements.

The automotive aftermarket has benefited from some of the factors affecting the general economy, including the impact of recessions, unemployment, and fluctuating gas prices. We believe vehicle owners have become more likely to keep their current vehicles longer and perform necessary repairs and maintenance in order to keep those vehicles well maintained as a result of these factors. According to data published by Polk, a division of IHS Automotive, the average age of vehicles was 11.5 years as of July 2015, which is an increase from 11.4 years as of June 2014 despite increasing new car sales. The number of miles driven is another important statistic that impacts our business. According to the United States Department of Transportation, the number of miles driven has increased each year since 2011 with miles driven having increased 3.5% as of November 2015 as compared to November 2014. Generally, as vehicles are driven more miles, the more likely it is that parts will fail. The combination of the vehicle age increase and number of miles driven has accounted for a portion of our sales growth.

The overall automotive aftermarket in which we compete has benefited from the conditions mentioned above. However, our customer base has been consolidating for a number of years. As a result, our customers regularly seek more favorable pricing and product return provisions, and extended payment terms when negotiating with us. We attempt to avoid or minimize these concessions as much as possible, but we have granted pricing concessions, extended customer payment terms and allowed a higher level of product returns in certain cases. These concessions impact our profit levels and may require additional capital to finance the business. We expect our customers to continue to exert pressure on our margins as the customer base continues to consolidate.

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

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us. Our focus here is on formerly “dealer only” parts similar to the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have approximately 700 SKU’s in our medium and heavy duty product line.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of net sales. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

We operate on a fifty-two, fifty-three week period ended on the last Saturday of the calendar year. The fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 were fifty-two week periods.

Results of Operations

The following table sets forth, for the periods indicated, the dollar value and percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	For the Fiscal Year Ended
(in millions, except percentage data)	December 26, 2015		December 27, 2014		December 28, 2013
Net sales	$803.0	100.0%	$751.5	100.0%	$664.5	100.0%
Cost of goods sold	$494.9	61.6%	$464.3	61.8%	$403.5	60.7%
Gross profit	$308.1	38.4%	$287.2	38.2%	$261.0	39.3%
Selling, general and administrative expenses	$161.9	20.2%	$146.5	19.5%	$133.0	20.0%
Income from operations	$146.2	18.2%	$140.7	18.7%	$127.9	19.3%
Interest expense, net	$0.2	—	$0.2	—	$0.2	0.1%
Income before income taxes	$145.9	18.2%	$140.5	18.7%	$127.8	19.2%
Provision for income taxes	$53.6	6.7%	$50.5	6.7%	$45.8	6.9%
Net income	$92.3	11.5%	$90.0	12.0%	$81.9	12.3%

Fiscal Year Ended December 26, 2015 Compared to Fiscal Year Ended December 27, 2014

Net sales increased 7% to $803.0 million in fiscal 2015 from $751.5 in fiscal 2014. Our revenue growth was driven by overall strong demand for our products, especially our new products.

Gross profit margin was 38.4% in fiscal 2015 compared to 38.2% in fiscal 2014. The increased gross profit margin was primarily due to a favorable sales mix and lower transportation costs which were partially offset by lower overall selling prices during fiscal 2015 compared to fiscal 2014.

Selling, general and administrative expenses were $161.9 million, or 20.2% of net sales, in fiscal 2015 compared to $146.5 million, or 19.5% of net sales, in fiscal 2014. The increase was primarily due to higher variable costs associated with our 7% sales growth, a $3.0 million provision for doubtful accounts due to the bankruptcy of one customer, $2.2 million in additional investment in new product development and other resources to support our product growth efforts, additional depreciation expenses, including expenses related to information systems, and labor cost increases as compared to prior year. Additionally, in fiscal 2014, we recognized a $1.0 million reduction in an earn-out liability related to a prior acquisition that did not recur in fiscal 2015.

Our effective tax rate increased to 36.7% in fiscal 2015 from 36.0% in fiscal 2014. The increase was primarily attributable to increased provisions for state income taxes and reduced benefits from research and development tax credits in fiscal 2015 compared to fiscal 2014.

Fiscal Year Ended December 27, 2014 Compared to Fiscal Year Ended December 28, 2013

Net sales increased 13% to $751.5 million in fiscal 2014 from $664.5 million in fiscal 2013. Our revenue growth was driven by overall strong demand for our products and higher revenue from recently introduced products.

Gross profit margin was 38.2% in fiscal 2014 compared to 39.3% in fiscal 2013. The decreased gross profit margin was primarily the result of competitive pricing pressures and a mix shift that resulted in lower overall selling prices.

Selling, general and administrative expenses were $146.5 million, or 19.5% of net sales in fiscal 2014 compared to $133.0 million, or 20.0% of net sales in fiscal 2013. The increase was primarily due to higher variable costs associated with our 13% sales growth, approximately $2.3 million in additional investment in new product development and other resources to support our product growth efforts, and inflationary increases as compared to fiscal 2013. Additionally, we incurred approximately $5.5 million of incremental costs in fiscal 2014 compared to fiscal 2013 associated with implementing our ERP system including approximately $2.8 million of increased distribution costs, $1.9 million of consulting and other related support costs incurred after the system go-live date, and $0.8 million of additional ERP system depreciation expenses in fiscal 2014 compared to fiscal 2013. Partially offsetting these increases were a $2.1 million reduction in incentive compensation expenses and a $1.0 million reduction in an earn-out liability related to a prior acquisition.

Our effective tax rate increased to 36.0% in fiscal 2014 from 35.9% in fiscal 2013.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by certain customers. Cash and cash equivalents as of December 26, 2015 increased to $78.7 million from $47.7 million as of December 27, 2014. Working capital was $380.1 million at December 26, 2015 compared to $339.5 million at December 27, 2014. Shareholders’ equity was $518.0 million at December 26, 2015 and $462.1 million at December 27, 2014. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, or other factors.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flow. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During fiscal 2015 and fiscal 2014, we sold approximately $519.2 million and $477.9 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2017. Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 65 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at December 26, 2015 was LIBOR plus 65 basis points (1.07%). There were no borrowings under the facility as of December 26, 2015. As of December 26, 2015, we had two outstanding letters of credit for approximately $1.0 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.0 million available under the facility at December 26, 2015. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of December 26, 2015, we were in compliance with all financial covenants contained in the revolving credit facility.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

(in thousands)	December 26, 2015	December 27, 2014	December 28, 2013
Cash provided by operating activities	$92,060	$59,640	$61,559
Cash used in investing activities	(23,821)	(29,862)	(26,563)
Cash used in financing activities	(37,236)	(42,715)	(2,111)

Net increase (decrease) in cash and cash equivalents	$31,003	$(12,937)	$32,885

During fiscal 2015, cash provided by operating activities was $92.1 million primarily as a result of $92.3 million in net income, non-cash adjustments to net income of $15.2 million and a net increase in operating assets and liabilities of $15.4 million. Accounts receivable increased $1.1 million due to the timing of cash receipts at year end. Inventory increased $20.2 million, or 12%, to support new product initiatives and sales growth. Accounts payable increased by $5.4 million, or 7%, due to inventory purchases and the timing of payments to our vendors.

During fiscal 2014, cash provided by operating activities was $59.6 million primarily as a result of $90.0 million in net income, non-cash adjustments to net income of $13.5 million and a net increase in operating assets and liabilities of $43.9 million. Accounts receivable increased $25.6 million and inventory increased $13.1 million, both primarily due to higher net sales. Accounts payable decreased by $1.6 million due to timing of purchases and payments to our vendors.

During fiscal 2013, cash provided by operating activities was $61.6 million primarily as a result of $81.9 million of net income, non-cash adjustments to net income of $11.6 million and a net increase in operating assets and liabilities of $31.9 million. Accounts receivable increased $40.8 million, inventory increased $18.5 million, and accounts payable increased $17.6 million each due primarily to higher net sales.

Investing activities used $23.8 million of cash in fiscal 2015, $29.9 million of cash in fiscal 2014, and $26.6 million of cash in fiscal 2013.

•	Capital spending in fiscal 2015 was primarily related to $11.1 million in tooling associated with new products, $5.3 million in enhancements and upgrades to our information systems, scheduled equipment replacements, certain facility improvements and other capital projects. In addition, during fiscal 2015 we spent $2.1 million to purchase a minority equity interest in a supplier.

•	Capital spending in fiscal 2014 was primarily related to the installation of our ERP system. The installation of the new ERP system was completed without significant disruption to our operations. We capitalized $37.9 million related to the project through December 27, 2014, of which $15.2 million was spent in fiscal 2014. The remaining capital spending was related to $7.1 million in tooling associated with new products, scheduled equipment replacements and other capital projects.

•	Capital spending in fiscal 2013 was primarily related to $7.4 million in ERP installation costs and an expansion of our facility in Warsaw, Kentucky for which we paid $5.7 million in fiscal 2013. The remaining capital spending was related to $5.0 million in tooling associated with new products, scheduled equipment replacements and other capital projects.

Cash used in financing activities was $37.2 million in fiscal 2015, $42.7 million in fiscal 2014, and $2.1 million in fiscal 2013.

•	On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program. In fiscal 2015, we paid $35.7 million to repurchase 747,700 common shares. In fiscal 2014, we paid $40.4 million to repurchase 855,600 common shares. No repurchases were made under this program during fiscal 2013.

•	The remaining sources and uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of common stock from our 401(k) Plan.

Contractual Obligations and Commercial Commitments

We have obligations for future minimum rental and similar commitments under non-cancellable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 26, 2015 are summarized in the tables below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter

Operating leases	$9,914	$3,967	$5,875	$72	$—

	$9,914	$3,967	$5,875	$72	$—

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	3-5 years	Thereafter
Letters of Credit	$1,025	$—	$1,025	$—	$—

	$1,025	$—	$1,025	$—	$—

We have excluded from the table above unrecognized tax benefits due to the uncertainty of the amount and period of payment. As of December 26, 2015, the Company has gross unrecognized tax benefits of $1.9 million (see Note 9, Income Taxes, to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which we have an obligation to the entity that is not recorded in our consolidated financial statements. We historically have not utilized off-balance sheet financial instruments, and do not plan to utilize off-balance sheet arrangements in the future to fund our working capital requirements, operations or growth plans.

We may issue stand-by letters of credit under the revolving credit facility. Letters of credit totaling $1.0 million were outstanding at December 26, 2015 and December 27, 2014, respectively. Those letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Each of the outstanding letters of credit has a one-year term from the date of issuance.

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources. See “Contractual Obligations and Commercial Commitments” and Note 7, Operating Lease Commitments and Rent Expense, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information on our operating leases.

Foreign Currency

In fiscal 2015, approximately 71% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. Dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the U.S. Dollar changes in value relative to foreign currencies in the future, the price of the product for new purchase orders may change in equivalent U.S. Dollars.

The largest portion of our overseas purchases comes from China. The Chinese Yuan decreased in value to the U.S. Dollar by approximately 5.4% and 0.3% in fiscal 2015 and fiscal 2014, respectively. Any future changes in the value of the Chinese Yuan relative to the U.S. Dollar may result in a change in the cost of products that we purchase from China.

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized.

The cost of many commodities that are used in our products has fluctuated over time resulting in increases and decreases in the cost of our products. In addition, we have periodically experienced increased transportation costs as a result of higher fuel prices. We will attempt to offset cost increases by passing along selling price increases to customers, using alternative suppliers and by sourcing purchases from other countries. However there can be no assurance that we will be successful in these efforts.

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Executive Chairman, and his family members are partners. Total annual rental payments each year to the partnership under the lease arrangement was $1.6 million in fiscal 2015 and $1.5 million in each of fiscal 2014 and fiscal 2013. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed in fiscal 2012.

We are a partner in a joint venture with one of our suppliers and we hold a minority interest in another supplier. Purchases from these suppliers were $9.9 million, $9.3 million and $5.6 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

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

Allowance for Doubtful Accounts. The preparation of our financial statements requires us to make estimates of the collectability of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of our accounts receivable has been, and is expected to continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 79% of net accounts receivable as of December 26, 2015 and 81% of net accounts receivable as of December 27, 2014. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on our sales and operating results.

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

Goodwill. Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. In regards to the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During fiscal 2015 and fiscal 2014, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our available credit and accounts receivable sale programs bear interest rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under the accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. A one percentage point increase in LIBOR or the discount rates on the accounts receivable sale programs would have increased our interest expense on our variable rate debt, if any, and accounts receivable financing costs by approximately $3.4 million in fiscal 2015 and $3.0 million in fiscal 2014. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

Historically we have not used, and currently do not intend to use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risks, or interest rate risks from the use of derivative instruments. We did not hold any foreign exchange forward contracts at December 26, 2015.

Item 8. Financial Statements and Supplementary Data.

Our financial statement schedule that is filed with this Annual Report on Form 10-K is listed in Part IV - Item 15, “Exhibits, Financial Statement Schedules.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Dorman Products, Inc.:

We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 26, 2015 and December 27, 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 26, 2015. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dorman Products, Inc. and subsidiaries as of December 26, 2015 and December 27, 2014, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 26, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Dorman Products, Inc. changed its method of accounting for deferred income taxes due to the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dorman Products, Inc.’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, PA

February 23, 2016

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
(in thousands, except per share data)	December 26, 2015	December 27, 2014	December 28, 2013

Net sales	$802,957	$751,476	$664,466
Cost of goods sold	494,907	464,275	403,498

Gross profit	308,050	287,201	260,968
Selling, general and administrative expenses	161,893	146,467	133,029

Income from operations	146,157	140,734	127,939
Interest expense, net	216	204	189

Income before income taxes	145,941	140,530	127,750
Provision for income taxes	53,612	50,543	45,830

Net income	$92,329	$89,987	$81,920

Earnings per share:
Basic	$2.60	$2.50	$2.25
Diluted	$2.60	$2.49	$2.24
Weighted average shares outstanding:
Basic	35,466	36,052	36,347
Diluted	35,538	36,190	36,624

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 26, 2015	December 27, 2014
Assets
Current assets:
Cash and cash equivalents	$78,659	$47,656
Accounts receivable, less allowance for doubtful accounts and customer credits of $86,986 and $79,179 in 2015 and 2014, respectively	203,923	206,035
Inventories	193,725	173,523
Prepaids and other current assets	2,326	3,147

Total current assets	478,633	430,361
Property, plant and equipment, net	87,046	82,270
Goodwill and intangible assets, net	29,889	29,989
Deferred tax asset, net	7,557	2,451
Other assets	18,740	12,645

Total	$621,865	$557,716

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$63,967	$59,541
Accrued compensation	10,970	10,713
Other accrued liabilities	23,633	20,579

Total current liabilities	98,570	90,833
Other long-term liabilities	5,259	4,822
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 34,863,396 and 35,611,238 shares in 2015 and 2014, respectively	349	356
Additional paid-in capital	42,799	43,413
Retained earnings	474,888	418,292

Total shareholders’ equity	518,036	462,061

Total	$621,865	$557,716

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares Issued	Par Value

Balance at December 29, 2012	36,477,506	$365	$41,007	$291,500	$332,872
Exercise of stock options	93,509	1	550	—	551
Compensation expense under Incentive Stock Plan	—	—	960	—	960
Purchase and cancellation of common stock	(78,580)	(1)	(142)	(3,346)	(3,489)
Cancellation of non-vested stock, net of issuances	(17,626)	—	—	—	—
Other stock related activity, net of tax	(9,851)	—	744	83	827
Net income	—	—	—	81,920	81,920

Balance at December 28, 2013	36,464,958	$365	$43,119	$370,157	$413,641
Exercise of stock options	66,500	1	462	—	463
Compensation expense under Incentive Stock Plan	—	—	1,146	—	1,146
Purchase and cancellation of common stock	(917,430)	(9)	(1,651)	(41,859)	(43,519)
Issuance of non-vested stock, net of cancellations	5,060	—	—	—	—
Other stock related activity, net of tax	(7,850)	(1)	337	7	343
Net income	—	—	—	89,987	89,987

Balance at December 27, 2014	35,611,238	$356	$43,413	$418,292	$462,061
Exercise of stock options	31,305	—	93	—	93
Compensation expense under Incentive Stock Plan	—	—	882	—	882
Purchase and cancellation of common stock	(781,130)	(7)	(1,406)	(35,911)	(37,324)
Issuance of non-vested stock, net of cancellations	8,922	—	—	—	—
Other stock related activity, net of tax	(6,939)	—	(183)	178	(5)
Net income	—	—	—	92,329	92,329

Balance at December 26, 2015	34,863,396	$349	$42,799	$474,888	$518,036

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 26, 2015	December 27, 2014	December 28, 2013
Cash Flows from Operating Activities:
Net income	$92,329	$89,987	$81,920
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	16,186	12,658	10,159
Provision for doubtful accounts	3,260	308	194
(Benefit) provision for deferred income tax	(5,106)	(632)	267
Provision for non-cash stock compensation	882	1,146	960
Changes in assets and liabilities:
Accounts receivable	(1,148)	(25,566)	(40,791)
Inventories	(20,202)	(13,136)	(18,537)
Prepaids and other current assets	821	(522)	840
Other assets	(3,962)	(6,757)	(884)
Accounts payable	5,389	(1,558)	17,627
Accrued compensation and other liabilities	3,611	3,712	9,804

Cash provided by operating activities	92,060	59,640	61,559

Cash Flows from Investing Activities:
Property, plant and equipment additions	(21,688)	(29,862)	(24,666)
Acquisition	—	—	(1,897)
Purchase of equity investment	(2,133)	—	—

Cash used in investing activities	(23,821)	(29,862)	(26,563)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	93	463	551
Other stock related activity	(5)	343	827
Purchase and cancellation of common stock	(37,324)	(43,521)	(3,489)

Cash used in financing activities	(37,236)	(42,715)	(2,111)

Net Increase (Decrease) in Cash and Cash Equivalents	31,003	(12,937)	32,885
Cash and Cash Equivalents, Beginning of Period	47,656	60,593	27,708

Cash and Cash Equivalents, End of Period	$78,659	$47,656	$60,593

Supplemental Cash Flow Information
Cash paid for interest expense	$281	$234	$201
Cash paid for income taxes	$57,151	$46,540	$44,291

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 26, 2015

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

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 26, 2015, December 27, 2014 and December 28, 2013 were fifty-two week periods.

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

Sales of Accounts Receivable. We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. During fiscal 2015, fiscal 2014 and fiscal 2013, we sold $519.2 million, $477.9 million and $406.4 million, respectively, pursuant to these agreements. If receivables had not been sold, $335.9 million and $298.9 million of additional receivables would have been outstanding at December 26, 2015 and December 27, 2014, respectively, based on standard payment terms. Selling, general and administrative expenses include $7.2 million, $6.2 million and $5.2 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, of financing costs associated with these accounts receivable sales programs.

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

Goodwill. Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. In regards to the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During fiscal 2015 and fiscal 2014, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount.

Other Assets. Other assets include primarily long-term core inventory, deposits, and equity method investments.

Long-term core inventory of $14.6 million and $10.2 million as of December 26, 2015 and December 27, 2014, respectively, represents products used in remanufacturing processes, and consists of used cores purchased and held in our facilities, used cores that are in the process of being returned from our customers and end-users, and remanufactured cores held in finished goods inventory at our facilities. A used core is reconditioned and sold to the customer as a replacement for a unit inside a vehicle. Our products that utilize a core primarily include instrument clusters and hybrid batteries. Customers and end-users that purchase remanufactured products will generally return the used core to us, which we then use in the remanufacturing process to make another finished good. Long-term core inventory is recorded at the lower of cost or market value. Cost is determined based on actual purchases of core inventory. We believe that the most appropriate classification of core inventory is a long-term asset. According to guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), current assets are defined as “assets or resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” The determination of the long-term classification is based on our view that the value of the cores is not consumed or realized in cash during our normal operating cycle.

Other Accrued Liabilities. Other accrued liabilities include primarily accrued customer rebates which we expect to settle in cash of $15.0 million and $14.3 million as of December 26, 2015 and December 27, 2014, respectively. Also included are accrued commissions, accrued income taxes, insurance liabilities, product warranties, and other current liabilities. We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products. Our warranty limits the end-user’s remedy to the repair or replacement of the part that is defective. Product warranty reserves, which are $0.5 million as of December 26, 2015 and $0.1 million as of December 27, 2014, are based upon actual experience and forecasts using the best historical and current claim information available. Provisions and payments related to product warranty reserves were not material in fiscal 2015, fiscal 2014 or fiscal 2013.

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

Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $16.8 million in fiscal 2015, $15.8 million in fiscal 2014 and $13.4 million in fiscal 2013 have been recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Stock-Based Compensation. At December 26, 2015 and December 27, 2014, we had one stock-based employee compensation plan, which is described more fully in Note 11, Capital Stock. We record equity-classified compensation expense for all awards granted. The value of restricted stock issued is based on the fair value of our common stock on the grant date. The fair value of stock options granted was determined using the Black-Scholes option valuation model.

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

Unrecognized income tax benefits represent income tax positions taken on income tax returns that have not been recognized in the consolidated financial statements. The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, we accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the Consolidated Statements of Operations. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.

Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 79% of net accounts receivable as of December 26, 2015 and 81% of net accounts receivable as of December 27, 2014. We continually monitor the credit terms and credit limits to these and other customers. In fiscal 2015, approximately 71% of our products were purchased from suppliers located in a variety of foreign countries, with the largest portion coming from China.

Fair Value Disclosures. The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. We did not hold any foreign currency forward contracts at December 26, 2015 or December 27, 2014.

2.	New and Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. As originally issued, the new standard would have been effective for annual periods beginning after December 15, 2016. The FASB has amended the standard to be effective for annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our consolidated financial statements and related disclosures.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments eliminate the guidance in Topic 740 that requires an entity to separate deferred tax liabilities and assets into a current amount and a noncurrent amount in a classified statement of financial position. The new guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The new guidance may be applied on a prospective basis to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this standard in fiscal 2015, electing to apply this amendment on a retrospective basis. As a result of the adoption of ASU No. 2015-17, we made the following adjustments to the fiscal 2014 balance sheet: a $25.1 million decrease in current deferred tax assets, a $2.5 million increase in non-current deferred tax assets and a $22.6 million decrease in non-current deferred tax liabilities.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall, which relates to the recognition and measurement of financial assets and liabilities. The new guidance makes targeted improvements to GAAP impacting equity investments (other than those accounted for under the equity method or consolidated), financial liabilities accounted for under the fair value election, and presentation and disclosure requirements for financial instruments, among other changes. The new guidance is effective for annual periods beginning after December 15, 2017, with early adoption prohibited other than for certain provisions. We are evaluating the impact that the new guidance will have on its consolidated financial statements and related disclosures.

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

4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products. Inventories were as follows:

(in thousands)	December 26, 2015	December 27, 2014
Bulk product	$78,533	$65,603
Finished product	112,012	105,117
Packaging materials	3,180	2,803

Total	$193,725	$173,523

5.	Property, Plant and Equipment

Property, plant and equipment include the following:

(in thousands)	December 26, 2015	December 27, 2014
Buildings	$29,056	$29,185
Machinery, equipment and tooling	76,991	66,441
Furniture, fixtures and leasehold improvements	4,015	3,974
Software and computer equipment	69,607	65,525

Total	179,669	165,125
Less-accumulated depreciation and amortization	(92,623)	(82,855)

Property, plant and equipment, net	$87,046	$82,270

6.	Long-Term Debt

We have a $30.0 million revolving credit facility which expires in June 2017. Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 65 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at December 26, 2015 was LIBOR plus 65 basis points (1.07%). There were no borrowings under the facility as of December 26, 2015. As of December 26, 2015, we had two outstanding letters of credit for approximately $1.0 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.0 million available under the facility at December 26, 2015. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of December 26, 2015, we were in compliance with all financial covenants contained in the revolving credit facility.

7.	Operating Lease Commitments and Rent Expense

We lease certain equipment and operating facilities, including our primary operating facility which is leased from a partnership described in Note 8, Related Party Transactions, under non-cancelable operating leases. Approximate future minimum rental payments as of December 26, 2015 under these leases are summarized as follows:

(in thousands)
2016	$3,967
2017	3,902
2018	1,973
2019	72
2020	—
Thereafter	—

Total	$9,914

Rent expense, including payments for short-term equipment and storage rentals, was $4.5 million in fiscal 2015, $4.1 million in fiscal 2014 and $3.7 million in fiscal 2013.

8.	Related Party Transactions

We have a non-cancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Executive Chairman, and his family members are partners. Total rental payments each year to the partnership under the lease arrangement were $1.6 million in fiscal 2015 and $1.5 million in fiscal 2014 and fiscal 2013. In the opinion of our Audit Committee, the terms and rates of this lease were no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed in fiscal 2012. The lease will expire on December 31, 2017.

We are a partner in a joint venture with one of our suppliers and own a minority interest in another supplier. Purchases from these suppliers were $9.9 million, $9.3 million and $5.6 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

9.	Income Taxes

The components of the income tax provision (benefit) are as follows:

(in thousands)	2015	2014	2013
Current:
Federal	$55,140	$48,293	$42,458
State	3,578	2,882	3,105

	58,718	51,175	45,563

Deferred:
Federal	(4,874)	(597)	249
State	(232)	(35)	18

	(5,106)	(632)	267

Total	$53,612	$50,543	$45,830

The following is a reconciliation of income taxes at the statutory tax rate to the Company’s effective tax rate:

	2015	2014	2013
Federal taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.8	1.2	1.6
Research and development tax credit	(0.2)	(0.4)	(0.7)
Other	0.1	0.2	—

Effective tax rate	36.7%	36.0%	35.9%

At December 26, 2015, we had $1.9 million of unrecognized tax benefits, $1.3 million of which would affect our effective tax rate if recognized.

The following table summarizes the change in uncertain tax benefits for the three years ended December 26, 2015:

(in thousands)	2015	2014	2013
Balance at beginning of year	$1,163	$1,201	$1,785
Reductions due to lapses in statutes of limitations	—	(301)	(30)
Reductions due to tax positions settled	(177)	—	(271)
Reductions due to reversals of prior year positions	(20)	(38)	(736)
Additions based on tax positions taken during the current period	889	301	453

Balance at end of year	$1,855	$1,163	$1,201

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 26, 2015, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:

(in thousands)	December 26, 2015	December 27, 2014
Assets:
Inventories	$8,685	$7,989
Accounts receivable	18,954	15,652
Accrued expenses	2,435	1,780
Other	214	197

Gross deferred tax assets	30,288	25,618

Liabilities:
Depreciation	13,207	13,406
Goodwill and intangible assets	9,524	9,761

Gross deferred tax liabilities	22,731	23,167

Net deferred tax assets	$7,557	$2,451

Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the remaining net deferred tax assets.

We file income tax returns in the United States, China and Mexico. All years before 2012 are closed for federal tax purposes. The examination by the Internal Revenue Service for the 2011 and 2012 tax years resulted in de minimis adjustments. We are currently under examination by one state tax authority for years 2009-2012. Tax years before 2011 are closed for the remaining states in which we file. We filed tax returns in Sweden through 2012 and all years prior to 2009 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could impact the Company’s unrecognized tax benefits.

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

Legal Proceedings. We are a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, competitive practices, intellectual property infringement, product liability claims and other matters arising out of the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, would likely have a material financial impact on us and we believe the range of reasonably possible losses from current matters is immaterial.

11.	Capital Stock

Controlling Interest by Officers, Directors and Family Members. As of February 19, 2016, the estate of the late Richard Berman, Sharyn Berman, Steven Berman, who is Executive Chairman and director of the Company, his father and his brothers beneficially own approximately 24% of the outstanding shares of our common stock and can influence the election of our Board of Directors, the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and the affairs of the Company.

Undesignated Stock. We have 50,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by our Board of Directors.

Incentive Stock Plan. Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. At December 26, 2015, 1,710,844 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is based on continued employment or service for a specified period and, in certain circumstances, the attainment of financial goals. Compensation cost related to the stock is recognized on a straight-line basis over the vesting period. We retain the restricted stock, and any dividends paid thereon, until the vesting provisions have been met. Compensation cost related to restricted stock was $0.9 million, $1.1 million and $0.8 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2015, fiscal 2014 or fiscal 2013.

The following table summarizes our restricted stock activity for the three years ended December 26, 2015:

	Shares	Weighted Average Price
Balance at December 29, 2012	174,154	$18.02
Granted	25,500	$45.06
Vested	(47,069)	$17.38
Cancelled	(43,126)	$18.28

Balance at December 28, 2013	109,459	$24.47
Granted	26,347	$51.41
Vested	(41,619)	$23.44
Cancelled	(21,287)	$48.29

Balance at December 27, 2014	72,900	$27.82
Granted	44,104	$45.68
Vested	(38,580)	$25.24
Cancelled	(35,182)	$44.84

Balance at December 26, 2015	43,242	$34.49

As of December 26, 2015, there was approximately $1.0 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as financing activities. The excess tax benefit generated from vested restricted shares was $0.3 million, $0.5 million, and $0.3 million in fiscal 2015, fiscal 2014, and fiscal 2013, respectively, and was credited to additional paid in capital.

We grant stock options to certain employees and members of our Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period, during which related services are performed. Compensation cost charged against income was less than $0.1 million in each of fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2015, fiscal 2014 or fiscal 2013.

No stock options were granted in fiscal 2015, fiscal 2014 or fiscal 2013. Historically, we have used the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. We included a forfeiture assumption of 5.4% in the calculation of expense in fiscal 2015, fiscal 2014 and fiscal 2013.

The following table summarizes our stock option activity for the three years ended December 26, 2015:

	Shares	Option Price per Share	Weighted Average Price	Weighted Average Remaining Terms (years)	Aggregate Intrinsic Value
Balance at December 29, 2012	274,000	$2.54 – $22.71	$8.62
Exercised	(96,500)	$2.54 – $22.71	$7.21
Cancelled	(36,000)	$7.74 – $22.71	$16.98

Balance at December 28, 2013	141,500	$5.05 – $19.37	$7.13
Exercised	(66,500)	$5.67 – $19.37	$6.97

Balance at December 27, 2014	75,000	$5.05 – $19.37	$7.28
Exercised	(35,000)	$5.05 – $19.37	$7.76

Balance at December 26, 2015	40,000	$5.67 – $7.74	$6.86	2.3	$1,688,920

Options exercisable at December 26, 2015	40,000	$5.67 – $7.74	$6.86	2.3	$1,688,920

The total intrinsic value of stock options exercised during fiscal 2015 was $1.4 million. As of December 26, 2015, there was no unrecognized compensation cost related to non-vested stock options.

The following table summarizes information concerning currently outstanding and exercisable options at December 26, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.67	4,000	3.0	$5.67	4,000	$5.67
$6.90	32,000	2.0	$6.90	32,000	$6.90
$7.74	4,000	4.0	$7.74	4,000	$7.74

Balance at December 26, 2015	40,000	2.3	$6.86	40,000	$6.86

Cash received from option exercises was $0.1 million, $0.5 million, and $0.6 million during fiscal 2015, fiscal 2014, and fiscal 2013, respectively. The excess tax benefit generated from option exercises was $0.1 million, $0.3 million and $0.8 million during fiscal 2015, fiscal 2014 and fiscal 2013, respectively, and was credited to additional paid in capital.

Performance-Based Long Term Award Program. In December 2012, the Compensation Committee of our Board of Directors approved the Performance-Based Long Term Award Program which connects compensation for certain of our executives to the compounded annual growth in our pre-tax income, as defined in the program, over our most recent three fiscal years. At the discretion of the Compensation Committee, the Performance-Based Long Term Award will be paid in either cash or equity and, as a result, is a liability-classified award. If the award is paid in equity, it will be paid under the 2008 Stock Option and Stock Incentive Plan. For fiscal 2015, fiscal 2014 and fiscal 2013, the Compensation Committee elected to settle the award in cash.

401(k) Retirement Plan. The Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”) is a defined contribution profit sharing and 401(k) plan covering substantially all of our employees as of December 26, 2015. Annual contributions under the 401(k) Plan are determined by the Compensation Committee of our Board of Directors. Total expense related to the 401(k) Plan was $2.5 million, in each of fiscal 2015 and fiscal 2014 and $1.9 million in fiscal 2013. At December 26, 2015, the 401(k) Plan held 327,708 shares of our common stock.

Common Stock Repurchases. We periodically repurchase, at the then current market price, and cancel common stock issued to the 401(k) Plan. Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. During fiscal 2015, our Board of Directors approved the repurchase and cancellation of 33,430 shares of our common stock for $1.6 million at an average price of $48.14 per share. During fiscal 2014, our Board of Directors approved the repurchase and cancellation of 61,830 shares of our common stock for $3.1 million at an average price of $50.71 per share. During fiscal 2013, our Board of Directors approved the repurchase and cancellation of 78,580 shares of our common stock for $3.5 million at an average price of $44.39 per share.

Share Repurchase Program. On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors has expanded the program to $150 million and extended the program through December 31, 2016. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 747,700 common shares for $35.7 million at an average price of $47.77 under this program during fiscal 2015. We repurchased 855,600 common shares for $40.4 million at an average price of $47.20 under this program during fiscal 2014. No repurchases were made under this program during the fiscal year ended December 28, 2013.

12.	Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of 7,500 shares and 5,000 shares were excluded from the calculation of diluted earnings per share as of December 26, 2015 and December 27, 2014, respectively, as their effect would have been anti-dilutive. No stock-based awards were considered anti-dilutive in the fiscal year ended December 28, 2013.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

(in thousands, except per share data)	2015	2014	2013
Numerator:
Net income	$92,329	$89,987	$81,920
Denominator:
Weighted average basic shares outstanding	35,466	36,052	36,347
Effect of compensation awards	72	138	277

Weighted average diluted shares outstanding	35,538	36,190	36,624

Earnings Per Share:
Basic	$2.60	$2.50	$2.25
Diluted	$2.60	$2.49	$2.24

13.	Business Segments

We have determined that our business comprises a single reportable operating segment, namely, the sale of replacement parts for the automotive aftermarket.

During fiscal 2015, fiscal 2014 and fiscal 2013, four of our customers (Advance Auto Parts, AutoZone, Genuine Parts Co. – NAPA and O’Reilly Auto Parts) each accounted for more than 10% of net sales and in the aggregate accounted for 60% of net sales in each of fiscal 2015 and fiscal 2014 and 57% of net sales in fiscal 2013. Net sales to countries outside the United States, primarily to Europe, Mexico, the Middle East, Asia and Canada in fiscal 2015, fiscal 2014 and fiscal 2013 were $49.8 million, $39.1 million and $33.2 million, respectively.

14.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly Results of Operations for the fiscal years ended December 26, 2015 and December 27, 2014:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2015
Net sales	$188,474	$198,721	$210,928	$204,834
Income from operations	33,652	36,895	41,240	34,370
Net income	21,339	23,143	26,060	21,787
Diluted earnings per share	0.60	0.65	0.73	0.62

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2014
Net sales	$183,512	$196,187	$197,796	$173,981
Income from operations	36,947	36,700	38,476	28,611
Net income	23,551	23,244	24,536	18,656
Diluted earnings per share	0.64	0.64	0.68	0.52

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 26, 2015, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that, as of December 26, 2015, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has issued a report on our internal control over financial reporting. Their report appears below.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 26, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no change during the quarter ended December 26, 2015.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Dorman Products, Inc.:

We have audited Dorman Products, Inc.’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dorman Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dorman Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 26, 2015 and December 27, 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 26, 2015, and the related financial statement schedule listed under Item 15(a)(2), and our report dated February 23, 2016 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

KPMG LLP

Philadelphia, PA

February 23, 2016

Item 9B.	Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except for the information provided in “Part I – Item 4.1 Executive Officers of the Registrant” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2016 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Proposal I – Election of Directors,” “Committees of the Board of Directors – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

Item 11. Executive Compensation.

The required information is incorporated by reference from our definitive proxy statement for our 2016 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Proposal I – Election of Directors – Director Compensation in Fiscal 2015,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2016 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management”.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 26, 2015:

			(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	40,000	$6.86	1,710,844
Equity compensation plans not approved by security holders	—	—	—

Total	40,000	$6.86	1,710,844

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The required information is incorporated by reference from our definitive proxy statement for our 2016 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Certain Relationships and Related Transactions” and “Governance of the Company – The Board of Directors and Director Independence”.

Item 14. Principal Accounting Fees and Services.

The required information is incorporated by reference from our definitive proxy statement for our 2016 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures”.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Consolidated Financial Statements. Our Consolidated Financial Statements and related documents are provided in Part II - Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the years ended December 26, 2015, December 27, 2014 and December 28, 2013.

Consolidated Balance Sheets as of December 26, 2015 and December 27, 2014.

Consolidated Statements of Shareholders’ Equity for the years ended December 26, 2015, December 27, 2014 and December 28, 2013.

Consolidated Statements of Cash Flows for the years ended December 26, 2015, December 27, 2014, and December 28, 2013.

Notes to Consolidated Financial Statements.

(a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts.

(a)(3) Exhibits required by Item 601 of Regulation S-K and Item 15(b) of Form 10-K to be filed as part of this Annual Report on Form 10-K are listed below:

Number	Title

3.1	Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 24, 2007.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated July 31, 2009.

4.1	Specimen Common Stock Certificate of the Company. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

4.2	Amended and Restated Shareholders’ Agreement dated as of July 1, 2006. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

10.1	Lease Agreement, dated December 29, 2012, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated November 16, 2012.

10.2	Industrial Building Lease, dated January 31, 2006, by and between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated February 2, 2006.

10.2.1	Second Amendment to Industrial Building Lease, dated January 25, 2008, by and between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated January 29, 2008.

10.3	Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, National Association. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated July 27, 2006.

10.3.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of December 24, 2007, by and between the Company and Wachovia Bank, National Association. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated January 2, 2008.

10.3.2	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of April 26, 2010, by and between the Company and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association). Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated April 27, 2010.

10.3.3	Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated as of December 20, 2012, by and between the Company and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association). Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated December 21, 2012.

10.3.4	Amendment No. 4 to the Third Amended and Restated Credit Agreement, dated as of April 29, 2015, by and between the Company and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association). Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2015.

10.4†	Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.1†	Form of Incentive Stock Option Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.2†	Form of Non-Qualified Stock Option Agreement for Officers and Other Key Employees pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.3†	Form of Non-Qualified Stock Option Agreement for Outside Directors and Important Consultants and/or Advisors pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.4†	Form of Restricted Stock Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.5†	Amendment No. 1 to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014.

10.4.6†	Amendment No. 2 to the Dorman Products, Inc. 2008 Stock Option Plan and Stock Incentive Plan, approved by the Company’s shareholders at the 2014 Annual Shareholders Meeting held on May 16, 2014. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 20, 2014.

10.5†	Dorman Products, Inc. Nonqualified Deferred Compensation Plan. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated February 11, 2011.

10.6†	Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated April 1, 2008.

10.7†	Dorman Products, Inc. Executive Cash Bonus Plan, approved by the Company’s shareholders at the 2010 Annual Shareholders Meeting held on May 20, 2010. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 24, 2010.

10.7.1†	Amendment No. 1 to the Dorman Products, Inc. Executive Cash Bonus Plan, approved by the Company’s shareholders at the 2014 Annual Shareholders Meeting held on May 16, 2014. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 20, 2014.

10.8†	General Release and Waiver signed by Joseph M. Beretta dated July 11, 2013. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013.

10.9†	Separation Agreement, dated February 25, 2011, between the Company and Jeffrey Darby. Incorporated by reference to the Exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014.

10.10†	Employment Agreement, dated December 28, 2015, between the Company and Mathias J. Barton. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated December 28, 2015.

10.11†	Amended and Restated Employment Agreement, dated December 28, 2015, between the Company and Steven Berman. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated December 28, 2015.

10.12†	Transition, Separation & General Release Agreement, dated February 4, 2016, between the Company and Matthew Kohnke. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated February 4, 2016.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The financial statements from the Dorman Products, Inc. Annual Report on Form 10-K for the year ended December 26, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 26, 2015, December 27, 2014 and December 28, 2013; (ii) the Consolidated Balance Sheets as of December 26, 2015 and December 27, 2014; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 26, 2015, December 27, 2014 and December 28, 2013; (iv) the Consolidated Statements of Cash Flows for the years ended December 26, 2015, December 27, 2014 and December 28, 2013; and (v) the Notes to Consolidated Financial Statements.

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

	By:	/s/ Mathias J. Barton
Date: February 23, 2016	Mathias J. Barton President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mathias J. Barton
Mathias J. Barton	President, Chief Executive Officer and Director	February 23, 2016
(principal executive officer)

/s/ Matthew S. Kohnke
Matthew S. Kohnke	Chief Financial Officer	February 23, 2016
(principal financial and accounting officer)

/s/ Steven L. Berman
Steven L. Berman	Executive Chairman	February 23, 2016

/s/ Richard T. Riley
Richard T. Riley	Director	February 23, 2016

/s/ Paul R. Lederer
Paul R. Lederer	Director	February 23, 2016

/s/ Edgar W. Levin
Edgar W. Levin	Director	February 23, 2016

/s/ G. Michael Stakias
G. Michael Stakias	Director	February 23, 2016

SCHEDULE II: Valuation and Qualifying Accounts

(in thousands)	For the Year Ended
	December 26, 2015	December 27, 2014	December 28, 2013
Allowance for doubtful accounts:
Balance, beginning of period	$1,508	$1,281	$1,120
Provision	3,260	308	194
Charge-offs	(265)	(81)	(33)

Balance, end of period	$4,503	$1,508	$1,281

Allowance for customer credits:
Balance, beginning of period	$77,671	$64,598	$55,392
Provision	206,560	182,219	141,559
Credits issued	(201,748)	(169,146)	(132,353)

Balance, end of period	$82,483	$77,671	$64,598