Form 10-Q
period 2016-03-26
Dorman Products, Inc.
filed 2016-04-28
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2016

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

As of April 25, 2016, the registrant had 34,742,221 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 26, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except per share data)	March 26, 2016	March 28, 2015

Net sales	$208,148	$188,474
Cost of goods sold	127,554	115,581

Gross profit	80,594	72,893
Selling, general and administrative expenses	41,663	39,241

Income from operations	38,931	33,652
Interest expense, net	57	52

Income before income taxes	38,874	33,600
Provision for income taxes	14,203	12,261

Net income	$24,671	$21,339

Earnings Per Share:
Basic	$0.71	$0.60
Diluted	$0.71	$0.60

Weighted Average Shares Outstanding:
Basic	34,678	35,542
Diluted	34,734	35,643

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	March 26, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$86,978	$78,659
Accounts receivable, less allowance for doubtful accounts and customer credits of $93,223 and $86,986	207,395	203,923
Inventories	187,586	193,725
Prepaids and other current assets	2,732	2,326

Total current assets	484,691	478,633

Property, plant and equipment, net	88,429	87,046
Goodwill and intangible assets, net	29,864	29,889
Deferred tax asset, net	7,999	7,557
Other assets	20,226	18,740

Total	$631,209	$621,865

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$52,262	$63,967
Accrued compensation	3,629	10,970
Other accrued liabilities	36,596	23,633

Total current liabilities	92,487	98,570

Other long-term liabilities	5,572	5,259
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 34,745,761 and 34,863,396 in 2016 and 2015, respectively	347	349
Additional paid-in capital	42,841	42,799
Retained earnings	489,962	474,888

Total shareholders’ equity	533,150	518,036

Total	$631,209	$621,865

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands)	March 26, 2016	March 28, 2015
Cash Flows from Operating Activities:
Net income	$24,671	$21,339
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	4,499	3,618
Provision for doubtful accounts	996	10
Benefit for deferred income taxes	(442)	(927)
Provision for non-cash stock compensation	440	340
Changes in assets and liabilities:
Accounts receivable	(4,468)	4,883
Inventories	6,139	(9,515)
Prepaids and other current assets	(405)	633
Other assets	(1,487)	(1,422)
Accounts payable	(11,930)	939
Accrued compensation and other liabilities	5,901	3,906

Cash provided by operating activities	23,914	23,804

Cash Flows from Investing Activities:
Property, plant and equipment additions	(5,598)	(5,749)

Cash used in investing activities	(5,598)	(5,749)

Cash Flows from Financing Activities:
Other stock related activity	(11)	118
Purchase and cancellation of common stock	(9,986)	(1,230)

Cash used in financing activities	(9,997)	(1,112)

Net Increase in Cash and Cash Equivalents	8,319	16,943
Cash and Cash Equivalents, Beginning of Period	78,659	47,656

Cash and Cash Equivalents, End of Period	$86,978	$64,599

Supplemental Cash Flow Information
Cash paid for interest expense	$70	$73
Cash paid for income taxes	$2,568	$2,746

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MARCH 26, 2016 AND MARCH 28, 2015

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 26, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of net sales. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

2.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $135.2 million and $132.9 million of accounts receivable during the thirteen weeks ended March 26, 2016 and March 28, 2015, respectively. If receivables had not been sold, $355.2 million and $335.9 million of additional accounts receivable would have been outstanding at March 26, 2016 and December 26, 2015, respectively, based on standard payment terms. Selling, general and administrative expenses for the thirteen weeks ended March 26, 2016 and March 28, 2015 included $2.5 million and $1.7 million, respectively, in financing costs associated with these accounts receivable sales programs.

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of cost or market. Inventories were as follows:

(in thousands)	March 26, 2016	December 26, 2015
Bulk product	$66,396	$78,533
Finished product	117,601	112,012
Packaging materials	3,589	3,180

Total	$187,586	$193,725

4.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock vests in accordance with the terms set forth in each restricted stock agreement. At March 26, 2016, 1,566,502 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of financial goals. We retain the restricted stock, and any dividends paid thereon, until the vesting conditions have been met. For awards with a service condition only, compensation cost related to the stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to the stock is recognized over the vesting period if it is probable that the financial goals will be attained. Compensation cost related to restricted stock was $0.4 million and $0.3 million for the thirteen weeks ended March 26, 2016 and March 28, 2015, respectively.

The following table summarizes our restricted stock activity for the thirteen weeks ended March 26, 2016:

	Shares	Weighted Average Price
Balance at December 26, 2015	43,242	$34.49
Granted	97,898	$43.72
Vested	(5,822)	$37.58
Cancelled	(240)	$18.94

Balance at March 26, 2016	135,078	$41.08

As of March 26, 2016, there was approximately $4.8 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 3.0 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as financing cash flows. The excess tax benefit generated from restricted shares which vested in each of the thirteen weeks ended March 26, 2016 and March 28, 2015 was $0.1 million and was credited to additional paid-in capital.

We grant stock options to certain employees and members of the Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income for the thirteen weeks ended March 26, 2016 and March 28, 2015 was less than $0.1 million in each period. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Income. No cost was capitalized during the thirteen weeks ended March 26, 2016 and the thirteen weeks ended March 28, 2015. We included a forfeiture assumption of 5.4% in the calculation of expense in each of the thirteen weeks ended March 26, 2016 and March 28, 2015.

We use the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. During the thirteen weeks ended March 26, 2016, we granted 46,684 stock options. There were no stock options granted in the thirteen weeks ended March 28, 2015.

The following table summarizes our stock option activity for the thirteen weeks ended March 26, 2016:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 26, 2015	40,000	$6.86
Granted	46,684	$41.59

Balance at March 26, 2016	86,684	$25.56	3.6	$2,420,860

Options exercisable at March 26, 2016	40,000	$6.86	2.0	$1,865,320

No stock options were exercised during the thirteen weeks ended March 26, 2016. As of March 26, 2016, there was $0.4 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.9 years.

There was no cash received or excess tax benefit generated in the thirteen weeks ended March 26, 2016 or March 28, 2015.

5.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of 73,000 shares and 19,000 shares were excluded from the calculation of diluted earnings per share as of March 26, 2016 and March 28, 2015, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended
(in thousands, except per share data)	March 26, 2016	March 28, 2015
Numerator
Net income	$24,671	$21,339
Denominator:
Weighted average basic shares outstanding	34,678	35,542
Effect of stock-based compensation awards	56	101

Weighted average diluted shares outstanding	34,734	35,643

Earnings Per Share:
Basic	$0.71	$0.60
Diluted	$0.71	$0.60

6.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the thirteen weeks ended March 26, 2016, we repurchased and cancelled 7,460 shares of common stock for $0.4 million at an average price of $48.23 per share. During the fifty-two weeks ended December 26, 2015, we repurchased and cancelled 33,430 shares of common stock for $1.6 million at an average price of $48.14 per share.

Our Board of Directors has authorized a share repurchase program up to $150 million through December 31, 2016. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the thirteen weeks ended March 26, 2016, we repurchased and cancelled 207,166 shares of common stock for $9.6 million at an average price of $46.46 per share under this program. For the fifty-two weeks ended December 26, 2015, we repurchased and cancelled 747,700 shares of common stock for $35.7 million at an average price of $47.77 per share under this program.

7.	Related-Party Transactions

We have a non-cancelable operating lease for our primary operating facility with a partnership in which Steven L. Berman, our Executive Chairman, and his family members, are partners. Based upon the terms of the lease, payments will be $1.6 million in fiscal 2016 and were $1.6 million in fiscal 2015. The lease with the partnership expires December 31, 2017. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed in fiscal 2012.

8.	Income Taxes

At March 26, 2016, we had $1.9 million of net unrecognized tax benefits, $1.4 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 26, 2016, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The amendments in this guidance do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Within the scope of this new guidance, an entity should measure inventory at the lower of cost and net realizable value; where, net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The new guidance must be applied on a prospective basis. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces existing lease guidance. The ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. The new guidance is effective for annual periods beginning after December 15, 2018, with early application permitted. The new standard is required to be applied with a modified retrospective approach. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Improvement to Employee Share-Based Payment Accounting, which amends the current guidance related to stock compensation. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows.

The update to the standard is effective for annual periods beginning after December 15, 2016, with early application permitted. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, unfavorable economic conditions, loss of key vendors, loss of third-party transportation providers, claims of intellectual property infringement, quality problems, delay in the development and design of new products, space limitations on our customers’ shelves, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, timing and amount of customers’ orders of Company’s products, unfavorable results of legal proceedings, dependence on the Company’s management team, disruption from events beyond the Company’s control, risks associated with conflict minerals, risks associated with cyber-attacks and other risks and factors identified from time to time in the reports the Company files with the SEC. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in “Part I Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015. You should not place undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or availability of new information.

Introduction

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto of Dorman Products, Inc. and its subsidiaries included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

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

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here is on formerly “dealer only” parts similar to the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have approximately 750 SKU’s in our medium and heavy duty product line.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of net sales. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

We operate on a fifty-two or fifty-three week fiscal year period ended on the last Saturday of the calendar year. Our 2016 fiscal year will be a fifty-three week period that will end on December 31, 2016. The fiscal year ended December 26, 2015 was a fifty-two week period.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Income:

	Thirteen Weeks Ended
	March 26, 2016		March 28, 2015
Net sales	$208.1	100.0%	$188.5	100.0%
Cost of goods sold	$127.6	61.3%	$115.6	61.3%
Gross profit	$80.6	38.7%	$72.9	38.7%
Selling, general and administrative expenses	$41.7	20.0%	$39.2	20.8%
Income from operations	$38.9	18.7%	$33.7	17.9%
Interest expense, net	$0.1	0.0%	$0.1	0.1%
Income before income taxes	$38.9	18.7%	$33.6	17.8%
Provision for income taxes	$14.2	6.8%	$12.3	6.5%
Net income	$24.7	11.9%	$21.3	11.3%

Thirteen Weeks Ended March 26, 2016 Compared to Thirteen Weeks Ended March 28, 2015

Net sales increased 10% to $208.1 million for the thirteen weeks ended March 26, 2016 from $188.5 million for the thirteen weeks ended March 28, 2015. The increase in net sales is primarily due to inventory expansion at one customer and overall strong demand for our products, including our new products.

Gross profit margin was 38.7% of net sales for both the thirteen weeks ended March 26, 2016 and March 28, 2015.

Selling, general and administrative expenses were $41.7 million for the thirteen weeks ended March 26, 2016 compared to $39.2 million for the thirteen weeks ended March 28, 2015. The increase during the thirteen weeks ended March 26, 2016 was primarily due to increased variable costs associated with higher net sales, a $0.9 million provision for doubtful accounts due to a customer that is in bankruptcy, and $0.7 million in increased expenses related to the accounts receivable sales program. Results for the thirteen weeks ended March 28, 2015 include $1.7 million in costs associated with our now completed September 2014 ERP conversion.

Our effective tax rate was 36.5% for the thirteen weeks ended March 26, 2016 and the thirteen weeks ended March 28, 2015.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flows we generate from our operations, including accounts receivable sales programs provided by our customers. Cash and cash equivalents at March 26, 2016 increased to $87.0 million from $78.7 million at December 26, 2015. Working capital was $392.2 million at March 26, 2016 compared to $380.1 million at December 26, 2015. Shareholders’ equity was $533.2 million at March 26, 2016 and $518.0 million at December 26, 2015. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, or other factors.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During the thirteen weeks ended March 26, 2016 and March 28, 2015, we sold approximately $135.2 million and $132.9 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2017. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at March 26, 2016 was LIBOR plus 65 basis points (1.09%). There were no borrowings under the facility as of March 26, 2016. As of March 26, 2016, we had two outstanding letters of credit for approximately $1.0 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.0 million available under the facility at March 26, 2016. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of March 26, 2016, we are in compliance with all financial covenants contained in the revolving credit facility.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	Thirteen Weeks Ended
(in thousands)	March 26, 2016	March 28, 2015
Cash provided by operating activities	$23,914	$23,804
Cash used in investing activities	(5,598)	(5,749)
Cash used in financing activities	(9,997)	(1,112)

Net increase in cash and cash equivalents	$8,319	$16,943

During the thirteen weeks ended March 26, 2016, cash provided by operating activities was $23.9 million primarily as a result of $24.7 million in net income, non-cash adjustments to net income of $5.5 million and a net increase in operating assets and liabilities of $6.3 million. Accounts receivable increased $4.5 million due to increased sales. Inventory decreased $6.1 million due to lower inventory purchases and increased net sales. Accounts payable decreased by $11.9 million due to lower inventory purchases and the timing of payments to our vendors.

During the thirteen weeks ended March 28, 2015, cash provided by operating activities was $23.8 million primarily as a result of $21.3 million in net income, non-cash adjustments to net income of $3.0 million and a net increase in operating assets and liabilities of $0.6 million. Accounts receivable decreased $4.9 million due to increased sales of accounts receivable which were partially offset by higher net sales. Inventory increased $9.5 million due to purchases to support sales growth and new product initiatives. Accounts payable increased $0.9 million due to timing of payments to our vendors.

Investing activities used $5.6 million of cash in the thirteen weeks ended March 26, 2016 and $5.7 million in the thirteen weeks ended March 28, 2015.

•	Capital spending in the thirteen weeks ended March 26, 2016 was primarily related to $2.8 million in tooling associated with new products and $1.0 million in enhancements and upgrades to our information systems.

•	Capital spending in the thirteen weeks ended March 28, 2015 was primarily related to $2.4 million in tooling associated with new products and $1.9 million in enhancements and upgrades to our information systems.

•	The remaining capital spending in both periods resulted from scheduled equipment replacements, certain facility improvements and other capital projects.

Financing activities used $10.0 million of cash in the thirteen weeks ended March 26, 2016 and $1.1 million in the thirteen weeks ended March 28, 2015.

•	In the thirteen weeks ended March 26, 2016, we paid $9.6 million to repurchase 207,166 common shares. In the thirteen weeks ended March 28, 2015, we paid $0.6 million to repurchase 13,700 common shares.

•	The remaining sources and uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of common stock from our 401(k) Plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the thirteen weeks ended March 26, 2016, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 26, 2015.

Foreign Currency Fluctuations

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

The largest portion of our overseas purchases comes from China. During the thirteen weeks ended March 26, 2016, the Chinese Yuan decreased in value relative to the U.S. Dollar by approximately 0.6%. During the fifty-two weeks ended December 26, 2015, the Chinese Yuan decreased in value relative to the U.S. Dollar by approximately 5.4%. Any future changes in the value of the Chinese Yuan relative to the U.S. Dollar may result in a change in the cost of products that we purchase from China.

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

New and Recently Adopted Accounting Pronouncements

Please refer to Note 10, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our available credit and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. A one percentage point increase in LIBOR would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $3.6 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 26, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended March 26, 2016.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended March 26, 2016, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 26, 2015 through January 23, 2016	83,333	$48.24	83,333	$69,880,645
January 24, 2016 through February 20, 2016	83,333	$43.36	83,333	$66,267,262
February 21, 2016 through March 26, 2016	48,627	$49.10	40,500	$64,274,560

Total	215,293	$46.54	207,166	$64,274,560

(1)	Includes 7,460 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 6 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Also includes shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period, if any. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan.
(2)	Our Board of Directors has authorized a share repurchase program up to $150 million through December 31, 2016. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 207,166 shares under this program during the thirteen weeks ended March 26, 2016.

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

April 28, 2016

/s/ Mathias J. Barton
Mathias J. Barton
President, Chief Executive Officer and Director
(principal executive officer)

April 28, 2016

/s/ Michael P. Ginnetti
Michael P. Ginnetti
Chief Financial Officer and Corporate Controller
(principal financial and accounting officer)

EXHIBIT INDEX

10.12†	Transition, Separation & General Release Agreement, dated February 4, 2016, between the Company and Matthew Kohnke. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated February 4, 2016.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended March 26, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.