Form 10-Q
period 2016-06-25
Dorman Products, Inc.
filed 2016-07-28
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2016

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

As of July 25, 2016, the registrant had 34,625,957 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 25, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except per share data)	June 25, 2016	June 27, 2015
Net sales	$209,573	$198,721
Cost of goods sold	127,409	122,151

Gross profit	82,164	76,570
Selling, general and administrative expenses	41,175	39,675

Income from operations	40,989	36,895
Interest expense, net	62	52

Income before income taxes	40,927	36,843
Provision for income taxes	14,945	13,700

Net income	$25,982	$23,143

Earnings Per Share:
Basic	$0.75	$0.65
Diluted	$0.75	$0.65

Weighted Average Shares Outstanding:
Basic	34,546	35,548
Diluted	34,626	35,614

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Twenty-six Weeks Ended
(in thousands, except per share data)	June 25, 2016	June 27, 2015
Net sales	$417,721	$387,195
Cost of goods sold	254,963	237,732

Gross profit	162,758	149,463
Selling, general and administrative expenses	82,838	78,916

Income from operations	79,920	70,547
Interest expense, net	119	104

Income before income taxes	79,801	70,443
Provision for income taxes	29,148	25,961

Net income	$50,653	$44,482

Earnings Per Share:
Basic	$1.46	$1.25
Diluted	$1.46	$1.25

Weighted Average Shares Outstanding:
Basic	34,615	35,545
Diluted	34,669	35,629

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	June 25, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$87,897	$78,659
Accounts receivable, less allowance for doubtful accounts and customer credits of $81,760 and $86,986	216,784	203,923
Inventories	178,972	193,725
Prepaids and other current assets	5,443	2,326

Total current assets	489,096	478,633

Property, plant and equipment, net	88,427	87,046
Goodwill and intangible assets, net	29,839	29,889
Deferred tax asset, net	7,642	7,557
Other assets	21,970	18,740

Total	$636,974	$621,865

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$52,883	$63,967
Accrued compensation	7,086	10,970
Other accrued liabilities	18,732	23,633

Total current liabilities	78,701	98,570

Other long-term liabilities	5,724	5,259
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 34,621,737 and 34,863,396 in 2016 and 2015, respectively	346	349
Additional paid-in capital	43,121	42,799
Retained earnings	509,082	474,888

Total shareholders’ equity	552,549	518,036

Total	$636,974	$621,865

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Twenty-six Weeks Ended
(in thousands)	June 25, 2016	June 27, 2015
Cash Flows from Operating Activities:
Net income	$50,653	$44,482
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	9,179	7,596
Provision for doubtful accounts	1,071	35
Benefit for deferred income taxes	(85)	(1,415)
Provision for non-cash stock compensation	1,048	528
Changes in assets and liabilities:
Accounts receivable	(13,932)	8,708
Inventories	14,753	(25,259)
Prepaids and other current assets	(1,172)	(680)
Other assets	(3,230)	(2,706)
Accounts payable	(11,408)	8,476
Accrued compensation and other liabilities	(10,333)	(4,910)

Cash provided by operating activities	36,544	34,855

Cash Flows from Investing Activities:
Property, plant and equipment additions	(10,118)	(11,016)
Purchase of equity investment	—	(2,000)

Cash used in investing activities	(10,118)	(13,016)

Cash Flows from Financing Activities:
Other stock related activity	(97)	49
Purchase and cancellation of common stock	(17,091)	(2,345)

Cash used in financing activities	(17,188)	(2,296)

Net Increase in Cash and Cash Equivalents	9,238	19,543
Cash and Cash Equivalents, Beginning of Period	78,659	47,656

Cash and Cash Equivalents, End of Period	$87,897	$67,199

Supplemental Cash Flow Information
Cash paid for interest expense	$133	$141
Cash paid for income taxes	$32,053	$27,480

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 25, 2016 AND JUNE 27, 2015

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 25, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of net sales. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

2.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $257.8 million and $266.9 million of accounts receivable during the twenty-six weeks ended June 25, 2016 and June 27, 2015, respectively. If receivables had not been sold, $345.0 million and $335.9 million of additional accounts receivable would have been outstanding at June 25, 2016 and December 26, 2015, respectively, based on standard payment terms. Selling, general and administrative expenses for the twenty-six weeks ended June 25, 2016 and June 27, 2015 included $4.4 million and $3.6 million, respectively, in financing costs associated with these accounts receivable sales programs.

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of cost or market. Inventories were as follows:

(in thousands)	June 25, 2016	December 26, 2015
Bulk product	$62,860	$78,533
Finished product	112,404	112,012
Packaging materials	3,708	3,180

Total	$178,972	$193,725

4.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock vests in accordance with the terms set forth in each restricted stock agreement. At June 25, 2016, 1,537,076 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of financial goals. We retain the restricted stock, and any dividends paid thereon, until the vesting conditions have been met. For awards with a service condition only, compensation cost related to the stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to the stock is recognized over the vesting period if it is probable that the financial goals will be attained. Compensation cost related to restricted stock was $1.0 million and $0.5 million for the twenty-six weeks ended June 25, 2016 and June 27, 2015, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Income. No cost was capitalized during the twenty-six weeks ended June 25, 2016 or the twenty-six weeks ended June 27, 2015.

The following table summarizes our restricted stock activity for the twenty-six weeks ended June 25, 2016:

	Shares	Weighted Average Price
Balance at December 26, 2015	43,242	$34.49
Granted	112,924	$45.22
Vested	(23,822)	$30.27
Cancelled	(240)	$18.94

Balance at June 25, 2016	132,104	$44.45

As of June 25, 2016, there was approximately $4.9 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of 3.0 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as financing cash flows. The excess tax benefit generated from restricted shares which vested was $0.2 million and $0.3 million in the twenty-six weeks ended June 25, 2016 and June 27, 2015, respectively, and was credited to additional paid-in capital.

We grant stock options to certain employees and members of the Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income for the twenty-six weeks ended June 25, 2016 and June 27, 2015 was less than $0.1 million in each period. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Income. No cost was capitalized during the twenty-six weeks ended June 25, 2016 or the twenty-six weeks ended June 27, 2015. We included a forfeiture assumption of 5.4% in the calculation of expense in each of the twenty-six weeks ended June 25, 2016 and June 27, 2015.

We use the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. During the twenty-six weeks ended June 25, 2016, we granted 61,084 stock options. There were no stock options granted in the twenty-six weeks ended June 27, 2015.

The following table summarizes our stock option activity for the twenty-six weeks ended June 25, 2016:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 26, 2015	40,000	$6.86
Granted	61,084	$44.36

Balance at June 25, 2016	101,084	$29.52	3.6	$2,441,178

Options exercisable at June 25, 2016	40,000	$6.86	1.8	$1,860,520

No stock options were exercised during the twenty-six weeks ended June 25, 2016. As of June 25, 2016, there was $0.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.7 years.

There was no cash received or excess tax benefit generated from stock option exercises in the twenty-six weeks ended June 25, 2016 or June 27, 2015.

5.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of approximately 15,700 shares and 7,200 shares were excluded from the calculation of diluted earnings per share as of June 25, 2016 and June 27, 2015, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share data)	June 25, 2016	June 27, 2015	June 25, 2016	June 27, 2015
Numerator
Net income	$25,982	$23,143	$50,653	$44,482
Denominator:
Weighted average basic shares outstanding	34,546	35,548	34,615	35,545
Effect of stock-based compensation awards	80	66	54	84

Weighted average diluted shares outstanding	34,626	35,614	34,669	35,629

Earnings Per Share:
Basic	$0.75	$0.65	$1.46	$1.25
Diluted	$0.75	$0.65	$1.46	$1.25

6.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the twenty-six weeks ended June 25, 2016, we repurchased and cancelled 19,280 shares of common stock for $1.0 million at an average price of $51.88 per share. During the fifty-two weeks ended December 26, 2015, we repurchased and cancelled 33,430 shares of common stock for $1.6 million at an average price of $48.14 per share.

Our Board of Directors authorized a share repurchase program up to $150 million through December 31, 2016. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the twenty-six weeks ended June 25, 2016, we repurchased and cancelled 329,666 shares of common stock for $16.1 million at an average price of $48.81 per share under this program. For the fifty-two weeks ended December 26, 2015, we repurchased and cancelled 747,700 shares of common stock for $35.7 million at an average price of $47.77 per share under this program. As of June 25, 2016, we have $57.8 million remaining under this program to repurchase shares.

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

At June 25, 2016, we had $2.0 million of net unrecognized tax benefits, $1.5 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 25, 2016, we had approximately $0.3 million of accrued interest related to uncertain tax positions.

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

11.	Subsequent Events

On July 19, 2016, we acquired a 40% minority equity interest in Powertrain Industries, Inc. (“PTI”), a leading manufacturer of driveshafts and driveline related products, for approximately $6.2 million. PTI is headquartered in Garden Grove, CA with four driveshaft manufacturing facilities located regionally throughout the U.S.

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

We generate virtually all of our revenues from customers in the North American automotive aftermarket, primarily in the United States. Our products are sold primarily through automotive aftermarket retailers (such as Advance Auto Parts, AutoZone and O’Reilly Auto Parts), national, regional and local warehouse distributors (such as Genuine Parts Co – NAPA), specialty markets and salvage yards. We also distribute automotive replacement parts outside the United States, with sales into Europe, Mexico, the Middle East, Asia and Canada.

The automotive aftermarket has benefited from some of the factors affecting the general economy, including the impact of recessions, unemployment, and fluctuating gas prices. We believe vehicle owners have become more likely to keep their current vehicles longer and perform necessary repairs and maintenance in order to keep those vehicles well maintained as a result of these factors. According to data published by Polk, a division of IHS Automotive, the average age of vehicles was 11.5 years as of July 2015, which is an increase from 11.4 years as of June 2014 despite increasing new car sales. The number of miles driven is another important statistic that impacts our business. According to the United States Department of Transportation, the number of miles driven has increased each year since 2011 with miles driven having increased 3.5% as of November 2015 as compared to November 2014. Generally, as vehicles are driven more miles, the more likely it is that parts will fail. We believe that the combination of the vehicle age increase and number of miles driven has contributed to a portion of our sales growth.

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

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here is on formerly “dealer only” parts similar to the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have approximately 820 SKU’s in our medium and heavy duty product line.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Income:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 25, 2016		June 27, 2015		June 25, 2016		June 27, 2015
Net sales	$209.6	100.0%	$198.7	100.0%	$417.7	100.0%	$387.2	100.0%
Cost of goods sold	$127.4	60.8%	$122.2	61.5%	$255.0	61.0%	$237.7	61.4%
Gross profit	$82.2	39.2%	$76.6	38.5%	$162.8	39.0%	$149.5	38.6%
Selling, general and administrative expenses	$41.2	19.6%	$39.7	19.9%	$82.8	19.9%	$78.9	20.4%
Income from operations	$41.0	19.6%	$36.9	18.6%	$79.9	19.1%	$70.5	18.2%
Interest expense, net	$0.1	0.1%	$0.1	0.1%	$0.1	0.0%	$0.1	0.0%
Income before income taxes	$40.9	19.5%	$36.8	18.5%	$79.8	19.1%	$70.4	18.2%
Provision for income taxes	$14.9	7.1%	$13.7	6.9%	$29.1	7.0%	$26.0	6.7%
Net income	$26.0	12.4%	$23.1	11.6%	$50.7	12.1%	$44.5	11.5%

Thirteen Weeks Ended June 25, 2016 Compared to Thirteen Weeks Ended June 27, 2015

Net sales increased 5% to $209.6 million for the thirteen weeks ended June 25, 2016 from $198.7 million for the thirteen weeks ended June 27, 2015. Net sales growth at several of our large customers was partially offset by purchases from one large customer due to its first quarter of 2016 inventory build and the consolidation of another large customer.

Gross profit margin was 39.2% of net sales for the thirteen weeks ended June 25, 2016 and 38.5% of net sales for the thirteen weeks ended June 27, 2015. The improvement in gross profit margin was due to a favorable sales mix, lower transportation costs, and lower provisions for excess inventory during the thirteen weeks ended June 25, 2016 compared to the thirteen weeks ended June 27, 2015.

Selling, general and administrative expenses were $41.2 million for the thirteen weeks ended June 25, 2016 compared to $39.7 million for the thirteen weeks ended June 27, 2015. The increase during the thirteen weeks ended June 25, 2016 was primarily due to increased variable costs associated with higher net sales and $0.6 million of increased incentive compensation expenses compared to the thirteen weeks ended June 27, 2015. Results for the thirteen weeks ended June 27, 2015 include $1.0 million in costs associated with our now completed September 2014 ERP conversion.

Our effective tax rate was 36.5% for the thirteen weeks ended June 25, 2016 and 37.2% for the thirteen weeks ended June 27, 2015. The effective income tax rate decreased primarily due to lower provisions for state income taxes.

Twenty-six Weeks Ended June 25, 2016 Compared to Twenty-six Weeks Ended June 27, 2015

Net sales increased 8% to $417.7 million for the twenty-six weeks ended June 25, 2016 from $387.2 million for the twenty-six weeks ended June 27, 2015. The increase in net sales is primarily due to an inventory build at one customer in the first quarter of 2016 and overall strong demand for our products, including our new products.

Gross profit margin was 39.0% of net sales for the twenty-six weeks ended June 25, 2016 and 38.6% of net sales for the twenty-six weeks ended June 27, 2015. The improvement in gross profit margin was due to a favorable sales mix and lower transportation costs during the twenty-six weeks ended June 25, 2016 compared to the twenty-six weeks ended June 27, 2015.

Selling, general and administrative expenses were $82.8 million for the twenty-six weeks ended June 25, 2016 compared to $78.9 million for the twenty-six weeks ended June 27, 2015. The increase during the twenty-six weeks ended June 25, 2016 was primarily due to increased variable costs associated with higher net sales, a $0.9 million provision for doubtful accounts due to a customer that is in bankruptcy, and $0.8 million in increased expenses related to the accounts receivable sales program. Results for the twenty-six weeks ended June 27, 2015 include $2.7 million in costs associated with our now completed September 2014 ERP conversion.

Our effective tax rate was 36.5% for the twenty-six weeks ended June 25, 2016 and 36.9% for the twenty-six weeks ended June 27, 2015. The effective income tax rate decreased primarily due to lower provisions for state income taxes.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flows we generate from our operations, including accounts receivable sales programs provided by our customers. Cash and cash equivalents at June 25, 2016 increased to $87.9 million from $78.7 million at December 26, 2015. Working capital was $410.4 million at June 25, 2016 compared to $380.1 million at December 26, 2015. Shareholders’ equity was $552.5 million at June 25, 2016 and $518.0 million at December 26, 2015. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, or other factors.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During the twenty-six weeks ended June 25, 2016 and June 27, 2015, we sold approximately $257.8 million and $266.9 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2017. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at June 25, 2016 was LIBOR plus 65 basis points (1.10%). There were no borrowings under the facility as of June 25, 2016. As of June 25, 2016, we had two outstanding letters of credit for approximately $1.0 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.0 million available under the facility at June 25, 2016. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of June 25, 2016, we were in compliance with all financial covenants contained in the revolving credit facility.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	Twenty-six Weeks Ended
(in thousands)	June 25, 2016	June 27, 2015
Cash provided by operating activities	$36,544	$34,855
Cash used in investing activities	(10,118)	(13,016)
Cash used in financing activities	(17,188)	(2,296)

Net increase in cash and cash equivalents	$9,238	$19,543

During the twenty-six weeks ended June 25, 2016, cash provided by operating activities was $36.5 million primarily as a result of $50.7 million in net income, non-cash adjustments to net income of $11.2 million and a net increase in operating assets and liabilities of $25.4 million. Accounts receivable increased $13.9 million due to increased sales. Inventory decreased $14.8 million due to lower inventory purchases and increased net sales. Accounts payable decreased by $11.4 million due to lower inventory purchases. Other liabilities decreased by $10.3 million due to a decrease in the income taxes payable and a decrease in accrued customer rebates.

During the twenty-six weeks ended June 27, 2015, cash provided by operating activities was $34.9 million primarily as a result of $44.5 million in net income, non-cash adjustments to net income of $6.7 million and a net increase in operating assets and liabilities of $16.4 million. Accounts receivable decreased $8.7 million due to increased sales of accounts receivable which were partially offset by higher net sales. Inventory increased $25.3 million due to purchases to support sales growth and new product initiatives. Accounts payable increased $8.5 million due to increased inventory purchases and the timing of payments to our vendors. Other liabilities decreased by $4.9 million due to a decrease in the income taxes payable and a decrease in accrued customer rebates.

Investing activities used $10.1 million of cash in the twenty-six weeks ended June 25, 2016 and $13.0 million in the twenty-six weeks ended June 27, 2015.

•	Capital spending in the twenty-six weeks ended June 25, 2016 was primarily related to $5.0 million in tooling associated with new products and $2.6 million in enhancements and upgrades to our information systems.

•	Capital spending in the twenty-six weeks ended June 27, 2015 was primarily related to $5.3 million in tooling associated with new products, $2.0 million in the purchase of a minority equity interest, and $2.8 million in enhancements and upgrades to our information systems.

•	The remaining capital spending in both periods resulted from scheduled equipment replacements, certain facility improvements and other capital projects.

Financing activities used $17.2 million of cash in the twenty-six weeks ended June 25, 2016 and $2.3 million in the twenty-six weeks ended June 27, 2015.

•	In the twenty-six weeks ended June 25, 2016, we paid $16.1 million to repurchase 329,666 common shares. In the twenty-six weeks ended June 27, 2015, we paid $1.5 million to repurchase 32,900 common shares.

•	The remaining sources and uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of common stock from our 401(k) Plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the twenty-six weeks ended June 25, 2016, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 26, 2015.

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

The largest portion of our overseas purchases comes from China. During the twenty-six weeks ended June 25, 2016, the Chinese Yuan decreased in value relative to the U.S. Dollar by approximately 2.0%. During the fifty-two weeks ended December 26, 2015, the Chinese Yuan decreased in value relative to the U.S. Dollar by approximately 5.4%. Any future changes in the value of the Chinese Yuan relative to the U.S. Dollar may result in a change in the cost of products that we purchase from China.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended June 25, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended June 25, 2016, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 27, 2016 through April 23, 2016	7,750	$53.93	—	$64,274,560
April 24, 2016 through May 21, 2016	61,448	$52.36	55,500	$61,373,905
May 22, 2016 through June 25, 2016	69,852	$53.27	67,000	$57,809,775

Total	139,050	$52.91	122,500	$57,809,775

(1)	Includes 11,820 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 6 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Also includes 4,730 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period, if any. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan.
(2)	On December 12, 2013, we announced that our Board of Directors authorized a share repurchase program up to $10 million of our outstanding common stock by the end of 2014. Through several expansion and extensions, our Board of Directors has expanded the program to $150 million and expanded the program through December 31, 2016. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 122,500 shares under this program during the thirteen weeks ended June 25, 2016.

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

Dorman Products, Inc.

July 28, 2016

/s/ Mathias J. Barton
Mathias J. Barton
President and Chief Executive Officer
(principal executive officer)

July 28, 2016

/s/ Kevin M. Olsen
Kevin M. Olsen
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

10.13†	Offer Letter, dated May 2, 2016, by and between the Company and Kevin Olsen. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed on May 25, 2016.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended June 25, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.