Form 10-Q
period 2016-09-24
Dorman Products, Inc.
filed 2016-10-26
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2016

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

As of October 24, 2016, the registrant had 34,613,547 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 24, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except per share data)	September 24, 2016	September 26, 2015
Net sales	$212,786	$210,928
Cost of goods sold	129,641	130,134

Gross profit	83,145	80,794
Selling, general and administrative expenses	41,512	39,554

Income from operations	41,633	41,240
Interest expense, net	61	48

Income before income taxes	41,572	41,192
Provision for income taxes	14,877	15,132

Net income	$26,695	$26,060

Earnings Per Share:
Basic	$0.77	$0.73
Diluted	$0.77	$0.73
Weighted Average Shares Outstanding:
Basic	34,572	35,514
Diluted	34,672	35,575

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Thirty-nine Weeks Ended
(in thousands, except per share data)	September 24, 2016	September 26, 2015
Net sales	$630,507	$598,123
Cost of goods sold	384,604	367,866

Gross profit	245,903	230,257
Selling, general and administrative expenses	124,350	118,470

Income from operations	121,553	111,787
Interest expense, net	180	152

Income before income taxes	121,373	111,635
Provision for income taxes	44,025	41,093

Net income	$77,348	$70,542

Earnings Per Share:
Basic	$2.24	$1.99
Diluted	$2.23	$1.98
Weighted Average Shares Outstanding:
Basic	34,560	35,535
Diluted	34,626	35,611

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	September 24, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$95,142	$78,659
Accounts receivable, less allowance for doubtful accounts and customer credits of $85,797 and $86,986	245,006	203,923
Inventories	168,245	193,725
Prepaids and other current assets	4,259	2,326

Total current assets	512,652	478,633

Property, plant and equipment, net	88,384	87,046
Goodwill and intangible assets, net	29,814	29,889
Deferred tax asset, net	7,581	7,557
Other assets	29,574	18,740

Total	$668,005	$621,865

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$52,481	$63,967
Accrued compensation	8,668	10,970
Other accrued liabilities	22,156	23,633

Total current liabilities	83,305	98,570

Other long-term liabilities	5,536	5,259
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 34,613,547 and 34,863,396 in 2016 and 2015, respectively	346	349
Additional paid-in capital	43,756	42,799
Retained earnings	535,062	474,888

Total shareholders’ equity	579,164	518,036

Total	$668,005	$621,865

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Thirty-nine Weeks Ended
(in thousands)	September 24, 2016	September 26, 2015
Cash Flows from Operating Activities:
Net income	$77,348	$70,542
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	13,890	11,739
Provision for doubtful accounts	1,146	85
Benefit for deferred income taxes	(24)	(2,462)
Provision for non-cash stock compensation	1,718	752
Changes in assets and liabilities:
Accounts receivable	(42,229)	6,693
Inventories	24,480	(21,727)
Prepaids and other current assets	(911)	(397)
Other assets	(4,639)	(4,652)
Accounts payable	(11,646)	377
Accrued compensation and other liabilities	(4,627)	(3,467)

Cash provided by operating activities	55,506	57,483

Cash Flows from Investing Activities:
Property, plant and equipment additions	(14,890)	(16,534)
Purchase of equity investment	(6,195)	(2,000)

Cash used in investing activities	(21,085)	(18,534)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	16
Other stock related activity	(109)	34
Purchase and cancellation of common stock	(17,829)	(7,334)

Cash used in financing activities	(17,938)	(7,284)

Net Increase in Cash and Cash Equivalents	16,483	31,665
Cash and Cash Equivalents, Beginning of Period	78,659	47,656

Cash and Cash Equivalents, End of Period	$95,142	$79,321

Supplemental Cash Flow Information
Cash paid for interest expense	$200	$211
Cash paid for income taxes	$46,121	$41,709

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THRITY-NINE WEEKS ENDED SEPTEMBER 24, 2016 AND SEPTEMBER 26, 2015

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 24, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of net sales. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2015.

2.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $366.6 million and $391.9 million of accounts receivable during the thirty-nine weeks ended September 24, 2016 and September 26, 2015, respectively. If receivables had not been sold, $337.3 million and $335.9 million of additional accounts receivable would have been outstanding at September 24, 2016 and December 26, 2015, respectively, based on standard payment terms. Selling, general and administrative expenses for the thirty-nine weeks ended September 24, 2016 and September 26, 2015 included $6.3 million and $5.4 million, respectively, in financing costs associated with these accounts receivable sales programs.

3.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of cost or market. Inventories were as follows:

(in thousands)	September 24, 2016	December 26, 2015
Bulk product	$62,445	$78,533
Finished product	102,331	112,012
Packaging materials	3,469	3,180

Total	$168,245	$193,725

4.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock vests in accordance with the terms set forth in each restricted stock agreement. At September 24, 2016, 1,532,856 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of financial goals. We retain the restricted stock, and any dividends paid thereon, until the vesting conditions have been met. For awards with a service condition only, compensation cost related to the stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to the stock is recognized over the vesting period if it is probable that the financial goals will be attained. Compensation cost related to restricted stock was $1.6 million and $0.7 million for the thirty-nine weeks ended September 24, 2016 and September 26, 2015, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Income. No cost was capitalized during the thirty-nine weeks ended September 24, 2016 or the thirty-nine weeks ended September 26, 2015.

The following table summarizes our restricted stock activity for the thirty-nine weeks ended September 24, 2016:

	Shares	Weighted Average Price
Balance at December 26, 2015	43,242	$34.49
Granted	117,144	$45.63
Vested	(23,822)	$30.27
Cancelled	(240)	$18.94

Balance at September 24, 2016	136,324	$44.83

As of September 24, 2016, there was approximately $4.5 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of 2.9 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as financing cash flows. The excess tax benefit generated from restricted shares which vested was $0.2 million and $0.3 million in the thirty-nine weeks ended September 24, 2016 and September 26, 2015, respectively, and was credited to additional paid-in capital.

We grant stock options to certain employees and members of the Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income for the thirty-nine weeks ended September 24, 2016 and September 26, 2015 was less than $0.1 million in each period. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Income. No cost was capitalized during the thirty-nine weeks ended September 24, 2016 or the thirty-nine weeks ended September 26, 2015. We included a forfeiture assumption of 5.4% in the calculation of expense in each of the thirty-nine weeks ended September 24, 2016 and September 26, 2015.

We use the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. During the thirty-nine weeks ended September 24, 2016, we granted 61,084 stock options. There were no stock options granted in the thirty-nine weeks ended September 26, 2015.

The following table summarizes our stock option activity for the thirty-nine weeks ended September 24, 2016:

	Shares	Weighted Average Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 26, 2015	40,000	$6.86
Granted	61,084	$44.36

Balance at September 24, 2016	101,084	$29.52	3.3	$3,737,400

Options exercisable at September 24, 2016	40,000	$6.86	1.5	$2,385,320

No stock options were exercised during the thirty-nine weeks ended September 24, 2016. As of September 24, 2016, there was $0.5 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.5 years.

There was no cash received or excess tax benefit generated from stock option exercises in the thirty-nine weeks ended September 24, 2016 or September 26, 2015.

5.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of approximately 16,000 shares and 7,000 shares were excluded from the calculation of diluted earnings per share as of September 24, 2016 and September 26, 2015, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
(in thousands, except per share data)	September 24, 2016	September 26, 2015	September 24, 2016	September 26, 2015
Numerator
Net income	$26,695	$26,060	$77,348	$70,542
Denominator:
Weighted average basic shares outstanding	34,572	35,514	34,560	35,535
Effect of stock-based compensation awards	100	61	66	76

Weighted average diluted shares outstanding	34,672	35,575	34,626	35,611

Earnings Per Share:
Basic	$0.77	$0.73	$2.24	$1.99
Diluted	$0.77	$0.73	$2.23	$1.98

6.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the thirty-nine weeks ended September 24, 2016, we repurchased and cancelled 31,690 shares of common stock for $1.7 million at an average price of $54.85 per share. During the fifty-two weeks ended December 26, 2015, we repurchased and cancelled 33,430 shares of common stock for $1.46 million at an average price of $48.14 per share.

Our Board of Directors authorized a share repurchase program of up to $150 million through December 31, 2016. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the thirty-nine weeks ended September 24, 2016, we repurchased and cancelled 329,666 shares of common stock for $16.1 million at an average price of $48.81 per share under this program. For the fifty-two weeks ended December 26, 2015, we repurchased and cancelled 747,700 shares of common stock for $35.7 million at an average price of $47.77 per share under this program. As of September 24, 2016, we have $57.8 million remaining under this program to repurchase shares.

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

We are a partner in a joint venture with one of our suppliers and own a minority interest in two other suppliers, including Powertrain Industries, Inc. (“PTI”) whom we acquired a 40% minority equity interest on July 19, 2016 for $6.2 million. PTI is a leading manufacturer of driveshafts and driveline related products and is headquartered in Garden Grove, CA with four driveshaft manufacturing facilities located regionally throughout the United States. At any time, we can elect to purchase all of remaining capital stock of PTI. Also, between July 2019 and July 2021, the majority shareholders may require us to purchase all of the remaining capital stock of PTI. In either case, the purchase price of the shares will be determined using an earnings multiple specified in the PTI purchase agreement.

8.	Income Taxes

At September 24, 2016, we had $1.9 million of net unrecognized tax benefits, $1.4 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 24, 2016, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

We file income tax returns in the United States, China and Mexico. All years before 2013 are closed for federal tax purposes. We are currently under examination by one state tax authority for years 2011-2012. Tax years before 2011 are closed for the remaining states in which we file. We filed tax returns in Sweden through 2012 and all years prior to 2009 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could impact the Company’s unrecognized tax benefits.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

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

The automotive aftermarket has benefited from some of the factors affecting the general economy, including the impact of recessions, unemployment, and fluctuating gas prices. We believe vehicle owners have become more likely to keep their current vehicles longer and perform necessary repairs and maintenance in order to keep those vehicles well maintained as a result of these factors. According to data published by Polk, a division of IHS Automotive, the average age of vehicles was 11.6 years as of January 2016, which is an increase from 11.5 years as of January 2015 despite increasing new car sales. The number of miles driven is another important statistic that impacts our business. According to the United States Department of Transportation, the number of miles driven has increased each year since 2011 with miles driven having increased 3.5% as of November 2015 as compared to

November 2014. Generally, as vehicles are driven more miles, the more likely it is that parts will fail. We believe that the combination of the vehicle age increase and number of miles driven has contributed to a portion of our sales growth.

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

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here is on formerly “dealer only” parts similar to the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have approximately 875 SKU’s in our medium and heavy duty product line.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Income:

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 24, 2016		September 26, 2015		September 24, 2016		September 26, 2015
Net sales	$212.8	100.0%	$210.9	100.0%	$630.5	100.0%	$598.1	100.0%
Cost of goods sold	$129.6	60.9%	$130.1	61.7%	$384.6	61.0%	$367.9	61.5%
Gross profit	$83.1	39.1%	$80.8	38.3%	$245.9	39.0%	$230.3	38.5%
Selling, general and administrative expenses	$41.5	19.5%	$39.6	18.7%	$124.4	19.7%	$118.5	19.8%
Income from operations	$41.6	19.6%	$41.2	19.6%	$121.6	19.3%	$111.8	18.7%
Interest expense, net	$0.0	0.1%	$0.0	0.1%	$0.2	0.0%	$0.2	0.0%
Income before income taxes	$41.6	19.5%	$41.2	19.5%	$121.4	19.3%	$111.6	18.7%
Provision for income taxes	$14.9	7.0%	$15.1	7.1%	$44.0	7.0%	$41.1	6.9%
Net income	$26.7	12.5%	$26.1	12.4%	$77.3	12.3%	$70.5	11.8%

Thirteen Weeks Ended September 24, 2016 Compared to Thirteen Weeks Ended September 26, 2015

Net sales increased 1% to $212.8 million for the thirteen weeks ended September 24, 2016 from $210.9 million for the thirteen weeks ended September 26, 2015. Net sales for the thirteen weeks ended September 26, 2015 included a significant benefit from stocking orders from one of our major retail customers.

Gross profit margin was 39.1% of net sales for the thirteen weeks ended September 24, 2016 and 38.3% of net sales for the thirteen weeks ended September 26, 2015. The improvement in gross profit margin was due to a favorable sales mix and lower provisions for excess inventory during the thirteen weeks ended September 24, 2016 compared to the thirteen weeks ended September 26, 2015.

Selling, general and administrative expenses were $41.5 million for the thirteen weeks ended September 24, 2016 compared to $39.6 million for the thirteen weeks ended September 26, 2015. The increase during the thirteen weeks ended September 24, 2016 was primarily due to increased investments in new product development and $0.7 million in increased incentive compensation expenses compared to the thirteen weeks ended September 26, 2015.

Our effective tax rate was 35.8% for the thirteen weeks ended September 24, 2016 and 36.7% for the thirteen weeks ended September 26, 2015. The effective income tax rate decreased primarily due to lower provisions for state income taxes and increased benefits for research and development tax credits.

Thirty-nine Weeks Ended September 24, 2016 Compared to Thirty-nine Weeks Ended September 26, 2015

Net sales increased 5% to $630.5 million for the thirty-nine weeks ended September 24, 2016 from $598.1 million for the thirty-nine weeks ended September 26, 2015. The increase in net sales is primarily due to overall strong demand for our products, including our new products.

Gross profit margin was 39.0% of net sales for the thirty-nine weeks ended September 24, 2016 and 38.5% of net sales for the thirty-nine weeks ended September 26, 2015. The improvement in gross profit margin was due to a favorable sales mix and lower provisions for excess inventory during the thirty-nine weeks ended September 24, 2016 compared to the thirty-nine weeks ended September 26, 2015.

Selling, general and administrative expenses were $124.4 million for the thirty-nine weeks ended September 24, 2016 compared to $118.5 million for the thirty-nine weeks ended September 26, 2015. The increase during the thirty-nine weeks ended September 24, 2016 was primarily due to increased variable costs associated with higher net sales, $1.9 million in increased incentive compensation expense, a $0.9 million provision for doubtful accounts due to a customer that is in bankruptcy, and $1.0 million in increased expenses related to the accounts receivable sales program. Results for the thirty-nine weeks ended September 26, 2015 include $2.7 million in costs associated with our now completed September 2014 ERP conversion.

Our effective tax rate was 36.3% for the thirty-nine weeks ended September 24, 2016 and 36.8% for the thirty-nine weeks ended September 26, 2015. The effective income tax rate decreased primarily due to lower provisions for state income taxes and increased benefits for research and development tax credits.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flows we generate from our operations, including accounts receivable sales programs provided by our customers. Cash and cash equivalents at September 24, 2016 increased to $95.1 million from $78.7 million at December 26, 2015. Working capital was $429.3 million at September 24, 2016 compared to $380.1 million at December 26, 2015. Shareholders’ equity was $579.2 million at September 24, 2016 and $518.0 million at December 26, 2015. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, or other factors.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During the thirty-nine weeks ended September 24, 2016 and September 26, 2015, we sold approximately $366.6 million and $391.9 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2017. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at September 24, 2016 was LIBOR plus 65 basis points (1.18%). There were no borrowings under the facility as of September 24, 2016. As of September 24, 2016, we had two outstanding letters of credit for approximately $1.0 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.0 million available under the facility at September 24, 2016. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of September 24, 2016, we were in compliance with all financial covenants contained in the revolving credit facility.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	Thirty-nine Weeks Ended
(in thousands)	September 24, 2016	September 26, 2015
Cash provided by operating activities	$55,506	$57,483
Cash used in investing activities	(21,085)	(18,534)
Cash used in financing activities	(17,938)	(7,284)

Net increase in cash and cash equivalents	$16,483	$31,665

During the thirty-nine weeks ended September 24, 2016, cash provided by operating activities was $55.5 million primarily as a result of $77.3 million in net income, non-cash adjustments to net income of $16.7 million and a net increase in operating assets and liabilities of $38.6 million. Accounts receivable increased $42.2 million due to increased net sales. Inventory decreased $25.5 million due to lower inventory purchases and the positive effects of several inventory management initiatives. Accounts payable decreased by $11.6 million due to lower inventory purchases. Other liabilities decreased by $4.6 million due to reductions in income taxes payable and compensation-related accruals.

During the thirty-nine weeks ended September 26, 2015, cash provided by operating activities was $57.5 million primarily as a result of $70.5 million in net income, non-cash adjustments to net income of $10.1 million and a net increase in operating assets and liabilities of $23.2 million. Accounts receivable decreased $6.7 million due to increased sales of accounts receivable which were partially offset by higher net sales. Inventory increased $21.7 million due to purchases to support sales growth and new product initiatives. Other liabilities decreased by $3.5 million due to a reduction in accrued customer rebates.

Investing activities used $21.1 million of cash in the thirty-nine weeks ended September 24, 2016 and $18.5 million in the thirty-nine weeks ended September 26, 2015.

•	Capital spending in the thirty-nine weeks ended September 24, 2016 was primarily related to $8.3 million in tooling associated with new products, $3.2 million in enhancements and upgrades to our information systems, and $6.2 million to purchase a minority equity interest.

•	Capital spending in the thirty-nine weeks ended September 26, 2015 was primarily related to $8.4 million in tooling associated with new products, $2.0 million in the purchase of a minority equity interest, and $4.3 million in enhancements and upgrades to our information systems.

•	The remaining capital spending in both periods resulted from scheduled equipment replacements, certain facility improvements and other capital projects.

Financing activities used $17.9 million of cash in the thirty-nine weeks ended September 24, 2016 and $7.3 million in the thirty-nine weeks ended September 26, 2015.

•	In the thirty-nine weeks ended September 24, 2016, we paid $16.1 million to repurchase 329,666 common shares. In the thirty-nine weeks ended September 26, 2015, we paid $7.3 million to repurchase 150,740 common shares.

•	The remaining sources and uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of common stock from our 401(k) Plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the thirty-nine weeks ended September 24, 2016, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 26, 2015.

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

The largest portion of our overseas purchases comes from China. During the thirty-nine weeks ended September 24, 2016, the Chinese Yuan decreased in value relative to the U.S. Dollar by approximately 3.2%. During the fifty-two weeks ended December 26, 2015, the Chinese Yuan decreased in value relative to the U.S. Dollar by approximately 5.4%. Any future changes in the value of the Chinese Yuan relative to the U.S. Dollar may result in a change in the cost of products that we purchase from China.

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

New and Recently Adopted Accounting Pronouncements

Please refer to Note 10, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our available credit and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. A one percentage point increase in LIBOR would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $3.7 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 24, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended September 24, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended September 24, 2016, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
June 26, 2016 through July 23, 2016	8,070	$57.58	—	$57,809,775
July 24, 2016 through August 20, 2016	2,850	$62.38	—	$57,809,775
August 21, 2016 through September 24, 2016	1,490	$64.09	—	$57,809,775

Total	12,410	$59.46	—	$57,809,775

(1)	Includes 12,410 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 6 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q).
(2)	On December 12, 2013, we announced that our Board of Directors authorized a share repurchase program of up to $10 million of our outstanding common stock by the end of 2014. Through several expansion and extensions, our Board of Directors has expanded the program to $150 million and extended the program through December 31, 2016. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We did not repurchase shares under this program during the thirteen weeks ended September 24, 2016.

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

Dorman Products, Inc.

October 26, 2016

/s/ Mathias J. Barton
Mathias J. Barton
President and Chief Executive Officer
(principal executive officer)

October 26, 2016

/s/ Kevin M. Olsen
Kevin M. Olsen
Senior Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended September 24, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.