Form 10-K
period 2016-12-31
Dorman Products, Inc.
filed 2017-02-27
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 17, 2017 the registrant had 34,547,089 shares of common stock, $0.01 par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 25, 2016 was $1,407,837,036.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement, in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

DORMAN PRODUCTS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2016

The Company’s fiscal year ends on the last Saturday of the calendar year.

References to	Refers to the year ended
Fiscal 2012	December 29, 2012
Fiscal 2013	December 28, 2013
Fiscal 2014	December 27, 2014
Fiscal 2015	December 26, 2015
Fiscal 2016	December 31, 2016

PART I

Item 1.	Business.

General

Dorman Products, Inc. was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

We believe we are a leading supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket. We distribute and market approximately 155,000 different stock keeping units (“SKU’s”) of automotive replacement parts and fasteners, many of which we design and engineer. We believe we are a leading aftermarket supplier of original equipment “dealer exclusive” items. Original equipment “dealer exclusive” items are those which were traditionally available to consumers only from original equipment manufacturers or used parts from salvage yards and include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers and complex electronics modules. Fasteners include such items as oil drain plugs, wheel bolts, and wheel lug nuts. Approximately 83% of our products are sold under brands that we own and the remainder of our products are sold for resale under customers’ private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as Advance Auto Parts, Inc. (“Advance”), AutoZone, Inc. (“AutoZone”), and O’Reilly Automotive, Inc. (“O’Reilly”)), national, regional and local warehouse distributors (such as Genuine Parts Co. – NAPA (“NAPA”)) and specialty markets, and salvage yards. We also distribute automotive replacement parts internationally, with sales primarily into Canada, Mexico, Europe, the Middle East, and Australia.

The Automotive Aftermarket

The automotive replacement parts market is made up of two components: parts for passenger cars and light trucks, which accounted for projected industry sales of approximately $267.9 billion in 20161, and parts for medium and heavy duty trucks, which accounted for projected industry sales of approximately $88.6 billion in 20161. We market products primarily for passenger cars and light trucks, including those with diesel engines and, more recently, for medium and heavy duty trucks. Two distinct groups of end-users buy replacement vehicle (automotive and truck) parts: (i) individual consumers, who purchase parts to perform “do-it-yourself” repairs on their own vehicles; and (ii) professional installers, which include vehicle repair shops and the dealership service departments. The individual consumer market is typically supplied through retailers and through the retail arms of warehouse distributors. Vehicle repair shops generally purchase parts through local independent parts wholesalers and through national parts distributors. Automobile dealership service departments generally obtain parts through the distribution systems of vehicle manufacturers and specialized national and regional parts distributors.

Spending in the light vehicle aftermarket can be generally grouped into three categories: discretionary, maintenance, and repair. Discretionary, such as accessories and performance, tends to move in-line with consumer discretionary spending. Maintenance is composed of products and services, such as oil and oil changes, and tends to be less correlated with discretionary spending. The repair category consists mainly of replacement parts which fail over time and tends to be less cyclical as it is largely comprised of parts necessary for a vehicle to function properly or safely. The majority of our products fall into the repair category. The increasing complexity of automobiles and the number of different makes and models of automobiles have resulted in a significant increase in the number of products required to service the domestic and foreign automotive fleet. Accordingly, the number of parts required to be carried by retailers and wholesale distributors has increased substantially. The requirement to include more products in inventory and the significant consolidation among distributors of automotive replacement parts have in turn resulted in larger distributors.

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

[1]	Source: 2017 Auto Care Association Factbook

Brands and Products

Our DORMAN® NEW SINCE 1918™ marketing campaign positions our brands under a single corporate umbrella - DORMAN®. Our products are sold under our DORMAN® sub-brands and campaigns as follows:

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

DORMAN® OE Fix™ - Campaign to highlight extensive engineering improvements to products that eliminate known OE failures as well as solutions to replace only the failed original component rather than the entire assembly. OE Fix products are designed to solve the original problem, save time and money for our end users, and create “customers of life.”

We group our products into four major classes: power-train, automotive body, chassis, and hardware. The following table represents each of the four classes as a percentage of net sales for each of the last three fiscal years:

	Percentage of Net Sales
	Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Power-train	40%	38%	37%
Automotive Body	29%	30%	29%
Chassis	26%	25%	26%
Hardware	5%	7%	8%

Total	100%	100%	100%

Our power-train product line includes intake and exhaust manifolds, cooling products, harmonic balancers, fluid lines, fluid reservoirs, connectors, 4 wheel drive components and axles, drain plugs, and other engine, transmission and axle components. Our line of automotive body products include door handles and hinges, window lift motors, window regulators, switches and handles, wiper components, lighting, electrical, and other interior and exterior automotive body components. Chassis products include control arms, chassis, brake hardware and hydraulics, wheel and axle hardware, suspension arms, knuckles, links, bushings, and other suspension, steering, and brake components. Hardware products include threaded bolts, auto body and home fasteners, automotive and home electrical wiring components, and other hardware assortments and merchandise.

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

	2016	2015	2014
New to the aftermarket	1,255	1,495	1,266
Line extensions (many of which are exclusive items)	2,965	3,357	2,476

Total unique parts introduced	4,220	4,852	3,742

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

Sales and Marketing

We market our products to three groups of purchasers who in turn supply individual consumers and professional installers. Based on net sales to our customers as of December 31, 2016:

(i) approximately 49% of our revenues were generated from sales to automotive aftermarket retailers (such as, Advance, AutoZone and O’Reilly), local independent parts wholesalers and national general merchandise chain retailers. We sell many of our products to virtually all major chains of automotive aftermarket retailers;

(ii) approximately 46% of our revenues were generated from sales to automotive parts distributors (such as NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

(iii) the balance of our revenues (approximately 5%) are generated from international sales and sales to special markets, which include, among others, mass merchants (such as Wal-Mart), salvage yards and the parts distribution systems of parts manufacturers.

We use a number of different methods to sell our products. Our more than 60 person direct sales force and sales support staff solicits purchases of our products directly from customers, as well as manages the activities of approximately 28 independent manufacturers’ representative agencies worldwide. We use independent manufacturers’ representative agencies to help service existing automotive retail, automotive and heavy duty parts distribution customers, providing frequent on-site contact. We increase sales by securing new customers, by adding new product lines and expanding product selection within existing customers. For certain of our major customers, and our private label purchasers, we rely primarily upon the direct efforts of our sales force who, together with our marketing department and our executive officers, coordinate the more complex pricing and ordering requirements of these accounts.

Our sales efforts are not directed merely at selling individual products, but rather more broadly towards selling our entire product portfolio in an effort to make our customers a destination for new to the aftermarket products.

We prepare a number of on-line catalogs, application guides and training materials and videos designed to describe our products and other applications as well as to train our customers’ sales teams in the promotion and sale of our products. Catalogs of all our parts are available on our website.

We currently service more than 2,550 active accounts. During fiscal 2016, fiscal 2015 and fiscal 2014, four customers (Advance, AutoZone, NAPA, and O’Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for approximately 60% of net sales in each of fiscal 2016, fiscal 2015 and fiscal 2014.

Manufacturing

Substantially all of our products are manufactured by third parties. Because numerous manufacturers are available to manufacture our products, we are not dependent upon the services of any one manufacturer or any small group of them. No one manufacturer supplies more than 10% of our products. In fiscal 2016, as a percentage of our total dollar volume of purchases, approximately 23% of our products were purchased from various suppliers throughout the United States and the balance of our products were purchased directly from vendors in a variety of foreign countries.

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

Employees

As noted below, at December 31, 2016, we had 1,860 employees worldwide, essentially all of which were employed full-time. “Operations” consists of employees engaged in production, inventory and quality control. “Product Development” includes employees involved in engineering, product development and purchasing. “Sales” includes employees employed in sales and customer service. “Administration” includes executive officers, finance, legal and human resources. The number of employees will be affected by planned and unplanned open positions at any point in time.

	2016
	U.S.	Foreign	Total
Operations	1,160	—	1,160
Product Development	321	58	379
Sales	96	8	104
Administration	214	3	217

Total Employees	1,791	69	1,860

None of our global employees are covered by a collective bargaining agreement. We consider our relations with our employees to be generally good.

Available Information

Our Internet address is www.dormanproducts.com. The information on this website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K. This website is, and is only intended to be, for reference purposes only. We make available free of charge on or through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Dorman Products, Inc. - Office of General Counsel, 3400 East Walnut Street, Colmar, Pennsylvania 18915.

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

The Loss or Decrease in Sales Among One of Our Top Customers Could Have a Substantial Negative Impact on Our Sales and Operating Results.

A significant percentage of our sales has been, and is expected to be, concentrated among a relatively small number of customers. During fiscal 2016, fiscal 2015 and fiscal 2014, four customers (Advance, AutoZone, NAPA and O’Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for approximately 60% of net sales in each of fiscal 2016, fiscal 2015 and fiscal 2014. We anticipate that this concentration of sales among these customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results.

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

Our Business May be Negatively Impacted By Foreign Currency Fluctuations and Our Dependence on Foreign Suppliers.

In fiscal 2016, approximately 77% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. Dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. Dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the U.S. Dollar decreases in value relative to foreign currencies in the future, the price of the product in U.S. Dollars for new purchase orders may increase.

The largest portion of our overseas purchases is from China. However, the products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. The Chinese Yuan to U.S. Dollar exchange rate has fluctuated over the past several years. Any future change in the value of the Chinese Yuan relative to the U.S. Dollar may impact the cost of products that we purchase from China.

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

We Extend Credit to Our Customers Who May Be Unable to Pay In the Future.

We regularly extend credit to our customers. A significant percentage of our accounts receivable have been, and expect to continue to be concentrated among a relatively small number of automotive retailers and automotive parts distributors in the United States. Our five largest customers accounted for 87% of total accounts receivable as of December 31, 2016 and 79% of total accounts receivable as of December 26, 2015. Management continually monitors the credit terms and credit limits of these and other customers. If any of these customers were unable to pay, our business and financial condition would be adversely affected.

The Loss of a Key Vendor Could Lead to Increased Costs and Lower Profit Margins.

The majority of the products we sell are purchased from a number of foreign vendors.    If any of our key vendors fail to meet our needs, it may not be possible to replace such vendor without a disruption in our operations. Furthermore, replacement of a key vendor is often at higher prices.

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

Dorman’s Executive Chairman and His Family Members Own a Significant Portion of the Company.

As of February 17, 2017, Steven L. Berman, our Executive Chairman, and his family members beneficially own approximately 21% of the Company’s outstanding common stock. As such, Mr. Berman and his family members can influence matters requiring approval of shareholders, including the election of the Board of Directors and the approval of significant transactions. Such concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

Imposition of New Taxes or Customs Duties on Our Products Could Adversely Affect Our Business.

In fiscal 2016, approximately 77% of our products were purchased from vendors in a variety of foreign countries. Due to economic and political conditions, tax and duty rates on imported goods may be subject to significant change. The imposition or proposed imposition of new or increased taxes or duties on our products could increase the cost of our products or reduce overall consumption of our products, or both, particularly if tax or duty levels increased substantially relative to those for products manufactured in the United States. The imposition of new taxes on our products or any substantial increase in duty rates on our products could adversely affect our business, financial condition or results of operations.

We are Exposed To Risks Related to Accounts Receivable Sales Agreements.

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. The termination of these agreements could have a material adverse effect on our operating results and operating cash flow. Additionally, the interest rates of these agreements are tied to LIBOR. Increases in LIBOR could have a material adverse effect on our financial condition, results of operations and operating cash flows.

Item 1B.	Unresolved Staff Comments.

None

Item 2.	Properties.

Facilities

We currently have 13 warehouse and office facilities located throughout the United States, China, Taiwan and India. Two of these facilities are owned and the remainder are leased. Our principal facilities are as follows:

Location	Description
Colmar, PA	Corporate Headquarters Warehouse and office – 342,000 sq. ft. (leased) (1)
Warsaw, KY	Warehouse and office – 710,500 sq. ft. (owned)
Portland, TN	Warehouse and office – 581,500 sq. ft. (leased)
Louisiana, MO	Warehouse and office – 90,000 sq. ft. (owned)
Sanford, NC	Warehouse and office – 52,000 sq. ft. (leased)
Shanghai, China	Office – 16,000 sq. ft. (leased)

(1)	We lease the Colmar facility from a partnership of which Steven L. Berman, Executive Chairman, and his family members are partners. Under this lease agreement we paid rent of $4.56 per square foot ($1.6 million per year) in fiscal 2016. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. This lease was renewed during November 2016, effective as of January 1, 2018, and will expire on December 31, 2022. In the opinion of the Audit Committee of our Board of Directors, the terms of this lease were no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed during November 2016.

Item 3.	Legal Proceedings.

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

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 4.1.	Executive Officers of the Registrant.

Executive Officers of the Registrant.

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position with the Company
Steven L. Berman	57	Executive Chairman, Secretary and Treasurer
Mathias J. Barton	57	President, Chief Executive Officer and Director
Jeffrey L. Darby	49	Senior Vice President, Sales and Marketing
Michael B. Kealey	42	Senior Vice President, Product
Kevin M. Olsen	45	Senior Vice President, Chief Financial Officer

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

Michael B. Kealey joined the Company in November 2002, as a Product Manager. He became Senior Vice President, Product in February 2011. He previously held the positions of Vice President – Product from January 2007 through January 2011, and Director – Product Management from April 2003 through December 2006. Prior to joining the Company, Mr. Kealey was employed by Eastern Warehouse Distributors, Inc., a distributor of automotive replacement parts, most recently as Vice President – Purchasing.

Kevin M. Olsen joined the Company in July 2016 as Senior Vice President and Chief Financial Officer. Prior to joining the Company, Mr. Olsen was Chief Financial Officer of Colfax Fluid Handling, a division of Colfax Corporation, a diversified global manufacturing and engineering company that provides gas and fluid-handling and fabrication technology products and services to commercial and governmental customers around the world, from January 2013 through June 2016. Prior to joining Colfax, from 2012 to 2013, he served as Chief Financial Officer of the Forged Products Aero Turbine Division of Precision Castparts Corp, a world leader in structural investment castings, forged components, and airfoil castings for aircraft engines and industrial gas turbines. Previously, Mr. Olsen was Chief Operating Officer from 2010 to 2012 and Chief Financial Officer from 2009 to 2010 at Crane Energy Flow Solutions, a division of Crane Co., a diversified manufacturer of highly engineered industrial products. Mr. Olsen has also served in progressively responsible management roles at Netshape Technologies, Inc. and Danaher Corporation. Prior thereto, Mr. Olsen performed public accounting work at PricewaterhouseCoopers, LLP.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded publicly on the NASDAQ Global Select Market under the ticker symbol “DORM”. At February 17, 2017 there were 176 holders of record of common stock, representing more than 22,589 beneficial owners. The last price for our common stock on February 17, 2017, as reported by the NASDAQ Global Select Market, was $71.75 per share. The range of high and low sales prices for our common stock for each quarterly period of fiscal 2016 and fiscal 2015 were as follows:

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$55.00	$40.17	$50.58	$43.65
Second Quarter	56.73	51.12	51.50	45.97
Third Quarter	67.30	52.80	53.69	45.14
Fourth Quarter	79.03	60.00	53.75	45.50

On December 5, 2012, we announced a special cash dividend of $1.50 per share payable on December 28, 2012 to shareholders of record at the close of business on December 17, 2012. This special cash dividend not withstanding, we do not intend to pay regular cash dividends.

For the information regarding our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return for our common stock with the cumulative total shareholder return for the Automotive Parts & Accessories Peer Group of the Morningstar Group Index (formerly Hemscott Group Index) and the NASDAQ Composite Market Index for the period from December 31, 2011 to December 31, 2016. The Automotive Parts & Accessories Peer Group is comprised of 140 public companies and the information was furnished by Morningstar, Inc. through Zacks Investment Research, Inc. The graph assumes $100 invested on December 31, 2011 in our common stock and each of the indices, and that the dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies.

Stock Repurchases

During the last thirteen weeks of the fiscal year ended December 31, 2016, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2) (3)
September 25, 2016 through October 22, 2016	3,229	$62.29	—	$157,809,775
October 23, 2016 through November 19, 2016	105,410	$63.16	101,200	$151,430,329
November 20, 2016 through December 31, 2016	1,494	$72.75	—	$151,430,329

Total	110,133	$63.27	101,200	$151,430,329

(1)	Includes 1,653 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan. Also includes 7,280 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 10, Capital Stock, to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K).

(2)	On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors has expanded the program to $250 million and extended the program through December 31, 2018. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 430,866 and 747,700 shares under this program during the fiscal years ended December 31, 2016 and December 26, 2015, respectively.
(3)	Numbers in this column assume that the repurchase program had been expanded to authorize the repurchase of up to $250 million at the beginning of the thirteen week period ended December 31, 2016.

Item 6.	Selected Financial Data.

	Fiscal year ended (1)
(in thousands, except per share data)	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013	December 29, 2012 (c)
Statement of Operations Data:
Net sales	$859,604	$802,957	$751,476	$664,466	$570,420
Income from operations	168,601	146,157	140,734	127,939	104,231
Income from continuing operations	106,049	92,329	89,987	81,920	66,405
Income from discontinued operations (a)	—	—	—	—	4,557

Net income	$106,049	$92,329	$89,987	$81,920	$70,962

Earnings per share
Basic
Income from continuing operations	$3.07	$2.60	$2.50	$2.25	$1.84
Income from discontinued operations	—	—	—	—	0.12

Net income	$3.07	$2.60	$2.50	$2.25	$1.96

Diluted
Income from continuing operations	$3.07	$2.60	$2.49	$2.24	$1.82
Income from discontinued operations	—	—	—	—	0.12

Net income	$3.07	$2.60	$2.49	$2.24	$1.94

Balance Sheet Data:
Total assets	$711,792	$621,865	$557,716	$510,689	$400,004
Working capital	$447,766	$380,063	$339,528	$315,870	$248,280
Long-term debt	$—	$—	$—	$—	$—
Dividends paid (b)	$—	$—	$—	$—	$54,716
Shareholders’ equity	$601,642	$518,036	$462,061	$413,641	$332,872

(1)	We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal year ended December 31, 2016 was a fifty-three week period. All other fiscal years presented were fifty-two week periods.
(a)	On September 21, 2011, we announced our plan to exit the international portion of our ScanTech business due to continued operating losses and to focus on growing our North American business. The results of ScanTech have been presented as a discontinued operation in the Statement of Operations data presented above.
(b)	On December 5, 2012, we announced a special cash dividend of $1.50 per share of common stock payable on December 28, 2012 to shareholders of record at the close of business on December 17, 2012.
(c)	Net income from discontinued operations includes a reclassification of approximately $3.0 million of a previously recognized currency translation adjustments from accumulated other comprehensive income to net income ($0.08 per share) and $1.4 million of benefits related to foreign tax credits we expect to utilize in the future ($0.04 per share).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, unfavorable economic conditions, loss of key vendors, loss of third-party transportation providers, claims of intellectual property infringement, quality problems, delay in the development and design of new products, space limitations on our customers’ shelves, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, unfavorable results of legal proceedings, disruption from events beyond the Company’s control, risks associated with conflict minerals, risks associated with cyber-attacks, the imposition of new taxes or duties, the termination or modification of accounts receivable sales agreements, and other risks and factors identified from time to time in the reports the Company files with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in “Part I, Item 1A Risk Factors.” You should not place an undue reliance on forward-looking statements. Such statements speak only to the date on which they are made and we undertake no obligation to update publicly or revise any forward-looking statements, regardless of future developments or the availability of new information.

Overview

We believe we are a leading supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket. We distribute and market approximately 155,000 different SKU’s of automotive replacement parts, many of which we design and engineer. These SKU’s are sold under our various brand names, under our customers’ private label brands or in bulk. We believe we are a leading aftermarket supplier of original equipment “dealer exclusive” items. Original equipment “dealer exclusive” parts are those parts which were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, complex electronics modules, and exhaust gas recirculation (EGR) coolers.

We generate virtually all of our revenues from customers in the North American automotive aftermarket, primarily in the United States. Our products are sold primarily through automotive aftermarket retailers; national, regional and local warehouse distributors and specialty markets; and salvage yards. We also distribute automotive replacement parts outside the United States, with sales primarily into Canada, Mexico, Europe, the Middle East, and Australia.

Executive Overview

We achieved record net sales and net income in fiscal 2016. Net sales increased 7% over fiscal 2015 levels to $859.6 million, while net income increased 15% to $106.0 million. We believe our strong financial results have been driven by favorable industry dynamics, sales growth resulting from new product sales, continued investments in new product development, and a commitment to process improvements.

The automotive aftermarket has benefited from some of the factors affecting the general economy, including the impact of recessions, unemployment, and fluctuating gas prices. We believe vehicle owners have become more likely to keep their current vehicles longer and perform necessary repairs and maintenance in order to keep those vehicles well maintained as a result of these factors. According to data published by Polk, a division of IHS Automotive, the average age of vehicles was 11.6 years as of November 2016, which is an increase from 11.5 years as of July 2015 despite increasing new car sales. The number of miles driven is another important statistic that impacts our business. According to the United States Department of Transportation, the number of miles driven has increased each year since 2011 with miles driven having increased 3% as of December 2016 as compared to December 2015. Generally, as vehicles are driven more miles, the more likely it is that parts will fail. The combination of the vehicle age increase and number of miles driven has accounted for a portion of our sales growth.

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

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here is on formerly “dealer only” parts similar to the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have approximately 910 SKU’s in our medium and heavy duty product line.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of net sales. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

We operate on a fifty-two, fifty-three week period ended on the last Saturday of the calendar year. The fiscal year ended December 31, 2016 was a fifty-three week period. The fiscal years ended December 26, 2015 and December 27, 2014 were fifty-two week periods.

Results of Operations

The following table sets forth, for the periods indicated, the dollar value and percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	For the Fiscal Year Ended
(in millions, except percentage data)	December 31, 2016		December 26, 2015		December 27, 2014
Net sales	$859.6	100.0%	$803.0	100.0%	$751.5	100.0%
Cost of goods sold	$521.5	60.7%	$494.9	61.6%	$464.3	61.8%
Gross profit	$338.1	39.3%	$308.1	38.4%	$287.2	38.2%
Selling, general and administrative expenses	$169.5	19.7%	$161.9	20.2%	$146.5	19.5%
Income from operations	$168.6	19.6%	$146.2	18.2%	$140.7	18.7%
Interest expense, net	$0.2	—	$0.2	—	$0.2	—
Income before income taxes	$168.4	19.6%	$145.9	18.2%	$140.5	18.7%
Provision for income taxes	$62.3	7.3%	$53.6	6.7%	$50.5	6.7%
Net income	$106.0	12.3%	$92.3	11.5%	$90.0	12.0%

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 26, 2015

Net sales increased 7% to $859.6 million in fiscal 2016 from $803.0 in fiscal 2015. Our revenue growth was driven by overall strong demand for our products and an additional week of sales in fiscal 2016.

Gross profit margin was 39.3% in fiscal 2016 compared to 38.4% in fiscal 2015. The increased gross profit margin was primarily due to a favorable sales mix towards higher margin products, leverage of costs across higher sales volume, and approximately $2.0 million of lower inventory provisions which were partially offset by lower overall selling prices during fiscal 2016 compared to fiscal 2015.

Selling, general and administrative expenses were $169.5 million, or 19.7% of net sales, in fiscal 2016 compared to $161.9 million, or 20.2 % of net sales, in fiscal 2015. The increase in expense was primarily due to higher variable costs associated with our 7% sales growth, $2.8 million of general wage and fringe inflation, and $1.7 million of increased expenses related to the accounts receivable sales program. Partially offsetting these increases was a reduction in provisions for doubtful accounts of $2.1 million.

Our effective tax rate increased to 37.0% in fiscal 2016 from 36.7% in fiscal 2015. The increase was primarily attributable to increased provisions for state income taxes in fiscal 2016 compared to fiscal 2015.

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by certain customers. Cash and cash equivalents at December 31, 2016 increased to $149.1 million from $78.7 million at December 26, 2015. Working capital was $447.8 million at December 31, 2016 compared to $380.1 million at December 26, 2015. Shareholders’ equity was $601.6 million at December 31, 2016 and $518.0 million at December 26, 2015. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, or other factors.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and have significantly impacted cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During fiscal 2016 and fiscal 2015, we sold approximately $521.9 million and $519.2 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2017. Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 65 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at December 31, 2016 was LIBOR plus 65 basis points (1.42%). There were no borrowings under the facility as of December 31, 2016. As of December 31, 2016, we had two outstanding letters of credit for approximately $1.0 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.0 million available under the facility at December 31, 2016. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of December 31, 2016, we were in compliance with all financial covenants contained in the revolving credit facility.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

(in thousands)	December 31, 2016	December 26, 2015	December 27, 2014
Cash provided by operating activities	$121,539	$92,060	$59,640
Cash used in investing activities	(26,254)	(23,821)	(29,862)
Cash used in financing activities	(24,823)	(37,236)	(42,715)

Net increase (decrease) in cash and cash equivalents	$70,462	$31,003	$(12,937)

During fiscal 2016, cash provided by operating activities was $121.5 million primarily as a result of $106.0 million in net income, non-cash adjustments to net income of $17.6 million and a net increase in operating assets and liabilities of $2.1 million. Accounts receivable increased $27.8 million due to increased net sales and the timing of cash receipts at year end. Inventory decreased $24.9 million due to lower inventory purchases and the positive effects of several inventory management initiatives. Accounts payable increased by $8.7 million due to the timing of payments to our vendors. Other assets and liabilities, net, increased $7.9 million primarily due to an increase in long-term core inventory and a decrease in customer rebates which we expect to settle in cash.

During fiscal 2015, cash provided by operating activities was $92.1 million primarily as a result of $92.3 million in net income, non-cash adjustments to net income of $15.2 million and a net increase in operating assets and liabilities of $15.4 million. Accounts receivable increased $1.1 million due to the timing of cash receipts at year end. Inventory increased $20.2 million to support new product initiatives and sales growth. Accounts payable increased by $5.4 million due to inventory purchases and the timing of payments to our vendors.

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

Investing activities used $26.3 million of cash in fiscal 2016, $23.8 million of cash in fiscal 2015, and $29.9 million of cash in fiscal 2014.

•	Capital spending in fiscal 2016 was primarily related to $10.6 million in tooling associated with new products, $5.2 million in enhancements and upgrades to our information systems and infrastructure, scheduled equipment replacements, certain facility improvements and other capital projects. In addition, during fiscal 2016 we spent $6.2 million to purchase a minority equity interest in a supplier.

•	Capital spending in fiscal 2015 was primarily related to $11.1 million in tooling associated with new products, $5.3 million in enhancements and upgrades to our information systems, scheduled equipment replacements, certain facility improvements and other capital projects. In addition, during fiscal 2015 we spent $2.1 million to purchase a minority equity interest in a supplier.

•	Capital spending in fiscal 2014 was primarily related to the installation of our ERP system. The installation of the new ERP system was completed without significant disruption to our operations. We capitalized $37.9 million related to the project through December 26, 2015, of which $15.2 million was spent in fiscal 2014. The remaining capital spending was related to $7.1 million in tooling associated with new products, scheduled equipment replacements and other capital projects.

Cash used in financing activities was $24.8 million in fiscal 2016, $37.2 million in fiscal 2015, and $42.7 million in fiscal 2014.

•	On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program. This plan was amended in December 2016. In fiscal 2016, we paid $22.5 million to repurchase 430,866 common shares. In fiscal 2015, we paid $35.7 million to repurchase 747,700 common shares. In fiscal 2014, we paid $40.4 million to repurchase 855,600 common shares.

•	The remaining sources and uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of common stock from our 401(k) Plan.

Contractual Obligations and Commercial Commitments

We have obligations for future minimum rental and similar commitments under non-cancellable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 31, 2016 are summarized in the tables below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$15,168	$4,149	$5,616	$3,646	$1,757

	$15,168	$4,149	$5,616	$3,646	$1,757

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	3-5 years	Thereafter
Letters of Credit	$1,025	$1,025	$—	$—	$—

	$1,025	$1,025	$—	$—	$—

We have excluded from the table above unrecognized tax benefits due to the uncertainty of the amount and period of payment. As of December 31, 2016, the Company has gross unrecognized tax benefits of $3.6 million (see Note 8, Income Taxes, to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

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

We may issue stand-by letters of credit under the revolving credit facility. Letters of credit totaling $1.0 million were outstanding at December 31, 2016 and December 26, 2015, respectively. Those letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Each of the outstanding letters of credit has a one-year term from the date of issuance.

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources. See “Contractual Obligations and Commercial Commitments” and Note 6, Operating Lease Commitments and Rent Expense, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information on our operating leases.

Foreign Currency

In fiscal 2016, approximately 77% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. Dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. Dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the U.S. Dollar changes in value relative to foreign currencies in the future, the price of the product for new purchase orders may change in equivalent U.S. Dollars.

The largest portion of our overseas purchases comes from China. The Chinese Yuan to U.S. Dollar exchange rate has fluctuated over the past several years. Any future changes in the value of the Chinese Yuan relative to the U.S. Dollar may result in a change in the cost of products that we purchase from China.

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

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Executive Chairman, and his family members are partners. Total annual rental payments each year to the partnership under the lease arrangement was $1.6 million in each of fiscal 2016 and fiscal 2015 and $1.5 million in fiscal 2014. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed in November 2016.

We are a partner in a joint venture with one of our suppliers and we hold a minority interest in two other suppliers, including Powertrain Industries, Inc. (“PTI”) whom we acquired a 40% minority equity interest on July 19, 2016 for $6.2 million. Purchases from these suppliers, since we acquired our investment interest, were $16.5 million, $9.9 million and $9.3 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

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

Allowance for Doubtful Accounts. The preparation of our financial statements requires us to make estimates of the collectability of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of our accounts receivable has been, and is expected to continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 87% of net accounts receivable as of December 31, 2016 and 79% of net accounts receivable as of December 26, 2015. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on our sales and operating results.

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

Goodwill. Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. In regards to the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During fiscal 2016 and fiscal 2015, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount.

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

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our available credit and accounts receivable sale programs bear interest rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under the accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. A one percentage point increase in LIBOR or the discount rates on the accounts receivable sale programs would have increased our interest expense on our variable rate debt, if any, and accounts receivable financing costs by approximately $3.4 million in both of fiscal 2016 and fiscal 2015. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

Historically we have not used, and currently do not intend to use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risks, or interest rate risks from the use of derivative instruments. We did not hold any foreign exchange forward contracts at December 31, 2016.

Item 8.	Financial Statements and Supplementary Data.

Our financial statement schedule that is filed with this Annual Report on Form 10-K is listed in Part IV - Item 15, “Exhibits, Financial Statement Schedules.”

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Dorman Products, Inc.:

We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 31, 2016 and December 26, 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dorman Products, Inc. and subsidiaries as of December 31, 2016 and December 26, 2015, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dorman Products, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Philadelphia, PA

February 27, 2017

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
(in thousands, except per share data)	December 31, 2016	December 26, 2015	December 27, 2014
Net sales	$859,604	$802,957	$751,476
Cost of goods sold	521,530	494,907	464,275

Gross profit	338,074	308,050	287,201
Selling, general and administrative expenses	169,473	161,893	146,467

Income from operations	168,601	146,157	140,734
Interest expense, net	241	216	204

Income before income taxes	168,360	145,941	140,530
Provision for income taxes	62,311	53,612	50,543

Net income	$106,049	$92,329	$89,987

Earnings per share:
Basic	$3.07	$2.60	$2.50
Diluted	$3.07	$2.60	$2.49
Weighted average shares outstanding:
Basic	34,516	35,466	36,052
Diluted	34,598	35,538	36,190

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2016	December 26, 2015
Assets
Current assets:
Cash and cash equivalents	$149,121	$78,659
Accounts receivable, less allowance for doubtful accounts and customer credits of $99,995 and $86,986 in 2016 and 2015, respectively	230,526	203,923
Inventories	168,851	193,725
Prepaids and other current assets	3,116	2,326

Total current assets	551,614	478,633
Property, plant and equipment, net	88,436	87,046
Goodwill and intangible assets, net	29,788	29,889
Deferred tax asset, net	12,429	7,557
Other assets	29,525	18,740

Total	$711,792	$621,865

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$72,629	$63,967
Accrued compensation	11,899	10,970
Other accrued liabilities	19,320	23,633

Total current liabilities	103,848	98,570
Other long-term liabilities	6,302	5,259
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 34,517,633 and 34,863,396 shares in 2016 and 2015, respectively	345	349
Additional paid-in capital	44,187	42,799
Retained earnings	557,110	474,888

Total shareholders’ equity	601,642	518,036

Total	$711,792	$621,865

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)	Common Stock		Additional
	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 28, 2013	36,464,958	$365	$43,119	$370,157	$413,641
Exercise of stock options	66,500	1	462	—	463
Compensation expense under Incentive Stock Plan	—	—	1,146	—	1,146
Purchase and cancellation of common stock	(917,430)	(9)	(1,651)	(41,859)	(43,519)
Issuance of non-vested stock, net of cancellations	5,060	—	—	—	—
Other stock related activity, net of tax	(7,850)	(1)	337	7	343
Net income	—	—	—	89,987	89,987

Balance at December 27, 2014	35,611,238	$356	$43,413	$418,292	$462,061
Exercise of stock options	31,305	—	93	—	93
Compensation expense under Incentive Stock Plan	—	—	882	—	882
Purchase and cancellation of common stock	(781,130)	(7)	(1,406)	(35,911)	(37,324)
Issuance of non-vested stock, net of cancellations	8,922	—	—	—	—
Other stock related activity, net of tax	(6,939)	—	(183)	178	(5)
Net income	—	—	—	92,329	92,329

Balance at December 26, 2015	34,863,396	$349	$42,799	$474,888	$518,036
Compensation expense under Incentive Stock Plan	—	—	2,380	—	2,380
Purchase and cancellation of common stock	(469,836)	(5)	(846)	(23,827)	(24,678)
Issuance of non-vested stock, net of cancellations	131,123	1	(1)	—	—
Other stock related activity, net of tax	(7,050)	—	(145)	—	(145)
Net income	—	—	—	106,049	106,049

Balance at December 31, 2016	34,517,633	$345	$44,187	$557,110	$601,642

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 31, 2016	December 26, 2015	December 27, 2014
Cash Flows from Operating Activities:
Net income	$106,049	$92,329	$89,987
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	18,907	16,186	12,658
Provision for doubtful accounts	1,221	3,260	308
Benefit from deferred income tax	(4,888)	(5,106)	(632)
Provision for non-cash stock compensation	2,380	882	1,146
Changes in assets and liabilities:
Accounts receivable	(27,824)	(1,148)	(25,566)
Inventories	24,874	(20,202)	(13,136)
Prepaids and other current assets	(790)	821	(522)
Other assets	(4,590)	(3,962)	(6,757)
Accounts payable	8,662	5,389	(1,558)
Accrued compensation and other liabilities	(2,462)	3,611	3,712

Cash provided by operating activities	121,539	92,060	59,640

Cash Flows from Investing Activities:
Property, plant and equipment additions	(20,059)	(21,688)	(29,862)
Purchase of equity investment	(6,195)	(2,133)	—

Cash used in investing activities	(26,254)	(23,821)	(29,862)

Cash Flows from Financing Activities:
Proceeds from exercise of stock options	—	93	463
Other stock related activity	(145)	(5)	343
Purchase and cancellation of common stock	(24,678)	(37,324)	(43,521)

Cash used in financing activities	(24,823)	(37,236)	(42,715)

Net Increase (Decrease) in Cash and Cash Equivalents	70,462	31,003	(12,937)
Cash and Cash Equivalents, Beginning of Period	78,659	47,656	60,593

Cash and Cash Equivalents, End of Period	$149,121	$78,659	$47,656

Supplemental Cash Flow Information
Cash paid for interest expense	$266	$281	$234
Cash paid for income taxes	$62,348	$57,151	$46,540

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal year ended December 31, 2016 was a fifty-three week period. The fiscal years ended December 26, 2015 and December 27, 2014 were fifty-two week periods.

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

Sales of Accounts Receivable. We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. During fiscal 2016, fiscal 2015 and fiscal 2014, we sold $521.9 million, $519.2 million and $477.9 million, respectively, pursuant to these agreements. If receivables had not been sold, $338.3 million and $335.9 million of additional receivables would have been outstanding at December 31, 2016 and December 26, 2015, respectively, based on standard payment terms. Selling, general and administrative expenses include $8.9 million, $7.2 million and $6.2 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, of financing costs associated with these accounts receivable sales programs.

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

Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives, which range from three to thirty-nine years, using the straight-line method for financial statement reporting purposes and accelerated methods for income tax purposes. The costs of maintenance and repairs are expensed as incurred. Renewals and betterments are capitalized. Gains and losses on disposals are included in operating results.

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

Goodwill. Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. In regards to the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During fiscal 2016 and fiscal 2015, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount.

Other Assets. Other assets include primarily long-term core inventory, deposits, and equity method investments.

Long-term core inventory of $18.5 million and $14.6 million as of December 31, 2016 and December 26, 2015, respectively, represents products used in remanufacturing processes, and consists of used cores purchased and held in our facilities, used cores that are in the process of being returned from our customers and end-users, and remanufactured cores held in finished goods inventory at our facilities. A used core is reconditioned and sold to the customer as a replacement for a unit inside a vehicle. Our products that utilize a core primarily include instrument clusters and hybrid batteries. Customers and end-users that purchase remanufactured products will generally return the used core to us, which we then use in the remanufacturing process to make another finished good. Long-term core inventory is recorded at the lower of cost or market value. Cost is determined based on actual purchases of core inventory. We believe that the most appropriate classification of core inventory is a long-term asset. According to guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), current assets are defined as “assets or resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” The determination of the long-term classification is based on our view that the value of the cores is not consumed or realized in cash during our normal operating cycle.

Other Accrued Liabilities. Other accrued liabilities include primarily accrued customer rebates which we expect to settle in cash of $7.3 million and $15.0 million as of December 31, 2016 and December 26, 2015, respectively. Also included are accrued commissions, accrued income taxes, insurance liabilities, product warranties, and other current liabilities. We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products. Our warranty limits the end-user’s remedy to the repair or replacement of the part that is defective. Product warranty reserves, which were $0.5 million as of December 31, 2016 and December 26, 2015, are based upon actual experience and forecasts using the best historical and current claim information available. Provisions and payments related to product warranty reserves were not material in fiscal 2016, fiscal 2015 or fiscal 2014.

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

Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $18.9 million in fiscal 2016, $16.8 million in fiscal 2015 and $15.8 million in fiscal 2014 have been recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Stock-Based Compensation. At December 31, 2016 and December 26, 2015, we had one stock-based employee compensation plan, which is described more fully in Note 10, Capital Stock. We record compensation expense for all awards granted. The value of restricted stock issued is based on the fair value of our common stock on the grant date. The fair value of stock options granted was determined using the Black-Scholes option valuation model.

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

Unrecognized income tax benefits represent income tax positions taken on income tax returns that have not been recognized in the consolidated financial statements. The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, we accrue interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the Consolidated Statements of Operations. The Company does not anticipate material changes in the amount of unrecognized income tax benefits over the next year.

Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 87% of net accounts receivable as of December 31, 2016 and 79% of net accounts receivable as of December 26, 2015. We continually monitor the credit terms and credit limits to these and other customers. In fiscal 2016, approximately 77% of our products were purchased from suppliers located in a variety of foreign countries, with the largest portion coming from China.

Fair Value Disclosures. The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. We did not hold any foreign currency forward contracts at December 31, 2016 or December 26, 2015.

2.	New and Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. As originally issued, the new standard would have been effective for annual periods beginning after December 15, 2016. The FASB has amended the standard to be effective for annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We have completed an initial evaluation of the ASU. Based on the evaluation conducted to date, we do not expect the adoption of the new guidance to have a material impact on our consolidated financial statements. However, we have not yet completed our assessment, especially as it relates to disclosure and presentation matters. As a result, we continue to evaluate the effect the ASU will have on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The amendments in this guidance do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Within the scope of this new guidance, an entity should measure inventory at the lower of cost and net realizable value; where, net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance is effective for annual periods beginning after December 15, 2016, with early adoption permitted. The new guidance must be applied on a prospective basis. We do not believe that the new guidance will have a material impact on our consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall, which relates to the recognition and measurement of financial assets and liabilities. The new guidance makes targeted improvements to GAAP impacting equity investments (other than those accounted for under the equity method or consolidated), financial liabilities accounted for under the fair value election, and presentation and disclosure requirements for financial instruments, among other changes. The new guidance is effective for annual periods beginning after December 15, 2017, with early adoption prohibited other than for certain provisions. We are evaluating the impact that the new guidance will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces existing lease guidance. The ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new guidance is effective for annual periods beginning after December 15, 2018, with early application permitted. The new standard is required to be applied with a modified retrospective approach. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-05, Simplifying the Test for Goodwill Impairment, which eliminates the need to perform a hypothetical purchase price allocation to measure goodwill impairment. ASU 2017-05 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are evaluating the effect that the new guidance will have, however, we do not believe the new guidance will have a material impact on our consolidated financial statements and related disclosures.

3.	Inventories

Inventories were as follows:

(in thousands)	December 31, 2016	December 26, 2015
Bulk product	$72,833	$78,533
Finished product	93,223	112,012
Packaging materials	2,795	3,180

Total	$168,851	$193,725

4.	Property, Plant and Equipment

Property, plant and equipment include the following:

(in thousands)	December 31, 2016	December 26, 2015
Buildings	$29,450	$29,056
Machinery, equipment and tooling	87,175	76,991
Furniture, fixtures and leasehold improvements	4,248	4,015
Software and computer equipment	73,292	69,607

Total	194,165	179,669
Less-accumulated depreciation and amortization	(105,729)	(92,623)

Property, plant and equipment, net	$88,436	$87,046

Depreciation expense was $18.7 million, $15.9 million, and $12.2 million in fiscal 2016, fiscal 2015, and fiscal 2014, respectively.

5.	Long-Term Debt

We have a $30.0 million revolving credit facility which expires in June 2017. Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 65 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at December 31, 2016 was LIBOR plus 65 basis points (1.42%). There were no borrowings under the facility as of December 31, 2016. As of December 31, 2016, we had two outstanding letters of credit for approximately $1.0 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.0 million available under the facility at December 31, 2016. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of December 31, 2016, we were in compliance with all financial covenants contained in the revolving credit facility.

6.	Operating Lease Commitments and Rent Expense

We lease certain equipment and operating facilities, including our primary operating facility which is leased from a partnership described in Note 7, Related Party Transactions, under non-cancelable operating leases. Approximate future minimum rental payments as of December 31, 2016 under these leases are summarized as follows:

(in thousands)
2017	$4,149
2018	3,724
2019	1,892
2020	1,847
2021	1,799
Thereafter	1,757

Total	$15,168

Rent expense, including payments for short-term equipment and storage rentals, was $4.2 million in fiscal 2016, $4.5 in fiscal 2015, and $4.1 million in fiscal 2014.

7.	Related Party Transactions

We have a non-cancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Executive Chairman, and his family members are partners. Total rental payments each year to the partnership under the lease arrangement were $1.6 million in each of fiscal 2016 and fiscal 2015 and $1.5 million in fiscal 2014. This lease was renewed during November 2016, effective as of January 1, 2018, and will expire on December 31, 2022. In the opinion of our Audit Committee, the terms and rates of this lease were no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed during November 2016.

We are a partner in a joint venture with one of our suppliers and own minority interests in two other suppliers, including Powertrain Industries, Inc. (“PTI”) whom we acquired a 40% minority equity interest on July 19, 2016 for $6.2 million. PTI is a leading manufacturer of drive shafts and driveline related products and is headquartered in Garden Grove, CA with four driveshaft manufacturing facilities located regionally throughout the United States. At any time, we can elect to purchase all of the remaining capital stock of PTI. Also, between July 2019 and July 2021, the majority shareholders may require us to purchase all of the remaining capital stock of PTI. In either case, the purchase price of the shares will be determined using an earnings multiple specified in the PTI purchase agreement. Purchases from these suppliers since we acquired our investment interest, were $16.5 million, $9.9 million and $9.3 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

8.	Income Taxes

The components of the income tax provision (benefit) are as follows:

(in thousands)	2016	2015	2014
Current:
Federal	$61,251	$55,140	$48,293
State	5,948	3,578	2,882

	67,199	58,718	51,175

Deferred:
Federal	(4,563)	(4,874)	(597)
State	(325)	(232)	(35)

	(4,888)	(5,106)	(632)

Total	$62,311	$53,612	$50,543

The following is a reconciliation of income taxes at the statutory tax rate to the Company’s effective tax rate:

	2016	2015	2014
Federal taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	2.2	1.8	1.2
Research and development tax credit	(0.2)	(0.2)	(0.4)
Other	—	0.1	0.2

Effective tax rate	37.0%	36.7%	36.0%

At December 31, 2016, we had $3.6 million of unrecognized tax benefits, $2.5 million of which would affect our effective tax rate if recognized.

The following table summarizes the change in uncertain tax benefits for the three years ended December 31, 2016:

(in thousands)	2016	2015	2014
Balance at beginning of year	$1,855	$1,163	$1,201
Reductions due to lapses in statutes of limitations	—	—	(301)
Reductions due to tax positions settled	(109)	(177)	—
Reductions due to reversals of prior year positions	(212)	(20)	(38)
Additions based on tax positions taken during the current period	2,033	889	301

Balance at end of year	$3,567	$1,855	$1,163

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2016, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:

(in thousands)	December 31, 2016	December 26, 2015
Assets:
Inventories	$10,337	$8,685
Accounts receivable	20,216	18,954
Accrued expenses	2,935	2,435
Other	786	214

Gross deferred tax assets	34,274	30,288

Liabilities:
Depreciation	11,988	13,207
Goodwill and intangible assets	9,857	9,524

Gross deferred tax liabilities	21,845	22,731

Net deferred tax assets	$12,429	$7,557

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

10.	Capital Stock

Controlling Interest by Officers, Directors and Family Members. As of February 17, 2017, the estate of the late Richard Berman, Sharyn Berman, Steven Berman, who is Executive Chairman and director of the Company, his father and his brothers beneficially own approximately 21% of the outstanding shares of our common stock and can influence the election of our Board of Directors, the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and the affairs of the Company.

Undesignated Stock. We have 50,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by our Board of Directors.

Incentive Stock Plan. Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. At December 31, 2016, 1,518,637 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is based on continued employment or service for a specified period and, in certain circumstances, the attainment of financial goals. Compensation cost related to the stock is recognized on a straight-line basis over the vesting period. We retain the restricted stock, and any dividends paid thereon, until the vesting provisions have been met. For awards with a service condition only, compensation cost related to the stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to the stock is recognized over the vesting period if it is probable that the financial goals will be attained. Compensation cost related to restricted stock was $2.3 million, $0.9 million and $1.1 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2016, fiscal 2015 or fiscal 2014.

The following table summarizes our restricted stock activity for the three years ended December 31, 2016:

	Shares	Weighted Average Price
Balance at December 28, 2013	109,459	$24.47
Granted	26,347	$51.41
Vested	(41,619)	$23.44
Cancelled	(21,287)	$48.29

Balance at December 27, 2014	72,900	$27.82
Granted	44,104	$45.68
Vested	(38,580)	$25.24
Cancelled	(35,182)	$44.84

Balance at December 26, 2015	43,242	$34.49
Granted	133,794	$49.45
Vested	(29,002)	$29.74
Cancelled	(2,671)	$33.79

Balance at December 31, 2016	145,363	$49.22

As of December 31, 2016, there was approximately $3.7 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as financing activities. The excess tax benefit generated from vested restricted shares was $0.3 million in each of fiscal 2016 and fiscal 2015, and $0.5 million in fiscal 2014, and was credited to additional paid in capital.

We grant stock options to certain employees and members of our Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized over the vesting or performance period. Compensation cost charged against income was $0.1 million in each of fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2016, fiscal 2015 or fiscal 2014.

We used the Black-Scholes option valuation model to estimate the fair value of stock options granted in fiscal 2016. No stock options were granted in fiscal 2015 or fiscal 2014. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The weighted-average grant-date fair value of options granted during fiscal 2016 was $8.40 per option.

The following table summarizes the valuation assumptions used to calculate the fair value of options granted:

2016
Expected dividend yield	0%
Expected stock price volatility	26%
Risk-free interest rate	0.9%
Expected life of options	3.0 years

The following table summarizes our stock option activity for the three years ended December 31, 2016:

	Shares	Option Price per Share	Weighted Average Price	Weighted Average Remaining Terms (years)	Aggregate Intrinsic Value
Balance at December 28, 2013	141,500	$5.05 – $19.37	$7.13
Exercised	(66,500)	$5.67 – $19.37	$6.97

Balance at December 27, 2014	75,000	$5.05 – $19.37	$7.28
Exercised	(35,000)	$5.05 – $19.37	$7.76

Balance at December 26, 2015	40,000	$5.67 – $7.74	$6.86
Granted	61,084	$41.59 – $53.32	$44.36

Balance at December 31, 2016	101,084	$5.67 – $53.32	$29.52	3.0	$4,401,521

Options exercisable at December 31, 2016	40,000	$5.67 – $7.74	$6.86	1.3	$2,648,120

As of December 31, 2016, there was approximately $0.4 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 3.2 years.

The following table summarizes information concerning currently outstanding and exercisable options at December 31, 2016:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 5.67	4,000	1.9	$5.67	4,000	$5.67
$ 6.90	32,000	1.0	$6.90	32,000	$6.90
$ 7.74	4,000	2.9	$7.74	4,000	$7.74
$ 41.59	46,684	4.1	$41.59	—	$—
$ 53.32	14,400	4.4	$53.32	—	$—

Balance at December 31, 2016	101,084	3.0	$29.52	40,000	$6.86

There were no option exercises during fiscal 2016. Cash received from option exercises was $0.1 million and $0.5 million during fiscal 2015 and fiscal 2014, respectively. The excess tax benefit generated from option exercises was $0.1 million and $0.3 million during fiscal 2015 and fiscal 2014, respectively, and was credited to additional paid in capital.

Performance-Based Long Term Award Program. The Compensation Committee of our Board of Directors has approved the Performance-Based Long Term Award Program (the “Program”) which connects compensation for certain of our executives to the three-year compound annual growth in our pre-tax income as defined in the Program. For the three-year periods ending in 2014 through 2017, the Compensation Committee has the discretion to settle the Performance-Based Long Term Award in either cash or equity. These are liability-classified awards. The Compensation Committee elected to settle the award in equity for the three-year period ending in fiscal 2016 and in cash for three-year periods ending in fiscal 2015 and fiscal 2014. In fiscal 2016, the Compensation Committee modified the Program to settle the awards earned in the three-year periods ending in fiscal 2018 and beyond in equity alone. These awards are equity-classified. Any equity payments related to the Program will be from the 2008 Stock Option and Stock Incentive Plan.

401(k) Retirement Plan. The Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”) is a defined contribution profit sharing and 401(k) plan covering substantially all of our employees as of December 31, 2016. Annual contributions under the 401(k) Plan are determined by the Compensation Committee of our Board of Directors. Total expense related to the 401(k) Plan was $2.5 million, in each of fiscal 2016, fiscal 2015 and fiscal 2014. At December 31, 2016, the 401(k) Plan held 288,738 shares of our common stock.

Common Stock Repurchases. We periodically repurchase, at the then current market price, and cancel common stock issued to the 401(k) Plan. Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. During fiscal 2016, our Board of Directors approved the repurchase and cancellation of 38,970 shares of our common stock for $2.2 million at an average price of $56.66 per share. During fiscal 2015, our Board of Directors approved the repurchase and cancellation of 33,430 shares of our common stock for

$1.6 million at an average price of $48.14 per share. During fiscal 2014, our Board of Directors approved the repurchase and cancellation of 61,830 shares of our common stock for $3.1 million at an average price of $50.71 per share.

Share Repurchase Program. On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors has expanded the program to $250 million and extended the program through December 31, 2018. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 430,866 common shares for $22.5 million at an average price of $52.15 under this program during fiscal 2016. We repurchased 747,700 common shares for $35.7 million at an average price of $47.77 under this program during fiscal 2015. We repurchased 855,600 common shares for $40.4 million at an average price of $47.20 under this program during fiscal 2014.

11.	Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of 27,000 shares, 7,500 shares and 5,000 shares were excluded from the calculation of diluted earnings per share as of December 31, 2016, December 26, 2015 and December 27, 2014, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

(in thousands, except per share data)	2016	2015	2014
Numerator:
Net income	$106,049	$92,329	$89,987
Denominator:
Weighted average basic shares outstanding	34,516	35,466	36,052
Effect of compensation awards	82	72	138

Weighted average diluted shares outstanding	34,598	35,538	36,190

Earnings Per Share:
Basic	$3.07	$2.60	$2.50
Diluted	$3.07	$2.60	$2.49

12.	Business Segments

We have determined that our business comprises a single reportable operating segment, namely, the sale of replacement parts for the automotive aftermarket.

During fiscal 2016, fiscal 2015 and fiscal 2014, four of our customers (Advance Auto Parts, Inc., AutoZone, Inc., Genuine Parts Co. – NAPA, and O’Reilly Automotive, Inc.) each accounted for more than 10% of net sales and in the aggregate accounted for 60% of net sales in each of fiscal 2016, fiscal 2015 and fiscal 2014. Net sales to countries outside the United States, primarily to Canada, Mexico, Europe, the Middle East, and Australia in fiscal 2016, fiscal 2015 and fiscal 2014 were $48.6 million, $49.8 million and $39.1 million, respectively.

13.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly Results of Operations for the fiscal years ended December 31, 2016 and December 26, 2015:

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2016
Net sales	$208,148	$209,573	$212,786	$229,097
Income from operations	38,931	40,989	41,633	47,048
Net income	24,671	25,982	26,695	28,701
Diluted earnings per share	0.71	0.75	0.77	0.83

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2015
Net sales	$188,474	$198,721	$210,928	$204,834
Income from operations	33,652	36,895	41,240	34,370
Net income	21,339	23,143	26,060	21,787
Diluted earnings per share	0.60	0.65	0.73	0.62

14.	Subsequent Events

On January 6, 2017, we acquired certain assets of a chassis and suspension business for approximately $3.0 million. Additionally, on January 27, 2017, we acquired a 33% minority equity interest in a supplier for approximately $10.0 million.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2016, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has issued a report on our internal control over financial reporting. Their report appears below.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no change during the quarter ended December 31, 2016.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Dorman Products, Inc.:

We have audited Dorman Products, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Dorman Products, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dorman Products, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dorman Products, Inc. and subsidiaries as of December 31, 2016 and December 26, 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 2016, and the related financial statement schedule listed under Item 15(a)(2), and our report dated February 27, 2017 expressed an unqualified opinion on those consolidated financial statements and the related financial statement schedule.

KPMG LLP

Philadelphia, PA

February 27, 2017

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Except for the information provided in “Part I – Item 4.1 Executive Officers of the Registrant” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2017 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Proposal I – Election of Directors,” “Committees of the Board of Directors – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

We have adopted a written code of ethics, “Our Values and Standards of Business Conduct,” which is applicable to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Controller and other executive officers (collectively, the “Selected Officers”). We have also adopted a written code of ethics, “Code of Ethics for Senior Financial Officers,” which applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and any other person performing similar functions (collectively, the “Senior Financial Officers”). In accordance with the SEC’s rules and regulations a copy of each code of ethics is posted on our website www.dormanproducts.com. Dorman will provide to any person without charge, upon request, a copy of such codes of ethics. Requests for copies of such codes of ethics should be directed to: Thomas Knoblauch, Dorman Products, Inc., 3400 East Walnut Street, Colmar, PA 18915. We intend to disclose any changes in or waivers from our codes of ethics on our website at www.dormanproducts.com.

Item 11.	Executive Compensation.

The required information is incorporated by reference from our definitive proxy statement for our 2017 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Proposal I – Election of Directors – Director Compensation in Fiscal 2016,” “Executive Compensation: Compensation Discussion and Analysis,” “Executive Compensation: Compensation Tables,” and “Compensation Committee Interlocks and Insider Participation”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2017 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management”.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 31, 2016:

			(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	101,084	$29.52	1,518,637
Equity compensation plans not approved by security holders	—	—	—

Total	101,084	$29.52	1,518,637

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The required information is incorporated by reference from our definitive proxy statement for our 2017 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance – The Board of Directors and Director Independence”.

Item 14.	Principal Accounting Fees and Services.

The required information is incorporated by reference from our definitive proxy statement for our 2017 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures”.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Consolidated Financial Statements. Our Consolidated Financial Statements and related documents are provided in Part II - Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014.

Consolidated Balance Sheets as of December 31, 2016 and December 26, 2015.

Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 31, 2016, December 26, 2015 and December 27, 2014.

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2016, December 26, 2015, and December 27, 2014.

Notes to Consolidated Financial Statements.

(a)(2) Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts.

(a)(3) Exhibits required by Item 601 of Regulation S-K and Item 15(b) of Form 10-K to be filed as part of this Annual Report on Form 10-K are listed below:

Number	Title

3.1	Amended and Restated Articles of Incorporation of the Company. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 24, 2007.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated July 31, 2009.

4.1	Specimen Common Stock Certificate of the Company. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

4.2	Amended and Restated Shareholders’ Agreement dated as of July 1, 2006. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

10.1	Lease Agreement, dated December 29, 2012, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated November 16, 2012.

10.1.1	Lease renewal option, dated November 14, 2016, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated November 14, 2016.

10.2	Industrial Building Lease, dated January 31, 2006, by and between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated February 2, 2006.

10.2.1	Second Amendment to Industrial Building Lease, dated January 25, 2008, by and between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated January 29, 2008.

10.3	Third Amended and Restated Credit Agreement dated as of July 24, 2006, between the Company and Wachovia Bank, National Association. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated July 27, 2006.

10.3.1	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of December 24, 2007, by and between the Company and Wachovia Bank, National Association. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated January 2, 2008.

10.3.2	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of April 26, 2010, by and between the Company and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association). Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated April 27, 2010.

10.3.3	Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated as of December 20, 2012, by and between the Company and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association). Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated December 21, 2012.

10.3.4	Amendment No. 4 to the Third Amended and Restated Credit Agreement, dated as of April 29, 2015, by and between the Company and Wells Fargo Bank, National Association (successor by merger to Wachovia Bank, National Association). Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended March 28, 2015.

10.4†	Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.1†	Form of Incentive Stock Option Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.2†	Form of Non-Qualified Stock Option Agreement for Officers and Other Key Employees pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.3†	Form of Non-Qualified Stock Option Agreement for Outside Directors and Important Consultants and/or Advisors pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.4†	Form of Restricted Stock Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.5†	Amendment No. 1 to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014.

10.4.6†	Amendment No. 2 to the Dorman Products, Inc. 2008 Stock Option Plan and Stock Incentive Plan, approved by the Company’s shareholders at the 2014 Annual Shareholders Meeting held on May 16, 2014. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 20, 2014.

10.5†	Dorman Products, Inc. Nonqualified Deferred Compensation Plan. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated February 11, 2011.

10.6†	Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated April 1, 2008.

10.7†	Dorman Products, Inc. Executive Cash Bonus Plan, approved by the Company’s shareholders at the 2010 Annual Shareholders Meeting held on May 20, 2010. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 24, 2010.

10.7.1†	Amendment No. 1 to the Dorman Products, Inc. Executive Cash Bonus Plan, approved by the Company’s shareholders at the 2014 Annual Shareholders Meeting held on May 16, 2014. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 20, 2014.

10.8†	General Release and Waiver signed by Joseph M. Beretta dated July 11, 2013. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013.

10.9†	Separation Agreement, dated February 25, 2011, between the Company and Jeffrey Darby. Incorporated by reference to the Exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

10.10†	Employment Agreement, dated December 28, 2015, between the Company and Mathias J. Barton. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated December 28, 2015.

10.11†	Amended and Restated Employment Agreement, dated December 28, 2015, between the Company and Steven Berman. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated December 27, 2014.

10.12†	Transition, Separation & General Release Agreement, dated February 4, 2016, between the Company and Matthew Kohnke. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated February 4, 2016.

10.13†	Offer Letter, dated May 2, 2016, between the Company and Kevin Olsen. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K dated May 24, 2016.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The financial statements from the Dorman Products, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2016, December 26, 2015 and December 27, 2014; (ii) the Consolidated Balance Sheets as of December 31, 2016 and December 26, 2015; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, December 26, 2015 and December 27, 2014; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 26, 2015 and December 27, 2014; and (v) the Notes to Consolidated Financial Statements.

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

Item 16.	10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

	By:	/s/ Mathias J. Barton
Date: February 27, 2017	Mathias J. Barton President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mathias J. Barton	President, Chief Executive Officer and Director	February 27, 2017
Mathias J. Barton	(principal executive officer)

/s/ Kevin M. Olsen	Chief Financial Officer	February 27, 2017
Kevin M. Olsen	(principal financial and accounting officer)

/s/ Steven L. Berman	Executive Chairman	February 27, 2017
Steven L. Berman

/s/ John J. Gavin	Director	February 27, 2017
John J. Gavin

/s/ Paul R. Lederer	Director	February 27, 2017
Paul R. Lederer

/s/ Edgar W. Levin	Director	February 27, 2017
Edgar W. Levin

/s/ Richard T. Riley	Director	February 27, 2017
Richard T. Riley

/s/ G. Michael Stakias	Director	February 27, 2017
G. Michael Stakias

SCHEDULE II: Valuation and Qualifying Accounts

(in thousands)	For the Year Ended
	December 31, 2016	December 26, 2015	December 27, 2014
Allowance for doubtful accounts:
Balance, beginning of period	$4,503	$1,508	$1,281
Provision	1,212	3,260	308
Charge-offs	(4,370)	(265)	(81)

Balance, end of period	$1,345	$4,503	$1,508

Allowance for customer credits:
Balance, beginning of period	$82,483	$77,671	$64,598
Provision	175,260	206,560	182,219
Credits issued	(159,093)	(201,748)	(169,146)

Balance, end of period	$98,650	$82,483	$77,671