Form 10-Q
period 2017-04-01
Dorman Products, Inc.
filed 2017-05-04
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 1, 2017, the registrant had 34,297,170 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

April 1, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except per share data)	April 1, 2017	March 26, 2016
Net sales	$221,625	$208,148
Cost of goods sold	132,882	127,554

Gross profit	88,743	80,594
Selling, general and administrative expenses	43,701	41,663

Income from operations	45,042	38,931
Interest income (expense), net	64	(57)

Income before income taxes	45,106	38,874
Provision for income taxes	15,919	14,203

Net income	$29,187	$24,671

Earnings Per Share:
Basic	$0.85	$0.71
Diluted	$0.85	$0.71

Weighted Average Shares Outstanding:
Basic	34,385	34,678
Diluted	34,479	34,734

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	April 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$156,344	$149,121
Accounts receivable, less allowance for doubtful accounts and customer credits of $101,250 and $99,995	232,924	230,526
Inventories	171,762	168,851
Prepaids and other current assets	2,972	3,116

Total current assets	564,002	551,614

Property, plant and equipment, net	88,836	88,436
Goodwill and intangible assets, net	32,432	29,788
Deferred tax asset, net	13,615	12,429
Other assets	39,716	29,525

Total	$738,601	$711,792

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$71,653	$72,629
Accrued compensation	5,291	11,899
Other accrued liabilities	33,505	19,320

Total current liabilities	110,449	103,848

Other long-term liabilities	8,173	6,302
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 34,449,497 and 34,517,633 in 2017 and 2016, respectively	344	345
Additional paid-in capital	44,181	44,187
Retained earnings	575,454	557,110

Total shareholders’ equity	619,979	601,642

Total	$738,601	$711,792

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands)	April 1, 2017	March 26, 2016
Cash Flows from Operating Activities:
Net income	$29,187	$24,671
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	5,005	4,499
Provision for doubtful accounts	75	996
Benefit for deferred income taxes	(1,186)	(442)
Provision for non-cash stock compensation	653	440
Changes in assets and liabilities:
Accounts receivable	(2,473)	(4,468)
Inventories	(818)	6,139
Prepaids and other current assets	144	(405)
Other assets	(191)	(1,487)
Accounts payable	(668)	(11,930)
Accrued compensation and other liabilities	8,417	5,901

Cash provided by operating activities	38,145	23,914

Cash Flows from Investing Activities:
Property, plant and equipment additions	(5,618)	(5,598)
Purchase of investments	(13,127)	—

Cash used in investing activities	(18,745)	(5,598)

Cash Flows from Financing Activities:
Other stock related activity	(856)	(11)
Purchase and cancellation of common stock	(11,321)	(9,986)

Cash used in financing activities	(12,177)	(9,997)

Net Increase in Cash and Cash Equivalents	7,223	8,319
Cash and Cash Equivalents, Beginning of Period	149,121	78,659

Cash and Cash Equivalents, End of Period	$156,344	$86,978

Supplemental Cash Flow Information
Cash paid for interest expense	$61	$70
Cash paid for income taxes	$1,046	$2,568

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2017 AND MARCH 26, 2016

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended April 1, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2017. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

2.	Acquisition

On January 6, 2017, we acquired certain assets of Ingalls Engineering Company, Inc., a chassis and suspension business, primarily to expand our product portfolio. The purchase price was approximately $4.8 million, comprised of $3.1 million of cash and $1.7 million of estimated contingent payments. The contingent payment arrangement is based upon future net sales of the acquired business. In connection with this acquisition, we preliminarily recorded $2.7 million in goodwill and other intangible assets and $2.1 million of other net assets pending final valuation. All of the intangible assets resulting from the asset purchase are expected to be deductible for tax purposes. The financial results of the acquisition have been included in the Consolidated Financial Statements since the acquisition date.

3.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $146.0 million and $135.2 million of accounts receivable during the thirteen weeks ended April 1, 2017 and March 26, 2016, respectively. If receivables had not been sold, $370.6 million and $338.3 million of additional accounts receivable would have been outstanding at April 1, 2017 and December 31, 2016, respectively, based on standard payment terms. Selling, general and administrative expenses for each of the thirteen weeks ended April 1, 2017 and March 26, 2016 included $2.5 million in financing costs associated with these accounts receivable sales programs.

4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	April 1, 2017	December 31, 2016
Bulk product	$67,059	$72,833
Finished product	101,941	93,223
Packaging materials	2,762	2,795

Total	$171,762	$168,851

5.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock vests in accordance with the terms set forth in each restricted stock agreement. At April 1, 2017, 1,406,394 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of financial goals. We retain the restricted stock, and any dividends paid thereon, until the vesting conditions have been met. For awards with a service condition only, compensation cost related to the stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to the stock is calculated based upon the probable outcome of the performance conditions and is recognized over the performance period. Compensation cost related to restricted stock was $0.6 million and $0.4 million for the thirteen weeks ended April 1, 2017 and March 26, 2016, respectively.

The following table summarizes our restricted stock activity for the thirteen weeks ended April 1, 2017:

	Shares	Weighted Average Price
Balance at December 31, 2016	145,363	$49.22
Granted	57,011	$78.21
Vested	(37,637)	$53.86
Cancelled	(276)	$52.19

Balance at April 1, 2017	164,461	$58.21

As of April 1, 2017, there was approximately $7.8 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. In accordance with ASU No. 2016-09 (see Note 11), the excess tax benefit generated from restricted shares which vested in the thirteen weeks ended April 1, 2017 was $0.2 million and was credited to income tax expense. The excess tax benefit generated from restricted shares which vested in the thirteen weeks ended March 26, 2016 was $0.1 million and was credited to additional paid-in capital.

We grant stock options to certain employees and members of the Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income for the thirteen weeks ended April 1, 2017 and March 26, 2016 was less than $0.1 million in each period. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Income. No cost was capitalized during the thirteen weeks ended April 1, 2017 and March 26, 2016.

We use the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. During the thirteen weeks ended April 1, 2017 and March 26, 2016, we granted 55,508 and 46,684 stock options, respectively.

The following table summarizes our stock option activity for the thirteen weeks ended April 1, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 31, 2016	101,084	$29.52
Granted	55,508	$78.40
Exercised	(32,000)	$6.90

Balance at April 1, 2017	124,592	$57.11	4.3	$3,117,895

Options exercisable at April 1, 2017	19,671	$27.40	3.2	$1,076,542

There were 32,000 options exercised during the thirteen weeks ended April 1, 2017. As of April 1, 2017, there was $1.2 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.6 years.

The cash received from stock option exercises was less than $0.1 million in the thirteen weeks ended April 1, 2017. There was no cash generated from stock option exercises in the thirteen weeks ended March 26, 2016.

In accordance with ASU No. 2016-09 (see Note 11), the excess tax benefit generated from stock options exercises in the thirteen weeks ended April 1, 2017 was $0.6 million and was credited to income tax expense. There was no excess tax benefit generated from stock option exercises in the thirteen weeks ended March 26, 2016.

6.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of 37,464 shares and 73,000 shares were excluded from the calculation of diluted earnings per share as of April 1, 2017 and March 26, 2016, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended
(in thousands, except per share data)	April 1, 2017	March 26, 2016
Numerator
Net income	$29,187	$24,671
Denominator:
Weighted average basic shares outstanding	34,385	34,678
Effect of stock-based compensation awards	94	56

Weighted average diluted shares outstanding	34,479	34,734

Earnings Per Share:
Basic	$0.85	$0.71
Diluted	$0.85	$0.71

7.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the thirteen weeks ended April 1, 2017, we repurchased and cancelled 3,830 shares of common stock for $0.3 million at an average price of $75.45 per share. During the fifty-three weeks ended December 31, 2016, we repurchased and cancelled 38,970 shares of common stock for $2.2 million at an average price of $56.66 per share.

Our Board of Directors authorized a share repurchase program up to $250 million through December 31, 2018. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the thirteen weeks ended April 1, 2017, we repurchased and cancelled 138,900 shares of common stock for $11.0 million at an average price of $79.43 per share under this program. For the fifty-three weeks ended December 31, 2016, we repurchased and cancelled 430,866 shares of common stock for $22.5 million at an average price of $52.15 per share under this program.

8.	Related-Party Transactions

We have a non-cancelable operating lease for our primary operating facility with a partnership in which Steven L. Berman, our Executive Chairman, and his family members, are partners. Based upon the terms of the lease, payments will be $1.6 million in fiscal 2017 and were $1.6 million in fiscal 2016. The lease with the partnership expires December 31, 2022. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed in fiscal 2016.

We are partner in a joint venture with one of our suppliers and own minority interests in three other suppliers. Each of these investments is accounted for according to the equity method. This includes a 33% minority equity interest in a supplier, which we purchased on January 27, 2017 for $10.0 million.

9.	Income Taxes

At April 1, 2017, we had $4.1 million of net unrecognized tax benefits, $2.8 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2017, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

We file income tax returns in the United States, China, India and Mexico. All years before 2013 are closed for federal tax purposes. We are currently under examination by one state tax authority for years 2011-2012. Tax years before 2011 are closed for the remaining states in which we file. We filed tax returns in Sweden through 2012 and all years prior to 2009 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could impact the Company’s unrecognized tax benefits.

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The amendments in this guidance do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Within the scope of this new guidance, an entity should measure inventory at the lower of cost and net realizable value; where, net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance was effective for annual periods beginning after December 15, 2016, with early adoption permitted. The new guidance must be applied on a prospective basis. Adoption of this ASU did not have a material impact on our Consolidated Financial Statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Improvement to Employee Share-Based Payment Accounting, which amends the current guidance related to stock compensation. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard was effective for annual periods beginning after December 15, 2016, with early application permitted. Adoption of this ASU resulted in a $0.8 million tax benefit during the thirteen weeks ended April 1, 2017. The amount of benefit, if any, in future periods will vary.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the need to perform a hypothetical purchase price allocation to measure goodwill impairment. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are evaluating the effect that the new guidance will have, however, we do not believe the new guidance will have a material impact on our consolidated financial statements and related disclosures.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, unfavorable economic conditions, loss of key vendors, loss of third-party transportation providers, claims of intellectual property infringement, quality problems, delay in the development and design of new products, space limitations on our customers’ shelves, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, unfavorable results of legal proceedings, disruption from events beyond the Company’s control, risks associated with conflict minerals, risks associated with cyber-attacks, the imposition of new taxes or duties, the termination or modification of accounts receivable sales agreements, and other risks and factors identified from time to time in the reports the Company files with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in “Part I, Item 1A Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. You should not place an undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or the availability of new information.

Introduction

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto of Dorman Products, Inc. and its subsidiaries included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Overview

We believe we are a leading supplier of replacement parts and fasteners for passenger cars, light trucks and heavy duty trucks in the automotive aftermarket. We distribute and market approximately 155,000 different stock keeping units (“SKU’s”) of automotive replacement parts many of which we design and engineer. These SKU’s are sold under our various brand names, under our customers’ private label brands or in bulk. We believe we are a leading aftermarket supplier of original equipment “dealer exclusive” items. Original equipment “dealer exclusive” parts are those parts which were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, complex electronics modules and exhaust gas recirculation (EGR) coolers.

We generate virtually all of our revenues from customers in the North American automotive aftermarket, primarily in the United States. Our products are sold primarily through automotive aftermarket retailers (such as Advance Auto Parts, Inc., AutoZone, Inc. and O’Reilly Automotive, Inc.), national, regional and local warehouse distributors (such as Genuine Parts Co. - NAPA), specialty markets and salvage yards. We also distribute automotive replacement parts outside the United States, with sales primarily into Canada, Mexico, Europe, the Middle East, and Australia.

The automotive aftermarket has benefited from some of the factors affecting the general economy, including the impact of recessions, unemployment, and fluctuating gas prices. We believe vehicle owners have become more likely to keep their current vehicles longer and perform necessary repairs and maintenance in order to keep those vehicles well maintained as a result of these factors. According to data published by Polk, a division of IHS Automotive, the average age of vehicles was 11.6 years as of November 2016, which is an increase from 11.5 years as of July 2015 despite increasing new car sales. The number of miles driven is another important statistic that impacts our business. According to the United States Department of Transportation, the number of miles driven has increased each year since 2011 with miles driven having increased 3% as of December 2016 as compared to December 2015. Generally, as vehicles are driven more miles, the more likely it is that parts will fail. We believe the combination of the vehicle age increase and number of miles driven has accounted for a portion of our sales growth.

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

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here is on formerly “dealer only” parts similar to the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have approximately 960 SKU’s in our medium and heavy duty product line.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter.

We operate on a fifty-two or fifty-three week fiscal year period ended on the last Saturday of the calendar year. Our 2017 fiscal year will be a fifty-two week period that will end on December 30, 2017. The fiscal year ended December 31, 2016 was a fifty-three week period.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Income:

	Thirteen Weeks Ended
	April 1, 2017		March 26, 2016
Net sales	$221.6	100.0%	$208.1	100.0%
Cost of goods sold	$132.9	60.0%	$127.6	61.3%
Gross profit	$88.7	40.0%	$80.6	38.7%
Selling, general and administrative expenses	$43.7	19.7%	$41.7	20.0%
Income from operations	$45.0	20.3%	$38.9	18.7%
Interest income (expense), net	$0.1	0.1%	$(0.1)	(0.0%)
Income before income taxes	$45.1	20.4%	$38.9	18.7%
Provision for income taxes	$15.9	7.2%	$14.2	6.8%
Net income	$29.2	13.2%	$24.7	11.9%

Thirteen Weeks Ended April 1, 2017 Compared to Thirteen Weeks Ended March 26, 2016

Net sales increased 6% to $221.6 million for the thirteen weeks ended April 1, 2017 from $208.1 million for the thirteen weeks ended March 26, 2016. The increase in net sales is primarily due to overall increased demand for our products, including our new products.

Gross profit margin was 40.0% of net sales for the thirteen weeks ended April 1, 2017 compared to 38.7% of net sales for the thirteen weeks ended March 26, 2016.The increased gross profit margin was primarily the result of a favorable sales mix towards higher margin products and leverage of costs across a higher sales volume.

Selling, general and administrative expenses were $43.7 million for the thirteen weeks ended April 1, 2017 compared to $41.7 million for the thirteen weeks ended March 26, 2016. The increase during the thirteen weeks ended April 1, 2017 was primarily due to increased variable costs associated with higher net sales and general wage and benefit cost increases. Results for the thirteen weeks ended March 26, 2016 include a $0.9 million provision for doubtful accounts due to a customer that was in bankruptcy.

Our effective tax rate was 35.3% for the thirteen weeks ended April 1, 2017 compared to 36.5% for the thirteen weeks ended March 26, 2016. The effective tax rate decreased primarily due to increased benefits from stock compensation expenses in accordance with our adoption of ASU No. 2016-09 which were partially offset by higher provisions for state income taxes.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by our customers. Cash and cash equivalents at April 1, 2017 increased to $156.3 million from $149.1 million at December 31, 2016. Working capital was $453.6 million at April 1, 2017 compared to $447.8 million at December 31, 2016. Shareholders’ equity was $620.0 million at April 1, 2017 and $601.6 million at December 31, 2016. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, or other factors.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During the thirteen weeks ended April 1, 2017 and March 26, 2016, we sold approximately $146.0 million and $135.2 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

We have a $30.0 million revolving credit facility which expires in June 2017. Borrowings under the facility are on an unsecured basis with interest at rates ranging from LIBOR plus 65 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at April 1, 2017 was LIBOR plus 65 basis points (1.63%). There were no borrowings under the facility as of April 1, 2017. As of April 1, 2017, we had two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.2 million available under the facility at April 1, 2017. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of April 1, 2017, we were in compliance with all financial covenants contained in the revolving credit facility.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	Thirteen Weeks Ended
(in thousands)	April 1, 2017	March 26, 2016
Cash provided by operating activities	$38,145	$23,914
Cash used in investing activities	(18,745)	(5,598)
Cash used in financing activities	(12,177)	(9,997)

Net increase in cash and cash equivalents	$7,223	$8,319

During the thirteen weeks ended April 1, 2017, cash provided by operating activities was $38.1 million primarily as a result of $29.2 million in net income, non-cash adjustments to net income of $4.5 million and a net increase in operating assets and liabilities of $4.4 million. Compared to the Consolidated Balance Sheet at December 31, 2016, accounts receivable increased $2.5 million due to timing of cash receipts. Accounts payable decreased by $0.7 million. Other assets and liabilities, net, increased by $5.4 million primarily due to an increase in accrued income taxes partially offset by a decrease in accrued compensation.

During the thirteen weeks ended March 26, 2016, cash provided by operating activities was $23.9 million primarily as a result of $24.7 million in net income, non-cash adjustments to net income of $5.5 million and a net decrease in operating assets and liabilities of $6.3 million. Compared to the Consolidated Balance Sheet at December 26, 2015, accounts receivable increased $4.5 million due to increasing sales over our average days outstanding. Inventory decreased $6.1 million due to lower inventory purchases and increased net sales. Accounts payable decreased by $11.9 million due to lower inventory purchases and the timing of payments to our vendors.

Investing activities used $18.7 million of cash in the thirteen weeks ended April 1, 2017 and $5.6 million in the thirteen weeks ended March 26, 2016.

•	Capital spending in the thirteen weeks ended April 1, 2017 was primarily related to $2.3 million in tooling associated with new products and $2.0 million in enhancements and upgrades to our information systems.

•	Capital spending in the thirteen weeks ended March 26, 2016 was primarily related to $2.8 million in tooling associated with new products and $1.0 million in enhancements and upgrades to our information systems.

•	Additionally, during the thirteen weeks ended April 1, 2017, we used $3.1 million to acquire certain assets of Ingalls Engineering Co., Inc. and $10.0 million to acquire a minority equity interest in a supplier.

•	The remaining capital spending in both periods resulted from scheduled equipment replacements, certain facility improvements and other capital projects.

Financing activities used $12.2 million of cash in the thirteen weeks ended April 1, 2017 and $10.0 million in the thirteen weeks ended March 26, 2016.

•	In the thirteen weeks ended April 1, 2017, we paid $11.0 million to repurchase 138,900 common shares. In the thirteen weeks ended March 26, 2016, we paid $9.6 million to repurchase 207,166 common shares.

•	The remaining sources and uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of common stock from our 401(k) Plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the thirteen weeks ended April 1, 2017, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Foreign Currency Fluctuations

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

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our available credit and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. A one percentage point increase in LIBOR or the discount rates under the accounts receivable sales programs would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $3.7 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended April 1, 2017.

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

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended April 1, 2017, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2016 through January 28, 2017	3,501	$68.68	—	$151,430,329
January 29, 2017 through February 25, 2017	5,408	$74.74	—	$151,430,329
February 26, 2017 through April 1, 2017	145,237	$79.41	138,900	$140,397,571

Total	154,146	$79.00	138,900	$140,397,571

(1)	Includes 3,830 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 6 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Also includes 11,416 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan.
(2)	On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors expanded the program up to $250 million and extended program through December 31, 2018. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 138,900 shares under this program during the thirteen weeks ended April 1, 2017.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

(a)	Exhibits

The Exhibits included in this report are listed in the Exhibit Index on page 20, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

May 4, 2017

/s/ Mathias J. Barton
Mathias J. Barton
President and Chief Executive Officer
(principal executive officer)

May 4, 2017

/s/ Kevin M. Olsen
Kevin M. Olsen
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended April 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.