Form 10-Q
period 2017-07-01
Dorman Products, Inc.
filed 2017-08-03
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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

As of July 31, 2017, the registrant had 34,073,578 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

July 1, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Thirteen Weeks Ended
(in thousands, except per share data)	July 1, 2017	June 25, 2016
Net sales	$229,262	$209,573
Cost of goods sold	138,410	127,409

Gross profit	90,852	82,164
Selling, general and administrative expenses	45,853	41,175

Income from operations	44,999	40,989
Interest income (expense), net	241	(62)

Income before income taxes	45,240	40,927
Provision for income taxes	16,803	14,945

Net income	$28,437	$25,982

Earnings Per Share:
Basic	$0.83	$0.75
Diluted	$0.83	$0.75

Weighted Average Shares Outstanding:
Basic	34,128	34,546
Diluted	34,225	34,626

See accompanying Notes to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Twenty-six Weeks Ended
(in thousands, except per share data)	July 1, 2017	June 25, 2016
Net sales	$450,887	$417,721
Cost of goods sold	271,292	254,963

Gross profit	179,595	162,758
Selling, general and administrative expenses	89,554	82,838

Income from operations	90,041	79,920
Interest income (expense), net	305	(119)

Income before income taxes	90,346	79,801
Provision for income taxes	32,722	29,148

Net income	$57,624	$50,653

Earnings Per Share:
Basic	$1.68	$1.46
Diluted	$1.68	$1.46

Weighted Average Shares Outstanding:
Basic	34,256	34,615
Diluted	34,350	34,669

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	July 1, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$129,208	$149,121
Accounts receivable, less allowance for doubtful accounts and customer credits of $99,723 and $99,995	230,414	230,526
Inventories	200,383	168,851
Prepaids and other current assets	5,048	3,116

Total current assets	565,053	551,614

Property, plant and equipment, net	90,216	88,436
Goodwill and intangible assets, net	32,642	29,788
Deferred tax asset, net	15,095	12,429
Other assets	42,028	29,525

Total	$745,034	$711,792

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$90,611	$72,629
Accrued compensation	7,134	11,899
Other accrued liabilities	13,924	19,320

Total current liabilities	111,669	103,848

Other long-term liabilities	8,724	6,302
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and Outstanding 34,144,244 and 34,517,633 in 2017 and 2016, respectively	341	345
Additional paid-in capital	44,268	44,187
Retained earnings	580,032	557,110

Total shareholders’ equity	624,641	601,642

Total	$745,034	$711,792

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Twenty-six Weeks Ended
(in thousands)	July 1, 2017	June 25, 2016
Cash Flows from Operating Activities:
Net income	$57,624	$50,653
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	10,192	9,179
Provision for doubtful accounts	150	1,071
Benefit for deferred income taxes	(2,666)	(85)
Provision for non-cash stock compensation	1,478	1,048
Changes in assets and liabilities:
Accounts receivable	(38)	(13,932)
Inventories	(29,690)	14,753
Prepaids and other current assets	(1,932)	(1,172)
Other assets	(2,503)	(3,230)
Accounts payable	18,158	(11,408)
Accrued compensation and other liabilities	(8,850)	(10,333)

Cash provided by operating activities	41,923	36,544

Cash Flows from Investing Activities:
Property, plant and equipment additions	(11,932)	(10,118)
Purchase of investments	(13,127)	—

Cash used in investing activities	(25,059)	(10,118)

Cash Flows from Financing Activities:
Other stock related activity	(1,043)	(97)
Purchase and cancellation of common stock	(35,734)	(17,091)

Cash used in financing activities	(36,777)	(17,188)

Net Increase in Cash and Cash Equivalents	(19,913)	9,238
Cash and Cash Equivalents, Beginning of Period	149,121	78,659

Cash and Cash Equivalents, End of Period	$129,208	$87,897

Supplemental Cash Flow Information
Cash paid for interest expense	$129	$133
Cash paid for income taxes	$38,679	$32,053

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 2017 AND JUNE 25, 2016

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended July 1, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2017. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

2.	Acquisition

On January 6, 2017, we acquired certain assets of Ingalls Engineering Company, Inc., a chassis and suspension business, primarily to expand our product portfolio. The purchase price was $4.8 million, comprised of $3.1 million of cash and $1.7 million of estimated contingent payments. The contingent payment arrangement is based upon future net sales of the acquired business. In connection with this acquisition, we preliminarily recorded $2.9 million in goodwill and other intangible assets and $1.9 million of other net assets pending final valuation. All of the intangible assets resulting from the asset purchase are expected to be deductible for tax purposes. The financial results of the acquisition have been included in the Consolidated Financial Statements since the acquisition date.

3.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $299.1 million and $257.8 million of accounts receivable during the twenty-six weeks ended July 1, 2017 and June 25, 2016, respectively. If receivables had not been sold, $373.3 million and $338.3 million of additional accounts receivable would have been outstanding at July 1, 2017 and December 31, 2016, respectively, based on standard payment terms. Selling, general and administrative expenses for the twenty-six weeks ended July 1, 2017 and June 25, 2016 included $5.6 million and $4.4 million, respectively, in financing costs associated with these accounts receivable sales programs.

4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	July 1, 2017	December 31, 2016
Bulk product	$75,523	$72,833
Finished product	122,047	93,223
Packaging materials	2,813	2,795

Total	$200,383	$168,851

5.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock vests in accordance with the terms set forth in each restricted stock agreement. At July 1, 2017, 1,400,533 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of financial goals. We retain the restricted stock, and any dividends paid thereon, until the vesting conditions have been met. For awards with a service condition only, compensation cost related to the stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to the stock is calculated based upon the probable outcome of the performance conditions and is recognized over the performance period. Compensation cost related to restricted stock was $1.3 million and $1.0 million for the twenty-six weeks ended July 1, 2017 and June 25, 2016, respectively.

The following table summarizes our restricted stock activity for the twenty-six weeks ended July 1, 2017:

	Shares	Weighted Average Price
Balance at December 31, 2016	145,363	$49.22
Granted	60,356	$78.32
Vested	(45,942)	$53.35
Cancelled	(276)	$52.19

Balance at July 1, 2017	159,501	$59.04

As of July 1, 2017, there was approximately $8.1 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. In accordance with ASU No. 2016-09 (see Note 11), the excess tax benefit generated from restricted shares which vested in the twenty-six weeks ended July 1, 2017 was $0.3 million and was credited to income tax expense. The excess tax benefit generated from restricted shares which vested in the twenty-six weeks ended June 25, 2016 was $0.2 million and was credited to additional paid-in capital.

We grant stock options to certain employees and members of our Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income for the twenty-six weeks ended July 1, 2017 and June 25, 2016 was $0.1 million in each period. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Income. No cost was capitalized during the twenty-six weeks ended July 1, 2017 and June 25, 2016.

We use the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. During the twenty-six weeks ended July 1, 2017 and June 25, 2016, we granted 58,204 and 61,084 stock options, respectively.

The following table summarizes our stock option activity for the twenty-six weeks ended July 1, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 31, 2016	101,084	$29.52
Granted	58,024	$78.58
Exercised	(32,000)	$6.90

Balance at July 1, 2017	127,108	$57.61	4.0	$3,198,087

Options exercisable at July 1, 2017	23,271	$31.41	3.1	$1,195,152

There were 32,000 options exercised during the twenty-six weeks ended July 1, 2017. There were no options exercised in the twenty-six weeks ended June 25, 2016. As of July 1, 2017, there was $1.2 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.4 years.

The cash received from stock option exercises was less than $0.1 million in the twenty-six weeks ended July 1, 2017. There was no cash generated from stock option exercises in the twenty-six weeks ended June 25, 2016.

In accordance with ASU No. 2016-09 (see Note 11), the excess tax benefit generated from stock options exercises in the twenty-six weeks ended July 1, 2017 was $0.6 million and was credited to income tax expense. There was no excess tax benefit generated from stock option exercises in the twenty-six weeks ended June 25, 2016.

6.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of 17,226 shares and 15,710 shares were excluded from the calculation of diluted earnings per share as of July 1, 2017 and June 25, 2016, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
(in thousands, except per share data)	July 1, 2017	June 25, 2016	July 1, 2017	June 25, 2016
Numerator
Net income	$28,437	$25,982	$57,624	$50,653
Denominator:
Weighted average basic shares outstanding	34,128	34,546	34,256	34,615
Effect of stock-based compensation awards	97	80	94	54

Weighted average diluted shares outstanding	34,225	34,626	34,350	34,669

Earnings Per Share:
Basic	$0.83	$0.75	$1.68	$1.46
Diluted	$0.83	$0.75	$1.68	$1.46

7.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the twenty-six weeks ended July 1, 2017, we repurchased and cancelled 9,290 shares of common stock for $0.7 million at an average price of $79.07 per share. During the fifty-three weeks ended December 31, 2016, we repurchased and cancelled 38,970 shares of common stock for $2.2 million at an average price of $56.66 per share.

Our Board of Directors authorized a share repurchase program of up to $250 million through December 31, 2018. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the twenty-six weeks ended July 1, 2017, we repurchased and cancelled 439,485 shares of common stock for $35.0 million at an average price of $79.64 per share under this program. For the fifty-three weeks ended December 31, 2016, we repurchased and cancelled 430,866 shares of common stock for $22.5 million at an average price of $52.15 per share under this program.

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

At July 1, 2017, we had $4.6 million of net unrecognized tax benefits, $3.1 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of July 1, 2017, we had approximately $0.2 million of accrued interest related to uncertain tax positions.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Improvement to Employee Share-Based Payment Accounting, which amends the current guidance related to stock compensation. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard was effective for annual periods beginning after December 15, 2016, with early application permitted. Adoption of this ASU resulted in a $0.9 million tax benefit during the twenty-six weeks ended July 1, 2017. The amount of benefit, if any, in future periods will vary.

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

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, unfavorable economic conditions, loss of key vendors, loss of third-party transportation providers, claims of intellectual property infringement, quality problems, delay in the development and design of new products, space limitations on our customers’ shelves, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, unfavorable results of legal proceedings, disruption from events beyond the Company’s control, risks associated with conflict minerals, risks associated with cyber-attacks, the imposition of new taxes or duties, the termination or modification of accounts receivable sales agreements, and other risks and factors identified from time to time in the reports the Company files with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in “Part I, Item 1A Risk Factors.” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. You should not place an undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or the availability of new information.

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

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here is on formerly “dealer only” parts similar to the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have approximately 990 SKU’s in our medium and heavy duty product line.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Income:

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 1, 2017		June 25, 2016		July 1, 2017		June 25, 2016
Net sales	$229.3	100.0%	$209.6	100.0%	$450.9	100.0%	$417.7	100.0%
Cost of goods sold	$138.4	60.4%	$127.4	60.8%	$271.3	60.2%	$255.0	61.0%
Gross profit	$90.9	39.6%	$82.2	39.2%	$179.6	39.8%	$162.8	39.0%
Selling, general and administrative expenses	$45.9	20.0%	$41.2	19.6%	$89.6	19.8%	$82.8	19.9%
Income from operations	$45.0	19.6%	$41.0	19.6%	$90.0	20.0%	$79.9	19.1%
Interest income (expense), net	$0.2	0.1%	$(0.1)	(0.1%)	$0.3	0.0%	$(0.1)	(0.0%)
Income before income taxes	$45.2	19.7%	$40.9	19.5%	$90.3	20.0%	$79.8	19.1%
Provision for income taxes	$16.8	7.3%	$14.9	7.1%	$32.7	7.2%	$29.1	7.0%
Net income	$28.4	12.4%	$26.0	12.4%	$57.6	12.8%	$50.7	12.1%

Thirteen Weeks Ended July 1, 2017 Compared to Thirteen Weeks Ended June 25, 2016

Net sales increased 9% to $229.3 million for the thirteen weeks ended July 1, 2017 from $209.6 million for the thirteen weeks ended June 25, 2016. The increase in net sales is primarily due to overall increased demand for our products at several of our large customers, including our new products.

Gross profit margin was 39.6% of net sales for the thirteen weeks ended July 1, 2017 compared to 39.2% of net sales for the thirteen weeks ended June 25, 2016. The improvement in gross profit margin was primarily the result of a favorable sales mix towards higher margin products and leverage of costs across a higher sales volume.

Selling, general and administrative expenses were $45.9 million for the thirteen weeks ended July 1, 2017 compared to $41.2 million for the thirteen weeks ended June 25, 2016. The increase in expense during the thirteen weeks ended July 1, 2017 was primarily due to increased variable costs associated with higher net sales and an increase in wage and benefit costs. In addition, accounts receivable sales costs increased $1.1 million due to a higher volume of receivables sold and increased interest rates associated with the program.

Our effective tax rate was 37.1% for the thirteen weeks ended July 1, 2017 compared to 36.5% for the thirteen weeks ended June 25, 2016. The effective tax rate increased primarily due to higher provisions for state income taxes.

Twenty-six Weeks Ended July 1, 2017 Compared to Twenty-six Weeks Ended June 25, 2016

Net sales increased 8% to $450.9 million for the twenty-six weeks ended July 1, 2017 from $417.7 million for the twenty-six weeks ended June 25, 2016. The increase in net sales is primarily due to overall increased demand for our products at several of our large customers, including our new products.

Gross profit margin was 39.8% of net sales for the twenty-six weeks ended July 1, 2017 and 39.0% of net sales for the twenty-six weeks ended June 25, 2016. The improvement in gross profit margin was due to a favorable sales mix towards higher margin products and leverage of costs across a higher sales volume during the twenty-six weeks ended July 1, 2017 compared to the twenty-six weeks ended June 25, 2016.

Selling, general and administrative expenses were $89.6 million for the twenty-six weeks ended July 1, 2017 compared to $82.8 million for the twenty-six weeks ended June 25, 2016. The increase in expense during the twenty-six weeks ended July 1, 2017 was primarily due to increased variable costs associated with higher net sales and an increase in wage and benefit costs compared to the twenty-six weeks ended June 25, 2016. In addition, accounts receivable sales costs increased $1.2 million due to a higher volume of receivables sold and increased interest rates associated with the program. Results for the twenty-six weeks ended June 25, 2016 included a $0.9 million provision for doubtful accounts due to a customer that was in bankruptcy.

Our effective tax rate was 36.2% for the twenty-six weeks ended July 1, 2017 and 36.5% for the twenty-six weeks ended June 25, 2016. The effective tax rate decreased primarily due to increased benefits from stock compensation expenses in accordance with our adoption of ASU No. 2016-09 which were partially offset by higher provisions for state income taxes.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by our customers. Cash and cash equivalents at July 1, 2017 decreased to $129.2 million from $149.1 million at December 31, 2016. Working capital was $453.4 million at July 1, 2017 compared to $447.8 million at December 31, 2016. Shareholders’ equity was $624.6 million at July 1, 2017 and $601.6 million at December 31, 2016. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, or other factors.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During the twenty-six weeks ended July 1, 2017 and June 25, 2016, we sold approximately $299.1 million and $257.8 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

In June 2017, we amended our $30 million revolving credit facility to extend the expiration to June 2018. Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 65 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at July 1, 2017 was LIBOR plus 65 basis points (1.88%). There were no borrowings under the facility as of July 1, 2017. As of July 1, 2017, we had two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.2 million available under the facility at July 1, 2017. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of July 1, 2017, we were in compliance with all financial covenants contained in the revolving credit facility.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	Twenty-six Weeks Ended
(in thousands)	July 1, 2017	June 25, 2016
Cash provided by operating activities	$41,923	$36,544
Cash used in investing activities	(25,059)	(10,118)
Cash used in financing activities	(36,777)	(17,188)

Net (decrease) increase in cash and cash equivalents	$(19,913)	$9,238

During the twenty-six weeks ended July 1, 2017, cash provided by operating activities was $41.9 million primarily as a result of $57.6 million in net income, non-cash adjustments to net income of $9.1 million and a net increase in operating assets and liabilities of $24.8 million. Compared to the Consolidated Balance Sheet at December 31, 2016, inventory increased $29.7 million due to higher inventory purchases to support customer order fill rates. Accounts payable increased by $18.2 million due to the increase in inventory and timing of payments to our vendors. Other assets and liabilities, net, increased by $13.3 million primarily due to decreases in accrued income taxes and accrued compensation.

During the twenty-six weeks ended June 25, 2016, cash provided by operating activities was $36.5 million primarily as a result of $50.7 million in net income, non-cash adjustments to net income of $11.2 million and a net increase in operating assets and liabilities of $25.4 million. Accounts receivable increased $13.9 million due to increased net sales, which were partially offset by sales of accounts receivable. Inventory decreased $14.8 million due to lower inventory purchases and increased net sales. Accounts payable decreased by $11.4 million due to lower inventory purchases. Other liabilities decreased by $10.3 million due to a decrease in the income taxes payable and a decrease in accrued customer rebates.

Investing activities used $25.1 million of cash in the twenty-six weeks ended July 1, 2017 and $10.1 million in the twenty-six weeks ended June 25, 2016.

•	Capital spending in the twenty-six weeks ended July 1, 2017 was primarily related to $5.2 million in tooling associated with new products and $4.2 million in enhancements and upgrades to our information systems.

•	Capital spending in the twenty-six weeks ended June 25, 2016 was primarily related to $5.0 million in tooling associated with new products and $2.6 million in enhancements and upgrades to our information systems.

•	Additionally, during the twenty-six weeks ended July 1, 2017, we used $3.1 million to acquire certain assets of Ingalls Engineering Co., Inc. and $10.0 million to acquire a minority equity interest in a supplier.

•	The remaining capital spending in both periods resulted from scheduled equipment replacements, certain facility improvements and other capital projects.

Financing activities used $36.8 million of cash in the twenty-six weeks ended July 1, 2017 and $17.2 million in the twenty-six weeks ended June 25, 2016.

•	In the twenty-six weeks ended July 1, 2017, we paid $35.0 million to repurchase 439,485 common shares. In the twenty-six weeks ended June 25, 2016, we paid $16.1 million to repurchase 329,666 common shares.

•	The remaining sources and uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of common stock from our 401(k) Plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the twenty-six weeks ended July 1, 2017, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended July 1, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended July 1, 2017, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 2, 2017 through April 29, 2017	152,100	$78.68	152,100	$128,430,202
April 30, 2017 through May 27, 2017	68,414	$81.78	61,700	$123,384,984
May 28, 2017 through July 1, 2017	87,808	$80.14	86,785	$116,430,701

Total	308,322	$79.79	300,585	$116,430,701

(1)	Includes 5,460 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 7 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Also includes 2,278 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan.
(2)	On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors expanded the program up to $250 million and extended the program through December 31, 2018. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 300,585 shares under this program during the twenty-six weeks ended July 1, 2017.

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

Dorman Products, Inc.

August 3, 2017

/s/ Mathias J. Barton
Mathias J. Barton
President and Chief Executive Officer
(principal executive officer)

August 3, 2017

/s/ Kevin M. Olsen
Kevin M. Olsen
Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

3.1	Amended and Restated Article of Incorporation, as amended, of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on May 19, 2017).

3.2	Amended and Restated Bylaws, as amended, of the Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, as filed with the Commission on May 19, 2017).

10.3.5	Amendment No. 5 to the Third Amended and Restated Credit Agreement, dated as of June 27, 2017, by and between the Company and Wells Fargo Bank, National Association, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on June 28, 2017).

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101	The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended July 1, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.