Form 10-Q
period 2017-09-30
Dorman Products, Inc.
filed 2017-11-01
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 30, 2017, the registrant had 33,722,426 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Thirteen Weeks Ended
(in thousands, except per share data)	September 30, 2017	September 24, 2016
Net sales	$224,615	$212,786
Cost of goods sold	136,489	129,641
Gross profit	88,126	83,145
Selling, general and administrative expenses	45,336	41,512
Income from operations	42,790	41,633
Interest income (expense), net	168	(61)
Income before income taxes	42,958	41,572
Provision for income taxes	15,950	14,877
Net income	$27,008	$26,695
Earnings Per Share:
Basic	$0.80	$0.77
Diluted	$0.80	$0.77
Weighted Average Shares Outstanding:
Basic	33,822	34,572
Diluted	33,909	34,672

See accompanying Notes to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Thirty-Nine Weeks Ended
(in thousands, except per share data)	September 30, 2017	September 24, 2016
Net sales	$675,502	$630,507
Cost of goods sold	407,781	384,604
Gross profit	267,721	245,903
Selling, general and administrative expenses	134,890	124,350
Income from operations	132,831	121,553
Interest income (expense), net	472	(180)
Income before income taxes	133,303	121,373
Provision for income taxes	48,671	44,025
Net income	$84,632	$77,348
Earnings Per Share:
Basic	$2.48	$2.24
Diluted	$2.47	$2.23
Weighted Average Shares Outstanding:
Basic	34,111	34,560
Diluted	34,202	34,626

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$116,789	$149,121
Accounts receivable, less allowance for doubtful accounts and customer credits of $98,896 and $99,995	231,094	230,526
Inventories	201,805	168,851
Prepaids and other current assets	4,348	3,116
Total current assets	554,036	551,614
Property, plant and equipment, net	89,897	88,436
Goodwill and intangible assets, net	32,489	29,788
Deferred tax asset, net	16,427	12,429
Other assets	45,169	29,525
Total	$738,018	$711,792
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$72,661	$72,629
Accrued compensation	10,316	11,899
Other accrued liabilities	17,584	19,320
Total current liabilities	100,561	103,848
Other long-term liabilities	9,357	6,302
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and Outstanding 33,800,763 and 34,517,633 in 2017 and 2016, respectively	338	345
Additional paid-in capital	44,492	44,187
Retained earnings	583,270	557,110
Total shareholders’ equity	628,100	601,642
Total	$738,018	$711,792

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-Nine Weeks Ended
(in thousands)	September 30, 2017	September 24, 2016
Cash Flows from Operating Activities:
Net income	$84,632	$77,348
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	15,968	13,890
Provision for doubtful accounts	225	1,146
Benefit for deferred income taxes	(3,998)	(24)
Provision for non-cash stock compensation	2,282	1,718
Changes in assets and liabilities:
Accounts receivable	(793)	(42,229)
Inventories	(30,990)	25,480
Prepaids and other current assets	(1,232)	(911)
Other assets	(5,644)	(4,639)
Accounts payable	310	(11,646)
Accrued compensation and other liabilities	(1,398)	(4,627)
Cash provided by operating activities	59,362	55,506
Cash Flows from Investing Activities:
Property, plant and equipment additions	(17,436)	(14,890)
Purchase of investments	(13,128)	(6,195)
Cash used in investing activities	(30,564)	(21,085)
Cash Flows from Financing Activities:
Other stock related activity	(997)	(109)
Purchase and cancellation of common stock	(60,133)	(17,829)
Cash used in financing activities	(61,130)	(17,938)
Net (Decrease) Increase in Cash and Cash Equivalents	(32,332)	16,483
Cash and Cash Equivalents, Beginning of Period	149,121	78,659
Cash and Cash Equivalents, End of Period	$116,789	$95,142
Supplemental Cash Flow Information
Cash paid for interest expense	$218	$200
Cash paid for income taxes	$55,713	$46,121

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2017 AND SEPTEMBER 24, 2016

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2017. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

2.	Acquisition

On January 6, 2017, we acquired certain assets of Ingalls Engineering Company, Inc., a chassis and suspension business, primarily to expand our product portfolio. The purchase price was $4.8 million, comprised of $3.1 million of cash and $1.7 million of estimated contingent payments. The contingent payment arrangement is based upon future net sales of the acquired business. In connection with this acquisition, we have completed our purchase price allocation procedures and recorded $2.8 million in goodwill and other intangible assets and $2.0 million of other net assets. All of the intangible assets resulting from the asset purchase are expected to be deductible for tax purposes. The financial results of the acquisition have been included in the Consolidated Financial Statements since the acquisition date.

3.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $442.5 million and $366.6 million of accounts receivable during the thirty-nine weeks ended September 30, 2017 and September 24, 2016, respectively. If receivables had not been sold, $371.7 million and $338.3 million of additional accounts receivable would have been outstanding at September 30, 2017 and December 31, 2016, respectively, based on standard payment terms. Selling, general and administrative expenses for the thirty-nine weeks ended September 30, 2017 and September 24, 2016 included $8.4 million and $6.3 million, respectively, in financing costs associated with these accounts receivable sales programs.

4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	September 30, 2017	December 31, 2016
Bulk product	$71,406	$72,833
Finished product	127,626	93,223
Packaging materials	2,773	2,795
Total	$201,805	$168,851

5.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock vests in accordance with the terms set forth in each restricted stock agreement. At September 30, 2017, 1,400,009 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of financial goals. We retain the restricted stock, and any dividends paid thereon, until the vesting conditions have been met. For awards with a service condition only, compensation cost related to the stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to the stock is calculated based upon the probable outcome of the performance conditions and is recognized over the performance period. Compensation cost related to restricted stock was $2.1 million and $1.6 million for the thirty-nine weeks ended September 30, 2017 and September 24, 2016, respectively.

The following table summarizes our restricted stock activity for the thirty-nine weeks ended September 30, 2017:

	Shares	Weighted Average Price
Balance at December 31, 2016	145,363	$49.22
Granted	69,708	$78.42
Vested	(49,107)	$53.57
Cancelled	(5,294)	$51.56
Balance at September 30, 2017	160,670	$60.48

As of September 30, 2017, there was approximately $7.1 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. In accordance with ASU No. 2016-09 (see Note 11), the excess tax benefit generated from restricted shares which vested in the thirty-nine weeks ended September 30, 2017 was $0.3 million and was credited to income tax expense. The excess tax benefit generated from restricted shares which vested in the thirty-nine weeks ended September 24, 2016 was $0.2 million and was credited to additional paid-in capital.

We grant stock options to certain employees and members of our Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income was $0.2 million and $0.1 million for the thirty-nine weeks ended September 30, 2017 and September 24, 2016, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Income. No cost was capitalized during the thirty-nine weeks ended September 30, 2017 and September 24, 2016.

We use the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. During the thirty-nine weeks ended September 30, 2017 and September 24, 2016, we granted 58,024 and 61,084 stock options, respectively.

The following table summarizes our stock option activity for the thirty-nine weeks ended September 30, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 31, 2016	101,084	$29.52
Granted	58,024	$78.58
Cancelled	(3,810)	$56.72
Exercised	(32,751)	$7.69
Balance at September 30, 2017	122,547	$57.74	3.8	$2,098,758
Options exercisable at September 30, 2017	22,520	$31.07	2.8	$913,128

There were 32,751 options exercised during the thirty-nine weeks ended September 30, 2017. There were no options exercised in the thirty-nine weeks ended September 24, 2016. As of September 30, 2017, there was $1.1 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.2 years.

The cash received from stock option exercises was $0.1 million in the thirty-nine weeks ended September 30, 2017. There was no cash generated from stock option exercises in the thirty-nine weeks ended September 24, 2016.

In accordance with ASU No. 2016-09 (see Note 11), the excess tax benefit generated from stock options exercised in the thirty-nine weeks ended September 30, 2017 was $0.6 million and was credited to income tax expense. There was no excess tax benefit generated from stock option exercises in the thirty-nine weeks ended September 24, 2016.

6.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of 15,413 shares and 15,680 shares were excluded from the calculation of diluted earnings per share as of September 30, 2017 and September 24, 2016, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share data)	September 30, 2017	September 24, 2016	September 30, 2017	September 24, 2016
Numerator
Net income	$27,008	$26,695	$84,632	$77,348
Denominator:
Weighted average basic shares outstanding	33,822	34,572	34,111	34,560
Effect of stock-based compensation awards	87	100	91	66
Weighted average diluted shares outstanding	33,909	34,672	34,202	34,626
Earnings Per Share:
Basic	$0.80	$0.77	$2.48	$2.24
Diluted	$0.80	$0.77	$2.47	$2.23

7.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the thirty-nine weeks ended September 30, 2017, we repurchased and cancelled 15,130 shares of common stock for $1.1 million at an average price of $75.28 per share. During the fifty-three weeks ended December 31, 2016, we repurchased and cancelled 38,970 shares of common stock for $2.2 million at an average price of $56.66 per share.

Our Board of Directors authorized a share repurchase program of up to $250 million through December 31, 2018. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the thirty-nine weeks ended September 30, 2017, we repurchased and cancelled 782,425 shares of common stock for $59.0 million at an average price of $75.41 per share under this program. For the fifty-three weeks ended December 31, 2016, we repurchased and cancelled 430,866 shares of common stock for $22.5 million at an average price of $52.15 per share under this program.

8.	Related-Party Transactions

We have a non-cancelable operating lease for our primary operating facility with a partnership in which Steven L. Berman, our Executive Chairman, and his family members, are partners. One member of Mr. Berman’s family also beneficially owns more than 5% of Dorman’s outstanding common stock. Based upon the terms of the lease, payments will be $1.6 million in fiscal 2017 and were $1.6 million in fiscal 2016. The lease with the partnership expires December 31, 2022. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed in fiscal 2016.

We are a partner in a joint venture with one of our suppliers and own minority interests in three other suppliers. Each of these investments is accounted for according to the equity method. This includes a 33% minority equity interest in a supplier, which we purchased on January 27, 2017 for $10.0 million.

9.	Income Taxes

At September 30, 2017, we had $5.1 million of net unrecognized tax benefits, $3.5 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2017, we had approximately $0.3 million of accrued interest related to uncertain tax positions.

We file income tax returns in the United States, China, India and Mexico. All years before 2014 are closed for federal tax purposes. We are currently under examination by one state tax authority for years 2011-2012. Tax years before 2011 are closed for the remaining states in which we file. We filed tax returns in Sweden through 2012 and all years prior to 2009 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could impact the Company’s unrecognized tax benefits.

10.Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments.

11.	New and Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. As originally issued, the new standard would have been effective for annual periods beginning after December 15, 2016. The FASB has amended the standard to be effective for annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We have completed an initial evaluation of the ASU, including certain contract reviews.  We are continuing to assess the impact of this new standard on our business processes, business and accounting systems, and consolidated financial statements and related disclosures.  Based on the evaluation conducted to date, we do not expect the adoption of the new guidance to have a material impact on our consolidated financial statements. However, we have not yet completed our assessment, especially as it relates to disclosure and presentation matters. As a result, we continue to evaluate the effect the ASU will have on our consolidated financial statements and related disclosures.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory , which changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. The amendments in this guidance do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out or average cost. Within the scope of this new guidance, an entity should measure inventory at the lower of cost and net realizable value; where, net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The new guidance was effective for annual periods beginning after December 15, 2016, with early adoption permitted. The new guidance must be applied on a prospective basis. Adoption of this ASU did not have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall , which relates to the recognition and measurement of financial assets and liabilities. The new guidance makes targeted improvements to GAAP impacting equity investments (other than those accounted for under the equity method or consolidated), financial liabilities accounted for under the fair value election, and presentation and disclosure requirements for financial instruments, among other changes. The new guidance is effective for annual periods beginning after December 15, 2017, with early adoption prohibited other than for certain provisions. We are evaluating the impact that the new guidance will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU No. 2016-02, Leases , which replaces existing lease guidance. The ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new guidance is effective for annual periods beginning after December 15, 2018, with early application permitted. The new standard is required to be applied with a modified retrospective approach. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Improvement to Employee Share-Based Payment Accounting , which amends the current guidance related to stock compensation. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard was effective for annual periods beginning after December 15, 2016, with early application permitted. Adoption of this ASU resulted in a $0.9 million tax benefit during the thirty-nine weeks ended September 30, 2017. The amount of benefit, if any, in future periods will vary.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments , which clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, "Scope of Modification Accounting" ("ASU 2017-09"), which provides guidance on changes to share based payment awards requiring application of modification accounting under FASB Accounting Standards Codification Topic 718, "Compensation - Stock Compensation". Under this ASU, modification accounting for awards will not be required if the fair value, vesting conditions, and classifications of awards both prior to and after the modification are the same. ASU 2017-09 is effective for fiscal years and interim periods beginning after December 15, 2017; early adoption is permitted with amendments resulting from the ASU applied prospectively to awards modified after the effective date. We are evaluating the impact that the new guidance will have on our consolidated financial statements and related disclosures.

12.	Subsequent Events

On October 27, 2017, the Company announced that it has closed on the acquisition of MAS Automotive Distribution Inc., (“MAS Industries”), a privately held manufacturer of premium chassis and control arms based in Montreal, Canada, for approximately $60 million in cash at the time of closing.  This payment does not include any contingent consideration or other customary purchase price adjustments which have not yet been determined.  MAS Industries is expected to generate approximately $40 million of net sales for the twelve months ended December 30, 2017.  The Company financed the acquisition with cash on hand.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Income:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 30, 2017		September 24, 2016		September 30, 2017		September 24, 2016
Net sales	$224.6	100.0%	$212.8	100.0%	$675.5	100.0%	$630.5	100.0%
Cost of goods sold	$136.5	60.8%	$129.6	60.9%	$407.8	60.4%	$384.6	61.0%
Gross profit	$88.1	39.2%	$83.1	39.1%	$267.7	39.6%	$245.9	39.0%
Selling, general and administrative expenses	$45.3	20.1%	$41.5	19.5%	$134.9	19.9%	$124.4	19.7%
Income from operations	$42.8	19.1%	$41.6	19.6%	$132.8	19.7%	$121.6	19.3%
Interest income (expense), net	$0.2	0.0%	$0.0	(0.1)%	$0.5	0.0%	$(0.2)	(0.0)%
Income before income taxes	$43.0	19.1%	$41.6	19.5%	$133.3	19.7%	$121.4	19.3%
Provision for income taxes	$16.0	7.1%	$14.9	7.0%	$48.7	7.2%	$44.0	7.0%
Net income	$27.0	12.0%	$26.7	12.5%	$84.6	12.5%	$77.3	12.3%

Thirteen Weeks Ended September 30, 2017 Compared to Thirteen Weeks Ended September 24, 2016

Net sales increased 6% to $224.6 million for the thirteen weeks ended September 30, 2017 from $212.8 million for the thirteen weeks ended September 24, 2016. The increase in net sales is primarily due to overall increased demand for our products which was partially offset by the effects of a significant inventory reduction at one of our large customers.

Gross profit margin was 39.2% of net sales for the thirteen weeks ended September 30, 2017 compared to 39.1% of net sales for the thirteen weeks ended September 24, 2016.

Selling, general and administrative expenses were $45.3 million for the thirteen weeks ended September 30, 2017 compared to $41.5 million for the thirteen weeks ended September 24, 2016. The increase in expense during the thirteen weeks ended September 30, 2017 was primarily due to increased investment in product development, variable costs associated with higher net sales and an increase in wage and benefit costs. In addition, accounts receivable sales costs increased $0.9 million due to a higher volume of receivables sold and increased interest rates associated with the program.

Our effective tax rate was 37.1% for the thirteen weeks ended September 30, 2017 compared to 35.8% for the thirteen weeks ended September 24, 2016. The effective tax rate increased primarily due to higher provisions for state income taxes.

Thirty-Nine Weeks Ended September 30, 2017 Compared to Thirty-Nine Weeks Ended September 24, 2016

Net sales increased 7% to $675.5 million for the thirty-nine weeks ended September 30, 2017 from $630.5 million for the thirty-nine weeks ended September 24, 2016. The increase in net sales is primarily due to overall increased demand for our products at several of our large customers, including our new products.

Gross profit margin was 39.6% of net sales for the thirty-nine weeks ended September 30, 2017 and 39.0% of net sales for the thirty-nine weeks ended September 24, 2016. The improvement in gross profit margin was due to a favorable sales mix towards higher margin products and leverage of costs across a higher sales volume during the thirty-nine weeks ended September 30, 2017 compared to the thirty-nine weeks ended September 24, 2016.

Selling, general and administrative expenses were $134.9 million for the thirty-nine weeks ended September 30, 2017 compared to $124.4 million for the thirty-nine weeks ended September 24, 2016. The increase in expense during the thirty-nine weeks ended September 30, 2017 was primarily due to increased variable costs associated with higher net sales and an increase in wage and benefit costs compared to the thirty-nine weeks ended September 24, 2016. In addition, accounts receivable sales costs increased $2.1 million due to a higher volume of receivables sold and increased interest rates associated with the program. Results for the thirty-nine weeks ended September 24, 2016 included a $0.9 million provision for doubtful accounts due to a customer that was in bankruptcy.

Our effective tax rate was 36.5% for the thirty-nine weeks ended September 30, 2017 and 36.3% for the thirty-nine weeks ended September 24, 2016. The effective tax rate increased primarily due to higher provisions for state income taxes partially offset by increased benefits from stock compensation expenses in accordance with our adoption of ASU No. 2016-09.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by our customers. Cash and cash equivalents at September 30, 2017 decreased to $116.8 million from $149.1 million at December 31, 2016. Working capital was $453.5 million at September 30, 2017 compared to $447.8 million at December 31, 2016. Shareholders’ equity was $628.1 million at September 30, 2017 and $601.6 million at December 31, 2016. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, or other factors.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During the thirty-nine weeks ended September 30, 2017 and September 24, 2016, we sold approximately $442.5 million and $366.6 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

In June 2017, we amended our $30.0 million revolving credit facility to extend the expiration to June 2018. Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 65 basis points to LIBOR plus 250 basis points based upon the achievement of certain benchmarks related to the ratio of funded debt to EBITDA, as defined by our credit agreement. The interest rate at September 30, 2017 was LIBOR plus 65 basis points (1.89%). There were no borrowings under the facility as of September 30, 2017. As of September 30, 2017, we had two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $29.2 million available under the facility at September 30, 2017. The credit agreement also contains covenants, the most restrictive of which pertain to net worth and the ratio of debt to EBITDA. As of September 30, 2017, we were in compliance with all financial covenants contained in the revolving credit facility.

Cash Flows

The following summarizes the activities included in the Consolidated Statements of Cash Flows:

	Thirty-Nine Weeks Ended
(in thousands)	September 30, 2017	September 24, 2016
Cash provided by operating activities	$59,362	$55,506
Cash used in investing activities	(30,564)	(21,085)
Cash used in financing activities	(61,130)	(17,938)
Net (decrease) increase in cash and cash equivalents	$(32,332)	$16,483

During the thirty-nine weeks ended September 30, 2017, cash provided by operating activities was $59.4 million primarily as a result of $84.6 million in net income, non-cash adjustments to net income of $14.5 million and a net increase in operating assets and liabilities of $39.7 million. Compared to the Consolidated Balance Sheet at December 31, 2016, inventory increased $31.0 million due to higher inventory purchases to support new product launches and customer order fill rates. We believe inventory levels have plateaued and we anticipate inventory levels to decrease slightly over the next three months.  Other assets and liabilities, net, increased by $8.3 million primarily due to an increase in long-term core inventory and payments related to accrued income taxes and accrued compensation.  The change in accounts receivable and accounts payable was not material.

During the thirty-nine weeks ended September 24, 2016, cash provided by operating activities was $55.5 million primarily as a result of $77.3 million in net income, non-cash adjustments to net income of $16.7 million and a net increase in operating assets and liabilities of $38.6 million. Compared to the Consolidated Balance Sheet at December 26, 2015, accounts receivable increased $42.2 million due to increased net sales and lower sales of accounts receivable. Inventory decreased $25.5 million due to lower inventory purchases and increased net sales. Accounts payable decreased by $11.6 million due to lower inventory purchases. Other liabilities decreased by $4.6 million due to a decrease in the income taxes payable and a decrease in accrued customer rebates.

Investing activities used $30.6 million of cash in the thirty-nine weeks ended September 30, 2017 and $21.1 million in the thirty-nine weeks ended September 24, 2016.

•

Capital spending in the thirty-nine weeks ended September 30, 2017 was primarily related to $7.8 million in tooling associated with new products and $5.8 million in enhancements and upgrades to our information systems.

•

Capital spending in the thirty-nine weeks ended September 24, 2016 was primarily related to $8.3 million in tooling associated with new products and $3.2 million in enhancements and upgrades to our information systems, and $6.2 million to purchase a minority equity interest.

•

Additionally, during the thirty-nine weeks ended September 30, 2017, we used $3.1 million to acquire certain assets of Ingalls Engineering Co., Inc. and $10.0 million to acquire a minority equity interest in a supplier.

•	The remaining capital spending in both periods resulted from scheduled equipment replacements, certain facility improvements and other capital projects.

Financing activities used $61.1 million of cash in the thirty-nine weeks ended September 30, 2017 and $17.9 million in the thirty-nine weeks ended September 24, 2016.

•

In the thirty-nine weeks ended September 30, 2017, we paid $59.0 million to repurchase 782,425 common shares. In the thirty-nine weeks ended September 24, 2016, we paid $16.1 million to repurchase 329,666 common shares.

•	The remaining sources and uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of common stock from our 401(k) Plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the thirty-nine weeks ended September 30, 2017, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended September 30, 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended September 30, 2017, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 2, 2017 through July 29, 2017	73,435	$76.46	71,935	$110,930,613
July 30, 2017 through August 26, 2017	174,865	$69.67	172,055	$98,930,399
August 27, 2017 through September 30, 2017	100,480	$65.76	98,950	$92,430,501
Total	348,780	$69.97	342,940	$92,430,501

(1)	Includes 5,840 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 7 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

(2)

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors expanded the program up to $250 million and extended the program through December 31, 2018. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 782,425 shares under this program during the thirty-nine weeks ended September 30, 2017.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

The Exhibits included in this report are listed in the Exhibit Index on page 19, which is incorporated herein by reference.

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

101

The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

November 1, 2017

/s/ Mathias J. Barton
Mathias J. Barton
President and Chief Executive Officer
(principal executive officer)

November 1, 2017

/s/ Kevin M. Olsen
Kevin M. Olsen
Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)