Form 10-K
period 2017-12-30
Dorman Products, Inc.
filed 2018-02-27
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

As of February 19, 2018 the registrant had 33,568,070 shares of common stock, $0.01 par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2017 was $1,948,324,106.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 30, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K

2

DORMAN PRODUCTS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 30, 2017

The Company’s fiscal year ends on the last Saturday of the calendar year.

References to	Refers to the year ended
Fiscal 2013	December 28, 2013
Fiscal 2014	December 27, 2014
Fiscal 2015	December 26, 2015
Fiscal 2016	December 31, 2016
Fiscal 2017	December 30, 2017

PART I

Item 1. Business.

General

Dorman Products, Inc. was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

We believe we are a leading supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket. We distribute and market approximately 216,000 different stock keeping units (“SKU’s”) of automotive replacement parts and fasteners, many of which we design and engineer. We believe we are a leading aftermarket supplier of original equipment “dealer exclusive” items. Original equipment “dealer exclusive” items are those which were traditionally available to consumers only from original equipment manufacturers or used parts from salvage yards and include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers and complex electronics modules. Fasteners include such items as oil drain plugs, wheel bolts, and wheel lug nuts.  Approximately 84% of our products are sold under brands that we own and the remainder of our products are sold for resale under customers' private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as Advance Auto Parts, Inc. (“Advance”), AutoZone, Inc. (“AutoZone”), and O'Reilly Automotive, Inc. (“O’Reilly”)), national, regional and local warehouse distributors (such as Genuine Parts Co. – NAPA (“NAPA”)) and specialty markets, and salvage yards. We also distribute automotive replacement parts internationally, with sales primarily into Canada, Mexico, Europe, the Middle East, and Australia.

The Automotive Aftermarket

The automotive replacement parts market has two components: parts for passenger cars and light trucks, which accounted for projected industry sales of approximately $286.9 billion in 20171, and parts for medium and heavy duty trucks, which accounted for projected industry sales of approximately $94.2 billion in 20171. We market products primarily for passenger cars and light trucks, including those with diesel engines and, since 2012, for medium and heavy duty trucks. Two distinct groups of end-users buy replacement vehicle (automotive and truck) parts: (i) individual consumers, who purchase parts to perform "do-it-yourself" repairs on their own vehicles; and (ii) professional installers, which include vehicle repair shops and the dealership service departments.  The individual consumer market is typically supplied through retailers and through the retail arms of warehouse distributors. Vehicle repair shops generally purchase parts through local independent parts wholesalers and through national parts distributors. Automobile dealership service departments generally obtain parts through the distribution systems of vehicle manufacturers and specialized national and regional parts distributors.

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

[1]	Source: 2018 Auto Care Association Factbook

Retailers and others who purchase aftermarket automotive repair and replacement parts for resale are constrained to a finite amount of space in which to display and stock products. Thus, the reputation for quality, customer service, and line profitability which a supplier enjoys are significant factors in a purchaser's decision as to which product lines to carry in the limited space available. Further, because of the efficiencies achieved through the ability to order all or part of a complete line of products from one supplier (with possible volume discounts), as opposed to satisfying the same requirements through a variety of different sources, retailers and other purchasers of automotive parts seek to purchase products from fewer but stronger suppliers.

Brands and Products

The DORMAN® Products brand name is known as a leader in the automotive and heavy duty markets.  DORMAN® is the parent brand covering a number of sub-brands within the DORMAN® portfolio.

A unique differentiator for the DORMAN® brand is our OE Fix sub-brand.  OE Fix products can be found throughout our portfolio of sub-brands and feature extensive engineering to eliminate known OE failures or allows for the replacement of the part, not the assembly, saving time and money.

DORMAN® OE Solutions ™ - A wide variety of formerly “dealer only” replacement parts covering many product categories including fluid reservoirs, variable value timing components, complex electronics, and integrated door lock actuators.

DORMAN® HELP! ® - Broad assortment of formerly “dealer only” automotive replacement parts that are primarily sold in retail store fronts such as door handles, keyless remotes and cases and door hinge repair.

DORMAN® HD Solutions™ - A line of formerly “dealer only” heavy duty aftermarket parts for class 4-8 vehicles. These products are focused on lighting, cooling, engine management, and cab products.

DORMAN® Premium Chassis - A complete premium chassis line. DORMAN® Premium XL® offers leading low-friction technology found in today’s late model automobiles. DORMAN® Premium RD®, offers solutions for rugged duty and fleet applications. MAS® offers replacement chassis part solutions for everyday driving.

Other trade brands in the portfolio include:  DORMAN FirstStop™, a complete offering of brake hardware products, DORMAN® ConductTite®, electrical components and DORMAN® AutoGrade™, application specific repair hardware.

We group our products into four major classes: power-train, automotive body, chassis, and hardware.  The following table represents each of the four classes as a percentage of net sales for each of the last three fiscal years:

	Percentage of Net Sales
	Year Ended
	December 30, 2017	December 31, 2016	December 26, 2015
Power-train	41%	40%	38%
Automotive Body	27%	29%	30%
Chassis	27%	26%	25%
Hardware	5%	5%	7%
Total	100%	100%	100%

Our power-train product line includes intake and exhaust manifolds, cooling products, harmonic balancers, fluid lines, fluid reservoirs, connectors, 4 wheel drive components and axles, drain plugs, and other engine, transmission and axle components.  Our line of automotive body products include door handles and hinges, window lift motors, window regulators, switches and handles, wiper components, lighting, electrical, and other interior and exterior automotive body components.  Chassis products include control arms, brake hardware and hydraulics, wheel and axle hardware, suspension arms, knuckles, links, bushings, and other suspension, steering, and brake components.  Hardware products include threaded bolts, auto body and home fasteners, automotive and home electrical wiring components, and other hardware assortments and merchandise.

We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products. Our warranty limits the customer’s remedy to the repair or replacement of the part that is defective.

Product Development

Product development and continuous innovation are central to our business. The development of a broad range of products, many of which are not conveniently or economically available elsewhere, has enabled us to grow to our present size and is an important driver to our future growth. Our product strategy has been to design and engineer products, many of which are better and easier to install and/or use than the original parts they replace and to commercialize automotive parts for the broadest possible range of uses. New product ideas are reviewed by our product management staff, as well as by members of the supply chain, sales, finance, marketing, legal, and administrative staffs. The following table represents the number of unique parts we introduced for each of the last three fiscal years:

	2017	2016	2015
New to the aftermarket	1,192	1,255	1,495
Line extensions (many of which are exclusive items)	2,887	2,965	3,357
Total unique parts introduced	4,079	4,220	4,852

Through careful evaluation of high failure-prone parts, exacting design and precise engineering, we are frequently able to offer products which fit a broader range of makes and models, as well as a wider range of application years than the original equipment parts they replace. One such innovation is our replacement spare tire hoist, which through several mechanical design changes allow us to offer a part that replaces three original equipment parts, and now fits common domestic models over a thirteen year range.

Our new line of pre-pressed wheel hub and bearing assembly solutions have been developed to address an ongoing technician challenge relating to providing a comprehensive part repair. We have eliminated the need for the automotive technician to disassemble corroded/worn out components and to reuse them with new bearings. Our solution offers a 100% new component assembly replacement which increases bay turns and optimizes the technician’s speed of repair. Additionally, crankcase ventilation filters are another new-to the-aftermarket solution we have pioneered, leveraging a strong team of engineers and intellectual property attorneys to redesign this emission filter to meet stringent, regulated EPA standards. We developed, engineered and utilized a proprietary design to create a new, patented aftermarket solution to meet the needs of the end technician. This flexibility assists retailers and other purchasers in maximizing the productivity of the limited space available for each class of part sold. Further, where possible, we improve our parts so that they are better than the parts they replace. Finally, we make every attempt to look at the repair through the eyes of the end user, and redesign many of our items to make installation easier, resulting in lower total cost for the repair. In addition, we often package different items in complete kits to further aide installation and value.

Ideas for expansion of our product lines arise through a variety of sources. We maintain an in-house product management staff that routinely generates ideas for new parts and the expansion of existing lines. Further, we maintain an "800" telephone number and an Internet site for "new product ideas" and receive, through our sales force, product development team, or our website, many ideas from our customers and end-users as to which types of presently unavailable parts the ultimate consumers are seeking.

Sales and Marketing

We market our products to three groups of purchasers who in turn supply individual consumers and professional installers. Based on net sales to our customers as of December 30, 2017:

(i) approximately 48% of our revenues were generated from sales to automotive aftermarket retailers (such as, Advance, AutoZone and O'Reilly), local independent parts wholesalers and national general merchandise chain retailers. We sell many of our products to virtually all major chains of automotive aftermarket retailers;

(ii) approximately 48% of our revenues were generated from sales to automotive parts distributors (such as NAPA), which may be local, regional or national in scope, and which may also engage in retail sales; and

(iii) the balance of our revenues (approximately 4%) are generated from international sales and sales to special markets, which include, among others, mass merchants (such as Wal-Mart), salvage yards and the parts distribution systems of parts manufacturers.

We use a number of different methods to sell our products. Our more than 60 person direct sales force and sales support staff solicits purchases of our products directly from customers, as well as manages the activities of approximately 35 independent manufacturers’ representative agencies worldwide. We use independent manufacturers’ representative agencies to help service existing automotive retail, automotive and heavy duty parts distribution customers, providing frequent on-site contact. We increase sales by securing new customers, by adding new product lines and expanding product selection within existing customers. For certain of our major customers, and our private label purchasers, we rely primarily upon the direct efforts of our sales force who, together with our marketing department and our executive officers, coordinate the more complex pricing and ordering requirements of these accounts.

Our sales efforts are not directed merely at selling individual products, but rather more broadly towards selling our entire product portfolio in an effort to make our customers a destination for new to the aftermarket products.

We prepare a number of on-line catalogs, application guides, training materials and videos designed to describe our products and other applications as well as to train our customers' sales teams in the promotion and sale of our products. Catalogs of all our parts are available on our website.

We currently service more than 2,400 active accounts.  During fiscal 2017, fiscal 2016 and fiscal 2015, four customers (Advance, AutoZone, NAPA, and O'Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for approximately 61% of net sales in fiscal 2017, and 60% in each of fiscal 2016 and fiscal 2015.

Manufacturing and Procurement

Substantially all of our products are manufactured by third parties. We engage professional manufacturing firms around the world to develop and manufacture products according to our performance and design specifications, using tooling that we own. In fiscal 2017, as a percentage of our total dollar volume of purchases, approximately 29% of our products were purchased from various suppliers throughout the United States and the balance of our products were purchased directly from suppliers in a variety of foreign countries. Our global supplier network provides access to a broad array of manufacturing capabilities and technologies while limiting our dependency on any single source of supply.  While our supplier selection and sourcing programs will continue to leverage our strategic manufacturing firms, for a substantial portion of our product portfolio, we also have qualified alternative sources available to provide additional support and capacity if needed. We make a concerted effort to build and nurture strong, healthy relationships with our suppliers. We purchase automotive products in substantial volumes from over 210 suppliers. For fiscal 2017, no single manufacturer accounted for more than 10% of total product purchases.

Packaging, Inventory and Shipping

Finished products are received at one or more of our facilities, depending on the type of part. It is our practice to inspect samples of shipments based upon supplier performance. If cleared, these shipments of finished parts are logged into our computerized production tracking systems and staged for packaging, if necessary.

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

Packaged inventory is stocked in the warehouse portions of our facilities and is organized to facilitate the most efficient methods of retrieving product to fill customer orders. We strive to maintain a level of inventory to adequately meet current customer order demand with additional inventory to satisfy new customer orders and special programs.

We ship our products from each of our locations by contract carrier, common carrier or parcel service. Products are generally shipped to the customer's main warehouses for redistribution within their network. In certain circumstances, at the request of the customer, we ship directly to the customer's warehouses, stores or other locations either via smaller direct ship orders or consolidated store orders that are cross docked.

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

Employees

As noted below, at December 30, 2017, we had 2,061 employees worldwide, essentially all of which were employed full-time. “Operations” consists of employees engaged in production, inventory and quality control. “Product Development” includes employees involved in product development and purchasing. “Quality and Engineering” consists of employees involved in internal and external quality management, manufacturing engineering, design, and testing. “Sales” includes employees employed in sales and customer service. “Administration” includes executive officers, finance, legal and human resources. The number of employees will be affected by planned and unplanned open positions at any point in time.

	2017
	U.S.	Foreign	Total
Operations	1,223	112	1,335
Product Development	230	33	263
Quality and Engineering	110	23	133
Sales	94	6	100
Administration	212	18	230
Total Employees	1,869	192	2,061

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial conditions or results of operations. The risks are listed below in no particular order.

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

The Loss or Decrease in Sales Among One of Our Top Customers Could Have a Substantial Negative Impact on Our Sales and Operating Results.

A significant percentage of our sales has been, and is expected to be, concentrated among a relatively small number of customers. During fiscal 2017, fiscal 2016 and fiscal 2015, four customers (Advance, AutoZone, NAPA and O'Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for approximately 61% of net sales in fiscal 2017, and 60% in each of fiscal 2016 and fiscal 2015. We anticipate that this concentration of sales among these customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results.

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

Our Business May be Negatively Impacted By Foreign Currency Fluctuations and Our Dependence on Foreign Suppliers.

In fiscal 2017, approximately 71% of our products were purchased from auppliers in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. Dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. Dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the U.S. Dollar decreases in value relative to foreign currencies in the future, the price of the product in U.S. Dollars for new purchase orders may increase.

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

Additionally, we recently acquired a business based in Montreal, Canada, whose operations are conducted in both U.S. Dollar and Canadian Dollar currencies.  Since our consolidated financial statements are denominated in U.S. dollars, amounts of assets, liabilities, net sales, and other revenues and expenses denominated in local currencies must be translated into U.S. dollars using exchange rates for the current period.  As a result, foreign currency exchange rates and fluctuations in those rates could adversely impact our financial performance.

We Extend Credit to Our Customers Who May Be Unable to Pay In the Future.

We regularly extend credit to our customers.   A significant percentage of our accounts receivable have been, and expected to continue to be concentrated among a relatively small number of automotive retailers and automotive parts distributors in the United States. Our five largest customers accounted for 85% of total accounts receivable as of December 30, 2017 and 87% of total accounts receivable as of December 31, 2016. Management continually monitors the credit terms and credit limits of these and other customers. If any of these customers were unable to pay, our business and financial condition would be adversely affected.

The Loss of a Key Supplier Could Lead to Increased Costs and Lower Profit Margins.

The majority of the products we sell are purchased from a number of foreign suppliers.   If any of our key suppliers fail to meet our needs, it may not be possible to replace such supplier without a disruption in our operations. Furthermore, replacement of a key supplier is often at higher prices.

Limited Shelf Space May Adversely Affect Our Ability to Expand Our Product Offerings.

Since the amount of space available to a retailer and other purchasers of our products is limited, our products compete with other automotive aftermarket products, some of which are entirely dissimilar and otherwise non-competitive (such as car waxes and engine oil), for shelf and floor space. No assurance can be given that additional space will be available in our customers' stores to support any expansion of the number of products that we offer.

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

We May Be Adversely Affected By Changes in Automotive Technology and Improvements in the Quality of New Vehicle Parts.

Our business and financial condition may be adversely impacted by changes in automotive technologies, such as vehicles powered by fuel cells or electricity. These factors could result in less demand for our products thereby causing a decline in our business, financial condition, and results of operations.

In addition, improvements in quality by original equipment manufacturers could adversely affect our business. Generally, if original equipment parts last longer, there could be less demand for our products.

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

Dorman’s Executive Chairman and His Family Members Own a Significant Portion of the Company.

As of January 1, 2018, Steven L. Berman, our Executive Chairman, and his family members beneficially own approximately 20% of the Company’s outstanding common stock.  As such, Mr. Berman and his family members can influence matters requiring approval of shareholders, including the election of the Board of Directors and the approval of significant transactions.  Such concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

We rely extensively on our computer systems to manage inventory, process transactions and timely provide products to our customers. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches or other catastrophic events. If our systems are damaged or fail to function properly, we may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions. Such a disruption of our systems could negatively impact revenue and potentially have a negative impact on our results of operations, financial condition and cash flows.

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

Imposition of New Taxes or Customs Duties on Our Products Could Adversely Affect Our Business.

In fiscal 2017, approximately 71% of our products were purchased from suppliers in a variety of foreign countries. Due to economic and political conditions, tax and duty rates on imported goods may be subject to significant change. The imposition or proposed imposition of new or increased taxes or duties on our products could increase the cost of our products or reduce overall consumption of our products, or both, particularly if tax or duty levels increased substantially relative to those for products manufactured in the United States. The imposition of new taxes on our products or any substantial increase in duty rates on our products could adversely affect our business, financial condition or results of operations.

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

The Market Price of Our Common Stock May Be Volatile and Could Expose Us to Securities Class Action Litigation.

The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions. The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, stock market volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. Downturns in the stock market may cause the price of our common stock to decline.

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have an adverse effect on our business.

Losing the Services of Our Executive Officers or Other Highly Qualified and Experienced Contributors Could Adversely Affect Our Business.

Our future success depends upon the continued contributions of our executive officers and senior management, many of whom have numerous years of experience and would be extremely difficult to replace.  We must also attract and maintain experienced and highly skilled engineering, sales and marketing, finance, logistics, and operations personnel.  Competition for qualified personnel is often intense, and we may not be successful in hiring and retaining these people.  If we lose the services of these key contributors or cannot attract and retain other qualified personnel, our business could be adversely affected.

Our growth may be impacted by acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully.

We may not be able to identify suitable acquisition candidates, complete acquisitions, or integrate acquisitions successfully. Our future growth is likely to depend to some degree on our ability to acquire and successfully integrate new businesses. We may seek additional acquisition opportunities, both to further diversify our businesses and to penetrate or expand important product offerings or markets. There are no assurances, however, that we will be able to successfully identify suitable candidates, negotiate appropriate terms, obtain financing on acceptable terms, complete proposed acquisitions, successfully integrate acquired businesses, or expand into new markets. Once acquired, operations may not achieve anticipated levels of revenues or profitability.  Acquisitions involve risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there are no assurances that we will properly ascertain all such risks. Difficulties encountered with acquisitions may have a material adverse effect on our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Facilities

As of December 30, 2017 have 17 warehouse and office facilities located throughout the United States, Canada, China, Taiwan and India.

Two of these facilities are owned and the remainder are leased. Our principal facilities are as follows:

Location	Description	Size		Ownership
Colmar, PA	Corporate Headquarters Warehouse and office	342,000	sq. ft.	Leased	(1)
Warsaw, KY	Warehouse and office	710,500	sq. ft.	Owned
Portland, TN	Warehouse and office	581,500	sq. ft.	Leased
Louisiana, MO	Warehouse and office	90,000	sq. ft.	Owned
Montreal, Quebec, Canada	Warehouse and office	87,900	sq. ft.	Leased	(2)
Sanford, NC	Warehouse and office	52,000	sq. ft.	Leased
Shanghai, China	Office	16,000	sq. ft.	Leased

(1)

We lease the Colmar facility from a partnership of which Steven L. Berman, Executive Chairman, and his family members are partners. Under this lease agreement we paid rent of $4.61 per square foot ($1.6 million per year) in fiscal 2017. The rents payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. This lease was renewed during November 2016, effective as of January 1, 2018, and will expire on December 31, 2022. In the opinion of the Audit Committee of our Board of Directors, the terms of this lease were no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed during November 2016.

(2)

We lease the Montreal facility from a corporation of which an employee and his family members are owners. Under this lease agreement we began paying rent of $7.55 per square foot ($0.7 million per year) in October 2017. This lease will expire on October 31, 2018.

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

Item 4. Mine Safety Disclosures.

Not Applicable

Item 4.1. Executive Officers of the Registrant.

Executive Officers of the Registrant.

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position with the Company
Steven L. Berman	58	Executive Chairman, Secretary and Treasurer
Mathias J. Barton	58	President, Chief Executive Officer and Director
Jeffrey L. Darby	50	Senior Vice President, Sales and Marketing
Michael B. Kealey	43	Executive Vice President, Commercial
Kevin M. Olsen	46	Executive Vice President, Chief Financial Officer

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

Michael B. Kealey joined the Company in November 2002, as a Product Manager. He became Executive Vice President, Commercial in June 2017. He previously held the positions of Senior Vice President, Product from February 2011 through May 2017, Vice President – Product from January 2007 through January 2011, and Director – Product Management from April 2003 through December 2006. Prior to joining the Company, Mr. Kealey was employed by Eastern Warehouse Distributors, Inc., a distributor of automotive replacement parts, most recently as Vice President – Purchasing.

Kevin M. Olsen joined the Company in July 2016 as Senior Vice President and Chief Financial Officer. He became Executive Vice President, Chief Financial Officer in June 2017. Prior to joining the Company, Mr. Olsen was Chief Financial Officer of Colfax Fluid Handling, a division of Colfax Corporation, a diversified global manufacturing and engineering company that provides gas and fluid-handling and fabrication technology products and services to commercial and governmental customers around the world, from January 2013 through June 2016. Prior to joining Colfax, he served in progressively responsible management roles at the Forged Products Aero Turbine Division of Precision Castparts Corp, Crane Energy Flow Solutions, a division of Crane Co., Netshape Technologies, Inc., and Danaher Corporation. Prior thereto, Mr. Olsen performed public accounting work at PricewaterhouseCoopers, LLP.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded publicly on the NASDAQ Global Select Market under the ticker symbol “DORM”.  At February 19, 2018 there were 203 holders of record of our common stock. The range of high and low sales prices for our common stock for each quarterly period of fiscal 2017 and fiscal 2016 were as follows:

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First Quarter	$82.51	$67.03	$55.00	$40.17
Second Quarter	88.50	76.40	56.73	51.12
Third Quarter	83.50	62.64	67.30	52.80
Fourth Quarter	74.22	60.93	79.03	60.00

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, and other factors that our board of directors deems relevant.

For the information regarding our equity compensation plans, see Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return for our common stock with the cumulative total shareholder return for the Automotive Parts & Accessories Peer Group of the Morningstar Group Index (formerly Hemscott Group Index) and the NASDAQ Composite Market Index for the period from December 31, 2012 to December 31, 2017. The Automotive Parts & Accessories Peer Group is comprised of 140 public companies and the information was furnished by Morningstar, Inc. through Zacks Investment Research, Inc. The graph assumes $100 invested on December 31, 2012 in our common stock and each of the indices, and that the dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies.

Stock Repurchases

During the last thirteen weeks of the fiscal year ended December 30, 2017, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2017 through October 28, 2017	75,304	$73.28	75,040	$86,930,743
October 29, 2017 through November 25, 2017	97,990	$68.56	96,400	$80,319,046
November 26, 2017 through December 30, 2017	56,848	$68.59	52,500	$76,702,483
Total	230,142	$70.11	223,940	$76,702,483

(1)

Includes 2,222 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period.  The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan.  Also includes 3,980 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 12, Capital Stock, to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K).

(2)

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014.  Through several expansions and extensions, our Board of Directors has expanded the program to $250 million and extended the program through December 31, 2018. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion.  The share repurchase program does not obligate us to acquire any specific number of shares.  We repurchased 1,006,365 and 430,866 shares under this program during the fiscal years ended December 30, 2017 and December 31, 2016, respectively.

Item 6. Selected Financial Data.

	Fiscal year ended (1)
(in thousands, except per share data)	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014	December 28, 2013
Statement of Operations Data:
Net sales	$903,221	$859,604	$802,957	$751,476	$664,466
Income from operations	176,240	168,601	146,157	140,734	127,939
Net income	$106,599	$106,049	$92,329	$89,987	$81,920
Earnings per share
Basic	$3.14	$3.07	$2.60	$2.50	$2.25
Diluted	$3.13	$3.07	$2.60	$2.49	$2.24
Balance Sheet Data:
Total assets	$765,924	$711,792	$621,865	$557,716	$510,689
Working capital	$422,068	$447,766	$380,063	$339,528	$315,870
Long-term debt	$—	$—	$—	$—	$—
Dividends paid	$—	$—	$—	$—	$—
Shareholders' equity	$634,807	$601,642	$518,036	$462,061	$413,641

(1)

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal year ended December 31, 2016 was a fifty-three week period. All other fiscal years presented were fifty-two week periods.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, unfavorable economic conditions, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, loss of key suppliers, space limitations on our customers’ shelves, delay in the development and design of new products, improvements in new vehicle quality, claims of intellectual property infringement, quality problems, loss of third-party transportation providers, unfavorable results of legal proceedings, concentration of ownership, disruption from events beyond the Company’s control, risks associated with conflict minerals, risks associated with cyber-attacks, the imposition of new taxes or duties, the termination or modification of accounts receivable sales agreements, common stock market price volatility, loss of highly qualified Contributors, inability to acquire other businesses, and other risks and factors identified from time to time in the reports the Company files with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in “Part I, Item 1A Risk Factors.”  You should not place an undue reliance on forward-looking statements.  Such statements speak only to the date on which they are made and we undertake no obligation to update publicly or revise any forward-looking statements, regardless of future developments or the availability of new information.

Overview

We believe we are a leading supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket.  We distribute and market approximately 216,000 different SKU’s of automotive replacement parts, many of which we design and engineer. These SKU’s are sold under our various brand names, under our customers’ private label brands or in bulk.  We believe we are a leading aftermarket supplier of original equipment “dealer exclusive” items. Original equipment “dealer exclusive” parts are those parts which were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, complex electronics modules, and exhaust gas recirculation (EGR) coolers.

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

We operate on a fifty-two, fifty-three week period ended on the last Saturday of the calendar year. The fiscal years ended December 30, 2017 and December 26, 2015 were fifty-two week periods. The fiscal year ended December 31, 2016 was a fifty-three week period.

Business Performance

We achieved record net sales and net income in fiscal 2017.  Net sales increased 5% over fiscal 2016 levels to $903.2 million, while net income increased 1% to $106.6 million.  Additionally, we generated $94.2 million of cash flows from operations and repurchased approximately $76.1 million of our outstanding common stock. We believe our strong financial results have been driven by continued investments in new product development, a thoughtful approach to acquisitions, industry dynamics, and other economic factors.

New Product Development

New product development is a critical success factor for us and is our primary vehicle for growth.  We have made incremental investments to increase our new product development efforts each year since 2003 in an effort to grow our business and strengthen our relationships with our customers.  The investments are primarily in the form of increased product development resources, increased customer and end-user awareness programs and customer service improvements.  These investments have enabled us to provide an expanding array of new product offerings and grow revenues at levels that exceed market growth rates. As a result of these investments, we introduced 4,079 new products to our customers and end users in fiscal 2017, including 1,192 “New to the Aftermarket” SKU’s.

Our complex electronics program capitalizes on the growing number of electronic components being utilized on today’s Original Equipment platforms. Current production models contain an average of approximately thirty five electronic modules, with some high-end luxury vehicles containing over one hundred modules. Our complex electronics products are designed and developed in house and extensively tested to ensure consistent performance, and, our product portfolio is focused on further developing Dorman’s leadership position in the category.

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years.  Our focus here is on formerly “dealer only” parts similar to the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering.  We currently have approximately 1,060 SKU’s in our medium and heavy duty product line. We will continue to invest aggressively in the medium and heavy duty product category.

Acquisitions

Our growth is also impacted by acquisitions. For example, in October 2017, we acquired MAS Automotive Distributors, Inc. (“MAS Industries” or “MAS”). We believe MAS is highly complementary to our business and growth strategy. We may acquire businesses in the future to supplement our financial growth, distribution capabilities, or product development resources.

Economic Factors

Vehicle owners operate their current vehicles longer than they did several years ago. As a result, owners perform necessary repairs and maintenance in order to keep those vehicles well maintained.  According to data published by Polk, a division of IHS Automotive, the average age of vehicles was 11.7 years as of January 2017, which is an increase from 11.6 years as of November 2016 despite increasing new car sales.  Additionally, the number of vehicles in operation in the United States continues to increase, growing 2.4% in 2017 to 278.6 million from 272.0 million in 2016.  Approximately 48% of vehicles in operation are 11 years old or older.  Vehicle scrappage rates have also decreased over the last several years.  The number of miles driven is another important statistic that impacts our business.  According to the United States Department of Transportation, the number of miles driven has increased each year since 2011 with miles driven having increased 1.3% as of December 2017 as compared to December 2016. Generally, as vehicles are driven more miles, the more likely it is that parts will fail.  The combination of the factors above has accounted for a portion of our sales growth.

Competition among our customer base continues to increase. As a result, our customers regularly seek more favorable pricing and product return provisions, and extended payment terms when negotiating with us.  We attempt to avoid or minimize these concessions as much as possible, but we have granted pricing concessions, extended customer payment terms and allowed a higher level of product returns in certain cases. These concessions impact our profit levels and may require additional capital to finance the business.  We expect our customers to continue to exert pressure on our margins.

Foreign Currency

Our recent acquisition of MAS increases our exposures to foreign currencies.  MAS is headquartered in Montreal, Canada, and its financial transactions occur in both U.S. Dollars and Canadian Dollars.  Since our consolidated financial statements are denominated in U.S. Dollars, the assets, liabilities, net sales, and expenses of MAS which are denominated in currencies other than the U.S. Dollar must be converted into U.S. Dollars using exchange rates for the current period.  As a result, fluctuations in foreign currency exchange rates may impact our financial results.

In fiscal 2017, approximately 71% of our products were purchased from suppliers in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. Dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. Dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the U.S. Dollar changes in value relative to foreign currencies in the future, the price of the product for new purchase orders may change in equivalent U.S. Dollars.

The largest portion of our overseas purchases comes from China. The Chinese Yuan to U.S. Dollar exchange rate has fluctuated over the past several years. Any future changes in the value of the Chinese Yuan relative to the U.S. Dollar may result in a change in the cost of products that we purchase from China. However, the cost of the products we procure is also affected by other factors including raw material availability, labor cost, transportation costs, and other factors.

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized.

The cost of many commodities that are used in our products has fluctuated over time resulting in increases and decreases in the cost of our products.  In addition, we have periodically experienced increased transportation costs as a result of higher fuel prices, capacity constraints, and other factors. We will attempt to offset cost increases by passing along selling price increases to customers, using alternative suppliers and by sourcing purchases from other countries.  However there can be no assurance that we will be successful in these efforts.

Results of Operations

The following table sets forth, for the periods indicated, the dollar value and percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	For the Fiscal Year Ended
(in millions, except percentage data)	December 30, 2017*		December 31, 2016*		December 26, 2015
Net sales	$903.2	100.0%	$859.6	100.0%	$803.0	100.0%
Cost of goods sold	$544.6	60.3%	$521.5	60.7%	$494.9	61.6%
Gross profit	$358.6	39.7%	$338.1	39.3%	$308.1	38.4%
Selling, general and administrative expenses	$182.4	20.2%	$169.5	19.7%	$161.9	20.2%
Income from operations	$176.2	19.5%	$168.6	19.6%	$146.2	18.2%
Other income (expense), net	$0.3	0.0%	$(0.2)	0.0%	$(0.2)	0.0%
Income before income taxes	$176.6	19.6%	$168.4	19.6%	$145.9	18.2%
Provision for income taxes	$70.0	7.7%	$62.3	7.2%	$53.6	6.7%
Net income	$106.6	11.8%	$106.0	12.3%	$92.3	11.5%

* Percentage of sales information does not add due to rounding

Fiscal Year Ended December 30, 2017 Compared to Fiscal Year Ended December 31, 2016

Net sales increased 5% to $903.2 million in fiscal 2017 from $859.6 in fiscal 2016. Our revenue growth was driven by overall strong demand for our products which was partially offset by an additional week of sales in fiscal 2016. Additionally, the MAS acquisition accounted for approximately $7.0 million of sales in fiscal 2017.

Gross profit margin was 39.7% in fiscal 2017 compared to 39.3% in fiscal 2016.  The increased gross profit margin was primarily due to a favorable sales mix towards higher margin products, leverage of costs across higher sales volume, and material price decreases which were partially offset by lower overall selling prices during fiscal 2017 compared to fiscal 2016. Additionally, 2017 gross profit margin was negatively impacted by inventory fair value adjustments related to MAS of $0.6 million.

Selling, general and administrative expenses were $182.4 million, or 20.2% of net sales, in fiscal 2017 compared to $169.5 million, or 19.7% of net sales, in fiscal 2016.  The increase in expense was primarily due to higher variable costs associated with our 5% sales growth, $5.9 million of general wage and fringe inflation, $2.5 million of increased expenses related to the accounts receivable sales program, and $1.0 million of acquisition related costs. Provisions for doubtful accounts were $0.9 million less in fiscal 2017 compared to fiscal 2016, partially offsetting the increases noted above.

Our effective tax rate increased to 39.6% in fiscal 2017 from 37.0% in fiscal 2016.  The increase was primarily attributable to increased provisions for state income taxes in fiscal 2017 compared to fiscal 2016 and approximately $4.4 million of expense resulting from the revaluation of net deferred tax assets due to the adoption of the Tax Cuts and Jobs Act.

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 26, 2015

Net sales increased 7% to $859.6 million in fiscal 2016 from $803.0 in fiscal 2015. Our revenue growth was driven by overall strong demand for our products and an additional week of sales in fiscal 2016.

Gross profit margin was 39.3% in fiscal 2016 compared to 38.4% in fiscal 2015.  The increased gross profit margin was primarily due to a favorable sales mix towards higher margin products, leverage of costs across higher sales volume, and approximately $2.1 million of lower inventory provisions which were partially offset by lower overall selling prices during fiscal 2016 compared to fiscal 2015.

Selling, general and administrative expenses were $169.5 million, or 19.7% of net sales, in fiscal 2016 compared to $161.9 million, or 20.2% of net sales, in fiscal 2015.  The increase in expense was primarily due to higher variable costs associated with our 7% sales growth, $2.8 million of general wage and fringe inflation, and $1.7 million of increased expenses related to the accounts receivable sales program. Provisions for doubtful accounts were $2.1 million less in fiscal 2016 compared to fiscal 2015, partially offsetting the increases noted above.

Our effective tax rate increased to 37.0% in fiscal 2016 from 36.7% in fiscal 2015.  The increase was primarily attributable to increased provisions for state income taxes in fiscal 2016 compared to fiscal 2015.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by certain customers. Cash and cash equivalents at December 30, 2017 decreased to $71.7 million from $149.1 million at December 31, 2016. Working capital was $422.1 million at December 30, 2017 compared to $447.8 million at December 31, 2016.  Shareholders’ equity was $634.8 million at December 30, 2017 and $601.6 million at December 31, 2016.  Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.  However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, or other factors.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands.  These extended terms have resulted in increased accounts receivable levels and have significantly impacted cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During fiscal 2017 and fiscal 2016, we sold approximately $582.9 million and $521.9 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted.  We expect continued pressure to extend our payment terms for the foreseeable future.  Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

In December 2017, we entered into a credit agreement which will expire in December 2022.  This agreement provides for an initial revolving credit facility of $ 100.0 million and gives us the ability to request increases of up to an incremental $ 100.0 million.  This agreement replaces our previous $ 30.0 million credit agreement. Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 65 basis points to LIBOR plus 125 basis points based upon the ratio of consolidated funded debt to consolidated EBITDA, as defined by the credit agreement. The interest rate at December 30, 2017 was LIBOR plus 65 basis points (2.22%). The credit agreement also contains other covenants, including those related to the ratio of certain consolidated fixed changes to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement.  The new agreement also requires us to pay an unused fee of 0.10% on the average daily unused portion of the facility. As of December 30, 2017, we were in compliance with all financial covenants contained in the credit agreement. As of December 30, 2017, there were no borrowings under the facility and we had two outstanding letters of credit for approximately $ 0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $ 99.2 million available under the facility at December 30, 2017

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

(in thousands)	December 30, 2017	December 31, 2016	December 26, 2015
Cash provided by operating activities	$94,241	$121,539	$92,060
Cash used in investing activities	(94,437)	(26,254)	(23,821)
Cash used in financing activities	(77,271)	(24,823)	(37,236)
Effect of exchange rate changes on cash and cash equivalents	37	-	-
Net (decrease) increase in cash and cash equivalents	$(77,430)	$70,462	$31,003

During fiscal 2017, cash provided by operating activities was $94.2 million primarily as a result of $106.6 million in net income, non-cash adjustments to net income of $30.4 million and a net increase in operating assets and liabilities of $42.7 million.  Accounts receivable increased $5.7 million due to increased net sales and the timing of cash receipts at year end. Inventory increased $25.1 million due to higher inventory purchases to support new product launches and to improve customer fill rates. Accounts payable increased by $3.7 million due to increased inventory and the timing of payments to our vendors. Other assets and liabilities, net, increased $15.6 million primarily due to an increase in long-term core inventory and a decrease in customer rebates which we expect to settle in cash.

During fiscal 2016, cash provided by operating activities was $121.5 million primarily as a result of $106.0 million in net income, non-cash adjustments to net income of $17.6 million and a net increase in operating assets and liabilities of $2.1 million.  Accounts receivable increased $27.8 million due to increased net sales and the timing of cash receipts at year end. Inventory decreased $24.9 million due to lower inventory purchases and the effects of several inventory management initiatives. Accounts payable increased by $8.7 million due to the timing of payments to our vendors. Other assets and liabilities, net, increased $7.8 million primarily due to an increase in long-term core inventory and a decrease in customer rebates which we expect to settle in cash.

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

Investing activities used $94.4 million of cash in fiscal 2017, $26.3 million of cash in fiscal 2016, and $23.8 million of cash in fiscal 2015.

•

Capital spending in fiscal 2017 was primarily related to $11.2 million in tooling associated with new products, $7.7 million in enhancements and upgrades to our information systems and infrastructure, scheduled equipment replacements, certain facility improvements and other capital projects.

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

•

Additionally, during fiscal 2017, we used $56.9 million to acquire the outstanding shares of MAS, $10.0 million to acquire a minority equity interest in a supplier, and $3.1 million to acquire certain assets of Ingalls Engineering Co., Inc. During fiscal 2016, we used $6.2 million to acquire a minority equity interest in a supplier. During fiscal 2015, we used $2.1 million to acquire a minority equity interest in a supplier.

Cash used in financing activities was $77.3 million in fiscal 2017, $24.8 million in fiscal 2016, and $37.2 million in fiscal 2015.

•

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program. This plan was amended in December 2016. In fiscal 2017, we paid $74.7 million to repurchase 1,006,365 common shares. In fiscal 2016, we paid $22.5 million to repurchase 430,866 common shares. In fiscal 2015, we paid $35.7 million to repurchase 747,700 common shares.

•	The remaining sources and uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of common stock from our 401(k) Plan.

Contractual Obligations and Commercial Commitments

We have obligations for future minimum rental and similar commitments under non-cancellable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 30, 2017 are summarized in the tables below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$11,670	$4,357	$3,790	$3,523	$-
	$11,670	$4,357	$3,790	$3,523	$-

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	3-5 years	Thereafter
Letters of Credit	$825	$825	$—	$—	$—
	$825	$825	$—	$—	$—

We have excluded from the table above contingent consideration related to the acquisition of MAS due to the uncertainty of the amount of payment. As of December 30, 2017, the Company has accrued approximately $8.0 million which represents the fair value of the estimated payments which will become due if certain sales thresholds are achieved through December 2020, and will be paid out in 2021(see Note 3, Business Acquisitions and Investments, to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

Additionally, we have excluded from the table above unrecognized tax benefits due to the uncertainty of the amount and period of payment.  As of December 30, 2017, the Company has gross unrecognized tax benefits of $2.3 million (see Note 10, Income Taxes, to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

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

We may issue stand-by letters of credit under the revolving credit facility. Letters of credit totaling $0.8 million were outstanding at December 30, 2017 and $1.0 million at December 31, 2016, respectively. Those letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Each of the outstanding letters of credit has a one-year term from the date of issuance.

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources. See "Contractual Obligations and Commercial Commitments" and Note 8, Operating Lease Commitments and Rent Expense, to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information on our operating leases.

Related-Party Transactions

We have a noncancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Executive Chairman, and his family members are partners.  Total annual rental payments each year to the partnership under the lease arrangement was $1.6 million in each of fiscal 2017, fiscal 2016, and fiscal 2015.  In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed in November 2016.

Additionally, we have a non-cancelable operating lease for our Canadian operating facility from a corporation of which an employee and his family members are owners. Total rental payments to the corporation under the lease agreement were $0.1 million in fiscal 2017. We did not make any payments to the corporation in fiscal 2016 or fiscal 2015. This lease will expire on October 31, 2018.

We are a partner in a joint venture with one of our suppliers and we own a minority interest in three other suppliers. Purchases from these suppliers, since we acquired our investment interests were $21.4 million, $16.5 million and $9.9 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. We regularly evaluate our estimates and judgments, including those related to allowance for doubtful accounts, revenue recognition, customer credits, inventories, long-lived assets, purchase accounting, and income taxes. Estimates and judgments are based upon historical experience and on various other assumptions believed to be accurate and reasonable under the circumstances. Actual results may differ materially from these estimates due to different assumptions or conditions. We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements.

Allowance for Doubtful Accounts. The preparation of our financial statements requires us to make estimates of the collectability of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of our accounts receivable has been, and is expected to continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 85% of net accounts receivable as of December 30, 2017 and 87% of net accounts receivable as of December 31, 2016. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on our sales and operating results.

Revenue Recognition and Allowance for Customer Credits. Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. We record estimates for cash discounts, product returns, promotional rebates, core return deposits and other discounts in the period of the sale ("Customer Credits").  The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as a reduction of accounts receivable. Accrued customer rebates which we expect to settle in cash are classified as other accrued liabilities. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.

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

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets.  Long-lived assets, including property, plant, and equipment and identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The impairment review is a two-step process.  First, recoverability is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated undiscounted future cash flows, the second step of the impairment test is performed and an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired.   In regards to the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  During fiscal 2017 and fiscal 2016, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount.

Purchase Accounting. The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgements and estimates which may change over time and may cause the final amounts to differ materially from their original estimates. Any adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period which cannot exceed twelve months.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our market risk is the potential loss arising from adverse changes in interest rates.  Substantially all of our available credit and  accounts receivable sale programs bear interest rates tied to LIBOR.  Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under the accounts receivable sale programs would affect the rate at which we could borrow funds thereunder.  A one percentage point increase in LIBOR or the discount rates on the accounts receivable sale programs would have increased our interest expense on our variable rate debt, if any, and accounts receivable financing costs by approximately $3.8 million in fiscal 2017 and $3.4 million in fiscal 2016.  This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period.  The hypothetical changes and assumptions may be different from what actually occurs in the future.

Historically we have not used, and currently do not intend to use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risks, or interest rate risks from the use of derivative instruments. We did not hold any foreign exchange forward contracts at  December 30, 2017.

Item 8. Financial Statements and Supplementary Data.

Our financial statement schedule that is filed with this Annual Report on Form 10-K is listed in Part IV - Item 15, “Exhibits, Financial Statement Schedules.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Dorman Products, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries (the Company) as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three‑year period ended December 30, 2017, and the related notes and the consolidated financial statement schedule listed under Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the fiscal years in the three‑year period ended December 30, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

KPMG LLP

We have served as the Company’s auditors since 2002.

Philadelphia, Pennsylvania

February 27, 2018

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
(in thousands, except per share data)	December 30, 2017	December 31, 2016	December 26, 2015
Net sales	$903,221	$859,604	$802,957
Cost of goods sold	544,572	521,530	494,907
Gross profit	358,649	338,074	308,050
Selling, general and administrative expenses	182,409	169,473	161,893
Income from operations	176,240	168,601	146,157
Other income (expense), net	348	(241)	(216)
Income before income taxes	176,588	168,360	145,941
Provision for income taxes	69,989	62,311	53,612
Net income	$106,599	$106,049	$92,329
Earnings per share:
Basic	$3.14	$3.07	$2.60
Diluted	$3.13	$3.07	$2.60
Weighted average shares outstanding:
Basic	33,964	34,516	35,466
Diluted	34,052	34,598	35,538

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$71,691	$149,121
Accounts receivable, less allowance for doubtful accounts and customer credits of $97,193 and $99,995 in 2017 and 2016, respectively	241,880	230,526
Inventories	212,149	168,851
Prepaids and other current assets	7,129	3,116
Total current assets	532,849	551,614
Property, plant and equipment, net	92,692	88,436
Goodwill	65,999	28,146
Intangible assets, net	22,158	1,642
Deferred tax asset, net	7,884	12,429
Other assets	44,342	29,525
Total	$765,924	$711,792
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$80,218	$72,629
Accrued compensation	12,162	11,899
Other accrued liabilities	18,401	19,320
Total current liabilities	110,781	103,848
Other long-term liabilities	13,732	6,302
Deferred tax liabilities, net	6,604	-
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 33,571,524 and 34,517,633 shares in 2017 and 2016, respectively	336	345
Additional paid-in capital	44,812	44,187
Retained earnings	589,659	557,110
Total shareholders' equity	634,807	601,642
Total	$765,924	$711,792

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 27, 2014	35,611,238	$356	$43,413	$418,292	$462,061
Exercise of stock options	31,305	—	93	—	93
Compensation expense under Incentive Stock Plan	—	—	882	—	882
Purchase and cancellation of common stock	(781,130)	(7)	(1,406)	(35,911)	(37,324)
Issuance of non-vested stock, net of cancellations	8,922	—	—	—	—
Other stock related activity, net of tax	(6,939)	—	(183)	178	(5)
Net income	—	—	—	92,329	92,329
Balance at December 26, 2015	34,863,396	$349	$42,799	$474,888	$518,036
Compensation expense under Incentive Stock Plan	—	—	2,380	—	2,380
Purchase and cancellation of common stock	(469,836)	(5)	(846)	(23,827)	(24,678)
Issuance of non-vested stock, net of cancellations	131,123	1	(1)	—	—
Other stock related activity, net of tax	(7,050)	—	(145)	—	(145)
Net income	—	—	—	106,049	106,049
Balance at December 31, 2016	34,517,633	$345	$44,187	$557,110	$601,642
Exercise of stock options	29,750	—	31	—	31
Compensation expense under Incentive Stock Plan	—	—	3,162	—	3,162
Purchase and cancellation of common stock	(1,025,475)	(10)	(1,848)	(74,271)	(76,129)
Issuance of non-vested stock, net of cancellations	65,317	1	674	—	675
Other stock related activity, net of tax	(15,701)	—	(1,394)	221	(1,173)
Net income	—	—	—	106,599	106,599
Balance at December 30, 2017	33,571,524	$336	$44,812	$589,659	$634,807

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 30, 2017	December 31, 2016	December 26, 2015
Cash Flows from Operating Activities:
Net income	$106,599	$106,049	$92,329
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	22,224	18,907	16,186
Provision for doubtful accounts	299	1,221	3,260
Provision (benefit) from deferred income tax	4,676	(4,888)	(5,106)
Provision for non-cash stock compensation	3,162	2,380	882
Changes in assets and liabilities:
Accounts receivable	(5,709)	(27,824)	(1,148)
Inventories	(25,147)	24,874	(20,202)
Prepaids and other current assets	(3,748)	(790)	821
Other assets	(4,908)	(4,590)	(3,962)
Accounts payable	3,718	8,662	5,389
Accrued compensation and other liabilities	(6,925)	(2,462)	3,611
Cash provided by operating activities	94,241	121,539	92,060
Cash Flows from Investing Activities:
Property, plant and equipment additions	(24,450)	(20,059)	(21,688)
Acquisition, net of cash acquired	(59,987)	—	—
Purchase of equity investment	(10,000)	(6,195)	(2,133)
Cash used in investing activities	(94,437)	(26,254)	(23,821)
Cash Flows from Financing Activities:
Proceeds from exercise of stock options	31	—	93
Other stock related activity	(1,173)	(145)	(5)
Purchase and cancellation of common stock	(76,129)	(24,678)	(37,324)
Cash used in financing activities	(77,271)	(24,823)	(37,236)
Effect of exchange rate changes on Cash and Cash Equivalents	37	-	-
Net Increase (Decrease) in Cash and Cash Equivalents	(77,430)	70,462	31,003
Cash and Cash Equivalents, Beginning of Period	149,121	78,659	47,656
Cash and Cash Equivalents, End of Period	$71,691	$149,121	$78,659
Supplemental Cash Flow Information
Cash paid for interest expense	$291	$266	$281
Cash paid for income taxes	$74,647	$62,348	$57,151

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2017

1.  Summary of Significant Accounting Policies

Dorman Products, Inc. ("Dorman", the "Company", “we”, “us”, or “our”) is a leading supplier of Original Equipment (“OE”) Dealer "Exclusive" automotive replacement parts, automotive hardware and brake products to the Automotive Aftermarket and Mass Merchandise markets. Dorman parts are marketed under the OE Solutions™, Dorman Premium Chassis, HELP!®, AutoGrade™, Conduct-Tite®,  FirstStop™ and HD Solutions™ brand names.

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 30, 2017 and December 26, 2015 were fifty-two week periods. The fiscal year ended December 31, 2016 was a fifty-three week period.

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

Sales of Accounts Receivable. We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions.  Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions.  During fiscal 2017, fiscal 2016 and fiscal 2015, we sold $582.9 million, $521.9 million and $519.2 million, respectively, pursuant to these agreements. If receivables had not been sold, $380.8 million and $338.3 million of additional receivables would have been outstanding at December 30, 2017 and December 31, 2016, respectively, based on standard payment terms.  Selling, general and administrative expenses include $11.4 million, $8.9 million and $7.2 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, of financing costs associated with these accounts receivable sales programs.

Inventories. Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method.  Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products. We provide reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates.

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

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets.  Long-lived assets, including property, plant, and equipment and identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The impairment review is a two-step process.  First, recoverability is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated undiscounted future cash flows, the second step of the impairment test is performed and an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired.   In regards to the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  During fiscal 2017 and fiscal 2016, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount.

Purchase Accounting. The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates which may change over time and may cause the final amounts to differ materially from their original estimates. These adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period which cannot exceed twelve months.

Other Assets. Other assets include primarily long-term core inventory, deposits, and equity method investments.

Certain products we sell contain parts that can be recycled, or as more commonly referred to in our industry, remanufactured.  We refer to these parts as cores.  A used core is remaufactured and sold to the customer as a replacement for a unit inside a vehicle. Customers and end-users that purchase remanufactured products will generally return the used core to us, which we then use in the remanufacturing process to make another finished good.  Our core inventory consists of used cores purchased and held in our facilities, used cores that are in the process of being returned from our customers and end-users, and remanufactured cores held in finished goods inventory at our facilities.  Our products that utilize a core primarily include instrument clusters, hybrid batteries, radios, and climate control modules.

Long-term core inventory was $20.2 million and $18.5 million as of December 30, 2017 and December 31, 2016, respectively.  Long-term core inventory is recorded at the lower of cost or net realizable value.  Cost is determined based on actual purchases of core inventory.  We believe that the most appropriate classification of core inventory is a long-term asset. According to guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(“ASC”), current assets are defined as “assets or resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” The determination of the long-term classification is based on our view that the value of the cores is not expected to be consumed or realized in cash during our normal annual operating cycle.

We also have investments that we account for according to the equity method of accounting. The total book value of these investments was $21.1 million as of December 30, 2017 and these investments provided us $3.3 million of income during fiscal 2017.

Other Accrued Liabilities. Other accrued liabilities include primarily accrued customer rebates which we expect to settle in cash of $6.8 million and $7.3 million as of December 30, 2017 and December 31, 2016, respectively. Also included are accrued commissions, accrued income taxes, insurance liabilities, product warranties, and other current liabilities. We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products. Our warranty limits the end-user’s remedy to the repair or replacement of the part that is defective. Product warranty reserves, which were $0.5 million as of December 30, 2017 and December 31, 2016, are based upon actual experience and forecasts using the best historical and current claim information available. Provisions and payments related to product warranty reserves were not material in fiscal 2017, fiscal 2016 or fiscal 2015.

Revenue Recognition and Allowance for Customer Credits. Revenue is recognized from product sales when goods are shipped, title and risk of loss have been transferred to the customer and collection is reasonably assured. We record estimates for cash discounts, product returns, promotional rebates, core return deposits, and other discounts in the period of the sale ("Customer Credits"). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as a reduction of accounts receivable. Accrued customer credits which we expect to settle in cash are classified as other accrued liabilities. Actual Customer Credits have not differed materially from estimated amounts. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.

As noted above, Customer Credits include core return deposits which are an estimate of the amount we believe we will refund to our customers when used cores are returned to us.  The price we invoice to customers for remanufactured cores contain both the amount we charge to remanufacture the part and a deposit for the core.  We charge a core deposit to encourage the customer to return the used core to us so that it can be used in our remanufacturing process.  We allow our customers up to twenty-four months to return the used core to us.  Core return deposits are reserved based on the expected deposits to be issued to customers based on historical returns.

Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $20.0 million in fiscal 2017, $18.9 million in fiscal 2016 and $16.8 million in fiscal 2015 have been recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Stock-Based Compensation. At December 30, 2017 and December 31, 2016, we had one stock-based employee compensation plan, which is described more fully in Note 12, Capital Stock. We record compensation expense for all awards granted. The value of restricted stock issued is based on the fair value of our common stock on the grant date. The fair value of stock options granted was determined using the Black-Scholes option valuation model.

Income Taxes. We follow the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the enacted tax rate expected to be in effect when taxes are actually paid or recovered.

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

Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 85% of net accounts receivable as of December 30, 2017 and 87% of net accounts receivable as of December 31, 2016. We continually monitor the credit terms and credit limits to these and other customers.  In fiscal 2017, approximately 71% of our products were purchased from suppliers located in a variety of foreign countries, with the largest portion coming from China.

Fair Value Disclosures. The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Additionally, the fair value of assets acquired and liabilities assumed are determined at the date of acquisition. We did not hold any foreign currency forward contracts at December 30, 2017 or December 31, 2016.

2.  New and Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective.  As originally issued, the new standard would have been effective for annual periods beginning after December 15, 2016. The FASB has amended the standard to be effective for annual periods beginning after December 15, 2017. The standard permits the use of either the retrospective or cumulative effect transition method. We adopted the standard on December 31, 2017 using the modified retrospective transaction method and the adoption did not have a material effect on our financial position, results of operations and internal controls over financial reporting. Certain additional financial statement disclosures are required beginning in our 2018 quarterly reporting, including a disaggregated view of revenue.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments – Overall, which relates to the recognition and measurement of financial assets and liabilities. The new guidance makes targeted improvements to GAAP impacting equity investments (other than those accounted for under the equity method or consolidated), financial liabilities accounted for under the fair value election, and presentation and disclosure requirements for financial instruments, among other changes. The new guidance is effective for annual periods beginning after December 15, 2017, with early adoption prohibited other than for certain provisions. We are evaluating the impact that the new guidance will have on our consolidated financial statements and related disclosures, however, we do not believe the adoption of this new guidance will have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Improvement to Employee Share-Based Payment Accounting, which amends the current guidance related to stock compensation. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The update to the standard was effective for annual periods beginning after December 15, 2016, with early application permitted. Adoption of this ASU resulted in a $1.0 million tax benefit during fiscal 2017. The amount of benefit, if any, in future periods will vary.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures, however, we do not believe the adoption of this new guidance will have a material impact on our consolidated financial statements.

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

3.  Business Acquisitions and Investments

On October 26, 2017, we acquired 100% of the outstanding stock of MAS Automotive Distribution Inc. (“MAS Industries” or “MAS”), a privately-held manufacturer of premium chassis and control arms based in Montreal, Canada.  The purchase price was $67.3 million net of $3.3 million of cash acquired and including contingent consideration and other purchase price adjustments.

The Company believes MAS is complementary to our business and growth strategy.  We see opportunities to leverage MAS’ existing presence in the automotive aftermarket, as well as our product development capabilities and financial resources to accelerate the growth of MAS’ premium chassis and control arms.

We have included the results of MAS in our Consolidated Financial Statements since the acquisition date of October 26, 2017. The Consolidated Statement of Operations for the year ended December 30, 2017 includes $7.0 million of net sales and an immaterial amount of net income related to MAS. The Consolidated Balance Sheet as of December 30, 2017 reflects the acquisition of MAS Industries, effective October 26, 2017.

The following table summarizes the preliminary fair value of the total consideration at October 26, 2017:

(in thousands)	Total Acquisition Date Fair Value
Cash consideration (net of $3.3 million cash received)	$56,859
Contingent cash consideration	7,982
Seller liability assumed	896
Working capital adjustment	1,539
Total consideration assigned to net assets acquired	$67,276

Included in the table above is $8.0 million of estimated contingent payments which represents the fair value of the estimated payments which will become due if certain sales thresholds are achieved through December 2020.  The fair value of the contingent cash consideration was estimated by using the option pricing model framework.  The maximum contingent payment would be $11.7 million. Also excluded from the table above are working capital and other purchase price adjustments which will be finalized in fiscal 2018 based on the MAS standalone audited 2017 financial statements.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of October 26, 2017 (in thousands):

Current assets (net of $3.3 million cash received)	$21,756
Property, plant and equipment	1,615
Intangible assets	20,440
Goodwill	35,624
Total assets acquired	79,435
Current liabilities	5,691
Long-term liabilities	6,468
Total liabilities assumed	12,159
Net assets acquired	$67,276

The estimated fair value of the MAS assets acquired and liabilities assumed are provisional as of December 30, 2017 and are based on information that is currently available to the Company. Additional information about conditions that existed as of the date of acquisition are being gathered to finalize these provisional measurements, particularly with respect to net working capital, intangible assets, contingent liabilities, deferred income taxes and income taxes payable. Accordingly, the measurement of the MAS assets acquired and liabilities assumed may change significantly upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

(in thousands)	Valuation	Amortization Period (in years)
Customer relationships	$14,840	8-12
Tradenames	5,600	15
Total	$20,440

The preliminary fair values of the Customer relationships and Tradenames were estimated using a discounted present value income approach.  Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life.  To calculate fair value, we used cash flows discounted at rates ranging from 15% to 17%, which were considered appropriate given the inherent risks associated with each type of asset.  We believe that the level and timing of cash flows appropriately reflect market participant assumptions.

The goodwill recognized is attributable primarily to strategic and synergistic opportunities related to existing automotive aftermarket businesses, the assembled workforce of MAS and other factors.  The goodwill is expected to be deductible for tax purposes.

Pro Forma Financial Information (Unaudited)

The unaudited pro forma information for the periods set forth below gives effect to the MAS acquisition as if it had occurred as of December 27, 2015, the start of our 2016 fiscal year.  The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time:

(in thousands)	2017	2016
Net sales	$933,446	$888,851
Net income	107,948	102,686
Diluted earnings per share	3.17	2.97

The 2017 unaudited pro forma net income set forth above was adjusted to include amortization of intangible assets and to exclude the impact of the nonrecurring acquisition date fair value adjustments to inventory as well as acquisition and financing costs of MAS which we do not believe would have occurred. The 2016 unaudited pro forma net income set forth above was adjusted for these same adjustments as if the acquisition had occurred on December 27, 2015.

On January 27, 2017 we acquired a 33% minority equity interest in a supplier for $10.0 million.  We are accounting for our interest using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the investee.

On January 6, 2017, we acquired certain assets of Ingalls Engineering Company, Inc., a chassis and suspension business, primarily to expand our product portfolio. The purchase price was $4.8 million, comprised of $3.1 million of cash and $1.7 million of estimated contingent payments as of the date of acquisition. The contingent payment arrangement is based upon future net sales of the acquired business. In connection with this acquisition, we have completed our purchase price allocation procedures and recorded $2.8 million in goodwill and other intangible assets and $2.0 million of other net assets. All of the intangible assets resulting from the asset purchase are expected to be deductible for tax purposes. The financial results of the acquisition have been included in the Consolidated Financial Statements since the acquisition date.

4.  Inventories

Inventories were as follows:

(in thousands)	December 30, 2017	December 31, 2016
Bulk product	$82,010	$72,833
Finished product	126,827	93,223
Packaging materials	3,312	2,795
Total	$212,149	$168,851

5.  Property, Plant and Equipment

Property, plant and equipment include the following:

(in thousands)	December 30, 2017	December 31, 2016
Buildings	$32,623	$29,450
Machinery, equipment and tooling	97,701	87,175
Furniture, fixtures and leasehold improvements	4,319	4,248
Software and computer equipment	77,618	73,292
Total	212,261	194,165
Less-accumulated depreciation and amortization	(119,569)	(105,729)
Property, plant and equipment, net	$92,692	$88,436

Depreciation and amortization expenses associated with property, plant, and equipment were $21.5 million, $18.7 million, and $15.9 million in fiscal 2017, fiscal 2016, and fiscal 2015, respectively.

6.  Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)	December 30, 2017	December 31, 2016
Balance at beginning of period	$28,146	$28,146
Goodwill acquired	37,853	-
Balance at end of period	$65,999	$28,146

Intangible Assets

Intangible assets, subject to amortization, included the following:

		December 30, 2017			December 31, 2016
(in thousands)	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Tradenames	14.8	$5,600	$62	$5,538	$-	$-	$-
Customer relationships	8.9	17,049	772	16,277	2,000	358	1,642
Technology	14.0	367	24	343	-	-	-
Total		$23,016	$858	$22,158	$2,000	$358	$1,642

Amortization expense was $0.5 million in fiscal 2017 and $0.1 million in each of fiscal 2016 and fiscal 2015. Included in the table below is $2.1 million of annual amortization expense related to the acquisition of MAS. The estimated future amortization expense for intangible assets is summarized as follows:

(in thousands)
2018	$2,113
2019	2,113
2020	2,113
2021	2,113
2022	2,113
Thereafter	11,593
Total	$22,158

7.  Long-Term Debt

In December 2017, we entered into a credit agreement which will expire in December 2022.  This agreement provides for an initial revolving credit facility of $ 100.0 million and gives us the ability to request increases of up to an incremental $ 100.0 million.  This agreement replaces our previous $ 30.0 million credit agreement. Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 65 basis points to LIBOR plus 125 basis points based upon the ratio of consolidated funded debt to consolidated EBITDA, as defined by the credit agreement. The interest rate at December 30, 2017 was LIBOR plus 65 basis points (2.22%). The credit agreement also contains other covenants, including those related to the ratio of certain consolidated fixed changes to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement.  The new agreement also requires us to pay an unused fee of 0.10% on the average daily unused portion of the facility. As of December 30, 2017, we were in compliance with all financial covenants contained in the credit agreement. As of December 30, 2017, there were no borrowings under the facility and we had two outstanding letters of credit for approximately $ 0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $ 99.2 million available under the facility at December 30, 2017.

8.  Operating Lease Commitments and Rent Expense

We lease certain equipment and operating facilities, including our primary operating facility which is leased from a partnership described in Note 9, Related Party Transactions, under non-cancelable operating leases. Approximate future minimum rental payments as of December 30, 2017 under these leases are summarized as follows:

(in thousands)
2018	$4,357
2019	1,928
2020	1,862
2021	1,784
2022	1,739
Thereafter	-
Total	$11,670

Rent expense, including payments for short-term equipment and storage rentals, was $5.4 million in fiscal 2017, $4.2 in fiscal 2016, and $4.5 million in fiscal 2015.

9.  Related Party Transactions

We have a non-cancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Executive Chairman, and his family members are partners. Total rental payments each year to the partnership under the lease arrangement were $1.6 million in each of fiscal 2017, fiscal 2016 and fiscal 2015. This lease was renewed during November 2016, effective as of January 1, 2018, and will expire on December 31, 2022. In the opinion of our Audit Committee, the terms and rates of this lease were no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed during November 2016.

Additionally, we have a non-cancelable operating lease for our Canadian operating facility from a corporation of which an employee and his family members are owners. Total rental payments to the corporation under the lease agreement were $0.1 million in fiscal 2017. We did not make any payments to the corporation in fiscal 2016 or fiscal 2015. This lease will expire on October 31, 2018.

We are a partner in a joint venture with one of our suppliers and own minority interests in three other suppliers. Purchases from these suppliers were $21.4 million, $16.5 million and $9.9 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

10.  Income Taxes

U.S. Tax Reform: Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted in the United States. The TCJA represents sweeping changes in U.S. tax law.  Among the numerous changes in tax law, the TCJA permanently reduces the U.S. corporate income tax rate to 21% beginning in 2018; allows 100% expensing for qualified property placed in service after September 27, 2017; imposes a one-time transition tax on deferred foreign earnings; establishes a participation exemption system by allowing a 100% dividends received deduction on qualifying dividends paid by foreign subsidiaries; limits deductions for net interest expense; and expands the U.S. taxation of foreign earned income to include "global intangible low taxed income".

The TCJA represents the first significant change in U.S. tax law in over 30 years.   In response to the TCJA, the Staff of the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 118 ("SAB No. 118") to provide guidance to registrants in applying ASC Topic 740 in connection with the TCJA. SAB No. 118 provides that in the period of enactment, the income tax effects of the TCJA may be reported as a provisional amount based on a reasonable estimate (to the extent a reasonable estimate can be determined), which would be subject to adjustment during a "measurement period". The measurement period begins in the reporting period of the

TCJA's enactment and ends when a registrant has obtained, prepared, and analyzed the information that was needed in order to complete the accounting requirements under ASC Topic 740. SAB No. 118 also describes supplemental disclosures that should accompany the provisional amounts.

As permitted by SAB No. 118, the net tax expense recorded in our financial statements for the fourth fiscal quarter of 2017 due to the enactment of the TCJA is considered "provisional," based on reasonable estimates. We are continuing to collect and analyze detailed information about the earnings and profits of our non-U.S. subsidiaries, the related taxed paid and the associated impact of these items under the TCJA. We may record adjustments to refine those estimates during the measurement period, as additional analysis is completed. Furthermore, we are continuing to evaluate the TCJA's provisions and may prospectively adjust our financial structure and business practices accordingly

As a result of the TCJA, we recognized a provisional tax expense of $4.4 million to remeasure our net deferred tax assets at the lower 21% rate.

The TCJA transitions the U.S. from a worldwide tax system to a territorial tax system. Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposes a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years. As a result of this requirement, we recognized no provisional tax expense and will continue collecting additional information about earnings and profits of our non-U.S. subsidiaries.

The components of the income tax provision (benefit) are as follows:

(in thousands)	2017	2016	2015
Current:
Federal	$56,641	$61,251	$55,140
State	8,293	5,948	3,578
Foreign	379	-	-
	65,313	67,199	58,718
Deferred:
Federal	4,582	(4,563)	(4,874)
State	343	(325)	(232)
Foreign	(249)	-	-
	4,676	(4,888)	(5,106)
Total	$69,989	$62,311	$53,612

The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective tax rate:

	2017	2016	2015
Federal taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	3.4	2.2	1.8
Research and development tax credit	(0.3)	(0.2)	(0.2)
Tax reform	2.5	-	-
Other	(1.0)	—	0.1
Effective tax rate	39.6%	37.0%	36.7%

At December 30, 2017, we had $2.3 million of unrecognized tax benefits, $2.0 million of which would affect our effective tax rate if recognized.

The following table summarizes the change in uncertain tax benefits for the three years ended December 30, 2017:

(in thousands)	2017	2016	2015
Balance at beginning of year	$3,567	$1,855	$1,163
Reductions due to lapses in statutes of limitations	(181)	—	—
Reductions due to tax positions settled	(4,543)	(109)	(177)
Reductions due to reversals of prior year positions	—	(212)	(20)
Additions based on tax positions taken during the prior period	3,005	—	—
Additions based on tax positions taken during the current period	453	2,033	889
Balance at end of year	$2,301	$3,567	$1,855

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 30, 2017, we had approximately $0.7 million of accrued interest and penalties related to uncertain tax positions.

Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:

(in thousands)	December 30, 2017	December 31, 2016
Assets:
Inventories	$7,335	$10,337
Accounts receivable	11,732	20,216
Accrued expenses	1,664	2,935
Other	261	786
Gross deferred tax assets	20,992	34,274
Liabilities:
Depreciation	7,936	11,988
Goodwill and intangible assets	11,776	9,857
Gross deferred tax liabilities	19,712	21,845
Net deferred tax assets	$1,280	$12,429

Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the remaining net deferred tax assets.

We file income tax returns in the United States, China and Mexico.  All years before 2014 are closed for federal tax purposes. We are currently under examination by one state tax authority for years 2011-2012.  Tax years before 2011 are closed for the remaining states in which we file.  We filed tax returns in Sweden through 2012 and all years prior to 2010 are closed.  It is reasonably possible that audit settlements, the conclusion of current examinations or the expiration of the statute of limitations could impact the Company’s unrecognized tax benefits.

11.  Commitments and Contingencies

Shareholders’ Agreement. A shareholders’ agreement was entered into in September 1990 and amended and restated on July 1, 2006. Under the agreement, each of the late Richard Berman, Steven Berman, Jordan Berman, Marc Berman, Fred Berman, Deanna Berman and additional shareholders named in the agreement has, among other things, granted the others of them rights of first refusal, exercisable on a pro rata basis or in such other proportions as the exercising shareholders may agree, to purchase shares of our common stock which any of them, or upon their deaths their respective estates, proposes to sell to third parties. We have agreed with these shareholders that, upon their deaths, to the extent that any of their shares are not purchased by any of these surviving shareholders and may not be sold without registration under the Securities Act of 1933, as amended (the "1933 Act"), we will use our best efforts to cause those shares to be registered under the 1933 Act. The expenses of any such registration will be borne by the estate of the deceased shareholder.  The additional shareholders that are a party to the agreement are trusts affiliated with the late Richard Berman, Steven Berman, Jordan Berman, Marc Berman or Fred Berman, or each person’s respective spouse or children.

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

12.  Capital Stock

Controlling Interest by Officers, Directors and Family Members. As of December 30, 2017, Steven Berman, the Executive Chairman of the Company, and members of his family beneficially own approximately 20% of the outstanding shares of our common stock and can influence the election of our Board of Directors, the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and the affairs of the Company.

Undesignated Stock. We have 50,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by our Board of Directors.

Incentive Stock Plan. Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. At December 30, 2017, 1,399,106 shares were available for grant under the Plan.

Restricted Stock

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is based on continued employment or service for a specified period and, in certain circumstances, the attainment of financial goals. Compensation cost related to the stock is recognized on a straight-line basis over the vesting period. We retain the restricted stock, and any dividends paid thereon, until the vesting provisions have been met. For awards with a service condition only, compensation cost related to the stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to the stock is recognized over the vesting period if it is probable that the financial goals will be attained. Compensation cost related to restricted stock was $2.8 million, $2.3 million and $0.9 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2017, fiscal 2016 or fiscal 2015.

The following table summarizes our restricted stock activity for the three years ended December 30, 2017:

	Shares	Weighted Average Price
Balance at December 27, 2014	72,900	$27.82
Granted	44,104	$45.68
Vested	(38,580)	$25.24
Cancelled	(35,182)	$44.84
Balance at December 26, 2015	43,242	$34.49
Granted	133,794	$49.45
Vested	(29,002)	$29.74
Cancelled	(2,671)	$33.79
Balance at December 31, 2016	145,363	$49.22
Granted	70,611	$78.27
Vested	(56,953)	$56.03
Cancelled	(5,294)	$51.56
Balance at December 30, 2017	153,727	$59.96

As of December 30, 2017, there was approximately $4.6 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. In accordance with ASU 2016-09 (see Note 2), the excess tax benefit generated from restricted shares which vested was $0.4 million in fiscal 2017 and was credited to income tax expense. The excess tax benefit generated from restricted shares which vested was $0.3 million in both of fiscal 2016 and fiscal 2015 and was credited to additional paid in capital.

Stock Options

We grant stock options to certain employees and members of our Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized over the vesting or performance period. Compensation cost charged against income was $0.3 million in fiscal 2017 and $0.1 million in each of fiscal 2016 and fiscal 2015, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2017, fiscal 2016 or fiscal 2015.

We used the Black-Scholes option valuation model to estimate the fair value of stock options granted in fiscal 2017 and fiscal 2016. No stock options were granted in fiscal 2015. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The weighted-average grant-date fair value of options granted during fiscal 2017 was $15.81 and fiscal 2016 was $8.40 per option.

The following table summarizes the weighted average valuation assumptions used to calculate the fair value of options granted:

	2017	2016
Expected dividend yield	0%	0%
Expected stock price volatility	27%	26%
Risk-free interest rate	1.5%	0.9%
Expected life of options	3.0 years	3.0 years

The following table summarizes our stock option activity for the three years ended December 30, 2017:

	Shares	Option Price per Share	Weighted Average Price	Weighted Average Remaining Terms (years)	Aggregate Intrinsic Value
Balance at December 27, 2014	75,000	$5.05 – $19.37	$7.28
Exercised	(35,000)	$5.05 – $19.37	$7.76
Balance at December 26, 2015	40,000	$5.67 – $7.74	$6.86
Granted	61,084	$41.59 – $53.32	$44.36
Balance at December 31, 2016	101,084	$5.67 – $53.32	$29.52
Granted	58,024	$69.02 – $82.59	$78.58
Exercised	(32,751)	$6.90 – $41.59	$7.69
Cancelled	(3,810)	$41.59 – $78.64	$56.72
Balance at December 30, 2017	122,547	$5.67 – $82.59	$57.74	3.6	$1,402,012
Options exercisable at December 30, 2017	22,520	$5.67 – $53.32	$31.07	2.6	$677,188

As of December 30, 2017, there was approximately $1.0 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

The following table summarizes information concerning currently outstanding and exercisable options at December 30, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$5.67 - $24.66	8,000	1.4	$6.71	8,000	$6.71
$26.67 - $41.60	43,679	3.1	$41.59	10,920	$41.59
$41.61 - $69.01	14,400	3.5	$53.32	3,600	$53.32
$69.02 - $77.99	1,630	5.1	$69.02	—	$—
$77.80 - $82.59	54,838	4.2	$78.86	—	$—
Balance at December 30, 2017	122,547	3.6	$57.74	22,520	$31.07

Cash received from option exercises was less than $0.1 million in fiscal 2017 and was $0.1 million in fiscal 2015, respectively. There were no option exercises during fiscal 2016. In accordance with ASU No.2016-09 (see Note 2), the excess tax benefit generated from option exercises was $0.6 million fiscal 2017 and was credited to income tax expense. There was no excess tax benefit generated from stock option exercises in fiscal 2016. The excess tax benefit generated from option exercises was $0.1 million in fiscal 2015 and was credited to additional paid in capital.

Performance-Based Long Term Award Program. The Compensation Committee of our Board of Directors has approved the Performance-Based Long Term Award Program (the “Program”) which connects compensation for certain of our executives to the three-year compound annual growth in our pre-tax income as defined in the Program. For the three-year periods ending in 2015 through 2017, the Compensation Committee has the discretion to settle the Performance-Based Long Term Award in either cash or equity. These are liability-classified awards. The Compensation Committee elected to settle the award in equity for the three-year periods ending in fiscal 2017 and fiscal 2016 and cash for three-year periods ending in fiscal 2015. In fiscal 2016, the Compensation Committee modified the Program to settle the awards earned in the three-year periods ending in fiscal 2018 and beyond in equity alone. These awards are equity-classified. Any equity payments related to the Program will be from the 2008 Stock Option and Stock Incentive Plan.

Employee Stock Purchase Plan. In May 2017, our shareholders’ approved the Dorman Products, Inc. Employee Stock Purchase Plan (the ‘ESPP”), which makes available 1,000,000 shares of our common stock for sale to eligible employees. The purpose of this plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions and limited cash contributions by our employees. These contributions are used to purchase shares of the Company’s common stock at a 15% discount from the lower of the market price at the beginning or end of the purchase window. Share purchases under the plan are made twice annually, beginning in March 2018. There were no shares purchased under this plan during fiscal 2017. Compensation cost under the ESPP plan was $0.1 million in fiscal 2017.

401(k) Retirement Plan.  The Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”) is a defined contribution profit sharing and 401(k) plan covering substantially all of our employees as of December 30, 2017. Annual contributions under the 401(k) Plan are determined by the Compensation Committee of our Board of Directors. Total expense related to the 401(k) Plan was $2.7 million in fiscal 2017 and $2.5 million in each of fiscal 2016 and fiscal 2015.  At December 30, 2017, the 401(k) Plan held 269,628 shares of our common stock.

Common Stock Repurchases.  We periodically repurchase, at the then current market price, and cancel common stock issued to the 401(k) Plan.  Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons.  During fiscal 2017 our Board of Directors approved the repurchase and cancellation of 19,110 shares of our common stock for $1.4 million at an average price of $73.34 per share. During fiscal 2016, our Board of Directors approved the repurchase and cancellation of 38,970 shares of our common stock for $2.2 million at an average price of $56.66 per share. During fiscal 2015, our Board of Directors approved the repurchase and cancellation of 33,430 shares of our common stock for $1.6 million at an average price of $48.14 per share.

Share Repurchase Program.  On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors has expanded the program to $250 million and extended the program through December 31, 2018. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 1,006,365 common shares for $74.7 million at an average price of $74.26 under this program during fiscal 2017. We repurchased 430,866 common shares for $22.5 million at an average price of $52.15 under this program during fiscal 2016. We repurchased 747,700 common shares for $35.7 million at an average price of $47.77 under this program during fiscal 2015.

13.  Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding.  Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards.  Stock-based awards of approximately 106,000 shares, 50,000 shares and 7,500 shares were excluded from the calculation of diluted earnings per share as of December 30, 2017, December 31, 2016 and December 26, 2015, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

(in thousands, except per share data)	2017	2016	2015
Numerator:
Net income	$106,599	$106,049	$92,329
Denominator:
Weighted average basic shares outstanding	33,964	34,516	35,466
Effect of compensation awards	88	82	72
Weighted average diluted shares outstanding	34,052	34,598	35,538
Earnings Per Share:
Basic	$3.14	$3.07	$2.60
Diluted	$3.13	$3.07	$2.60

14.  Business Segments

We have determined that our business comprises a single reportable operating segment, namely, the sale of replacement parts for the automotive aftermarket.

During fiscal 2017, fiscal 2016 and fiscal 2015, four of our customers (Advance Auto Parts, Inc., AutoZone, Inc., Genuine Parts Co. – NAPA, and O’Reilly Automotive, Inc.) each accounted for more than 10% of net sales and in aggregate accounted for 61% of net sales in fiscal 2017, and 60% in each of fiscal 2016 and fiscal 2015. Net sales to countries outside the United States, primarily to Canada, Mexico, Europe, the Middle East, and Australia in fiscal 2017, fiscal 2016 and fiscal 2015 were $55.8 million, $48.6 million and $49.8 million, respectively.

15.  Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly Results of Operations for the fiscal years ended December 30, 2017 and December 31, 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share amounts)	2017
Net sales	$221,625	$229,262	$224,615	$227,719
Income from operations	45,042	44,999	42,790	43,409
Net income	29,187	28,437	27,008	21,967
Diluted earnings per share	0.85	0.83	0.80	0.65

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share amounts)	2016
Net sales	$208,148	$209,573	$212,786	$229,097
Income from operations	38,931	40,989	41,633	47,048
Net income	24,671	25,982	26,695	28,701
Diluted earnings per share	0.71	0.75	0.77	0.83

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 30, 2017, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that, as of December 30, 2017, our internal control over financial reporting was effective.

On October 26, 2017, we completed our acquisition of MAS Automotive Distribution Inc. (“MAS”). We are in the process of evaluating the existing controls and procedures of MAS and integrating MAS into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded MAS from our assessment of the effectiveness of internal control over financial reporting as of December 30, 2017. MAS represented $82.9 million of the Company’s total assets as of December 30, 2017, and $7.0 million of the Company’s net sales for the year ended December 30, 2017. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 30, 2017 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of MAS that are subsumed by internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting.  Their report appears below.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than noted above there was no change during the quarter ended December 30, 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Dorman Products, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Dorman Products, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2017 and December 31, 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 30, 2017, and related notes and the consolidated financial statement schedule listed under Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated February 27, 2018 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired MAS Automotive Distribution Inc. (MAS) during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2017, MAS’s internal control over financial reporting associated with total assets of $82.9 million and total revenues of $7.0 million included in the consolidated financial statements of the Company as of and for the year ended December 30, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of MAS.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

KPMG LLP

Philadelphia, Pennsylvania

February 27, 2018

Item 9B.  Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except for the information provided in “Part I – Item 4.1 Executive Officers of the Registrant” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2018 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Proposal I: Election of Directors,” “Committees of the Board of Directors – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

We have adopted a written code of ethics, "Our Values and Standards of Business Conduct," which is applicable to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Controller and other executive officers. We have also adopted a written code of ethics, “Code of Ethics for Senior Financial Officers,” which applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and any other person performing similar functions.  In accordance with the SEC's rules and regulations a copy of each code of ethics is posted on our website www.dormanproducts.com. Dorman will provide to any person without charge, upon request, a copy of such codes of ethics. Requests for copies of such codes of ethics should be directed to:  Thomas Knoblauch, Dorman Products, Inc., 3400 East Walnut Street, Colmar, PA 18915. We intend to disclose any changes in or waivers from our codes of ethics on our website at www.dormanproducts.com.

Item 11. Executive Compensation.

The required information is incorporated by reference from our definitive proxy statement for our 2018 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Director Compensation,” “Executive Compensation: Compensation Discussion and Analysis,” “Executive Compensation: Compensation Tables,” “Risk Assessment in Compensation Policies for Employees,” and “Compensation Committee Interlocks and Insider Participation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2018 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management”.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 30, 2017:

			(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1))
Equity compensation plans approved by security holders	122,547	$57.74	2,399,106
Equity compensation plans not approved by security holders	—	—	—
Total	122,547	$57.74	2,399,106

(1)

This number includes 1,399,106 shares available for issuance under the 2008 Stock Option and Stock Incentive Plan and 1,000,000 shares reserved for issuance under the Dorman Products, Inc. Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The required information is incorporated by reference from our definitive proxy statement for our 2018 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance – The Board of Directors and Director Independence”.

Item 14. Principal Accounting Fees and Services.

The required information is incorporated by reference from our definitive proxy statement for our 2018 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures”.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)

Consolidated Financial Statements. Our Consolidated Financial Statements and related documents are provided in Part II - Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015.

Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016.

Consolidated Statements of Shareholders' Equity for the fiscal years ended December 30, 2017, December 31, 2016 and December 26, 2015.

Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2017, December 31, 2016, and December 26, 2015.

Notes to Consolidated Financial Statements.

(a)(2)	Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts.

(a)(3)	Exhibits required by Item 601 of Regulation S-K and Item 15(b) of Form 10-K to be filed as part of this Annual Report on Form 10-K are listed below:

Number	Title

3.1	Amended and Restated Articles of Incorporation, as amended, of the Company. Incorporated by reference to the Exhibit 3.1 of with the Company’s Current Report on Form 8-K, filed on May 19, 2017.

3.2	Amended and Restated Bylaws of the Company. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed on May 19, 2017.

4.1	Specimen Common Stock Certificate of the Company. Incorporated by reference to the Exhibit filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

4.2

Amended and Restated Shareholders' Agreement dated as of July 1, 2006. Incorporated by reference to the Exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

10.1

Lease Agreement, dated December 29, 2012, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.  Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed on  November 16, 2012.

10.1.1

Lease renewal option, dated November 14, 2016, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.  Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed on  November 14, 2016.

10.2

Industrial Building Lease, dated January 31, 2006, by and between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee.  Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed on February 2, 2006.

10.2.1

Second Amendment to Industrial Building Lease, dated January 25, 2008, by and between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee.  Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed on January 29, 2008.

Number	Title

10.3

Credit Agreement dated as of December 7, 2017, by and between the Company and Wells Fargo Bank, National Association.  Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed on December 8, 2017.

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

10.4.6†

Amendment No. 2 to the Dorman Products, Inc. 2008 Stock Option Plan and Stock Incentive Plan, approved by the Company’s shareholders at the 2014 Annual Shareholders Meeting held on May 16, 2014. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed on May 20, 2014.

10.5†	Dorman Products, Inc. Nonqualified Deferred Compensation Plan. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed on February 11, 2011.

10.6†

Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed on April 1, 2008.

10.7†

Dorman Products, Inc. Executive Cash Bonus Plan, approved by the Company’s shareholders at the 2010 Annual Shareholders Meeting held on May 20, 2010.  Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed on May 24, 2010.

10.7.1†

Amendment No. 1 to the Dorman Products, Inc. Executive Cash Bonus Plan, approved by the Company’s shareholders at the 2014 Annual Shareholders Meeting held on May 16, 2014.  Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed on May 20, 2014.

10.8†

Separation Agreement, dated February 25, 2011, between the Company and Jeffrey Darby.  Incorporated by reference to the Exhibit filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

10.9†

Employment Agreement, dated December 28, 2015, between the Company and Mathias J. Barton. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed on December 28, 2015.

10.10†

Amended and Restated Employment Agreement, dated December 28, 2015, between the Company and Steven Berman.  Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed on December 28, 2015.

Number	Title

10.11†

Transition, Separation & General Release Agreement, dated February 4, 2016, between the Company and Matthew Kohnke.  Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed on February 4, 2016.

10.12†	Offer Letter, dated May 2, 2016, between the Company and Kevin Olsen. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed on May 25, 2016.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101

The financial statements from the Dorman Products, Inc. Annual Report on Form 10-K for the year ended December 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 30, 2017, December 31, 2016 and December 26, 2015; (ii) the Consolidated Balance Sheets as of December 30, 2017 and December 31, 2016; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 30, 2017, December 31, 2016 and December 26, 2015; (iv) the Consolidated Statements of Cash Flows for the years ended December 30, 2017, December 31, 2016 and December 26, 2015; and (v) the Notes to Consolidated Financial Statements.

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

Item 16. 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

By: /s/ Mathias J. Barton
Date: February 27, 2018	Mathias J. Barton President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mathias J. Barton	President, Chief Executive Officer and Director	February 27, 2018
Mathias J. Barton	(principal executive officer)

/s/ Kevin M. Olsen	Chief Financial Officer	February 27, 2018
Kevin M. Olsen	(principal financial and accounting officer)

/s/ Steven L. Berman		February 27, 2018
Steven L. Berman	Executive Chairman

/s/ John J. Gavin		February 27, 2018
John J. Gavin	Director

/s/ Paul R. Lederer		February 27, 2018
Paul R. Lederer	Director

/s/ Richard T. Riley		February 27, 2018
Richard T. Riley	Director

/s/ Kelly Romano		February 27, 2018
Kelly Romano	Director

/s/ G. Michael Stakias		February 27, 2018
G. Michael Stakias	Director

SCHEDULE II: Valuation and Qualifying Accounts

	For the Year Ended
(in thousands)	December 30, 2017	December 31, 2016	December 26, 2015
Allowance for doubtful accounts:
Balance, beginning of period	$1,345	$4,503	$1,508
Provision	299	1,212	3,260
Charge-offs	12	(4,370)	(265)
Balance, end of period	$1,656	$1,345	$4,503
Allowance for customer credits:
Balance, beginning of period	$98,650	$82,483	$77,671
Provision	187,422	175,260	206,560
Credits issued	(193,753)	(159,093)	(201,748)
Acquisitions and other	3,218	-	-
Balance, end of period	$95,537	$98,650	$82,483