Form 10-Q
period 2018-03-31
Dorman Products, Inc.
filed 2018-05-03
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 30, 2018, the registrant had 33,331,377 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Thirteen Weeks Ended
(in thousands, except per share data)	March 31, 2018	April 1, 2017
Net sales	$227,262	$221,625
Cost of goods sold	138,627	132,882
Gross profit	88,635	88,743
Selling, general and administrative expenses	48,641	43,701
Income from operations	39,994	45,042
Other income, net	152	64
Income before income taxes	40,146	45,106
Provision for income taxes	9,499	15,919
Net income	$30,647	$29,187
Earnings Per Share:
Basic	$0.93	$0.85
Diluted	$0.93	$0.85
Weighted Average Shares Outstanding:
Basic	32,917	34,385
Diluted	33,003	34,479

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	March 31, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$75,344	$71,691
Accounts receivable, less allowance for doubtful accounts and customer credits of $95,427 and $97,193	250,556	241,880
Inventories	205,905	212,149
Prepaids and other current assets	8,564	7,129
Total current assets	540,369	532,849
Property, plant and equipment, net	92,828	92,692
Goodwill	65,914	65,999
Intangible assets, net	21,753	22,158
Deferred tax asset, net	6,771	7,884
Other assets	45,413	44,342
Total	$773,048	$765,924
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$63,105	$80,218
Accrued compensation	5,933	12,162
Other accrued liabilities	26,794	18,401
Total current liabilities	95,832	110,781
Other long-term liabilities	13,653	13,732
Deferred tax liabilities, net	6,425	6,604
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and Outstanding 33,503,499 and 33,571,524 in 2018 and 2017, respectively	335	336
Additional paid-in capital	45,466	44,812
Retained earnings	611,337	589,659
Total shareholders’ equity	657,138	634,807
Total	$773,048	$765,924

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirteen Weeks Ended
(in thousands)	March 31, 2018	April 1, 2017
Cash Flows from Operating Activities:
Net income	$30,647	$29,187
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	6,378	5,005
Provision for doubtful accounts	-	75
Provision (benefit) for deferred income taxes	1,110	(1,186)
Provision for non-cash stock compensation	851	653
Changes in assets and liabilities:
Accounts receivable	(8,880)	(2,473)
Inventories	6,309	(818)
Prepaids and other current assets	(1,550)	144
Other assets	(1,075)	(191)
Accounts payable	(16,519)	(668)
Accrued compensation and other liabilities	2,480	8,417
Cash provided by operating activities	19,751	38,145
Cash Flows from Investing Activities:
Property, plant and equipment additions	(6,276)	(5,618)
Purchase of investments	-	(13,127)
Cash used in investing activities	(6,276)	(18,745)
Cash Flows from Financing Activities:
Other stock related activity	(563)	(856)
Purchase and cancellation of common stock	(9,208)	(11,321)
Cash used in financing activities	(9,771)	(12,177)
Effect of exchange rate changes on Cash and Cash Equivalents	(51)	-
Net Increase in Cash and Cash Equivalents	3,653	7,223
Cash and Cash Equivalents, Beginning of Period	71,691	149,121
Cash and Cash Equivalents, End of Period	$75,344	$156,344
Supplemental Cash Flow Information
Cash paid for interest expense	$66	$61
Cash paid for income taxes	$295	$1,046

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2018 AND APRIL 1, 2017

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2018. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

2.     Business Acquisitions and Investments

On October 26, 2017, we acquired 100% of the outstanding stock of MAS Automotive Distribution Inc. (“MAS Industries” or “MAS”), a privately-held manufacturer of premium chassis and control arms based in Montreal, Canada.  The purchase price was $67.3 million net of $3.3 million of cash acquired and including contingent consideration at fair value and other purchase price adjustments.

We believe MAS is complementary to our business and growth strategy.  We see opportunities to leverage MAS’ existing presence in the automotive aftermarket, as well as our product development capabilities and financial resources to accelerate the growth of MAS’ premium chassis and control arm products.

We have included the results of MAS in our Consolidated Financial Statements since the acquisition date of October 26, 2017.  The Consolidated Statement of Operations for the thirteen weeks ended March 31, 2018 includes $10.2 million of net sales and an immaterial amount of net income related to MAS.  The Consolidated Balance Sheets as of March 31, 2018 and December 30, 2017 reflects the acquisition of MAS Industries, effective October 26, 2017.

The following table summarizes the preliminary fair value of the total consideration at October 26, 2017:

(in thousands)	Total Acquisition Date Fair Value
Cash consideration (net of $3.3 million cash received)	$56,859
Contingent cash consideration	7,982
Seller liability assumed	896
Working capital adjustment	1,539
Total consideration assigned to net assets acquired	$67,276

Included in the table above is $8.0 million of estimated contingent payments which represents the fair value of the estimated payments which will become due if certain sales thresholds are achieved through December 2020.   The fair value of the contingent cash consideration was estimated by using an option pricing model framework, which represents our own assumptions and data, and is based on our best available information.  As of March 31, 2018, we had $8.1 million recorded which includes $0.1 million of accretion which was included in Selling, general and administrative expenses for the thirteen weeks ended March 31, 2018, related to this payment.  The maximum contingent payment would be $11.7 million.  Also excluded from the table above are working capital and other purchase price adjustments which will be finalized in fiscal 2018 based on the MAS standalone audited 2017 financial statements.

The transaction was accounted for as a business combination under the acquisition method of accounting.  Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.  The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of October 26, 2017 (in thousands):

	October 26, 2017 (As initially reported)	Measurement period adjustments (Recorded in thirteen weeks ending March 31, 2018)	October 26, 2017 (As adjusted)
Current assets (net of $3.3 million cash received)	$21,756	$85	$21,841
Property, plant and equipment	1,615	-	1,615
Intangible assets	20,440	-	20,440
Goodwill	35,624	(85)	35,539
Total assets acquired	79,435	-	79,435
Current liabilities	5,691	-	5,691
Long-term liabilities	6,468	-	6,468
Total liabilities assumed	12,159	-	12,159
Net assets acquired	$67,276	$-	$67,276

The estimated fair value of the MAS assets acquired and liabilities assumed are provisional as of March 31, 2018 and are based on information that is currently available.  Additional information about conditions that existed as of the date of acquisition are being gathered to finalize these provisional measurements, particularly with respect to net working capital, contingent liabilities, deferred income taxes and income taxes payable.  Accordingly, the measurement of the MAS assets acquired and liabilities assumed may change significantly upon completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

(in thousands)	Valuation	Amortization Period (in years)
Customer relationships	$14,840	8-12
Tradenames	5,600	15
Total	$20,440

The fair values of the Customer relationships and Tradenames were estimated using a discounted present value income approach.  Under this method, an intangible asset’s fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life.  To calculate fair value, we used cash flows discounted at rates ranging from 15% to 17%, which were considered appropriate given the inherent risk associated with each type of asset.  We believe that the level and timing of cash flows appropriately reflect market participant assumptions.

The goodwill recognized is attributable primarily to strategic and synergistic opportunities related to existing automotive aftermarket businesses, the assembled workforce of MAS and other factors.  The goodwill is expected to be deductible for tax purposes.

Pro Forma Financial Information (Unaudited)

The unaudited pro forma information for the periods set forth below give effect to the MAS acquisition as if it occurred as of December 27, 2015, the start of our 2016 fiscal year.  The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of the operations that actually would have been achieved had the acquisition been consummated as of that time:

(in thousands)	April 1, 2017
Net sales	$229,773
Net income	$29,208
Diluted earnings per share	$0.85

The unaudited pro forma net income for the thirteen week period ending April 1, 2017 was adjusted to include amortization of intangible assets, accretion for contingent consideration liabilities and to exclude financing costs of MAS which we do not believe would have occurred.

3.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $151.0 million and $146.0 million of accounts receivable during the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively. If receivables had not been sold, $385.3 million and $380.8 million of additional accounts receivable would have been outstanding at March 31, 2018 and December 30, 2017, respectively, based on standard payment terms. Selling, general and administrative expenses for the thirteen weeks ended March 31, 2018 and April 1, 2017 included $3.5 million and $2.5 million, respectively, in financing costs associated with these accounts receivable sales programs.

4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	March 31, 2018	December 30, 2017
Bulk product	$80,263	$82,010
Finished product	122,058	126,827
Packaging materials	3,584	3,312
Total	$205,905	$212,149

5.	Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)	March 31, 2018	December 30, 2017
Balance at beginning of period	$65,999	$28,146
Goodwill acquired	-	37,853
Measurement period adjustments	(85)	-
Balance at end of period	$65,914	$65,999

Intangible Assets

Intangible assets, subject to amortization, included the following:

		March 31, 2018			December 30, 2017
(in thousands)	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Tradenames	14.6	$5,600	$121	$5,479	$5,600	$62	$5,538
Customer relationships	9.8	17,049	1,111	15,938	17,049	772	16,277
Technology	13.8	367	31	336	367	24	343
Total		$23,016	$1,263	$21,753	$23,016	$858	$22,158

Amortization expense was $0.5 million and less than $0.1 million for the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively.

6.	Revenue Recognition

The FASB issued an accounting standard update in May 2014 regarding the accounting for and disclosure of revenue.  Specifically, the update outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which will be common to both U.S. GAAP and International Financial Reporting Standards.

As part of our impact assessment of the implementation of the new revenue recognition guidance, we reviewed our historical accounting policies and practices to identify potential differences with the requirements of the new revenue recognition standard, as it related to our contracts and sales arrangements, as well as technical considerations for our future transaction accounting, financial reporting, and disclosure requirements.

We adopted the guidance in the first quarter of 2018, as required, electing to use a modified retrospective adoption approach.  Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  In addition, we elected to apply certain of the permitted practical expedients within the revenue recognition guidance and make certain accounting policy elections including those related to significant financing components, sales taxes and shipping and handling activities.  Adoption of the revenue recognition standard did not have a material impact on our reported earnings, cash flows, or balance sheet, however, adoption did increase the amount and level of disclosures concerning our net sales.  The impact of adoption of the new revenue recognition guidance and the impact of the new revenue recognition guidance as compared to the historical revenue recognition guidance was immaterial for the three months ended March 31, 2018.

Business Description

We are a supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket.  We group our products into four major classes: power-train, automotive body, chassis, and hardware.  Our products are sold primarily in the United States through automotive aftermarket retailers, national and regional local warehouse distributors and specialty markets, and salvage yards.  We also distribute automotive replacement parts internationally, with sales primarily into Canada, Mexico, Europe, the Middle East, and Australia.

We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed.  We offer a limited lifetime warranty on most of our products.  Our warranty limits the customer’s remedy to the repair or replacement of the part that is defective.

Our primary source of revenue is from contracts with and purchase orders from customers.  Revenue is recognized from product sales when goods are shipped, title and risk of loss and control have been transferred to the customer, and collection is reasonably assured.  We estimate the transaction price at the inception of a contract or upon fulfilling a purchase order, including any variable consideration, and will update the estimate for changes in circumstances. We utilize the most likely amount method consistently to estimate the effect of uncertainty on the amount of variable consideration to which we would be entitled.  The most likely amount method considers the single most likely amount from a range of possible consideration amounts.  This method is utilized for all of our variable consideration.

We record estimates for cash discounts, product returns, promotional rebates, core return deposits and other discounts in the period the related product revenue is recognized (“Customer Credits”).  The provision for Customer Credits is recorded as reduction from gross sales and reserves for Customer Credits are shown as a reduction of accounts receivable.  Accrued customer rebates which we expect to settle in cash are classified as other accrued liabilities.  Actual Customer Credits have not differed materially from estimated amounts for each period presented.  Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold. We have concluded that our estimates of variable consideration are not constrained according to the definition of the new standard.

All of our revenue was recognized under the point of time approach in accordance with the revenue standard during the thirteen weeks ended March 31, 2018 and April 1, 2017 respectively.  Also, we do not have significant financing arrangements with our customers, as our credit terms are all less than one year.  Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

Five-step model

We apply the FASB’s guidance on revenue recognition, which requires us to recognize the amount of revenue and consideration which we expect to receive in exchange for goods or services transferred to our customers.  To do this, we apply the five-step model prescribed by the FASB, which requires us to: (i) identify the contract with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when, or as, we satisfy a performance obligation.  A summary of our application of the five-step model is as follows:

(i)

In most instances, our contract with a customer is the customer’s purchase order.  Upon acceptance of the purchase order, a contract exists with a customer as a sales agreement indicates approval and commitment of the parties, identifies the rights of both parties, identifies the payment terms, has commercial substance, and it is probable that we will collect the consideration to which we will be entitled in exchange for the goods transferred to the customer.

For certain customers, we may also enter into a sales agreement which outlines pricing considerations as well as the framework of terms and conditions which apply to future purchase orders for that customer.  In these situations, our contract with the customer is both the sales agreement as well as the specific customer purchase order.  As our contract with a customer is typically for a single transaction or customer purchase order, the duration of the contract is typically one year or less.  As a result, we have elected to apply certain practical expedients and omit certain disclosures of remaining performance obligations for contracts which have an initial term of one year or less as permitted by the FASB.

(ii)	We identify a performance obligation in a contract for each distinct good or service promised that are separately identifiable from other promises in the contract.

(iii)

We identify the transaction price as the amount of consideration including variable consideration that we expect to be entitled in exchange for transferring control of goods and/or services to our customers.

(iv)	We allocate the transaction price to each performance obligation on the basis of the amount of consideration to which we expect to be entitled in exchange for satisfying each performance obligation.

(v)	We recognize revenue when the risk, and title, and control transfers, collectability is reasonably assured, and the pricing is fixed or determinable.

Practical Expedients and Accounting Policy Elections

In accordance with the guidance on revenue recognition and as permitted by the FASB, we have elected to use certain practical expedients and policy elections.

- We have elected to not adjust the promised amount of consideration for the effects of a significant financing component as we expect, at contract inception, that the period between when we transfer a promised good or service to the customer and when the customer pays for that good or service will be one year or less.

- We have elected to expense costs to obtain a contract as incurred when the expected period of benefit, and therefore the amortization period, is one year or less.

- We have elected to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity for a customer, including sales, use, value-added, excise and various other taxes.

- We have elected to account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfilment activity rather than a separate performance obligation.

Contract Assets and Liabilities

We recognize a receivable or contract asset when we perform a service or transfer a good in advance of receiving consideration.

- A receivable is recorded when our right to consideration is unconditional and only the passage of time is required before payment of that consideration is due.

- A contract asset is recorded when our right to consideration in exchange for good or services that we have transferred to a customer is conditional on something other than the passage of time.  We did not have any contract assets recorded as of March 31, 2018 or December 30, 2017.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation.  A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer.  We did not have any contract liabilities recorded as of March 31, 2018 or December 30, 2017.

Disaggregated Revenue

The following tables present our disaggregated net sales by Type of Major Good / Product Line, and Geography.

	Thirteen Weeks Ended
(in thousands)	March 31, 2018	April 1, 2017
Powertrain	$95,152	$94,863
Chassis	66,999	55,484
Automotive Body	55,244	61,475
Hardware	9,867	9,803
Net Sales	$227,262	$221,625

	Thirteen Weeks Ended
(in thousands)	March 31, 2018	April 1, 2017
Net Sales to U.S. Customers	$210,426	$208,582
Net Sales to Non-U.S. Customers	16,836	13,043
Net Sales	$227,262	$221,625

7.	Stock-Based Compensation

Our 2008 Stock Option and Stock Incentive Plan (the “Plan”) was approved by our shareholders on May 20, 2009. Under the terms of the Plan, our Board of Directors may grant up to 2,000,000 shares of common stock in the form of shares of restricted stock, incentive stock options and non-qualified stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved and stock options are exercisable upon the terms set forth in the grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock vests in accordance with the terms set forth in each restricted stock agreement. At March 31, 2018, 1,271,151 shares were available for grant under the Plan.

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of financial goals. We retain the restricted stock, and any dividends paid thereon, until the vesting conditions have been met. For awards with a service condition only, compensation cost related to the stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to the stock is calculated based upon the probable outcome of the performance conditions and is recognized over the performance period. Compensation cost related to restricted stock was $ 0.7 million and $ 0.6 million for the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively.

The following table summarizes our restricted stock activity for the thirteen weeks ended March 31, 2018:

	Shares	Weighted Average Price
Balance at December 30, 2017	153,727	$59.96
Granted	71,262	$72.45
Vested	(26,372)	$58.57
Cancelled	(4,821)	$77.04
Balance at March 31, 2018	193,796	$64.32

As of March 31, 2018, there was $ 6.4 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. The excess tax benefit generated from restricted shares which vested in the thirteen weeks ended March 31, 2018 was $0.1 million and was credited to income tax expense. The excess tax benefit generated from restricted shares which vested in the thirteen weeks ended April 1, 2017 was $0.2 million and was credited to income tax expense.

We grant stock options to certain employees and members of our Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income was $0.1 million for the thirteen weeks ended March 31, 2018 and April 1, 2017, respectively. The compensation costs were classified as Selling, general and administrative expense in the Consolidated Statements of Income.  No cost was capitalized during the thirteen weeks ended March 31, 2018 and April 1, 2017.

We use the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. During the thirteen weeks ended March 31, 2018 and April 1, 2017 we granted 61,514 and 55,508 stock options, respectively.

The following table summarizes our stock option activity for the thirteen weeks ended March 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 30, 2017	122,547	$57.74
Granted	61,514	$72.52
Balance at March 31, 2018	184,061	$62.68	3.8	$1,737,033
Options exercisable at March 31, 2018	46,850	$47.08	2.9	$1,060,169

   There were no options exercised during the thirteen weeks ended March 31, 2018. There were 32,000 options exercised in the thirteen weeks ended April 1, 2017. As of March 31, 2018, there was $1.6 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.4 years.

There was no cash generated from stock option exercises in the thirteen weeks ended March 31, 2018. The cash received from stock option exercises was $0.1 million in the thirteen weeks ended April 1, 2017.

There was no excess tax benefit generated from stock options exercised in the thirteen weeks ended March 31, 2018.  There was $0.6 million of excess tax benefit generated from stock option exercises in the thirteen weeks ended April 1, 2017 and was credited to income tax expense.

8.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of 197,000 shares and 106,000 shares were excluded from the calculation of diluted earnings per share as of March 31, 2018 and April 1, 2017, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended
(in thousands, except per share data)	March 31, 2018	April 1, 2017
Numerator
Net income	$30,647	$29,187
Denominator:
Weighted average basic shares outstanding	32,917	34,385
Effect of stock-based compensation awards	86	94
Weighted average diluted shares outstanding	33,003	34,479
Earnings Per Share:
Basic	$0.93	$0.85
Diluted	$0.93	$0.85

9.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the thirteen weeks ended March 31, 2018, we repurchased and cancelled 2,880 shares of common stock for $0.2 million at an average price of $71.70 per share. During the fifty-two weeks ended December 30, 2017, we repurchased and cancelled 19,110 shares of common stock for $1.4 million at an average price of $73.34 per share.

Our Board of Directors authorized a share repurchase program of up to $250 million through December 31, 2018. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the thirteen weeks ended March 31, 2018, we repurchased and cancelled 128,870 shares of common stock for $9.0 million at an average price of $69.84 per share under this program. For the fifty-two weeks ended December 30, 2017, we repurchased and cancelled 1,006,365 shares of common stock for $74.7 million at an average price of $74.26 per share under this program.

10.	Related-Party Transactions

We have a non-cancelable operating lease for our primary operating facility with a partnership in which Steven L. Berman, our Executive Chairman, and his family members, are partners. Based upon the terms of the lease, payments will be $1.6 million in fiscal 2018 and were $1.6 million in fiscal 2017.  This lease will expire on December 31, 2022.  In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed during November 2016.

Additionally, we have a non-cancelable operating lease for our Canadian operating facility from a corporation of which an employee and his family members are owners.  Based upon the terms of the lease, payments will be $0.5 million in fiscal 2018 and were $0.1 million in fiscal 2017.  This lease will expire on October 31, 2018.

We are a partner in a joint venture with one of our suppliers and own minority interests in three other suppliers. Each of these investments is accounted for according to the equity method.

11.	Income Taxes

At March 31, 2018, we had $2.4 million of net unrecognized tax benefits, $2.0 million of which would affect our effective tax rate if recognized.  We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of March 31, 2018 we had approximately $0.7 million of accrued interest related to uncertain tax positions.

We file income tax returns in the United States, Canada, India, and Mexico.  All years before 2014 are closed for federal tax purposes.  We are currently under examination by one state tax authority for years 2011-2012.  Tax years before 2011 are closed for the remaining states in which we file.  We filed tax returns in Sweden through 2012 and all years prior to 2010 are closed.  It is reasonably possible that audit settlements, the conclusion of current examinations or the expirations of the statute of limitations could impact the Company’s unrecognized tax benefits.

As permitted by SAB No. 118, the net tax expense recorded in our financial statements for the fourth fiscal quarter of 2017 due to the enactment of the Tax Cuts and Jobs Act (the “TCJA”) is considered “provisional” based on reasonable estimates.  The net tax expense recorded was $4.4 million.  We are continuing to collect and analyze detailed information that could impact this amount, and may record adjustments to refine those estimates during the measurement period defined in SAB No. 118, as additional analysis is completed.  No adjustments to the provisional expense related to the enactment of the TCJA were recorded in the first fiscal quarter of 2018.

12.Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments.

13.	New and Recently Adopted Accounting Pronouncements

On December 31, 2017, the beginning of our 2018 fiscal year, we adopted ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  Topic 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cashflows arising from customer contracts, including significant judgements and changes in judgements and assets recognized from costs incurred to fulfill a contract.  We adopted the standard on December 31, 2017 using the modified retrospective transaction method and the adoption did not have a material effect on our financial position, results of operations and internal controls over financial reporting.  See Note 6 for additional information on revenue recognition.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments , which clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Adoption of this ASU did not have a material impact on our consolidated financial statements.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995. While forward-looking statements sometimes are presented with numerical specificity, they are based on various assumptions made by management regarding future circumstances over many of which the Company has little or no control. Forward-looking statements may be identified by words including “anticipate,” “believe,” “estimate,” “expect,” and similar expressions. The Company cautions readers that forward-looking statements, including, without limitation, those relating to future business prospects, revenues, working capital, liquidity, and income, are subject to certain risks and uncertainties that would cause actual results to differ materially from those indicated in the forward-looking statements. Factors that could cause actual results to differ from forward-looking statements include but are not limited to competition in the automotive aftermarket industry, unfavorable economic conditions, concentration of the Company’s sales and accounts receivable among a small number of customers, the impact of consolidation in the automotive aftermarket industry, foreign currency fluctuations, loss of key suppliers, space limitations on our customer shelves, delay in the development and design of new products, improvements in new vehicle quality, claims of intellectual property infringement, quality problems, loss of third-party transportation providers, unfavorable results of legal proceedings, concentration of ownership, disruption from events beyond the Company’s control, risks associated with conflict minerals, risks associated with cyber-attacks, the imposition of new taxes or duties, the termination or modification of accounts receivable sales agreements, common stock market price volatility, loss of highly qualified Contributors, inability to acquire other businesses or integrate acquisitions successfully, and other risks and factors identified from time to time in the reports the Company files with the SEC.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in “Part I, Item 1A Risk Factors.” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017. You should not place an undue reliance on forward-looking statements. Such statements speak only as to the date on which they are made, and we undertake no obligation to update publicly or revise any forward-looking statement, regardless of future developments or the availability of new information.

Introduction

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto of Dorman Products, Inc. and its subsidiaries included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

We operate on a fifty-two, fifty-three week period ended on the last Saturday of the calendar year. Our 2018 fiscal year will be a fifty-two week period that will end on December 29, 2018.  The fiscal year ended December 30, 2017 was a fifty two week period.

New Product Development

New product development is a critical success factor for us and is our primary vehicle for growth.  We have made incremental investments to increase our new product development efforts each year since 2003 in an effort to grow our business and strengthen our relationships with our customers.  The investments are primarily in the form of increased product development resources, increased customer and end-user awareness programs and customer service improvements.  These investments have enabled us to provide an expanding array of new product offerings and grow revenues at levels that exceed market growth rates. As a result of these investments, we introduced 1,600 new products to our customers and end users in the thirteen weeks ended March 31, 2018, including 330 “New to the Aftermarket” SKU’s.  We introduced 4,079 new products to our customers and end users in fiscal 2017, including 1,192 “New to the Aftermarket” SKU’s.

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

In 2012, we introduced Dorman Heavy Duty Solutions, a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years.  Our focus here is on formerly “dealer only” parts similar to the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering.  We currently have approximately 1,143 SKU’s in this product line. We will continue to invest aggressively in the medium and heavy duty product line.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Income:

	Thirteen Weeks Ended*
	March 31, 2018		April 1, 2017
Net sales	$227.3	100.0%	$221.6	100.0%
Cost of goods sold	$138.6	61.0%	$132.9	60.0%
Gross profit	$88.6	39.0%	$88.7	40.0%
Selling, general and administrative expenses	$48.6	21.4%	$43.7	19.7%
Income from operations	$40.0	17.6%	$45.0	20.3%
Interest income, net	$0.2	0.1%	$0.2	0.0%
Income before income taxes	$40.1	17.7%	$45.1	20.4%
Provision for income taxes	$9.5	4.2%	$15.9	7.2%
Net income	$30.6	13.5%	$29.2	13.2%

* Information in table does not add due to rounding

Thirteen Weeks Ended March 31, 2018 Compared to Thirteen Weeks Ended April 1, 2017

Net sales increased 3% to $227.3 million for the thirteen weeks ended March 31, 2018 from $221.6 million for the thirteen weeks ended April 1, 2017. The increase in net sales is primarily due to approximately $10 million of net sales attributed to MAS which was partially offset by the effects of destocking at our customers and the negative effects of a brand protection pricing policy change made in late fiscal 2017.

Gross profit margin was 39.0% of net sales for the thirteen weeks ended March 31, 2018 compared to 40.0% of net sales for the thirteen weeks ended April 1, 2017.  The decrease in gross profit margin was primarily attributable to lower overall selling prices and a $0.9 million inventory fair value adjustment resulting from the MAS acquisition which were not fully offset by material price decreases.

Selling, general and administrative expenses were $48.6 million for the thirteen weeks ended March 31, 2018 compared to $43.7 million for the thirteen weeks ended April 1, 2017. The increase in expense during the thirteen weeks ended March 31, 2018 was primarily due to the inclusion of the expenses of MAS, increased investment in product development, and an increase in wage and benefit costs. In addition, accounts receivable sales costs increased $0.9 million due to increased interest rates associated with the program.

Our effective tax rate was 23.7% for the thirteen weeks ended March 31, 2018 compared to 35.3% for the thirteen weeks ended April 1, 2017. The effective tax rate decreased primarily due to the Tax Cuts and Jobs Act enacted in the United States in December 2017, which lowered the U.S Corporate federal income tax rate to 21% beginning in 2018.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by our customers. Cash and cash equivalents at March 31, 2018 increased to $75.3 million from $71.7 million at December 30, 2017. Working capital was $444.5 million at March 31, 2018 compared to $422.1 million at December 30, 2017. Shareholders’ equity was $657.1 million at March 31, 2018 and $634.8 million at December 30, 2017. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, or other factors.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During the thirteen weeks ended March 31, 2018 and April 1, 2017, we sold approximately $151.0 million and $146.0 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. We expect continued pressure to extend our payment terms for the foreseeable future. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

In December 2017, we entered into a credit agreement which will expire in December 2022.  This agreement provides for an initial revolving credit facility of $100.0 million and gives us the ability to request increases of up to an incremental $100.0 million.  Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 65 basis points to LIBOR plus 125 basis points based upon the ratio of consolidated funded debt to consolidated EBITDA, as defined by the credit agreement.  The interest rate at March 31, 2018 was LIBOR plus 65 basis points (2.53%).  The credit agreement also contains other covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement.  The credit agreement also requires us to pay an unused fee of 0.10% on the average daily unused portion of the facility.  As of March 31, 2018, there were no borrowings under the facility and we had two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions.  Net of these letters of credit, we had approximately $99.2 million available under the facility at March 31, 2018.

Cash Flows

The following summarizes the activities included in the Consolidated Statements of Cash Flows:

	Thirteen Weeks Ended
(in thousands)	March 31, 2018	April 1, 2017
Cash provided by operating activities	$19,751	$38,145
Cash used in investing activities	(6,276)	(18,745)
Cash used in financing activities	(9,771)	(12,177)
Net increase in cash and cash equivalents	$3,704	$7,223

During the thirteen weeks ended March 31, 2018, cash provided by operating activities was $19.8 million primarily as a result of $30.6 million in net income, non-cash adjustments to net income of $8.3 million and a net increase in operating assets and liabilities of $19.2 million. Compared to the Consolidated Balance Sheet at December 30, 2017, accounts receivable increased $8.9 million due to the timing of cash receipts.  Inventory decreased $6.3 million due to decreased inventory purchases. Accounts payable decreased $16.5 million due to lower inventory purchases and the timing of payments to our vendors.  The change in prepaids, other assets, and accrued compensation was not material.

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

Investing activities used $6.3 million of cash in the thirteen weeks ended March 31, 2018 and $18.7 million in the thirteen weeks ended April 1, 2017.

•

Capital spending in the thirteen weeks ended March 31, 2018 was primarily related to $1.8 million in tooling associated with new products and $2.0 million in enhancements and upgrades to our information systems.

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

Financing activities used $9.8 million of cash in the thirteen weeks ended March 31, 2018 and $12.2 million in the thirteen weeks ended April 1, 2017.

•

In the thirteen weeks ended March 31, 2018, we paid $9.0 million to repurchase 128,870 common shares. In the thirteen weeks ended April 1, 2017, we paid $11.0 million to repurchase 138,900 common shares.

•	The remaining sources and uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of common stock from our 401(k) Plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the thirteen weeks ended March 31, 2018, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.

Foreign Currency Fluctuations

In fiscal 2017, approximately 77% of our products were purchased from vendors in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. Dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. Dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the U.S. Dollar changes in value relative to foreign currencies in the future, the price of the product for new purchase orders may change in equivalent U.S. Dollars.

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

New and Recently Adopted Accounting Pronouncements

Please refer to Note 13, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our available credit and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in the lender’s base rate, LIBOR or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. A one percentage point increase in LIBOR or the discount rates under the accounts receivable sales programs would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $3.9 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended March 31, 2018.

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

Item 1A. Risk Factors

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2017, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended March 31, 2018, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 31, 2017 through January 27, 2018	4,703	$73.02	-	$76,702,482
January 28, 2018 through February 24, 2018	2,716	$71.94	-	$76,702,482
February 25, 2018 through March 31, 2018	132,708	$69.91	128,870	$67,702,620
Total	140,127	$70.05	128,870	$67,702,620

(1)

Includes 2,880 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 7 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Also includes 8,377 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period.  The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan.

(2)

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors expanded the program up to $250 million and extended the program through December 31, 2018. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 128,870 shares under this program during the thirteen weeks ended March 31, 2018.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

The Exhibits included in this report are listed in the Exhibit Index on page 21, which is incorporated herein by reference.

EXHIBIT INDEX

10.1	Dorman Products, Inc. 2018 Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on March 22, 2018.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with this report).

32	Certification of Chief Executive and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report).

101

The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

May 3, 2018

/s/ Mathias J. Barton
Mathias J. Barton
President and Chief Executive Officer
(principal executive officer)

May 3, 2018

/s/ Kevin M. Olsen
Kevin M. Olsen
Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)