Form 10-Q
period 2018-06-30
Dorman Products, Inc.
filed 2018-08-01
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 30, 2018, the registrant had 33,185,857 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Thirteen Weeks Ended
(in thousands, except per share data)	June 30, 2018	July 1, 2017
Net sales	$238,147	$229,262
Cost of goods sold	145,446	138,410
Gross profit	92,701	90,852
Selling, general and administrative expenses	49,921	45,853
Income from operations	42,780	44,999
Other income, net	73	241
Income before income taxes	42,853	45,240
Provision for income taxes	8,514	16,803
Net income	$34,339	$28,437
Earnings Per Share:
Basic	$1.04	$0.83
Diluted	$1.03	$0.83
Weighted Average Shares Outstanding:
Basic	33,146	34,128
Diluted	33,226	34,225

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Twenty-Six Weeks Ended
(in thousands, except per share data)	June 30, 2018	July 1, 2017
Net sales	$465,409	$450,887
Cost of goods sold	284,072	271,292
Gross profit	181,337	179,595
Selling, general and administrative expenses	98,563	89,554
Income from operations	82,774	90,041
Other income, net	224	305
Income before income taxes	82,998	90,346
Provision for income taxes	18,013	32,722
Net income	$64,985	$57,624
Earnings Per Share:
Basic	$1.95	$1.68
Diluted	$1.95	$1.68
Weighted Average Shares Outstanding:
Basic	33,273	34,256
Diluted	33,355	34,350

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	June 30, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$74,810	$71,691
Accounts receivable, less allowance for doubtful accounts and customer credits of $89,883 and $97,193	282,681	241,880
Inventories	218,523	212,149
Prepaids and other current assets	8,589	7,129
Total current assets	584,603	532,849
Property, plant and equipment, net	93,325	92,692
Goodwill	66,918	65,999
Intangible assets, net	21,230	22,158
Deferred tax asset, net	5,406	7,884
Other assets	44,366	44,342
Total	$815,848	$765,924
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$97,981	$80,218
Accrued compensation	7,503	12,162
Other accrued liabilities	17,077	18,401
Total current liabilities	122,561	110,781
Other long-term liabilities	13,706	13,732
Deferred tax liabilities, net	5,565	6,604
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 33,225,771 and 33,571,524 in 2018 and 2017, respectively	332	336
Additional paid-in capital	46,365	44,812
Retained earnings	627,319	589,659
Total shareholders’ equity	674,016	634,807
Total	$815,848	$765,924

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Six Weeks Ended
(in thousands)	June 30, 2018	July 1, 2017
Cash Flows from Operating Activities:
Net income	$64,985	$57,624
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	13,004	10,192
Provision for doubtful accounts	(661)	150
Provision (benefit) for deferred income taxes	2,474	(2,666)
Provision for non-cash stock compensation	1,998	1,478
Changes in assets and liabilities:
Accounts receivable	(40,180)	(38)
Inventories	(6,122)	(29,690)
Prepaids and other current assets	(2,018)	(1,932)
Other assets	565	(2,503)
Accounts payable	17,816	18,158
Accrued compensation and other liabilities	(6,256)	(8,850)
Cash provided by operating activities	45,605	41,923
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	(564)	(3,127)
Property, plant and equipment additions	(11,416)	(11,932)
Purchase of investments	-	(10,000)
Cash used in investing activities	(11,980)	(25,059)
Cash Flows from Financing Activities:
Contingent consideration	(2,037)	-
Other stock related activity	(318)	(1,043)
Purchase and cancellation of common stock	(28,066)	(35,734)
Cash used in financing activities	(30,421)	(36,777)
Effect of exchange rate changes on Cash and Cash Equivalents	(85)	-
Net Increase in Cash and Cash Equivalents	3,119	(19,913)
Cash and Cash Equivalents, Beginning of Period	71,691	149,121
Cash and Cash Equivalents, End of Period	$74,810	$129,208
Supplemental Cash Flow Information
Cash paid for interest expense	$133	$129
Cash paid for income taxes	$13,420	$38,679

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2018 AND JULY 1, 2017

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2018. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

2.	Business Acquisitions and Investments

On October 26, 2017, we acquired 100% of the outstanding stock of MAS Automotive Distribution Inc. (“MAS Industries” or “MAS”), a privately-held manufacturer of premium chassis and control arms based in Montreal, Canada. The purchase price was $67.2 million net of $3.3 million of cash acquired and including contingent consideration at fair value and other purchase price adjustments.

We believe MAS is complementary to our business and growth strategy.  We see opportunities to leverage MAS’ existing presence in the automotive aftermarket, as well as our product development capabilities and financial resources to accelerate the growth of MAS’ premium chassis and control arm products.

We have included the results of MAS in our Consolidated Financial Statements since the acquisition date of October 26, 2017. The Consolidated Statement of Operations for the twenty-six weeks ended June 30, 2018 includes $20.2 million of net sales and an immaterial amount of net income related to MAS. The Consolidated Balance Sheets as of June 30, 2018 and December 30, 2017 reflects the acquisition of MAS Industries, effective October 26, 2017.

The following table summarizes the preliminary fair value of the total consideration at October 26, 2017:

(in thousands)	Total Acquisition Date Fair Value
Cash consideration (net of $3.3 million cash acquired)	$56,859
Contingent cash consideration	7,982
Seller liability assumed	896
Working capital adjustment	1,486
Total consideration assigned to net assets acquired	$67,223

Included in the table above is $8.0 million of estimated contingent payments which represents the fair value of the estimated payments which will become due if certain sales thresholds are achieved through December 2020. The fair value of the contingent cash consideration was estimated by using an option pricing model framework, which represents our own assumptions and data, and is based on our best available information. As of June 30, 2018, we had $8.0 million recorded which includes $0.2 million of accretion which was included in Selling, General and Administrative expenses for the twenty-six weeks ended June 30, 2018, related to this payment. The maximum contingent payment would be $11.7 million. Additionally, during the thirteen weeks ended June 30, 2018, we finalized working capital and other purchase price adjustments based on the MAS standalone audited 2017 financial statements, resulting in a payment to the former shareholder of $1.5 million. This amount had previously been accrued on our Consolidated Balance Sheet.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill. The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed as of October 26, 2017 (in thousands):

	October 26, 2017 (As initially reported)	Measurement period adjustments	October 26, 2017 (As adjusted)
Current assets (net of $3.3 million cash acquired)	$21,756	$90	$21,846
Property, plant and equipment	1,615	-	1,615
Intangible assets	20,440	-	20,440
Goodwill	35,624	(193)	35,431
Total assets acquired	79,435	(103)	79,332
Current liabilities	5,691	(50)	5,641
Long-term liabilities	6,468	-	6,468
Total liabilities assumed	12,159	(50)	12,109
Net assets acquired	$67,276	$(53)	$67,223

The estimated fair value of the MAS assets acquired and liabilities assumed are provisional as of June 30, 2018 and are based on information that is currently available. Additional information about conditions that existed as of the date of acquisition are being gathered to finalize these provisional measurements, particularly with respect to inventory valuation. Accordingly, the measurement of the MAS assets acquired and liabilities assumed may change significantly upon completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.

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

Twenty-Six Weeks Ended
(in thousands)	July 1, 2017
Net sales	$469,045
Net income	$57,850
Diluted earnings per share	$1.68

The unaudited pro forma net income for the twenty-six week period ending July 1, 2017 was adjusted to include amortization of intangible assets, accretion for contingent consideration liabilities and to exclude financing costs of MAS which we do not believe would have occurred.

3.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $282.1 million and $299.1 million of accounts receivable during the twenty-six weeks ended June 30, 2018 and July 1, 2017, respectively. If receivables had not been sold, $358.3 million and $380.8 million of additional accounts receivable would have been outstanding at June 30, 2018 and December 30, 2017, respectively, based on standard payment terms. Selling, general and administrative expenses for the twenty-six weeks ended June 30, 2018 and July 1, 2017 included $6.7 million and $5.6 million, respectively, in financing costs associated with these accounts receivable sales programs.

4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	June 30, 2018	December 30, 2017
Bulk product	$93,751	$82,010
Finished product	121,363	126,827
Packaging materials	3,409	3,312
Total	$218,523	$212,149

5.	Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)	June 30, 2018	December 30, 2017
Balance at beginning of period	$65,999	$28,146
Goodwill acquired	1,112	37,853
Measurement period adjustments	(193)	-
Balance at end of period	$66,918	$65,999

Intangible Assets

Intangible assets included the following:

		June 30, 2018			December 30, 2017
(in thousands)	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Tradenames	14.3	$5,600	$213	$5,387	$5,600	$62	$5,538
Customer relationships	9.6	17,049	1,536	15,513	17,049	772	16,277
Technology	13.5	367	37	330	367	24	343
Total		$23,016	$1,786	$21,230	$23,016	$858	$22,158

Amortization expense was $1.1 million and less than $0.1 million for the twenty-six weeks ended June 30, 2018 and July 1, 2017, respectively.

6.	Revenue Recognition

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

All of our revenue was recognized under the point of time approach in accordance with the revenue standard during the twenty-six weeks ended June 30, 2018 and July 1, 2017, respectively. Also, we do not have significant financing arrangements with our customers, as our credit terms are all less than one year. Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

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

- A contract asset is recorded when our right to consideration in exchange for good or services that we have transferred to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded as of June 30, 2018 or December 30, 2017.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. We did not have any contract liabilities recorded as of June 30, 2018 or December 30, 2017.

Disaggregated Revenue

The following tables present our disaggregated net sales by Type of Major Good / Product Line, and Geography.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Powertrain	$99,224	$95,365	$194,375	$190,228
Chassis	70,266	60,722	137,264	116,206
Automotive Body	57,289	61,530	112,534	123,004
Hardware	11,368	11,645	21,236	21,449
Net Sales	$238,147	$229,262	$465,409	$450,887

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net Sales to U.S. Customers	$223,025	$215,493	$433,451	$424,075
Net Sales to Non-U.S. Customers	15,122	13,769	31,958	26,812
Net Sales	$238,147	$229,262	$465,409	$450,887

7.	Stock-Based Compensation

On May 16, 2018, our shareholders approved our 2018 Stock Option and Stock Inventive Plan (the “2018 Plan” or the “Plan”), which supersedes our 2008 Stock Option and Stock Incentive Plan. All future stock compensation grants will be issued under the 2018 Plan. Under the terms of the Plan, our Board of Directors may grant up to 1,200,000 shares of common stock in the form of shares of restricted stock, restricted stock units, stock appreciation rights and stock options or combinations thereof to officers, directors, employees, important consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved. Stock options are exercisable upon the terms set forth in each grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock and restricted stock units vest in accordance with the terms set forth in each applicable award agreement approved by our Board of Directors. At June 30, 2018, no shares had been granted under the 2018 Plan.

Restricted Stock

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of financial goals. We retain the restricted stock, and any dividends paid thereon, until the vesting conditions have been met. For awards with a service condition only, compensation cost related to the stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to the stock is calculated based upon the probable outcome of the performance conditions on the date of grant and is recognized over the performance period. Compensation cost related to restricted stock was $ 1.6 million and $ 1.3 million for the twenty-six weeks ended June 30, 2018 and July 1, 2017, respectively.

The following table summarizes our restricted stock activity for the twenty-six weeks ended June 30, 2018:

	Shares	Weighted Average Price
Balance at December 30, 2017	153,727	$59.96
Granted	71,261	$72.45
Vested	(32,376)	$57.55
Cancelled	(4,821)	$77.04
Balance at June 30, 2018	187,791	$64.68

As of June 30, 2018, there was $ 5.5 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. The excess tax benefit generated from restricted shares which vested in the twenty-six weeks ended June 30, 2018 was $0.1 million and was credited to income tax expense. The excess tax benefit generated from restricted shares which vested in the twenty-six weeks ended July 1, 2017 was $0.3 million and was credited to income tax expense.

Stock Options

We grant stock options to certain employees. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income was $0.3 million and $0.1 million for the twenty-six weeks ended June 30, 2018 and July 1, 2017, respectively. The compensation costs were classified as Selling, general and administrative expense in the Consolidated Statements of Income.  No cost was capitalized during the twenty-six weeks ended June 30, 2018 and July 1, 2017.

We use the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. During the twenty-six weeks ended June 30, 2018 and July 1, 2017 we granted 61,514 and 58,204 stock options, respectively.

The following table summarizes our stock option activity for the twenty-six weeks ended June 30, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 30, 2017	122,547	$57.74
Granted	61,514	$72.52
Balance at June 30, 2018	184,061	$62.68	3.6	$1,875,799
Options exercisable at June 30, 2018	51,079	$47.96	2.7	$1,184,360

    There were no options exercised during the twenty-six weeks ended June 30, 2018. There were 32,000 options exercised in the twenty-six weeks ended July 1, 2017. As of June 30, 2018, there was $1.7 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.1 years.

There was no cash generated from stock option exercises in the twenty-six weeks ended June 30, 2018. The cash received from stock option exercises was $0.1 million in the twenty-six weeks ended July 1, 2017.

There was no excess tax benefit generated from stock options exercised in the twenty-six weeks ended June 30, 2018. There was $0.6 million of excess tax benefit generated from stock option exercises in the twenty-six weeks ended July 1, 2017 and was credited to income tax expense.

Employee Stock Purchase Plan

In May 2017, our shareholders’ approved the Dorman Products, Inc. Employee Stock Purchase Plan (the “ESPP”), which makes available 1,000,000 shares of our common stock for sale to eligible employees. There were 7,382 shares purchased under this plan in the twenty-six weeks ended June 30, 2018. During the twenty-six weeks ended June 30, 2018, compensation cost under the Plan was $0.1 million.

8.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of 71,000 shares and 53,000 shares were excluded from the calculation of diluted earnings per share as of June 30, 2018 and July 1, 2017, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share data)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator
Net income	$34,339	$28,437	$64,985	$57,624
Denominator:
Weighted average basic shares outstanding	33,146	34,128	33,273	34,256
Effect of stock-based compensation awards	80	97	82	94
Weighted average diluted shares outstanding	33,226	34,225	33,355	34,350
Earnings Per Share:
Basic	$1.04	$0.83	$1.95	$1.68
Diluted	$1.03	$0.83	$1.95	$1.68

9.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the twenty-six weeks ended June 30, 2018, we repurchased and cancelled 9,500 shares of common stock for $0.7 million at an average price of $69.10 per share. During the fifty-two weeks ended December 30, 2017, we repurchased and cancelled 19,110 shares of common stock for $1.4 million at an average price of $73.34 per share.

Our Board of Directors authorized a share repurchase program of up to $250 million through December 31, 2018. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the twenty-six weeks ended June 30, 2018, we repurchased and cancelled 400,388 shares of common stock for $27.4 million at an average price of $68.46 per share under this program. For the fifty-two weeks ended December 30, 2017, we repurchased and cancelled 1,006,365 shares of common stock for $74.7 million at an average price of $74.26 per share under this program.

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

Additionally, we have a non-cancelable operating lease for our Canadian operating facility from a corporation of which an employee, who is also the former owner of MAS, and his family members are owners. Based upon the terms of the lease, payments will be $0.5 million in fiscal 2018 and were $0.1 million in fiscal 2017.  This lease will expire on October 31, 2018.

We are a partner in a joint venture with one of our suppliers and own minority interests in two other suppliers. Each of these investments is accounted for according to the equity method. In June, 2018 we acquired the remaining outstanding shares of a previously unconsolidated entity.  The estimated fair value of the net assets acquired was less than our prior investment in the entity. As a result, we recorded an impairment charge of $1.1 million which is included within Selling, General, and Administrative expenses in the Consolidated Statement of Income during the thirteen and twenty-six weeks ended June 30, 2018.

11.	Income Taxes

At June 30, 2018, we had $2.5 million of net unrecognized tax benefits, $2.2 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2018 we had approximately $0.7 million of accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the United States, Canada, India, and Mexico. All years before 2014 are closed for federal tax purposes. Tax years before 2013 are closed for the all states in which we file. We filed tax returns in Sweden through 2012 and all years prior to 2010 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expirations of the statute of limitations could impact the Company’s unrecognized tax benefits.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted. The TCJA includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate tax rate from 35% to 21%, for tax years beginning after December 31, 2017. The TCJA also provides for acceleration of depreciation for certain assets placed into service after September 27, 2017, as well as prospective changes beginning in 2018, including additional limitations on deductibility of executive compensation and employee meal benefits.

As permitted by SAB No. 118, the net tax expense recorded in our financial statements for the fourth fiscal quarter of 2017 due to the enactment of the TCJA is considered “provisional” based on reasonable estimates. The net tax expense recorded was $4.4 million. We are continuing to collect and analyze detailed information that could impact this amount, and may record adjustments to refine those estimates during the measurement period defined in SAB No. 118, as additional analysis is completed. No adjustments to the provisional expense related to the enactment of the TCJA were recorded in the twenty-six weeks ended June 30, 2018.

12.Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments.

13.	New and Recently Adopted Accounting Pronouncements

On December 31, 2017, the beginning of our 2018 fiscal year, we adopted ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. Topic 606 is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. We adopted the standard on December 31, 2017 using the modified retrospective transaction method and the adoption did not have a material effect on our financial position, results of operations and internal controls over financial reporting. See Note 6 for additional information on revenue recognition.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of the current employee share-based payment guidance to include share-based payments issued to nonemployees to substantially aligns the accounting for share-based payments for nonemployees with those made to employees including, the fair value measurement, measurement date and classification of certain awards. The new guidance is effective for fiscal years beginning after December 15, 2018, with early application permitted. We are evaluating the effect that the new guidance will have, however, we do not believe the new guidance will have a material impact on our consolidated financial statements and related disclosures.

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

We operate on a fifty-two, fifty-three week period ended on the last Saturday of the calendar year. Our 2018 fiscal year will be a fifty-two week period that will end on December 29, 2018. The fiscal year ended December 30, 2017 was a fifty-two week period.

New Product Development

New product development is a critical success factor for us and is our primary vehicle for growth. We have made incremental investments to increase our new product development efforts each year since 2003 in an effort to grow our business and strengthen our relationships with our customers. The investments are primarily in the form of increased product development resources, increased customer and end-user awareness programs and customer service improvements. These investments have enabled us to provide an expanding array of new product offerings and grow revenues at levels that exceed market growth rates. As a result of these investments, we introduced 3,134 new products to our customers and end users in the twenty-six weeks ended June 30, 2018, including 698 “New to the Aftermarket” SKU’s. We introduced 4,079 new products to our customers and end users in the fiscal year ended December 30, 2017, including 1,192 “New to the Aftermarket” SKU’s.

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

In 2012, we introduced Dorman Heavy Duty Solutions, a line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here is on formerly “dealer only” parts similar to the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have approximately 1,157 SKU’s in this product line. We will continue to invest aggressively in the medium and heavy duty product line.

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

Effective July 6, 2018, the Office of the United States Trade Representative (USTR) imposed an additional duty of 25% on approximately $34 billion worth of Chinese imports containing industrially significant technologies, including those related to China’s “Made in China 2025” industrial policy. These additional duties impact a subset of products that are manufactured for Dorman in China. We expect the impact of these additional duties, after mitigating actions including, but not limited to, price increases to our customers, will not be significant to our financial results in 2018.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Income:

	Thirteen Weeks Ended*				Twenty-Six Weeks Ended*
	June 30, 2018		July 1, 2017		June 30, 2018		July 1, 2017
Net sales	$238.1	100.0%	$229.3	100.0%	$465.4	100.0%	$450.9	100.0%
Cost of goods sold	$145.4	61.1%	$138.4	60.4%	$284.1	61.0%	$271.3	60.2%
Gross profit	$92.7	38.9%	$90.9	39.6%	$181.3	39.0%	$179.6	39.8%
Selling, general and administrative expenses	$49.9	21.0%	$45.9	20.0%	$98.6	21.2%	$89.6	19.8%
Income from operations	$42.8	18.0%	$45.0	19.6%	$82.8	17.8%	$90.0	20.0%
Interest income, net	$0.1	0.0%	$0.2	0.1%	$0.2	0.0%	$0.3	0.0%
Income before income taxes	$42.9	18.0%	$45.2	19.7%	$83.0	17.8%	$90.3	20.0%
Provision for income taxes	$8.5	3.6%	$16.8	7.3%	$18.0	3.9%	$32.7	7.2%
Net income	$34.3	14.4%	$28.4	12.4%	$65.0	14.0%	$57.6	12.8%

* Information in table does not add due to rounding

Thirteen Weeks Ended June 30, 2018 Compared to Thirteen Weeks Ended July 1, 2017

Net sales increased 4% to $238.1 million for the thirteen weeks ended June 30, 2018 from $229.3 million for the thirteen weeks ended July 1, 2017. The increase in net sales is primarily due to approximately $10 million of net sales attributed to MAS which was partially offset by the negative effects of a brand protection pricing policy change made in late fiscal 2017.

Gross profit margin was 38.9% of net sales for the thirteen weeks ended June 30, 2018 compared to 39.6% of net sales for the thirteen weeks ended July 1, 2017. The decrease in gross profit margin was primarily attributable to a $0.9 million inventory fair value adjustment resulting from the MAS acquisition and slightly unfavorable sales mix towards lower margin products, mainly related to MAS products.

Selling, general and administrative expenses were $49.9 million for the thirteen weeks ended June 30, 2018 compared to $45.9 million for the thirteen weeks ended July 1, 2017. The increase in expense during the thirteen weeks ended June 30, 2018 was primarily due to the inclusion of the expenses of MAS, increased investment in product development, an increase in wage and benefit costs, and a $1.1 million non-cash impairment related to the acquisition of the remaining outstanding shares of a previously unconsolidated entity.

Our effective tax rate was 19.9% for the thirteen weeks ended June 30, 2018 compared to 37.1% for the thirteen weeks ended July 1, 2017. The effective tax rate decreased primarily due to the Tax Cuts and Jobs Act enacted in the United States in December 2017, which lowered the U.S Corporate federal income tax rate to 21% beginning in 2018.

Twenty-Six Weeks Ended June 30, 2018 Compared to Twenty-Six Weeks Ended July 1, 2017

Net sales increased 3% to $465.4 million for the twenty-six weeks ended June 30, 2018 from $450.9 million for the twenty-six weeks ended July 1, 2017. The increase in net sales is primarily due to approximately $20.2 million of net sales attributed to MAS which was partially offset by the effects of destocking at our customers and the negative effects of a brand protection pricing policy change made in late fiscal 2017.

Gross profit margin was 39.0% of net sales for the twenty-six weeks ended June 30, 2018 compared to 39.8% of net sales for the twenty-six weeks ended July 1, 2017. The decrease in gross profit margin was primarily attributable to lower overall selling prices, a $1.8 million inventory fair value adjustment resulting from the MAS acquisition and an unfavorable sales mix towards lower margin products.

Selling, general and administrative expenses were $98.6 million for the twenty-six weeks ended June 30, 2018 compared to $89.6 million for the twenty-six weeks ended July 1, 2017. The increase in expense during the twenty-six weeks ended June 30, 2018 was primarily due to the inclusion of the expenses of MAS, increased investment in product development, an increase in wage and benefit costs, and a $1.1 million non-cash impairment related to the acquisition of the remaining outstanding shares of a previously unconsolidated entity. In addition, accounts receivable sales costs increased $1.1 million due to increased interest rates associated with the program.

Our effective tax rate was 21.7% for the twenty-six weeks ended June 30, 2018 compared to 36.2% for the twenty-six weeks ended July 1, 2017. The effective tax rate decreased primarily due to the Tax Cuts and Jobs Act enacted in the United States in December 2017, which lowered the U.S Corporate federal income tax rate to 21% beginning in 2018.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by our customers. Cash and cash equivalents at June 30, 2018 increased to $74.8 million from $71.7 million at December 30, 2017. Working capital was $462.0 million at June 30, 2018 compared to $422.1 million at December 30, 2017. Shareholders’ equity was $674.0 million at June 30, 2018 and $634.8 million at December 30, 2017. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, or other factors.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During the twenty-six weeks ended June 30, 2018 and July 1, 2017, we sold approximately $282.1 million and $299.1 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

In December 2017, we entered into a credit agreement which will expire in December 2022. This agreement provides for an initial revolving credit facility of $100.0 million and gives us the ability to request increases of up to an incremental $100.0 million. Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 65 basis points to LIBOR plus 125 basis points based upon the ratio of consolidated funded debt to consolidated EBITDA, as defined by the credit agreement. The interest rate at June 30, 2018 was LIBOR plus 65 basis points (2.74%). The credit agreement also contains other covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement.  The credit agreement also requires us to pay an unused fee of 0.10% on the average daily unused portion of the facility. As of June 30, 2018, there were no borrowings under the facility and we had two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $99.2 million available under the facility at June 30, 2018.

Cash Flows

The following summarizes the activities included in the Consolidated Statements of Cash Flows:

	Twenty-Six Weeks Ended
(in thousands)	June 30, 2018	July 1, 2017
Cash provided by operating activities	$45,605	$41,923
Cash used in investing activities	(11,980)	(25,059)
Cash used in financing activities	(30,421)	(36,777)
Net increase in cash and cash equivalents	$3,204	$(19,913)

During the twenty-six weeks ended June 30, 2018, cash provided by operating activities was $45.6 million primarily as a result of $65.0 million in net income, non-cash adjustments to net income of $16.8 million and a net increase in operating assets and liabilities of $36.2 million. Compared to the Consolidated Balance Sheet at December 30, 2017, accounts receivable increased $40.2 million due to the timing of cash receipts. Inventory increased $6.1 million due to increased inventory purchases. Accounts payable increased $17.8 million due to the timing of payments to our vendors. Accrued compensation and other liabilities decreased $6.3 million primarily due to the timing of the Company’s employee bonus compensation program and related payment. The change in prepaids and other assets was not material.

During the twenty-six weeks ended July 1, 2017, cash provided by operating activities was $41.9 million primarily as a result of $57.6 million in net income, non-cash adjustments to net income of $9.1 million and a net increase in operating assets and liabilities of $24.8 million. Compared to the Consolidated Balance Sheet at December 31, 2016, inventory increased $29.7 million due to higher inventory purchases to support customer fill rates. Accounts payable increased by $18.2 million due to the increase in inventory and timing of payments to our vendors. Other assets and liabilities, net, increased by $13.3 million primarily due to a decrease in accrued income taxes and accrued compensation.

Investing activities used $12.0 million of cash in the twenty-six weeks ended June 30, 2018 and $25.1 million in the twenty-six weeks ended July 1, 2017.

•

Capital spending in the twenty-six weeks ended June 30, 2018 was primarily related to $4.3 million in tooling associated with new products and $3.2 million in enhancements and upgrades to our information systems.

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

Financing activities used $30.4 million of cash in the twenty-six weeks ended June 30, 2018 and $36.8 million in the twenty-six weeks ended July 1, 2017.

•

In the twenty-six weeks ended June 30, 2018, we paid $27.4 million to repurchase 400,388 common shares. In the twenty-six weeks ended July 1, 2017, we paid $35.0 million to repurchase 439,485 common shares.

•

The remaining uses of cash from financing activities in each period result from payment of contingent consideration, stock compensation plan activity and the repurchase of common stock from our 401(k) Plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the twenty-six weeks ended June 30, 2018, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended June 30, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended June 30, 2018, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2018 through April 28, 2018	180,481	$67.46	177,911	$55,702,751
April 29, 2018 through May 26, 2018	843	$64.96	-	$55,702,751
May 27, 2018 through June 30, 2018	98,767	$68.37	93,607	$49,292,554
Total	280,091	$67.78	271,518	$49,292,554

(1)

Includes 6,620 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 9 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Also includes 1,952 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period.  The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan.

(2)

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors expanded the program up to $250 million and extended the program through December 31, 2018. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 400,388 shares under this program during the twenty-six weeks ended June 30, 2018.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

The Exhibits included in this report are listed in the Exhibit Index on page 22, which is incorporated herein by reference.

EXHIBIT INDEX

10.1	Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan (incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement, as filed with the Commission on March 29, 2018).

10.2

Form of Non-Qualified Stock Option Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Commission on May 14, 2018).

10.3

 Form of Incentive Stock Option Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, as filed with the Commission on May 14, 2018).

10.4

 Form of Restricted Stock Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, as filed with the Commission on May 14, 2018).

10.5

Form of Performance Restricted Stock Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, as filed with the Commission on May 14, 2018).

10.6

Form of Restricted Stock Unit Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, as filed with the Commission on May 14, 2018).

10.7

Form of Performance Restricted Stock Unit Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, as filed with the Commission on May 14, 2018).

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

101

The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

August 1, 2018

/s/ Mathias J. Barton
Mathias J. Barton
President and Chief Executive Officer
(principal executive officer)

August 1, 2018

/s/ Kevin M. Olsen
Kevin M. Olsen
Executive Vice President and
Chief Financial Officer
(principal financial and accounting officer)