Form 10-Q
period 2018-09-29
Dorman Products, Inc.
filed 2018-10-30
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    Yes  ☐    No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒    Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2018, the registrant had 33,046,291 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 29, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Thirteen Weeks Ended
(in thousands, except per share data)	September 29, 2018	September 30, 2017
Net sales	$247,954	$224,615
Cost of goods sold	152,957	136,489
Gross profit	94,997	88,126
Selling, general and administrative expenses	51,264	45,336
Income from operations	43,733	42,790
Other income, net	61	168
Income before income taxes	43,794	42,958
Provision for income taxes	9,777	15,950
Net income	$34,017	$27,008
Earnings Per Share:
Basic	$1.03	$0.80
Diluted	$1.03	$0.80
Weighted Average Shares Outstanding:
Basic	32,985	33,822
Diluted	33,095	33,909

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Thirty-Nine Weeks Ended
(in thousands, except per share data)	September 29, 2018	September 30, 2017
Net sales	$713,363	$675,502
Cost of goods sold	437,029	407,781
Gross profit	276,334	267,721
Selling, general and administrative expenses	149,828	134,890
Income from operations	126,506	132,831
Other income, net	286	472
Income before income taxes	126,792	133,303
Provision for income taxes	27,789	48,671
Net income	$99,003	$84,632
Earnings Per Share:
Basic	$2.98	$2.48
Diluted	$2.98	$2.47
Weighted Average Shares Outstanding:
Basic	33,177	34,111
Diluted	33,267	34,202

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	September 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$53,113	$71,691
Accounts receivable, less allowance for doubtful accounts and customer credits of $99,847 and $97,193	301,049	241,880
Inventories	239,957	212,149
Prepaids and other current assets	7,838	7,129
Total current assets	601,957	532,849
Property, plant and equipment, net	96,794	92,692
Goodwill	80,065	65,999
Intangible assets, net	20,707	22,158
Deferred tax asset, net	4,297	7,884
Other assets	45,242	44,342
Total	$849,062	$765,924
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$97,937	$80,218
Accrued compensation	11,859	12,162
Other accrued liabilities	18,063	18,401
Total current liabilities	127,859	110,781
Other long-term liabilities	13,840	13,732
Deferred tax liabilities, net	5,410	6,604
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 33,139,997 and 33,571,524 in 2018 and 2017, respectively	331	336
Additional paid-in capital	47,314	44,812
Retained earnings	654,308	589,659
Total shareholders’ equity	701,953	634,807
Total	$849,062	$765,924

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirty-Nine Weeks Ended
(in thousands)	September 29, 2018	September 30, 2017
Cash Flows from Operating Activities:
Net income	$99,003	$84,632
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	19,673	15,968
Provision for doubtful accounts	(586)	225
Provision (benefit) for deferred income taxes	3,584	(3,998)
Provision for non-cash stock compensation	3,129	2,282
Changes in assets and liabilities:
Accounts receivable	(56,484)	(793)
Inventories	(16,146)	(30,990)
Prepaids and other current assets	(2,071)	(1,232)
Other assets	(261)	(5,644)
Accounts payable	15,262	310
Accrued compensation and other liabilities	110	(1,398)
Cash provided by operating activities	65,213	59,362
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(28,040)	(3,128)
Property, plant and equipment additions	(18,099)	(17,436)
Purchase of investments	-	(10,000)
Cash used in investing activities	(46,139)	(30,564)
Cash Flows from Financing Activities:
Contingent consideration	(2,036)	-
Other stock related activity	(364)	(997)
Purchase and cancellation of common stock	(35,224)	(60,133)
Cash used in financing activities	(37,624)	(61,130)
Effect of exchange rate changes on Cash and Cash Equivalents	(28)	-
Net Decrease in Cash and Cash Equivalents	(18,578)	(32,332)
Cash and Cash Equivalents, Beginning of Period	71,691	149,121
Cash and Cash Equivalents, End of Period	$53,113	$116,789
Supplemental Cash Flow Information
Cash paid for interest expense	$191	$218
Cash paid for income taxes	$21,722	$55,713

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 29, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2018. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

2.	Business Acquisitions and Investments

On August 31, 2018, we acquired 100% of the outstanding stock of Flight Systems Automotive Group LLC (“Flight Systems” or “Flight”), a privately-held manufacturer and remanufacturer of complex automotive electronics and diesel fuel system components, based in Lewisberry, Pennsylvania. We paid $27.5 million in cash which is subject to customary purchase price adjustments. In connection with this acquisition, we preliminary recorded $13.3 million in goodwill and $14.2 million of other net assets, primarily $2.0 million of accounts receivables, $11.6 million of inventory, and $0.6 million of net other assets and liabilities. We expect that, upon completion of our valuation, we will recognize intangible assets with an offsetting reduction in the preliminary goodwill that was recognized as of September 29, 2018. The purchase price allocation is preliminary and subject to adjustment as we complete our assessment of the fair values of acquired assets and assumed liabilities. We believe that the goodwill and intangible assets resulting from the acquisition will be deductible for tax purposes. The financial results of the acquisition have been included in the Consolidated Financial Statements since the date of acquisition. Flight generated $1.7 million of net sales and an immaterial amount of net income since the date of acquisition. We believe complex electronics and diesel fuel system components represent important growth opportunities for us and Flight’s product portfolio delivers valuable alternatives to aftermarket professionals.

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

We have included the results of MAS in our Consolidated Financial Statements since the acquisition date of October 26, 2017. The Consolidated Statement of Operations for the thirty-nine weeks ended September 29, 2018 includes $30.0 million of net sales and an immaterial amount of net income related to MAS. The Consolidated Balance Sheets as of September 29, 2018 and December 30, 2017 reflects the acquisition of MAS Industries, effective October 26, 2017.

The following table summarizes the fair value of the total consideration related to MAS:

(in thousands)	Total Acquisition Date Fair Value
Cash consideration (net of $3.3 million cash acquired)	$56,859
Contingent cash consideration	7,982
Seller liability assumed	896
Working capital adjustment	1,486
Total consideration assigned to net assets acquired	$67,223

Included in the table above is $8.0 million of estimated contingent payments which represents the fair value of the estimated payments which will become due if certain sales thresholds are achieved through December 2020. The fair value of the contingent cash consideration was estimated by using an option pricing model framework, which represents our own assumptions and data, and is based on our best available information. As of September 29, 2018, we had $8.2 million recorded which includes $0.2 million of accretion which was included in Selling, General and Administrative expenses for the thirty-nine weeks ended September 29, 2018, related to this payment. The maximum contingent payment would be $11.7 million. Additionally, during the thirty-nine weeks ended September 29, 2018, we finalized working capital and other purchase price adjustments based on the MAS standalone audited 2017 financial statements, resulting in a payment to the former shareholder of $1.5 million. This amount had previously been accrued on our Consolidated Balance Sheet.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of October 26, 2017:

(in thousands)	October 26, 2017 (As initially reported)	Measurement period adjustments	October 26, 2017 (As adjusted)
Current assets (net of $3.3 million cash acquired)	$21,756	$90	$21,846
Property, plant and equipment	1,615	-	1,615
Intangible assets	20,440	-	20,440
Goodwill	35,624	(193)	35,431
Total assets acquired	79,435	(103)	79,332
Current liabilities	5,691	(50)	5,641
Long-term liabilities	6,468	-	6,468
Total liabilities assumed	12,159	(50)	12,109
Net assets acquired	$67,276	$(53)	$67,223

Our measurement period adjustments for MAS were complete as of September 29, 2018.

The valuation of the intangible assets acquired and related amortization periods are as follows:

(in thousands)	Valuation	Amortization Period (in years)
Customer relationships	$14,840	8-12
Tradenames	5,600	15
Total	$20,440

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

Thirty-Nine Weeks Ended
(in thousands)	September 30, 2017
Net sales	$702,811
Net income	$85,307
Diluted earnings per share	$2.49

The unaudited pro forma net income for the thirty-nine weeks ended September 30, 2017 was adjusted to include amortization of intangible assets, accretion for contingent consideration liabilities and to exclude financing costs of MAS which we do not believe would have occurred.

3.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $438.6 million and $442.5 million of accounts receivable during the thirty-nine weeks ended September 29, 2018 and September 30, 2017, respectively. If receivables had not been sold, $333.6 million and $380.8 million of additional accounts receivable would have been outstanding at September 29, 2018 and December 30, 2017, respectively, based on standard payment terms. Selling, general and administrative expenses for the thirty-nine weeks ended September 29, 2018 and September 30, 2017 included $10.0 million and $8.4 million, respectively, in financing costs associated with these accounts receivable sales programs.

4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products, and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	September 29, 2018	December 30, 2017
Bulk product	$93,142	$82,010
Finished product	143,118	126,827
Packaging materials	3,697	3,312
Total	$239,957	$212,149

5.	Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)	September 29, 2018	December 30, 2017
Balance at beginning of period	$65,999	$28,146
Goodwill acquired	14,368	37,853
Measurement period adjustments	(302)	-
Balance at end of period	$80,065	$65,999

Intangible Assets

Intangible assets included the following:

		September 29, 2018			December 30, 2017
(in thousands)	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Tradenames	14.1	$5,600	$373	$5,227	$5,600	$62	$5,538
Customer relationships	9.5	17,049	1,893	15,156	17,049	772	16,277
Technology	13.3	367	43	324	367	24	343
Total		$23,016	$2,309	$20,707	$23,016	$858	$22,158

Amortization expense was $1.6 million and less than $0.1 million for the thirty-nine weeks ended September 29, 2018 and September 30, 2017, respectively.

6.	Revenue Recognition

The FASB issued an accounting standard update in May 2014 regarding the accounting for and disclosure of revenue. Specifically, the update outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which is common to both U.S. GAAP and International Financial Reporting Standards.

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

All of our revenue was recognized under the point of time approach in accordance with the revenue standard during the thirty-nine weeks ended September 29, 2018 and September 30, 2017, respectively. Also, we do not have significant financing arrangements with our customers, as our credit terms are all less than one year. Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

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

- A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded as of September 29, 2018 or December 30, 2017.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. We did not have any contract liabilities recorded as of September 29, 2018 or December 30, 2017.

Disaggregated Revenue

The following tables present our disaggregated net sales by Type of Major Good / Product Line, and Geography.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Powertrain	$100,994	$94,177	$295,363	$284,393
Chassis	69,214	57,281	206,483	173,498
Automotive Body	67,000	62,791	179,539	185,804
Hardware	10,746	10,366	31,978	31,807
Net Sales	$247,954	$224,615	$713,363	$675,502

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net Sales to U.S. Customers	$229,761	$210,347	$663,212	$634,422
Net Sales to Non-U.S. Customers	18,193	14,268	50,151	41,080
Net Sales	$247,954	$224,615	$713,363	$675,502

7.	Stock-Based Compensation

On May 16, 2018, our shareholders approved our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan” or the “Plan”), which supersedes our 2008 Stock Option and Stock Incentive Plan. All future stock compensation grants will be issued under the 2018 Plan. Under the terms of the Plan, our Board of Directors may grant up to 1,200,000 shares of common stock in the form of shares of restricted stock, restricted stock units, stock appreciation rights and stock options or combinations thereof to officers, directors, employees, important consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved. Stock options are exercisable upon the terms set forth in each grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock and restricted stock units vest in accordance with the terms set forth in each applicable award agreement approved by our Board of Directors. At September 29, 2018, 1,184,305 shares were available for grant under the 2018 Plan.

Restricted Stock

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of financial goals. We retain the restricted stock, and any dividends paid thereon, until the vesting conditions have been met. For awards with a service condition only, compensation cost related to the stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to the stock is calculated based upon the probable outcome of the performance conditions on the date of grant and is recognized over the performance period. Compensation cost related to restricted stock was $2.5 million and $2.1 million for the thirty-nine weeks ended September 29, 2018 and September 30, 2017, respectively.

The following table summarizes our restricted stock activity for the thirty-nine weeks ended September 29, 2018:

	Shares	Weighted Average Price
Balance at December 30, 2017	153,727	$59.96
Granted	80,872	$72.19
Vested	(38,631)	$61.07
Cancelled	(6,237)	$75.59
Balance at September 29, 2018	189,731	$64.43

As of September 29, 2018, there was $5.2 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. The excess tax benefit generated from restricted shares which vested in the thirty-nine weeks ended September 29, 2018 was less than $0.1 million and was credited to income tax expense. The excess tax benefit generated from restricted shares which vested in the thirty-nine weeks ended September 30, 2017 was $0.3 million and was credited to income tax expense.

Stock Options

We grant stock options to certain employees. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income was $0.4 million and $0.2 million for the thirty-nine weeks ended September 29, 2018 and September 30, 2017, respectively. The compensation costs were classified as Selling, general and administrative expense in the Consolidated Statements of Income.  No cost was capitalized during the thirty-nine weeks ended September 29, 2018 and September 30, 2017.

We use the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. During the thirty-nine weeks ended September 29, 2018 and September 30, 2017 we granted 69,014 and 58,024 stock options, respectively.

The following table summarizes our stock option activity for the thirty-nine weeks ended September 29, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 30, 2017	122,547	$57.74
Granted	69,014	$72.32
Exercised	(4,000)	$5.67
Balance at September 29, 2018	187,561	$64.21	3.7	$2,490,355
Options exercisable at September 29, 2018	47,079	$51.55	2.6	$1,220,858

   There were 4,000 options exercised during the thirty-nine weeks ended September 29, 2018. There were 32,000 options exercised in the thirty-nine weeks ended September 30, 2017. As of September 29, 2018, there was $1.6 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

There was no cash generated from stock option exercises in the thirty-nine weeks ended September 29, 2018. The cash received from stock option exercises was $0.1 million in the thirty-nine weeks ended September 30, 2017.

There was no excess tax benefit generated from stock options exercised in the thirty-nine weeks ended September 29, 2018. There was $0.6 million of excess tax benefit generated from stock option exercises in the thirty-nine weeks ended September 30, 2017 and was credited to income tax expense.

Employee Stock Purchase Plan

In May 2017, our shareholders’ approved the Dorman Products, Inc. Employee Stock Purchase Plan (the “ESPP”), which makes available 1,000,000 shares of our common stock for sale to eligible employees. There were 7,382 shares purchased under this plan in the thirty-nine weeks ended September 29, 2018. During the thirty-nine weeks ended September 29, 2018, compensation cost under the Plan was $0.2 million.

8.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of 63,000 shares and 47,500 shares were excluded from the calculation of diluted earnings per share as of September 29, 2018 and September 30, 2017, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands, except per share data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Numerator
Net income	$34,017	$27,008	$99,003	$84,632
Denominator:
Weighted average basic shares outstanding	32,985	33,822	33,177	34,111
Effect of stock-based compensation awards	110	87	90	91
Weighted average diluted shares outstanding	33,095	33,909	33,267	34,202
Earnings Per Share:
Basic	$1.03	$0.80	$2.98	$2.48
Diluted	$1.03	$0.80	$2.98	$2.47

9.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the thirty-nine weeks ended September 29, 2018, we repurchased and cancelled 20,160 shares of common stock for $1.5 million at an average price of $73.35 per share. During the fifty-two weeks ended December 30, 2017, we repurchased and cancelled 19,110 shares of common stock for $1.4 million at an average price of $73.34 per share.

Our Board of Directors authorized a share repurchase program of up to $250 million through December 31, 2018. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the thirty-nine weeks ended September 29, 2018, we repurchased and cancelled 486,487 shares of common stock for $33.8 million at an average price of $69.41 per share under this program. For the fifty-two weeks ended December 30, 2017, we repurchased and cancelled 1,006,365 shares of common stock for $74.7 million at an average price of $74.26 per share under this program.

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

Additionally, we have a non-cancelable operating lease for our Canadian operating facility from a corporation of which an employee, who is also the former owner of MAS, and his family members are owners. Based upon the terms of the lease, payments will be $0.5 million in fiscal 2018 and were $0.1 million in fiscal 2017. This lease will expire on January 31, 2019.

We are a partner in a joint venture with one of our suppliers and own minority interests in two other suppliers. Each of these investments is accounted for according to the equity method. In June 2018 we acquired the remaining outstanding shares of a previously unconsolidated entity.  The estimated fair value of the net assets acquired was less than our prior investment in the entity. As a result, we recorded an impairment charge of $1.1 million which is included within Selling, General, and Administrative expenses in the Consolidated Statement of Income during the thirty-nine weeks ended September 29, 2018.

11.	Income Taxes

At September 29, 2018, we had $2.5 million of net unrecognized tax benefits, $2.2 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 29, 2018 we had approximately $0.7 million of accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the United States, Canada, India, and Mexico. All years before 2015 are closed for federal tax purposes. Tax years before 2013 are closed for the all states in which we file. We filed tax returns in Sweden through 2012 and all years prior to 2010 are closed. It is reasonably possible that audit settlements, the conclusion of current examinations or the expirations of the statute of limitations could impact the Company’s unrecognized tax benefits.

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

As permitted by SEC Staff Accounting Bulletin (“SAB No. 118”), the net tax expense recorded in our financial statements for the fourth fiscal quarter of 2017 due to the enactment of the TCJA is considered “provisional” based on reasonable estimates. The net tax expense recorded was $4.4 million. We are continuing to collect and analyze detailed information that could impact this amount, and may record adjustments to refine those estimates during the measurement period defined in SAB No. 118, as additional analysis is completed. No adjustments to the provisional expense related to the enactment of the TCJA were recorded in the thirty-nine weeks ended September 29, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces existing lease guidance. The ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. Additionally, in August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition. The new guidance is effective for annual periods beginning after December 15, 2018, with early application permitted. The new standard is required to be applied with a modified retrospective approach. We are evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures, which includes adoption of practical expedients, review of lease agreements, review of services contracts and other supplier agreements for embedded leases and calculation of transition adjustments.

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

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the need to perform a hypothetical purchase price allocation to measure goodwill impairment. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are evaluating the new guidance, however, we do not believe the new guidance will have a material impact on our consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of the current employee share-based payment guidance to include share-based payments issued to nonemployees to substantially aligns the accounting for share-based payments for nonemployees with those made to employees including, the fair value measurement, measurement date and classification of certain awards. The new guidance is effective for fiscal years beginning after December 15, 2018, with early application permitted. We are evaluating the new guidance, however, we do not believe the new guidance will have a material impact on our consolidated financial statements and related disclosures.

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

New Product Development

New product development is a critical success factor for us and is our primary vehicle for growth. We have made incremental investments to increase our new product development efforts each year since 2003 in an effort to grow our business and strengthen our relationships with our customers. The investments are primarily in the form of increased product development resources, increased customer and end-user awareness programs and customer service improvements. These investments have enabled us to provide an expanding array of new product offerings and grow revenues at levels that exceed market growth rates. As a result of these investments, we introduced 4,980 new products to our customers and end users in the thirty-nine weeks ended September 29, 2018, including 1,244 “New to the Aftermarket” SKU’s. We introduced 4,079 new products to our customers and end users in the fiscal year ended December 30, 2017, including 1,192 “New to the Aftermarket” SKU’s.

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

In 2012, we introduced Dorman Heavy Duty Solutions, a line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here is on formerly “dealer only” parts similar to the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. We currently have approximately 1,191 SKU’s in this product line. We will continue to invest aggressively in the medium and heavy duty product line.

Acquisitions

Our growth is also impacted by acquisitions. For example, in August of 2018, we acquired Flight Systems Automotive Group LLC (“Flight Systems” or “Flight”). Additionally, in October 2017, we acquired MAS Automotive Distributors, Inc. (“MAS Industries” or “MAS”). We believe Flight and MAS are highly complementary to our business and growth strategy. We may acquire businesses in the future to supplement our financial growth, distribution capabilities, or product development resources.

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

Effective September 24th, the Office of the United States Trade Representative (USTR) imposed an additional tariff on approximately $200 billion worth of Chinese imports. The tariff will be approximately 10% until December 31, 2018 and will increase to 25% effective January 1, 2019.  The tariffs enacted to date will increase the cost of many products that are manufactured for Dorman in China. We are taking several actions to fully mitigate the impact of the tariffs including, but not limited to, price increases to our customers and cost concessions from our suppliers. We do not anticipate that the tariffs will materially impact gross profit in the fourth quarter of 2018. Although we expect to mitigate the impact of tariffs in fiscal 2019, we expect selling price increases associated with the tariffs to be fully offset by the higher tariffs incurred.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Income:

	Thirteen Weeks Ended*				Thirty-Nine Weeks Ended*
(in millions)	September 29, 2018		September 30, 2017		September 29, 2018		September 30, 2017
Net sales	$248.0	100.0%	$224.6	100.0%	$713.4	100.0%	$675.5	100.0%
Cost of goods sold	$153.0	61.7%	$136.5	60.8%	$437.0	61.3%	$407.8	60.4%
Gross profit	$95.0	38.3%	$88.1	39.2%	$276.3	38.7%	$267.7	39.6%
Selling, general and administrative expenses	$51.3	20.7%	$45.3	20.2%	$149.8	21.0%	$134.9	19.9%
Income from operations	$43.7	17.6%	$42.8	19.1%	$126.5	17.7%	$132.8	19.7%
Interest income, net	$0.1	0.0%	$0.2	0.1%	$0.3	0.0%	$0.5	0.0%
Income before income taxes	$43.8	17.7%	$43.0	19.1%	$126.8	17.8%	$133.3	19.7%
Provision for income taxes	$9.8	3.9%	$16.0	7.1%	$27.8	3.9%	$48.7	7.2%
Net income	$34.0	13.7%	$27.0	12.0%	$99.0	13.9%	$84.6	12.5%

* Information in table does not add due to rounding

Thirteen Weeks Ended September 29, 2018 Compared to Thirteen Weeks Ended September 30, 2017

Net sales increased 10% to $248.0 million for the thirteen weeks ended September 29, 2018 from $224.6 million for the thirteen weeks ended September 30, 2017. The increase in net sales is due to increased demand for our products, approximately $10 million of net sales attributed to MAS and approximately $1.7 million of sales attributed to Flight.

Gross profit margin was 38.3% of net sales for the thirteen weeks ended September 29, 2018 compared to 39.2% of net sales for the thirteen weeks ended September 30, 2017. The decrease in gross profit margin was primarily a result of the impact of acquisitions which carry lower gross margins compared to historical levels.

Selling, general and administrative expenses were $51.3 million for the thirteen weeks ended September 29, 2018 compared to $45.3 million for the thirteen weeks ended September 30, 2017. The increase in expense during the thirteen weeks ended September 29, 2018 was primarily due to the inclusion of the expenses of acquired operations, the reinvestment of tax savings in our product development and sales organizations, increased wage and benefit costs, and increase costs associated with our accounts receivable sales program.

Our effective tax rate was 22.3% for the thirteen weeks ended September 29, 2018 compared to 37.1% for the thirteen weeks ended September 30, 2017. The effective tax rate decreased primarily due to the Tax Cuts and Jobs Act enacted in the United States in December 2017, which lowered the U.S Corporate federal income tax rate to 21% beginning in 2018.

Thirty-Nine Weeks Ended September 29, 2018 Compared to Thirty-Nine Weeks Ended September 30, 2017

Net sales increased 6% to $713.4 million for the thirty-nine weeks ended September 29, 2018 from $675.5 million for the thirty-nine weeks ended September 30, 2017. The increase in net sales is primarily due to approximately $30.0 million of net sales attributed to MAS and increased demand for our products, which was partially offset by the negative effects of a brand protection policy implemented in the fourth fiscal quarter ofk 2017.

Gross profit margin was 38.7% of net sales for the thirty-nine weeks ended September 29, 2018 compared to 39.6% of net sales for the thirty-nine weeks ended September 30, 2017. The decrease in gross profit margin was primarily attributable to lower overall selling prices, a $1.8 million inventory fair value adjustment resulting from the MAS acquisition, the impact of acquisitions which carry lower gross margins compared to historical levels, and an unfavorable sales mix towards lower margin products.

Selling, general and administrative expenses were $149.8 million for the thirty-nine weeks ended September 29, 2018 compared to $134.9 million for the thirty-nine weeks ended September 30, 2017. The increase in expense during the thirty-nine weeks ended September 29, 2018 was primarily due to the inclusion of the expenses of acquired operations, reinvestment of tax savings in product development and other areas, an increase in wage and benefit costs, and a $1.1 million non-cash impairment related to the acquisition of the remaining outstanding shares of a previously unconsolidated entity. In addition, accounts receivable sales costs increased $1.6 million due to increased interest rates associated with the program.

Our effective tax rate was 21.9% for the thirty-nine weeks ended September 29, 2018 compared to 36.5% for the thirty-nine weeks ended September 30, 2017. The effective tax rate decreased primarily due to the Tax Cuts and Jobs Act enacted in the United States in December 2017, which lowered the U.S Corporate federal income tax rate to 21% beginning in 2018.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by our customers. Cash and cash equivalents at September 29, 2018 decreased to $53.1 million from $71.7 million at December 30, 2017. Working capital was $474.1 million at September 29, 2018 compared to $422.1 million at December 30, 2017. Shareholders’ equity was $702.0 million at September 29, 2018 and $634.8 million at December 30, 2017. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, or other factors.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During the thirty-nine weeks ended September 29, 2018 and September 30, 2017, we sold approximately $438.6 million and $442.5 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

In December 2017, we entered into a credit agreement which will expire in December 2022. This agreement provides for an initial revolving credit facility of $100.0 million and gives us the ability to request increases of up to an incremental $100.0 million. Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 65 basis points to LIBOR plus 125 basis points based upon the ratio of consolidated funded debt to consolidated EBITDA, as defined by the credit agreement. The interest rate at September 29, 2018 was LIBOR plus 65 basis points (2.91%). The credit agreement also contains other covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement.  The credit agreement also requires us to pay an unused fee of 0.10% on the average daily unused portion of the facility. As of September 29, 2018, there were no borrowings under the facility and we had two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $99.2 million available under the facility at September 29, 2018.

Cash Flows

The following summarizes the activities included in the Consolidated Statements of Cash Flows:

	Thirty-Nine Weeks Ended
(in thousands)	September 29, 2018	September 30, 2017
Cash provided by operating activities	$65,213	$59,362
Cash used in investing activities	(46,139)	(30,564)
Cash used in financing activities	(37,624)	(61,130)
Net decrease in cash and cash equivalents	$(18,550)	$(32,332)

During the thirty-nine weeks ended September 29, 2018, cash provided by operating activities was $65.2 million primarily as a result of $99.0 million in net income, non-cash adjustments to net income of $25.8 million and a net increase in operating assets and liabilities of $59.6 million. Compared to the Consolidated Balance Sheet at December 30, 2017 and including the impact of acquisitions, accounts receivable increased $56.5 million due to the timing of cash receipts. Inventory increased $16.1 million due to increased inventory purchases. Accounts payable increased $15.3 million due to the timing of payments to our vendors. The change in prepaids, other assets, and accrued compensation and other liabilities was not material.

During the thirty-nine weeks ended September 30, 2017, cash provided by operating activities was $59.4 million primarily as a result of $84.6 million in net income, non-cash adjustments to net income of $14.5 million and a net increase in operating assets and liabilities of $39.7 million. Compared to the Consolidated Balance Sheet at December 31, 2016, inventory increased $31.0 million due to higher inventory purchases to support new product launches and customer fill rates. Other assets and liabilities, net, increased by $13.3 million primarily due to an increase in long-term core inventory and payments related to accrued income taxes and accrued compensation. The change in accounts receivable and accounts payable was not material.

Investing activities used $46.1 million of cash in the thirty-nine weeks ended September 29, 2018 and $30.6 million in the thirty-nine weeks ended September 30, 2017.

•

Capital spending in the thirty-nine weeks ended September 29, 2018 was primarily related to $6.4 million in tooling associated with new products and $4.2 million in enhancements and upgrades to our information systems.

•

Capital spending in the thirty-nine weeks ended September 30, 2017 was primarily related to $7.8 million in tooling associated with new products and $5.8 million in enhancements and upgrades to our information systems.

•	During the thirty-nine weeks ended September 29, 2018, we used $27.5 million to acquire all of the outstanding equity of Flight Systems Automotive Group.
•

Additionally, during the thirty-nine weeks ended September 30, 2017, we used $3.1 million to acquire certain assets of Ingalls Engineering Co., Inc. and $10.0 million to acquire a minority equity interest in a supplier.

•	The remaining capital spending in both periods resulted from scheduled equipment replacements, certain facility improvements and other capital projects.

Financing activities used $37.6 million of cash in the thirty-nine weeks ended September 29, 2018 and $61.1 million in the thirty-nine weeks ended September 30, 2017.

•

In the thirty-nine weeks ended September 29, 2018, we paid $33.8 million to repurchase 486,487 common shares. In the thirty-nine weeks ended September 30, 2017, we paid $59.0 million to repurchase 782,425 common shares.

•

The remaining uses of cash from financing activities in each period result from payment of contingent consideration, stock compensation plan activity and the repurchase of common stock from our 401(k) Plan.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.

During the thirty-nine weeks ended September 29, 2018, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 30, 2017.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended September 29, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended September 29, 2018, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2018 through July 28, 2018	47,920	$70.46	43,500	$46,233,590
July 29, 2018 through August 25, 2018	31,893	$77.19	29,448	$43,966,427
August 26, 2018 through September 29, 2018	17,231	$79.11	13,151	$42,934,590
Total	97,044	$74.21	86,099	$42,934,590

(1)

Includes 10,660 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 9 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q).  Also includes 285 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period.  The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan.

(2)

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors expanded the program up to $250 million and extended the program through December 31, 2018. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 486,487 shares under this program during the thirty-nine weeks ended September 29, 2018.

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

101

The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended September 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

October 30, 2018

/s/ Mathias J. Barton
Mathias J. Barton
Chief Executive Officer
(principal executive officer)

 October 30, 2018

/s/ Michael P. Ginnetti
Michael P. Ginnetti
Chief Financial Officer and
Corporate Controller
(principal financial and accounting officer)