Form 10-K
period 2018-12-29
Dorman Products, Inc.
filed 2019-02-26
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

As of February 18, 2019 the registrant had 32,994,991 shares of common stock, $0.01 par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was $1,588,586,757.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 29, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K

DORMAN PRODUCTS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 29, 2018

The Company’s fiscal year ends on the last Saturday of the calendar year.

References to	Refers to the year ended
Fiscal 2014	December 27, 2014
Fiscal 2015	December 26, 2015
Fiscal 2016	December 31, 2016
Fiscal 2017	December 30, 2017
Fiscal 2018	December 29, 2018

PART I

Item 1. Business.

General

Dorman Products, Inc. was incorporated in Pennsylvania in October 1978. As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries.

We believe we are a leading supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket. As of December 29, 2018, we marketed approximately 77,000 unique parts as compared to approximately 70,000 as of December 30, 2017, many of which we designed and engineered. Unique parts exclude private label stock keeping units (“SKU’s”) and other variations in how we market, package and distribute our products, but include unique parts of acquired companies. We believe we are a leading aftermarket supplier of original equipment “dealer exclusive” items. Original equipment “dealer exclusive” items are those which were traditionally available to consumers only from original equipment manufacturers or used parts from salvage yards and include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers and complex electronics modules. Fasteners include such items as oil drain plugs, wheel bolts, and wheel lug nuts.  Approximately 84% of our products are sold under brands that we own and the remainder of our products are sold for resale under customers' private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as Advance Auto Parts, Inc. (“Advance”), AutoZone, Inc. (“AutoZone”), and O'Reilly Automotive, Inc. (“O’Reilly”)), national, regional and local warehouse distributors (such as Genuine Parts Co. – NAPA (“NAPA”)) and specialty markets, and salvage yards. We also distribute automotive replacement parts internationally, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East, and Australia.

The Automotive Aftermarket

The automotive replacement parts market has two components: parts for passenger cars and light trucks, which accounted for projected industry sales of approximately $296.0 billion in 20181, and parts for medium and heavy duty trucks, which accounted for projected industry sales of approximately $96.4 billion in 20181. We market products primarily for passenger cars and light trucks, including those with diesel engines and, since 2012, for medium and heavy duty trucks. Two distinct groups of end-users buy replacement vehicle (automotive and truck) parts: (i) individual consumers, who purchase parts to perform "do-it-yourself" repairs on their own vehicles; and (ii) professional installers, which include vehicle repair shops and the dealership service departments.  The individual consumer market is typically supplied through retailers and through the retail arms of warehouse distributors. Vehicle repair shops generally purchase parts through local independent parts wholesalers and through national parts distributors. Automobile dealership service departments generally obtain parts through the distribution systems of vehicle manufacturers and specialized national and regional parts distributors.

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

[1]	Source: 2019 Auto Care Association Factbook

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

DORMAN® Premium Chassis - A complete premium chassis line. DORMAN® Premium® offers leading low-friction technology found in today’s late model automobiles. DORMAN® Premium RD®, offers solutions for rugged duty and fleet applications. MAS® offers replacement chassis part solutions for everyday driving.

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

We group our products into four major classes: power-train, automotive body, chassis, and hardware.  The following table represents each of the four classes as a percentage of net sales for each of the last three fiscal years:

	Percentage of Net Sales
	Year Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Power-train	40%	41%	41%
Chassis	29%	27%	25%
Automotive Body	26%	27%	29%
Hardware	5%	5%	5%
Total	100%	100%	100%

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

	2018	2017	2016
New to the aftermarket	1,716	1,192	1,255
Line extensions (many of which are exclusive items)	3,827	2,887	2,965
Total unique parts introduced	5,543	4,079	4,220

Through careful evaluation of high failure-prone parts, exacting design and precise engineering, we are frequently able to offer products which fit a broader range of makes and models, as well as a wider range of application years than the original equipment parts they replace. One such innovation is our HVAC climate control module specifically designed to provide optimal performance at a more economical price than a dealer replacement part. Our product development included consolidating multiple year, make and model vehicle solutions, to reduce customer inventory complexity, with a direct replacement/fit of matching design to the original equipment part.  The development process ensures ease of installation to save technician time.  Extensive on-vehicle testing was conducted to confirm proper function across all vehicle applications.

Our new truck bed floor support system provides a time-saving and cost-efficient repair solution for rusted original bed supports across a number of truck platforms ranging from 1999-2018 models. There were limited viable solutions for repairing rusted truck bed floor and support components to deliver the required functionality for these vehicles.  Dorman’s direct replacement truck bed floor supports provide a superior economic solution by replacing only the failed original supports, instead of the entire truck bed assembly. Dorman’s truck bed floor support includes all necessary components needed for a complete installation.

Additionally, Dorman introduced a line of nitrogen oxide sensors which represent another new-to the-aftermarket solution which we have pioneered, leveraging a strong team of mechanical and software engineers to redesign this emission sensor to meet stringent, regulated EPA standards. We designed, developed and engineered an aftermarket solution to meet the needs of the end technician servicing diesel fueled vehicles. The NOx (Nitrogen Oxide) Sensor is a high-temperature sensor designed to detect NOx levels in diesel-fueled vehicles that must comply with state emissions regulations. As state emissions requirements become more demanding for diesel vehicles, it is imperative to have a quality sensor to notify the driver when high amounts of NOx levels are in the engine.

Ideas for expansion of our product lines arise through a variety of sources. We maintain an in-house product management staff that routinely generates ideas for new parts and the expansion of existing lines. Further, we maintain an "800" telephone number and an Internet site for "new product ideas" and receive, through our sales force, product development team, and our website, many ideas from our customers and end-users as to which types of presently unavailable parts the ultimate consumers are seeking.

Sales and Marketing

We market our products to three groups of purchasers who in turn supply individual consumers and professional installers. Our products are also available in our customer’s retail stores, on our customer’s websites, and through warehouse distributors. Based on net sales to our customers as of December 29, 2018:

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

We use a number of different methods to sell our products. Our direct sales and sales support staff of over 80 people solicits purchases of our products directly from customers, as well as manages the activities of independent manufacturers’ representative agencies worldwide. We use independent manufacturers’ representative agencies to help service existing automotive retail, automotive and heavy duty parts distribution customers, providing frequent on-site contact. We increase sales by securing new customers, by adding new product lines and expanding product selection within existing customers.

Our sales efforts are not directed merely at selling individual products, but rather more broadly towards selling our entire product portfolio in an effort to make our customers a destination for new to the aftermarket products.

We prepare a number of on-line catalogs, application guides, digital marketing tools, training materials and videos designed to describe our products and other applications as well as to train our customers' sales teams in the promotion and sale of our products. Catalogs of all our parts are available on our website.

We currently service more than 2,500 active accounts.  During fiscal 2018, fiscal 2017 and fiscal 2016, four customers (Advance, AutoZone, NAPA, and O'Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for approximately 63% of net sales in fiscal 2018, 61% in fiscal 2017, and 60% in fiscal 2016.

Manufacturing and Procurement

Substantially all of our products are manufactured by third parties. We engage professional manufacturing firms around the world to develop and manufacture products according to our performance and design specifications, using tooling that we own. In fiscal 2018, as a percentage of our total dollar volume of purchases, approximately 23% of our products were purchased from various suppliers throughout the United States and the balance of our products were purchased directly from suppliers in a variety of foreign countries. Our global supplier network provides access to a broad array of manufacturing capabilities and technologies while limiting our dependency on any single source of supply.  While our supplier selection and sourcing programs will continue to leverage our strategic manufacturing firms, for a substantial portion of our product portfolio, we also have qualified alternative sources available to provide additional support and capacity if needed. We make a concerted effort to build and nurture strong, healthy relationships with our suppliers. We purchase automotive products in substantial volumes from over 260 suppliers. For fiscal 2018, no single manufacturer accounted for more than 10% of total product purchases.

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

Proprietary Rights

While we take steps to register our trademarks and copyrights when possible, we believe that our business is not heavily dependent on such trademark and copyright registrations. Similarly, while we actively seek patent protection for the products and improvements which we develop, we do not believe that patent protection is critical to the success of our business. Rather, the quality, price, customer service and availability of our products is critical to our success.

Employees

As noted below, at December 29, 2018, we had 2,370 employees worldwide, essentially all of which were employed full-time. “Operations” consists of employees engaged in production, inventory and quality control. “Product Development” includes employees involved in product development and purchasing. “Quality and Engineering” consists of employees involved in internal and external quality management, manufacturing engineering, design, and testing. “Sales” includes employees employed in sales and customer service. “Administration” includes executive officers, finance, legal and human resources. The number of employees will be affected by planned and unplanned open positions at any point in time.

	2018
	U.S.	Foreign	Total
Operations	1,506	104	1,610
Product Development	234	28	262
Quality and Engineering	134	16	150
Sales	104	15	119
Administration	218	11	229
Total Employees	2,196	174	2,370

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

Unfavorable Economic Conditions May Adversely Affect Our Business.

Adverse changes in economic conditions, including inflation, recession, tariffs, or instability in the financial markets or credit markets may either lower demand for our products or increase our operational costs, or both.  Such conditions may also materially impact our customers, suppliers and other parties with whom we do business.  Our revenue will be adversely affected if demand for our products declines. The impact of unfavorable economic conditions may also impair the ability of our customers to pay for products they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivables may increase and failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our results of operations and financial condition.

The Loss or Decrease in Sales Among One of Our Top Customers Could Have a Substantial Negative Impact on Our Sales and Operating Results.

A significant percentage of our sales has been, and is expected to be, concentrated among a relatively small number of customers. During fiscal 2018, fiscal 2017 and fiscal 2016, four customers (Advance, AutoZone, NAPA and O'Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for approximately 63% of net sales in fiscal 2018, 61% in fiscal 2017, and 60% in fiscal 2016. We anticipate that this concentration of sales among these customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results.

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

Our Business May be Negatively Impacted By Foreign Currency Fluctuations and Our Dependence on Foreign Suppliers.

In fiscal 2018, approximately 77% of our products were purchased from suppliers in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. Dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. Dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the U.S. Dollar decreases in value relative to foreign currencies in the future, the price of the product in U.S. Dollars for new purchase orders may increase.

The largest portion of our overseas purchases are from China. However, the products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. The Chinese Yuan to U.S. Dollar exchange rate has fluctuated over the past several years. Any future change in the value of the Chinese Yuan relative to the U.S. Dollar may impact the cost of products that we purchase from China.

As a result of the magnitude of our foreign sourcing, our business may be subject to various risks, including the following:

•

uncertainty caused by the elimination of import quotas and the possible imposition of additional quotas or antidumping or countervailing duties, tariffs, or other retaliatory or punitive trade measures;

•	imposition of duties, tariffs, taxes and other charges on imports;
•	significant devaluation of the dollar against foreign currencies;
•	restrictions on the transfer of funds to or from foreign countries;

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

Additionally, in 2017 we acquired a business based in Montreal, Canada, whose operations are conducted in both U.S. Dollar and Canadian Dollar currencies.  Since our consolidated financial statements are denominated in U.S. dollars, amounts of assets, liabilities, net sales, and other revenues and expenses denominated in local currencies must be translated into U.S. dollars using exchange rates for the current period.  As a result, foreign currency exchange rates and fluctuations in those rates could adversely impact our financial performance.

We Extend Credit to Our Customers Who May Be Unable to Pay In the Future.

We regularly extend credit to our customers.   A significant percentage of our accounts receivable have been, and expected to continue to be concentrated among a relatively small number of automotive retailers and automotive parts distributors in the United States. Our five largest customers accounted for 79% of total accounts receivable as of December 29, 2018 and 85% of total accounts receivable as of December 30, 2017. Management continually monitors credit terms, credit limits, and the availability of credit insurance for these and other customers. If any of these customers were unable to pay, our business and financial condition could be adversely affected.

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

We depend upon third-party transportation providers for delivery of our products to us and to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, but not limited to, shortages of vehicles or drivers, disruptions in rail service, port congestion, or increases in fuel prices, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis.

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

Dorman’s Executive Chairman and His Family Members Own a Significant Portion of the Company.

As of February 18, 2019, Steven L. Berman, our Executive Chairman, and his family members beneficially own approximately 18% of the Company’s outstanding common stock.  As such, Mr. Berman and his family members can influence matters requiring approval of shareholders, including the election of the Board of Directors and the approval of significant transactions.  Such concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

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

We rely extensively on our computer systems to manage inventory, process transactions and timely provide products to our customers. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches, cyber-attacks or other catastrophic events. If our systems are damaged or fail to function properly, we may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions. Such a disruption of our systems could negatively impact revenue and potentially have a negative impact on our results of operations, financial condition and cash flows.

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

Cyber-attacks or Other Breaches of Information Technology Security Could Adversely Impact Our Business and Operations.

Cyber-attacks or other breaches of network or information technology security may cause equipment failure or disruption to our operations.  Such attacks, which include the use of malware, encryption, computer viruses and other means for disruption or unauthorized access, on companies have increased in frequency, scope and potential harm in recent years We take preventive actions to reduce the risk of cyber incidents and protect our information technology and networks, however, such preventative actions may be insufficient to repel a major cyber-attack in the future.  To the extent that any disruption or security breach results in a loss or damage to our data or unauthorized disclosure of confidential information, it could cause significant damage to our reputation, affect our relationship with our customers, suppliers and employees, and lead to claims against us and ultimately harm our business.  Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Imposition of New Taxes or Customs Duties on Our Products Could Adversely Affect Our Business.

In fiscal 2018, approximately 77% of our products were purchased from suppliers in a variety of foreign countries. Due to economic and political conditions, tax and duty rates on imported goods may be subject to significant change. The imposition or proposed imposition of new or increased taxes or duties on our products could increase the cost of our products or reduce overall consumption of our products, or both, particularly if tax or duty levels increased substantially relative to those for products manufactured in the United States. The imposition of new taxes on our products or any substantial increase in duty rates on our products could adversely affect our business, financial condition or results of operations.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Facilities

As of December 29, 2018 we have 21 warehouse and office facilities located throughout the United States, Canada, China, Taiwan and India.

Two of these facilities are owned and the remainder are leased. Our principal facilities are as follows:

Location	Description	Size		Ownership
Colmar, PA	Corporate Headquarters Warehouse and office	342,000	sq. ft.	Leased	(1)
Portland, TN	Warehouse and office	815,670	sq. ft.	Leased
Warsaw, KY	Warehouse and office	710,500	sq. ft.	Owned
Portland, TN	Warehouse and office	581,500	sq. ft.	Leased
Lewisberry, PA	Warehouse and office	163,000	sq. ft.	Leased
Louisiana, MO	Warehouse and office	90,000	sq. ft.	Owned
Montreal, Quebec, Canada	Warehouse and office	87,900	sq. ft.	Leased	(2)
Sanford, NC	Warehouse and office	52,000	sq. ft.	Leased
Shanghai, China	Office	16,000	sq. ft.	Leased

(1)

We lease the Colmar facility from a partnership of which Steven L. Berman, Executive Chairman, and his family members are partners. Under this lease agreement we paid rent of $4.61 per square foot ($1.6 million per year) in fiscal 2018. The rent payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. This lease was renewed during November 2016, effective as of January 1, 2018, and will expire on December 31, 2022. In the opinion of the Audit Committee of our Board of Directors, the terms of this lease were no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed during November 2016.

(2)

We lease the Montreal facility from a corporation of which an employee and his family members are owners. Under this lease agreement we began paying rent of $7.55 per square foot ($0.7 million per year) in October 2017. This lease will expire on February 28, 2019. We are in the process of transferring the distribution activities of this facility to our Portland, TN facility.

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

Item 4. Mine Safety Disclosures.

Not Applicable

Item 4.1. Executive Officers of the Registrant.

Executive Officers of the Registrant.

The following table sets forth certain information with respect to our executive officers:

Name	Age	Position with the Company
Steven L. Berman	59	Executive Chairman, Secretary and Treasurer
Kevin M. Olsen	47	President and Chief Executive Officer
Jeffrey L. Darby	51	Senior Vice President, Sales and Marketing
Michael B. Kealey	44	Executive Vice President, Commercial
Michael P. Ginnetti	42	Corporate Controller and Interim Chief Financial Officer

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

Kevin M. Olsen joined the Company in June 2016 as Senior Vice President and Chief Financial Officer. He became Executive Vice President in June 2017, President and Chief Operating Officer in August of 2018 and President and Chief Executive Officer on January 1, 2019. Prior to joining the Company, Mr. Olsen was Chief Financial Officer of Colfax Fluid Handling, a division of Colfax Corporation, a diversified global manufacturing and engineering company that provides gas and fluid-handling and fabrication technology products and services to commercial and governmental customers around the world, from January 2013 through June 2016. Prior to joining Colfax, he served in progressively responsible management roles at the Forged Products Aero Turbine Division of Precision Castparts Corp, Crane Energy Flow Solutions, a division of Crane Co., Netshape Technologies, Inc., and Danaher Corporation. Prior thereto, Mr. Olsen was employed by PwC, LLP.

Jeffrey L. Darby joined the Company in November 1998 as a National Account Manager. He became Senior Vice President, Sales and Marketing in February 2011. He previously held the positions of Group Vice President from 2008 to 2010 and Vice President of Sales – Traditional and Key Accounts from 2006 to 2008. Prior to joining the Company, Mr. Darby worked for Federal Mogul Corporation/Moog Automotive, an automotive parts supplier, beginning in 1990.

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

Michael P. Ginnetti is serving as Interim Chief Financial Officer from August 2018 through February 2019. Mr. Ginnetti currently also serves as Vice President, Corporate Controller of the Company. He has served in this position since May 2011. Prior to joining the Company, Mr. Ginnetti was employed by Technitrol, Inc., an electronic components manufacturer, from 2001 to 2011, most recently as Corporate Controller and Chief Accounting Officer. Previously, he was employed by Arthur Andersen LLP in the Audit and Business Advisory practice.

On February 19, 2019, we announced that David M. Hession was appointed to serve as our Senior Vice President and Chief Financial Officer, effective as of March 1, 2019. Mr. Hession, 50, was Vice President, Chief Financial Officer of Johnsonville, LLC, a privately held manufacturer of sausage and other protein products, from May 2013 through January 2019.  Prior to joining Johnsonville, he served in progressively responsible management roles at McCormick & Company, Inc., Tradeout, Inc., and Xylum Corporation. Prior thereto, Mr. Hession performed management consulting work at Ernst & Young, LLP and Peterson Consulting LP.

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded publicly on the NASDAQ Global Select Market under the ticker symbol “DORM”.  At February 18, 2019 there were 212 holders of record of our common stock.

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

Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return for our common stock with the cumulative total shareholder return for the Automotive Parts & Accessories Peer Group of the Morningstar Group Index (formerly Hemscott Group Index) and the NASDAQ Composite Market Index for the period from December 28, 2013 to December 29, 2018. The Automotive Parts & Accessories Peer Group is comprised of 142 public companies and the information was furnished by Morningstar, Inc. through Zacks Investment Research, Inc. The graph assumes $100 invested on December 28, 2013 in our common stock and each of the indices, and that dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies.

Stock Repurchases

During the last thirteen weeks of the fiscal year ended December 29, 2018, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 30, 2018 through October 27, 2018	123,389	$70.16	121,000	$184,440,534
October 28, 2018 through November 24, 2018	16,036	$77.12	14,736	$183,316,391
November 25, 2018 through December 29, 2018	4,440	$84.16	—	$183,316,391
Total	143,865	$71.37	135,736	$183,316,391

(1)

Includes 2,009 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period.  The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan.  Also includes 6,120 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 13, Capital Stock, to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K).

(2)

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014.  Through several expansions and extensions, our Board of Directors has expanded the program to $400 million and extended the program through December 31, 2020. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion.  The share repurchase program does not obligate us to acquire any specific number of shares.  We repurchased 622,223 and 1,006,365 shares under this program during the fiscal years ended December 29, 2018 and December 30, 2017, respectively.

Item 6. Selected Financial Data.

	Fiscal year ended (1)
(in thousands, except per share data)	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014
Statement of Operations Data:
Net sales	$973,705	$903,221	$859,604	$802,957	$751,476
Income from operations	171,143	176,240	168,601	146,157	140,734
Net income	$133,602	$106,599	$106,049	$92,329	$89,987
Earnings per share
Basic	$4.04	$3.14	$3.07	$2.60	$2.50
Diluted	$4.02	$3.13	$3.07	$2.60	$2.49
Balance Sheet Data:
Total assets	$887,557	$765,924	$711,792	$621,865	$557,716
Working capital	$488,138	$422,068	$447,766	$380,063	$339,528
Long-term debt	$—	$—	$—	$—	$—
Dividends paid	$—	$—	$—	$—	$—
Shareholders' equity	$727,623	$634,807	$601,642	$518,036	$462,061

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

Overview

We believe we are a leading supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket. As of December 29, 2018, we marketed approximately 77,000 unique parts as compared to approximately 70,000 as of December 30, 2017, many of which we designed and engineered. Unique parts exclude private label stock keeping units (“SKU’s”) and other variations in how we market, package and distribute our products, but include unique parts of acquired companies. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We believe we are a leading aftermarket supplier of original equipment “dealer exclusive” items. Original equipment “dealer exclusive” parts are those parts which were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, complex electronics modules, and exhaust gas recirculation (EGR) coolers.

We generate virtually all of our revenues from customers in the North American automotive aftermarket, primarily in the United States.  Our products are sold primarily through automotive aftermarket retailers; national, regional and local warehouse distributors and specialty markets; and salvage yards.  We also distribute automotive replacement parts outside the United States, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East, and Australia.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of net sales. The introduction of new products and product lines to customers, as well as business acquisitions, may cause significant fluctuations from quarter to quarter.

We operate on a fifty-two, fifty-three week period ended on the last Saturday of the calendar year. The fiscal years ended December 29, 2018 (“fiscal 2018”) and December 30, 2017 (“fiscal 2017”) were fifty-two week periods. The fiscal year ended December 31, 2016 (“fiscal 2016”) was a fifty-three week period.

Business Performance

We achieved record net sales and net income in fiscal 2018.  Net sales increased 8% over fiscal 2017 levels to $973.7 million, while net income increased 25% to $133.6 million.  Additionally, we generated $78.1 million of cash flows from operations and repurchased approximately $45.4 million of our outstanding common stock. Additionally, we acquired Flight Systems Automotive Group, LLC for $27.5 million. We believe our strong financial results have been driven by continued investments in new product development, a thoughtful approach to acquisitions, industry dynamics, and other economic factors.

New Product Development

New product development is a critical success factor for us and is our primary vehicle for growth.  We have made incremental investments to increase our new product development efforts each year since 2003 in an effort to grow our business and strengthen our relationships with our customers.  The investments are primarily in the form of increased product development resources, increased customer and end-user awareness programs and customer service improvements.  These investments have enabled us to provide an expanding array of new product offerings and grow revenues at levels that exceed market growth rates. As a result of these investments, we introduced 5,543 new products to our customers and end users in fiscal 2018, including 1,716 “New to the Aftermarket” SKU’s.

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

In 2012, we introduced a new line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years.  Our focus here is on formerly “dealer only” parts similar to the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering.  We currently have approximately 1,230 SKU’s in our medium and heavy duty product line. We will continue to invest aggressively in the medium and heavy duty product category.

Acquisitions

Our growth is also impacted by acquisitions. For example, in August 2018, we acquired Flight Systems Automotive Group LLC (“Flight Systems” or “Flight”). Additionally, in October 2017, we acquired MAS Automotive Distributors, Inc. (“MAS Industries” or “MAS”). We believe Flight and MAS are highly complementary to our business and growth strategy. We may acquire businesses in the future to supplement our financial growth, distribution capabilities, or product development resources.

Economic Factors

Vehicle owners operate their current vehicles longer than they did several years ago. As a result, owners perform necessary repairs and maintenance in order to keep those vehicles well maintained.  According to data published by Polk, a division of IHS Automotive, the average age of vehicles increased to 11.8 years as of October 2018 from 11.7 years as of October 2017 despite increasing new car sales. Additionally, the number of vehicles in operation in the United States continues to increase, growing 2.2% in 2018 to 285.7 million from 279.6 million in 2017.  Approximately 48% of vehicles in operation are 11 years old or older.  Vehicle scrappage rates have also decreased over the last several years.  The number of miles driven is another important statistic that impacts our business.  According to the United States Department of Transportation, the number of miles driven has increased each year since 2011 with miles driven having increased 0.3% as of November 2018 as compared to November 2017. Generally, as vehicles are driven more miles, the more likely it is that parts will fail.  The combination of the factors above has accounted for a portion of our sales growth.

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

Foreign Currency

Our acquisition of MAS increases our exposures to foreign currencies.  MAS is headquartered in Montreal, Canada, and its financial transactions occur in both U.S. Dollars and Canadian Dollars.  Since our consolidated financial statements are denominated in U.S. Dollars, the assets, liabilities, net sales, and expenses of MAS which are denominated in currencies other than the U.S. Dollar must be converted into U.S. Dollars using exchange rates for the current period.  As a result, fluctuations in foreign currency exchange rates may impact our financial results.

In fiscal 2018, approximately 77% of our products were purchased from suppliers in a variety of foreign countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. Dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. Dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the U.S. Dollar changes in value relative to foreign currencies in the future, the price of the product for new purchase orders may change in equivalent U.S. Dollars.

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

Impact of Tariffs

Effective September 24th, the Office of the United States Trade Representative (USTR) imposed an additional tariff on approximately $200 billion worth of Chinese imports. The tariff was approximately 10% as of December 29, 2018. The tariffs enacted to date will increase the cost of many products that are manufactured for Dorman in China. We are taking several actions to fully mitigate the impact of the tariffs including, but not limited to, price increases to our customers and cost concessions from our suppliers. Although we expect to mitigate the impact of tariffs in fiscal 2019, we expect selling price increases associated with the tariffs to be fully offset by the higher tariffs incurred. Tariffs are not expected to have a material impact on our net income, but will lower our gross and operating profit percentages as these additional costs are passed through to customers.

Results of Operations

The following table sets forth, for the periods indicated, the dollar value and percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	For the Fiscal Year Ended
(in millions, except percentage data)	December 29, 2018*		December 30, 2017*		December 31, 2016*
Net sales	$973.7	100.0%	$903.2	100.0%	$859.6	100.0%
Cost of goods sold	$600.4	61.7%	$544.6	60.3%	$521.5	60.7%
Gross profit	$373.3	38.3%	$358.6	39.7%	$338.1	39.3%
Selling, general and administrative expenses	$202.1	20.8%	$182.4	20.2%	$169.5	19.7%
Income from operations	$171.1	17.6%	$176.2	19.5%	$168.6	19.6%
Other (expense) income, net	$(0.0)	0.0%	$0.3	0.0%	$(0.2)	0.0%
Income before income taxes	$171.1	17.6%	$176.6	19.6%	$168.4	19.6%
Provision for income taxes	$37.5	3.9%	$70.0	7.7%	$62.3	7.2%
Net income	$133.6	13.7%	$106.6	11.8%	$106.0	12.3%

* Percentage of sales information does not add due to rounding

Fiscal Year Ended December 29, 2018 Compared to Fiscal Year Ended December 30, 2017

Net sales increased 8% to $973.7 million in fiscal 2018 from $903.2 in fiscal 2017. Our revenue growth was driven by overall strong demand for our products and the inclusion of revenue from acquired businesses. In fiscal 2018 approximately $48.3 million of net sales were attributed to acquisitions. Our growth was partially offset by the negative effects of a brand protection policy implemented in the fourth quarter of 2017.

Gross profit margin was 38.3% in fiscal 2018 compared to 39.7% in fiscal 2017. The decreased gross profit margin was primarily the result of the impact of acquisitions which carry lower gross margins compared to our historical levels.  Additionally, 2018 gross profit margin was negatively impacted by a $2.0 million inventory fair value adjustment resulting from business acquisitions, lower overall selling prices and an unfavorable shift in mix towards lower margin products.

Selling, general and administrative expenses were $202.1 million, or 20.8% of net sales, in fiscal 2018 compared to $182.4 million, or 20.2% of net sales, in fiscal 2017. The increase in expense was primarily due to the inclusion of the expenses of acquired operations, amortization expense of acquired intangible assets, reinvestment of tax savings in product development and sales organizations, an increase in wage and benefit costs and increased costs associated with our accounts receivable sales program.

Our effective tax rate decreased to 21.9% in fiscal 2018 from 39.6% in fiscal 2017. The decrease was attributable to the Tax Cuts and Jobs Act enacted in the United States in December 2017, which lowered the U.S. Corporate federal income tax rate to 21% beginning in 2018.

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

Gross profit margin was 39.7% in fiscal 2017 compared to 39.3% in fiscal 2016. The increased gross profit margin was primarily due to a favorable sales mix towards higher margin products, leverage of costs across higher sales volume, and material price decreases which were partially offset by lower overall selling prices during fiscal 2017 compared to fiscal 2016. Additionally, 2017 gross profit margin was negatively impacted by inventory fair value adjustment related to MAS of $0.6 million.

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by certain customers. Cash and cash equivalents at December 29, 2018 decreased to $43.5 million from $71.7 million at December 30, 2017. Working capital was $488.1 million at December 29, 2018 compared to $422.1 million at December 30, 2017. Shareholders’ equity was $727.6 million at December 29, 2018 and $634.8 million at December 30, 2017. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months.  However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, or other factors.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and have significantly impacted cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. However, these accounts receivable sales programs bear interest rates tied to LIBOR, therefore, as LIBOR rates increase our cost to sell our receivables also increases. During fiscal 2018 and fiscal 2017, we sold approximately $604.7 million and $582.9 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted.  We expect continued pressure to extend our payment terms for the foreseeable future.  Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sale of accounts receivable.

In December 2017, we entered into a credit agreement which will expire in December 2022.  This agreement provides for an initial revolving credit facility of $100.0 million and gives us the ability to request increases of up to an incremental $100.0 million.  This agreement replaces our previous $30.0 million credit agreement. Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 65 basis points to LIBOR plus 125 basis points based upon the ratio of consolidated funded debt to consolidated EBITDA, as defined by the credit agreement. The interest rate at December 29, 2018 was LIBOR plus 65 basis points (3.17%). The credit agreement also contains other covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement.  The new agreement also requires us to pay an unused fee of 0.10% on the average daily unused portion of the facility. As of December 29, 2018, we were in compliance with all financial covenants contained in the credit agreement. As of December 29, 2018, there were no borrowings under the facility and we had two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $99.2 million available under the facility at December 29, 2018

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

(in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Cash provided by operating activities	$78,112	$94,241	$121,539
Cash used in investing activities	(59,146)	(94,437)	(26,254)
Cash used in financing activities	(46,938)	(77,271)	(24,823)
Effect of exchange rate changes on cash and cash equivalents	(261)	37	-
Net (decrease) increase in cash and cash equivalents	$(28,233)	$(77,430)	$70,462

During fiscal 2018, cash provided by operating activities was $78.1 million primarily as a result of $133.6 million in net income, non-cash adjustments to net income of $31.2 million and a net increase in operating assets and liabilities of $86.7 million. Accounts receivable increased $66.4 million due to increased net sales which were partially offset by increased accounts receivable sales. Inventory increased $46.8 million due to higher inventory purchases to avoid potentially higher tariffs, to support new product launches and maintain customer fill rates as we consolidate facilities. Accounts payable increased by $27.0 million due to increased inventory and the timing of payments to our vendors. Other assets and liabilities, net, increased $0.4 million.

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

Investing activities used $59.1 million of cash in fiscal 2018, $94.4 million of cash in fiscal 2017, and $26.3 million of cash in fiscal 2016.

•

Capital spending in fiscal 2018 was primarily related to $8.5 million in tooling associated with new products, $6.8 million in enhancements and upgrades to our information systems and infrastructure, scheduled equipment replacements, certain facility improvements and other capital projects.

•

Capital spending in fiscal 2017 was primarily related to $11.2 million in tooling associated with new products, $7.7 million in enhancements and upgrades to our information systems and infrastructure, scheduled equipment replacements, certain facility improvements and other capital projects.

•

Capital spending in fiscal 2016 was primarily related to $10.6 million in tooling associated with new products, $5.2 million in enhancements and upgrades to our information systems, scheduled equipment replacements, certain facility improvements and other capital projects.

•

During fiscal 2018, we used $27.5 million to acquire all of the outstanding equity of Flight Systems and $5.0 million to acquire a minority interest in a vehicle diagnostic tool developer. During fiscal 2017, we used $56.9 million to acquire the outstanding shares of MAS, $10.0 million to acquire a minority equity interest in a supplier, and $3.1 million to acquire certain assets of Ingalls Engineering Co., Inc. During fiscal 2016, we used $6.2 million to acquire a minority equity interest in a supplier.

Cash used in financing activities was $46.9 million in fiscal 2018, $77.3 million in fiscal 2017, and $24.8 million in fiscal 2016.

•

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program. In fiscal 2018, we paid $43.4 million to repurchase 622,223 common shares. In fiscal 2017, we paid $74.7 million to repurchase 1,006,365 common shares. In fiscal 2016, we paid $22.5 million to repurchase 430,866 common shares.

•	The remaining sources and uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of common stock from our 401(k) Plan.

Contractual Obligations and Commercial Commitments

We have obligations for future minimum rental and similar commitments under non-cancellable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 29, 2018 are summarized in the tables below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$47,786	$5,489	$10,388	$7,612	$24,297
	$47,786	$5,489	$10,388	$7,612	$24,297

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	3-5 years	Thereafter
Letters of Credit	$825	$825	$—	$—	$—
	$825	$825	$—	$—	$—

We have excluded from the table above contingent consideration related to the acquisition of MAS due to the uncertainty of the amount of payment. As of December 29, 2018, the Company has accrued approximately $8.0 million which represents the fair value of the estimated payments which will become due if certain sales thresholds are achieved through December 2020, and will be paid out in 2021(see Note 3, Business Acquisitions and Investments, to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

Additionally, we have excluded from the table above unrecognized tax benefits due to the uncertainty of the amount and period of payment.  As of December 29, 2018, the Company has gross unrecognized tax benefits of $2.4 million (see Note 10, Income Taxes, to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

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

We may issue stand-by letters of credit under the revolving credit facility. Letters of credit totaling $0.8 million were outstanding at each of December 29, 2018 and December 30, 2017. Those letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Each of the outstanding letters of credit has a one-year term from the date of issuance.

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

Related-Party Transactions

We have a non-cancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Executive Chairman, and his family members are partners.  Total annual rental payments each year to the partnership under the lease arrangement was $1.6 million in each of fiscal 2018, fiscal 2017, and fiscal 2016.  In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed in November 2016.

Additionally, we have a non-cancelable operating lease for our Canadian operating facility with a corporation of which an employee and his family members are owners. Total rental payments to the corporation under the lease agreement were $0.7 million in fiscal 2018 and $0.1 million in fiscal 2017. We did not make any payments to the corporation in fiscal 2016. This lease will expire on February 28, 2019.

We are a partner in a joint venture with one of our suppliers and we own a minority interest in two other companies. Purchases from these companies, since we acquired our investment interests were $20.3 million in fiscal 2018 and $16.5 million in fiscal 2017 and $13.6 million in fiscal 2016.

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

Allowance for Doubtful Accounts. The preparation of our financial statements requires us to make estimates of the collectability of our accounts receivable. We specifically analyze accounts receivable and historical bad debts, customer creditworthiness, current economic trends, available insurance coverage and changes in customer payment patterns when evaluating the adequacy of the allowance for doubtful accounts. A significant percentage of our accounts receivable has been, and is expected to continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 79% of net accounts receivable as of December 29, 2018 and 85% of net accounts receivable as of December 30, 2017. A bankruptcy or financial loss associated with a major customer could have a material adverse effect on our sales and operating results.

Revenue Recognition and Allowance for Customer Credits. Revenue is recognized from product sales when goods are shipped, title and risk of loss and control have been transferred to the customer and collection is reasonably assured. We record estimates for cash discounts, product returns, promotional rebates, core return deposits and other discounts in the period of the sale ("Customer Credits").  The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as a reduction of accounts receivable. Accrued customer rebates which we expect to settle in cash are classified as other accrued liabilities. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.

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

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets.  Long-lived assets, including property, plant, and equipment and amortizable identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The impairment review is a two-step process.  First, recoverability is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated undiscounted future cash flows, the second step of the impairment test is performed and an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired.   In regards to the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  During fiscal 2018 and fiscal 2017, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount.

Purchase Accounting. The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with any excess recorded as goodwill. Such fair market value assessments require judgements and estimates which may change over time and may cause the final amounts to differ materially from their original estimates. Any adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period which cannot exceed twelve months.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our market risk is the potential loss arising from adverse changes in interest rates.  Substantially all of our available credit and  accounts receivable sale programs bear interest rates tied to LIBOR.  Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under the accounts receivable sale programs would affect the rate at which we could borrow funds thereunder.  A one percentage point increase in LIBOR or the discount rates on the accounts receivable sale programs would have increased our interest expense on our variable rate debt, if any, and accounts receivable financing costs by approximately $3.8 million in each of fiscal 2018 and fiscal 2017. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period.  The hypothetical changes and assumptions may be different from what actually occurs in the future.

Historically we have not used, and currently do not intend to use derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risks, or interest rate risks from the use of derivative instruments. We did not hold any foreign exchange forward contracts at December 29, 2018.

Item 8. Financial Statements and Supplementary Data.

Our financial statement schedule that is filed with this Annual Report on Form 10-K is listed in Part IV - Item 15, “Exhibits, Financial Statement Schedules.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Dorman Products, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries (the Company) as of December 29, 2018 and December 30, 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three‑year period ended December 29, 2018, and the related notes and the consolidated financial statement schedule listed under Item 15(a)(2) (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the fiscal years in the three‑year period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Philadelphia, Pennsylvania

February 26, 2019

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
(in thousands, except per share data)	December 29, 2018	December 30, 2017	December 31, 2016
Net sales	$973,705	$903,221	$859,604
Cost of goods sold	600,424	544,572	521,530
Gross profit	373,281	358,649	338,074
Selling, general and administrative expenses	202,138	182,409	169,473
Income from operations	171,143	176,240	168,601
Other (expense) income, net	(8)	348	(241)
Income before income taxes	171,135	176,588	168,360
Provision for income taxes	37,533	69,989	62,311
Net income	$133,602	$106,599	$106,049
Earnings per share:
Basic	$4.04	$3.14	$3.07
Diluted	$4.02	$3.13	$3.07
Weighted average shares outstanding:
Basic	33,097	33,964	34,516
Diluted	33,207	34,052	34,598

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 29, 2018	December 30, 2017
Assets
Current assets:
Cash and cash equivalents	$43,458	$71,691
Accounts receivable, less allowance for doubtful accounts and customer credits of $91,531 and $97,193 in 2018 and 2017, respectively	310,114	241,880
Inventories	270,504	212,149
Prepaids and other current assets	5,652	7,129
Total current assets	629,728	532,849
Property, plant and equipment, net	98,647	92,692
Goodwill	72,606	65,999
Intangible assets, net	25,164	22,158
Deferred tax asset, net	6,228	7,884
Other assets	55,184	44,342
Total	$887,557	$765,924
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$109,096	$80,218
Accrued compensation	14,515	12,162
Other accrued liabilities	17,979	18,401
Total current liabilities	141,590	110,781
Other long-term liabilities	13,550	13,732
Deferred tax liabilities, net	4,794	6,604
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 33,004,861 and 33,571,524 shares in 2018 and 2017, respectively	330	336
Additional paid-in capital	47,861	44,812
Retained earnings	679,432	589,659
Total shareholders' equity	727,623	634,807
Total	$887,557	$765,924

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 26, 2015	34,863,396	$349	$42,799	$474,888	$518,036
Exercise of stock options	—	—	—	—	-
Compensation expense under Incentive Stock Plan	—	—	2,380	—	2,380
Purchase and cancellation of common stock	(469,836)	(5)	(846)	(23,827)	(24,678)
Issuance of non-vested stock, net of cancellations	131,123	1	(1)	—	—
Other stock related activity, net of tax	(7,050)	—	(145)	—	(145)
Net income	—	—	—	106,049	106,049
Balance at December 31, 2016	34,517,633	$345	$44,187	$557,110	$601,642
Exercise of stock options	29,750	—	$31	—	31
Compensation expense under Incentive Stock Plan	—	—	3,162	—	3,162
Purchase and cancellation of common stock	(1,025,475)	(10)	(1,848)	(74,271)	(76,129)
Issuance of non-vested stock, net of cancellations	65,317	1	674	—	675
Other stock related activity, net of tax	(15,701)	—	(1,394)	221	(1,173)
Net income	—	—	—	106,599	106,599
Balance at December 30, 2017	33,571,524	$336	$44,812	$589,659	$634,807
Exercise of stock options	10,572	—	200	—	200
Compensation expense under Incentive Stock Plan	—	—	3,460	—	3,460
Purchase and cancellation of common stock	(648,503)	(7)	(1,167)	(44,177)	(45,351)
Issuance of non-vested stock, net of cancellations	83,891	1	1,798	—	1,799
Other stock related activity, net of tax	(12,623)	—	(1,242)	348	(894)
Net income	—	—	—	133,602	133,602
Balance at December 29, 2018	33,004,861	$330	$47,861	$679,432	$727,623

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Cash Flows from Operating Activities:
Net income	$133,602	$106,599	$106,049
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	28,391	22,224	18,907
Provision for doubtful accounts	(570)	299	1,221
Provision (benefit) from deferred income tax	(58)	4,676	(4,888)
Provision for non-cash stock compensation	3,460	3,162	2,380
Changes in assets and liabilities:
Accounts receivable	(66,403)	(5,709)	(27,824)
Inventories	(46,835)	(25,147)	24,874
Prepaids and other current assets	(853)	(3,748)	(790)
Other assets	(3,897)	(4,908)	(4,590)
Accounts payable	26,957	3,718	8,662
Accrued compensation and other liabilities	4,318	(6,925)	(2,462)
Cash provided by operating activities	78,112	94,241	121,539
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(28,040)	(59,987)	—
Property, plant and equipment additions	(26,106)	(24,450)	(20,059)
Purchase of equity investments	(5,000)	(10,000)	(6,195)
Cash used in investing activities	(59,146)	(94,437)	(26,254)
Cash Flows from Financing Activities:
Contingent consideration payments	(2,036)	—	—
Other stock related activity	249	(1,173)	(145)
Proceeds from exercise of stock options	201	31	—
Purchase and cancellation of common stock	(45,352)	(76,129)	(24,678)
Cash used in financing activities	(46,938)	(77,271)	(24,823)
Effect of exchange rate changes on Cash and Cash Equivalents	(261)	37	-
Net Increase (Decrease) in Cash and Cash Equivalents	(28,233)	(77,430)	70,462
Cash and Cash Equivalents, Beginning of Period	71,691	149,121	78,659
Cash and Cash Equivalents, End of Period	$43,458	$71,691	$149,121
Supplemental Cash Flow Information
Cash paid for interest expense	$250	$291	$266
Cash paid for income taxes	$30,453	$74,647	$62,348

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 29, 2018

1.  Summary of Significant Accounting Policies

Dorman Products, Inc. ("Dorman", the "Company", “we”, “us”, or “our”) is a leading supplier of Original Equipment (“OE”) Dealer "Exclusive" automotive replacement parts, automotive hardware and brake products to the Automotive Aftermarket and Mass Merchandise markets. Dorman parts are marketed under the OE Solutions™, Dorman Premium Chassis, HELP!®, Dorman Premium®, Dorman Premium RD®, MAS®, AutoGrade™, Conduct-Tite®,  FirstStop™ and HD Solutions™ brand names.

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 29, 2018 (“fiscal 2018”) and December 30, 2017 (“fiscal 2017”) were fifty-two week periods. The fiscal year ended December 31, 2016 (“fiscal 2016”) was a fifty-three week period.

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

Sales of Accounts Receivable. We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions.  Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions.  During fiscal 2018, fiscal 2017 and fiscal 2016, we sold $604.7 million, $582.9 million and $521.9 million, respectively, pursuant to these agreements. If receivables had not been sold, $378.5 million and $380.8 million of additional receivables would have been outstanding at December 29, 2018 and December 30, 2017, respectively, based on standard payment terms.  Selling, general and administrative expenses include $14.5 million, $11.4 million and $8.9 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, of financing costs associated with these accounts receivable sales programs.

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

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets.  Long-lived assets, including property, plant, and equipment and amortizable identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The impairment review is a two-step process.  First, recoverability is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated undiscounted future cash flows, the second step of the impairment test is performed and an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired.   In regards to the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  During fiscal 2018 and fiscal 2017, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount.

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

Long-term core inventory was $28.1 million and $20.2 million as of December 29, 2018 and December 30, 2017, respectively.  Long-term core inventory is recorded at the lower of cost or net realizable value.  Cost is determined based on actual purchases of core inventory.  We believe that the most appropriate classification of core inventory is a long-term asset. According to guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(“ASC”), current assets are defined as “assets or resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” The determination of the long-term classification is based on our view that the value of the cores is not expected to be consumed or realized in cash during our normal annual operating cycle.

We also have investments that we account for according to the equity method of accounting. The total book value of these investments was $18.4 million as of December 29, 2018 and $21.1 million as of December 30, 2017 and these investments provided us $2.2 million and $3.3 million of income during fiscal 2018 and fiscal 2017, respectively. Additionally, in fiscal 2018 we purchased an investment that we account for according to the cost method of accounting. The book value of this investment was $5.0 million as of December 29, 2018.

Other Accrued Liabilities. Other accrued liabilities include primarily accrued customer rebates which we expect to settle in cash of $6.3 million as of December 29, 2018 and $6.8 million as of December 30, 2017. Also included are accrued commissions, accrued income taxes, insurance liabilities, product warranties, and other current liabilities. We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products. Our warranty limits the end-user’s remedy to the repair or replacement of the part that is defective. Product warranty reserves, which were $0.6 million as of December 29, 2018 and $0.5 million as of December 30, 2017, are based upon actual experience and forecasts using the best historical and current claim information available. Provisions and payments related to product warranty reserves were not material in fiscal 2018, fiscal 2017 or fiscal 2016.

Revenue Recognition and Allowance for Customer Credits. Revenue is recognized from product sales when goods are shipped, title and risk of loss and control have been transferred to the customer and collection is reasonably assured. We record estimates for cash discounts, product returns, promotional rebates, core return deposits, and other discounts in the period of the sale ("Customer Credits"). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as a reduction of accounts receivable. Accrued customer credits which we expect to settle in cash are classified as other accrued liabilities. Actual Customer Credits have not differed materially from estimated amounts. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.

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

Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $20.1 million in fiscal 2018, $20.0 million in fiscal 2017 and $18.9 million in fiscal 2016 have been recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Stock-Based Compensation. At December 29, 2018 and December 30, 2017, we had one stock-based employee compensation plan, which is described more fully in Note 13, Capital Stock. We record compensation expense for all awards granted. The value of restricted stock issued is based on the fair value of our common stock on the grant date. The fair value of stock options granted was determined using the Black-Scholes option valuation model.

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

Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our five largest customers accounted for 79% of net accounts receivable as of December 29, 2018 and 85% of net accounts receivable as of December 30, 2017. We continually monitor the credit terms and credit limits to these and other customers.  In fiscal 2018, approximately 77% of our products were purchased from suppliers located in a variety of foreign countries, with the largest portion coming from China.

Fair Value Disclosures. The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Additionally, the fair value of assets acquired and liabilities assumed are determined at the date of acquisition. We did not hold any foreign currency forward contracts at December 29, 2018 or December 30, 2017.

2.  New and Recently Adopted Accounting Pronouncements

On December 31, 2017, the beginning of our 2018 fiscal year, we adopted FASB ASU No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new guidance is based on the principle that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgment and changes in judgments and assets recognized from costs incurred to fulfill a contract. We adopted the standard on December 31, 2017 using the modified retrospective transaction method and the adoption did not have a material effect on our financial position, results of operations and internal controls over financial reporting. See Note 12 for additional information on revenue recognition.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases, which replaces existing lease guidance. The ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The new guidance will also result in enhanced quantitative and qualitative disclosures surrounding leases. The new guidance is effective for annual periods beginning after December 15, 2018, with early application permitted. The new standard is required to be applied with a modified retrospective approach. We have collected relevant data in order to evaluate lease arrangements, assess potential embedded leases, evaluate accounting policy elections and evaluate our processes and internal controls to identify any changes necessary as a result of the new guidance. Our assessment of the quantitative impact is an estimate and is subject to change as we finalize our implementation of the new guidance. We expect the adoption of this new guidance to result in a right-of-use asset between $30.0 and $36.0 million and lease liability between $34.0 and $40.0 million on our consolidated balance sheet, as well as enhanced disclosure regarding the Company’s lease obligations, but we do not expect the adoption to result in a material impact to the Company’s results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which clarifies and provides guidance on eight cash flow classification issues and is intended to reduce existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  ASU 2016-15 was effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. We adopted the new guidance on December 31, 2017 and the adoption did not have a material impact on our consolidated financial statements.

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

3.  Business Acquisitions and Investments

Flight Systems Automotive Group LLC

On August 31, 2018, we acquired 100% of the outstanding stock of Flight Systems Automotive Group LLC (“Flight Systems” or “Flight”), a privately-held manufacturer and remanufacturer of complex automotive electronics and diesel fuel system components, based in Lewisberry, Pennsylvania.  The purchase price was $27.5 million.  We believe complex electronics and diesel fuel system components represent important growth opportunities for us and Flight’s product portfolio delivers valuable alternatives to aftermarket professionals.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

In connection with this acquisition, we preliminary recorded $5.5 million in goodwill, $5.3 million of identified intangibles, and $16.7 million of other net assets, primarily $2.0 million of accounts receivables, $9.1 million of inventory, $4.4 million of fixed assets, and $1.2 million of net other assets and liabilities. The estimated fair value of the Flight assets acquired and liabilities assumed are provisional as of December 29, 2018 and are based on information that is currently available to the Company. Additional information about conditions that existed as of the date of acquisition are being gathered to finalize these provisional measurements, particularly with respect to net working capital, intangible assets, deferred income taxes and tax liabilities. Accordingly, the measurement of Flight’s assets acquired and liabilities assumed may change significantly upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

(in thousands)	Valuation	Amortization Period (in years)
Customer relationships	$3,080	8
Tradenames	1,990	15
Other	240	5
Total	$5,310

The preliminary fair values of the Customer relationships and Tradenames were estimated using a discounted present value income approach.

The goodwill recognized is attributable primarily to strategic and synergistic opportunities related to existing automotive aftermarket businesses, the assembled workforce of Flight and other factors. The goodwill is expected to be deductible for tax purposes.

The financial results of the acquisition have been included in the Consolidated Financial Statements since the date of acquisition. Flight generated $7.8 million of net sales and an immaterial amount of net income since the date of acquisition.

MAS Automotive Distribution Inc.

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

We have included the results of MAS in our Consolidated Financial Statements since the acquisition date of October 26, 2017. The Consolidated Statement of Operations for the year ended December 29, 2018 includes $40.3 million of net sales and an immaterial amount of net income related to MAS. The Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017 reflect the acquisition of MAS Industries, effective October 26, 2017.

The following table summarizes the preliminary fair value of the total consideration at October 26, 2017:

(in thousands)	Total Acquisition Date Fair Value
Cash consideration (net of $3.3 million cash received)	$56,859
Contingent cash consideration	7,982
Seller liability assumed	896
Working capital adjustment	1,486
Total consideration assigned to net assets acquired	$67,223

Included in the table above is $8.0 million of estimated contingent payments which represents the fair value of the estimated payments which will become due if certain sales thresholds are achieved through December 2020. The fair value of the contingent cash consideration was estimated by using an option pricing model framework, which represents our own assumptions and data, and is based on our best available information. As of December 29, 2018, we had $7.9 million recorded which includes $0.3 million of accretion which was included in Selling, General and Administrative expenses in fiscal 2018, related to this payment. The maximum contingent payment would be $11.7 million. Additionally, during fiscal 2018, we finalized working capital and other purchase price adjustments based on the MAS standalone audited 2017 financial statements, resulting in a payment to the former shareholder of $1.5 million. This amount had previously been accrued on our Consolidated Balance Sheet.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed as of October 26, 2017 (in thousands):

(in thousands)	October 26, 2017 (As initially reported)	Measurement period adjustments	October 26, 2017 (As adjusted)
Current assets (net of $3.3 million cash received)	$21,756	$90	$21,846
Property, plant and equipment	1,615	-	1,615
Intangible assets	20,440	-	20,440
Goodwill	35,624	(193)	35,431
Total assets acquired	79,435	(103)	79,332
Current liabilities	5,691	(50)	5,641
Long-term liabilities	6,468	-	6,468
Total liabilities assumed	12,159	(50)	12,109
Net assets acquired	$67,276	$(53)	$67,223

Our measurement period adjustments for MAS were complete as of September 29, 2018.

The valuation of the intangible assets acquired and related amortization periods are as follows:

(in thousands)	Valuation	Amortization Period (in years)
Customer relationships	$14,840	8-12
Tradenames	5,600	15
Total	$20,440

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

4.  Inventories

Inventories were as follows:

(in thousands)	December 29, 2018	December 30, 2017
Bulk product	$122,111	$82,010
Finished product	144,897	126,827
Packaging materials	3,496	3,312
Total	$270,504	$212,149

5.  Property, Plant and Equipment

Property, plant and equipment include the following:

(in thousands)	December 29, 2018	December 30, 2017
Buildings	$34,943	$32,623
Machinery, equipment and tooling	115,656	97,701
Furniture, fixtures and leasehold improvements	6,199	4,319
Software and computer equipment	79,349	77,618
Total	236,147	212,261
Less-accumulated depreciation and amortization	(137,500)	(119,569)
Property, plant and equipment, net	$98,647	$92,692

Depreciation and amortization expenses associated with property, plant, and equipment were $25.4 million, $21.5 million, and $18.7 million in fiscal 2018, fiscal 2017, and fiscal 2016, respectively.

6.  Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)	December 29, 2018	December 30, 2017
Balance at beginning of period	$65,999	$28,146
Goodwill acquired	6,800	37,853
Measurement period adjustment	(193)	-
Balance at end of period	$72,606	$65,999

Intangible Assets

Intangible assets, subject to amortization, included the following:

		December 29, 2018			December 30, 2017
(dollars in thousands)	Weighted Average Amortization Period (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Tradenames	14.1	$7,590	$516	$7,074	$5,600	$62	$5,538
Customer relationships	8.9	20,130	2,582	17,548	17,049	772	16,277
Technology	13.0	367	49	318	367	24	343
Other	4.7	240	16	224	-	-	-
Total		$28,327	$3,163	$25,164	$23,016	$858	$22,158

Amortization expense was $2.3 million in fiscal 2018 and $0.5 million in each of fiscal 2017 and $0.1 million in fiscal 2016. The estimated future amortization expense for intangible assets is summarized as follows:

(in thousands)
2019	$2,679
2020	2,679
2021	2,679
2022	2,679
2023	2,663
Thereafter	11,785
Total	$25,164

7.  Long-Term Debt

In December 2017, we entered into a credit agreement which will expire in December 2022.  This agreement provides for an initial revolving credit facility of $100.0 million and gives us the ability to request increases of up to an incremental $100.0 million.  This agreement replaces our previous $30.0 million credit agreement. Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 65 basis points to LIBOR plus 125 basis points based upon the ratio of consolidated funded debt to consolidated EBITDA, as defined by the credit agreement. The interest rate at December 29, 2018 was LIBOR plus 65 basis points (3.17%). The credit agreement also contains other covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement.  The new credit agreement also requires us to pay an unused fee of 0.10% on the average daily unused portion of the facility. As of December 29, 2018, we were in compliance with all financial covenants contained in the credit agreement. As of December 29, 2018, there were no borrowings under the facility and we had two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $99.2 million available under the facility at December 29, 2018.

8.  Operating Lease Commitments and Rent Expense

We lease certain equipment and operating facilities, including our primary operating facility which is leased from a partnership described in Note 9, Related Party Transactions, under non-cancelable operating leases. Approximate future minimum rental payments as of December 29, 2018 under these leases are summarized as follows:

(in thousands)
2019	$5,489
2020	5,416
2021	4,972
2022	4,599
2023	3,013
Thereafter	24,297
Total	$47,786

Rent expense, including payments for short-term equipment and storage rentals, was $6.9 million in fiscal 2018, $5.4 in fiscal 2017, and $4.2 million in fiscal 2016.

9.  Related Party Transactions

We have a non-cancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Executive Chairman, and his family members are partners. Total rental payments each year to the partnership under the lease arrangement were $1.6 million in each of fiscal 2018, fiscal 2017 and fiscal 2016. This lease was renewed during November 2016, effective as of January 1, 2018, and will expire on December 31,

2022. In the opinion of our Audit Committee, the terms and rates of this lease were no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed during November 2016.

Additionally, we have a non-cancelable operating lease for our Canadian operating facility from a corporation of which an employee and his family members are owners. Total rental payments to the corporation under the lease agreement were $0.7 million in fiscal 2018 and $0.1 million in fiscal 2017. We did not make any payments to the corporation in fiscal 2016. This lease will expire on February 28, 2019. We are in the process of transferring the distribution activities of this facility to our Portland, TN facility.

We are a partner in a joint venture with one of our suppliers and we own a minority interest in two other companies. Purchases from these companies, since we acquired our investment interests were $20.3 million in fiscal 2018 and $16.5 million in fiscal 2017 and $13.6 million in fiscal 2016.

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

As permitted by SAB No. 118, the net tax expense recorded in our financial statements for the fourth fiscal quarter of 2017 due to the enactment of the TCJA is considered "provisional," based on reasonable estimates. As of December 29, 2018 we have finalized our analysis of the TCJA and no material adjustments to the provisional amounts have been recorded. We continue to assess the impacts of the TCJA on future years and monitor the Internal Revenue Service guidance intended to interpret the TCJA provisions. We recognized tax expense of $4.4 million in fiscal 2017 to remeasure our net deferred tax assets at the lower 21% rate.

The TCJA transitions the U.S. from a worldwide tax system to a territorial tax system. Under previous law, companies could indefinitely defer U.S. income taxation on unremitted foreign earnings. The TCJA imposed a one-time transition tax on deferred foreign earnings of 15.5% for liquid assets and 8% for illiquid assets, payable in defined increments over eight years. We did not recognize any transition tax expense due to having no accumulated earnings and profits in our non-U.S. subsidiaries.

The components of the income tax provision (benefit) are as follows:

(in thousands)	2018	2017	2016
Current:
Federal	$33,362	$56,641	$61,251
State	2,618	8,293	5,948
Foreign	1,611	379	-
	37,591	65,313	67,199
Deferred:
Federal	1,398	4,582	(4,563)
State	186	343	(325)
Foreign	(1,642)	(249)	-
	(58)	4,676	(4,888)
Total	$37,533	$69,989	$62,311

The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective tax rate:

	2018	2017	2016
Federal taxes at statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.3	3.4	2.2
Research and development tax credit	(0.4)	(0.3)	(0.2)
Federal permanent items	(0.1)	(0.4)	—
Tax reform	—	2.5	—
Other	0.1	(0.6)	—
Effective tax rate	21.9%	39.6%	37.0%

At December 29, 2018, we had $2.4 million of unrecognized tax benefits, $2.1 million of which would affect our effective tax rate if recognized.

The following table summarizes the change in uncertain tax benefits for the three years ended December 29, 2018:

(in thousands)	2018	2017	2016
Balance at beginning of year	$2,301	$3,567	$1,855
Reductions due to lapses in statutes of limitations	(95)	(181)	—
Reductions due to tax positions settled	(368)	(4,543)	(109)
Reductions due to reversals of prior year positions	(4)	—	(212)
Additions based on tax positions taken during the prior period	—	3,005	—
Additions based on tax positions taken during the current period	556	453	2,033
Balance at end of year	$2,390	$2,301	$3,567

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 29, 2018, we had approximately $0.6 million of accrued interest and penalties related to uncertain tax positions.

Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:

(in thousands)	December 29, 2018	December 30, 2017
Assets:
Inventories	$9,006	$7,335
Accounts receivable	11,052	11,732
Accrued expenses	1,792	1,664
Foreign tax credits	1,050	—
Other	—	261
Total deferred tax assets	22,900	20,992
Valuation allowance	(1,050)	—
Net deferred tax assets	21,850	20,992
Liabilities:
Depreciation	9,094	7,936
Goodwill and intangible assets	11,310	11,776
Other	12	—
Gross deferred tax liabilities	20,416	19,712
Net deferred tax assets	$1,434	$1,280

Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the remaining net deferred tax assets.

We file income tax returns in the United States, India, China, Canada and Mexico.  All years before 2015 are closed for federal tax purposes. Tax years before 2014 are closed for the states in which we file. Tax years before 2015 are closed for tax purposes in China and Canada. All tax years remain open for Mexico and all tax years are closed for Sweden.

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

12. Revenue Recognition

The FASB issued an accounting standard update in May 2014 regarding the accounting for and disclosure of revenue.  Specifically, the update outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

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

We adopted the guidance in the first quarter of 2018, as required, electing to use a modified retrospective adoption approach.  Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.  In addition, we elected to apply certain of the permitted practical expedients within the revenue recognition guidance and make certain accounting policy elections including those related to significant financing components, sales taxes and shipping and handling activities.  Adoption of the revenue recognition standard did not have a material impact on our reported earnings, cash flows, or balance sheet, however, adoption did increase the amount and level of disclosures concerning our net sales. The impact of adoption of the new revenue recognition guidance and the impact of the new revenue recognition guidance as compared to the historical revenue recognition guidance was immaterial for fiscal 2018.

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

We record estimates for cash discounts, product returns, promotional rebates, core return deposits and other discounts in the period the related product revenue is recognized (“Customer Credits”).  The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as a reduction of accounts receivable.  Accrued customer rebates which we expect to settle in cash are classified as other accrued liabilities.  Actual Customer Credits have not differed materially from estimated amounts for each period presented.  Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold. We have concluded that our estimates of variable consideration are not constrained according to the definition in the new standard.

All of our revenue was recognized under the point of time approach in accordance with the revenue standard during fiscal 2018. Also, we do not have significant financing arrangements with our customers, as our credit terms are all less than one year.  Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

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

(iv)	We allocate the transaction price to each performance obligation on the basis of the amount of consideration to which we expect to be entitled in exchange for satisfying each performance obligation.

(v)	We recognize revenue when we satisfy a performance obligation by transferring control of the promised goods.

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

- A contract asset is recorded when our right to consideration in exchange for good or services that we have transferred to a customer is conditional on something other than the passage of time.  We did not have any contract assets recorded as of December 29, 2018 or December 30, 2017.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation.  A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer.  We did not have any contract liabilities recorded as of December 29, 2018 or December 30, 2017.

Disaggregated Revenue

The following tables present our disaggregated net sales by Type of Major Good / Product Line, and Geography.

(in thousands)	2018	2017	2016
Powertrain	$393,979	$374,372	$351,423
Chassis	278,584	238,239	218,645
Automotive Body	256,344	245,869	244,465
Hardware	44,798	44,741	45,071
Net Sales	$973,705	$903,221	$859,604

(in thousands)	2018	2017	2016
Net Sales to U.S. Customers	$913,181	$847,394	$810,969
Net Sales to Non-U.S. Customers	60,524	55,827	48,635
Net Sales	$973,705	$903,221	$859,604

13.  Capital Stock

Controlling Interest by Officers, Directors and Family Members. As of December 29, 2018, Steven Berman, the Executive Chairman of the Company, and members of his family beneficially own approximately 18% of the outstanding shares of our common stock and can influence the election of our Board of Directors, the outcome of most corporate actions requiring shareholder approval (including certain fundamental transactions) and the affairs of the Company.

Undesignated Stock. We have 50,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by our Board of Directors.

Incentive Stock Plan. On May 16, 2018, our shareholders approved our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan” or the “Plan”), which supersedes our 2008 Stock Option and Stock Incentive Plan. All future stock compensation grants will be issued under the 2018 Plan. Under the terms of the Plan, our Board of Directors may grant up to 1,200,000 shares of common stock in the form of shares of restricted stock, restricted stock units, stock appreciation rights and stock options or combinations thereof to officers, directors, employees, important consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved. Stock options are exercisable upon the terms set forth in each grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock and restricted stock units vest in accordance with the terms set forth in each applicable award agreement approved by our Board of Directors. At December 29, 2018, 1,162,398 shares were available for grant under the Plan.

Restricted Stock

We grant restricted stock to certain employees and members of our Board of Directors. The value of restricted stock issued is based on the fair value of our common stock on the grant date. Vesting of restricted stock is based on continued employment or service for a specified period and, in certain circumstances, the attainment of financial goals. Compensation cost related to the stock is recognized on a straight-line basis over the vesting period. We retain the restricted stock, and any dividends paid thereon, until the vesting provisions have been met. For awards with a service condition only, compensation cost related to the stock is recognized on a straight-line basis over the vesting period. For awards that have a service condition and require the attainment of financial goals, compensation cost related to the stock is recognized over the vesting period if it is probable that the financial goals will be attained. Compensation cost related to restricted stock was $2.6 million, $2.8 million and $2.3 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2018, fiscal 2017 or fiscal 2016.

The following table summarizes our restricted stock activity for the three years ended December 29, 2018:

	Shares	Weighted Average Price
Balance at December 26, 2015	43,242	$34.49
Granted	133,794	$49.45
Vested	(29,002)	$29.74
Cancelled	(2,671)	$33.79
Balance at December 31, 2016	145,363	$49.22
Granted	70,611	$78.27
Vested	(56,953)	$56.03
Cancelled	(5,294)	$51.56
Balance at December 30, 2017	153,727	$59.96
Granted	89,798	$73.51
Vested	(45,707)	$62.56
Cancelled	(27,081)	$75.39
Balance at December 29, 2018	170,737	$63.94

As of December 29, 2018, there was approximately $5.9 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. In accordance with ASU 2016-09 (see Note 2), the excess tax benefit generated from restricted shares which vested was $0.1 million in fiscal 2018 and $0.4 million in fiscal 2017 and was credited to income tax expense. The excess tax benefit generated from restricted shares which vested was $0.3 million in fiscal 2016 and was credited to additional paid-in capital.

Stock Options

We grant stock options to certain employees and members of our Board of Directors. We expense the grant-date fair value of stock options. Compensation cost is recognized over the vesting or performance period. Compensation cost charged against income was $0.5 million in fiscal 2018 and $0.3 million in fiscal 2017 and $0.1 million in fiscal 2016, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2018, fiscal 2017 or fiscal 2016.

We used the Black-Scholes option valuation model to estimate the fair value of stock options granted in fiscal 2018, fiscal 2017 and fiscal 2016. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The weighted-average grant-date fair value of options granted during fiscal 2018 was $15.88, fiscal 2017 was $15.81 and fiscal 2016 was $8.40 per option.

The following table summarizes the weighted average valuation assumptions used to calculate the fair value of options granted:

	2018	2017	2016
Expected dividend yield	0%	0%	0%
Expected stock price volatility	27%	27%	26%
Risk-free interest rate	2.6%	1.5%	0.9%
Expected life of options	3.0 years	3.0 years	3.0 years

The following table summarizes our stock option activity for the three years ended December 29, 2018:

	Shares	Option Price per Share	Weighted Average Price	Weighted Average Remaining Terms (years)	Aggregate Intrinsic Value
Balance at December 26, 2015	40,000	$5.67 – $7.74	$6.86
Granted	61,084	$41.59 – $53.32	$44.36
Balance at December 31, 2016	101,084	$5.67 – $53.32	$29.52
Granted	58,024	$69.02 – $82.59	$78.58
Exercised	(32,751)	$6.90 – $41.59	$7.69
Cancelled	(3,810)	$41.59 – $78.64	$56.72
Balance at December 30, 2017	122,547	$5.67 – $82.59	$57.74
Granted	81,995	$68.93 – $82.94	$73.84
Exercised	(15,113)	$5.67 – $78.64	$39.38
Cancelled	(960)	$72.55	$72.55
Balance at December 29, 2018	188,469	$7.74 – $82.94	$66.14	3.6	$4,186,151
Options exercisable at December 29, 2018	35,966	$7.74 – $82.59	$51.57	2.4	$1,323,007

As of December 29, 2018, there was approximately $1.8 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

The following table summarizes information concerning currently outstanding and exercisable options at December 29, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$7.74 - $24.66	4,000	0.9	$7.74	4,000	$7.74
$24.67 - $41.60	35,544	2.1	$41.59	13,706	$41.59
$41.61 - $69.01	21,900	4.8	$58.67	7,200	$53.32
$69.02 - $77.99	62,184	4.2	$72.43	326	$69.02
$78.00 - $82.94	64,841	3.5	$79.69	10,734	$78.93
Balance at December 29, 2018	188,469	3.6	$66.14	35,966	$51.57

Cash received from option exercises was $0.2 million in fiscal 2018 and was less than $0.1 million in fiscal 2017. There were no option exercises during fiscal 2016. There was no excess tax benefit generated from option exercise in 2018. In accordance with ASU No.2016-09 (see Note 2), the excess tax benefit generated from option exercises was $0.6 million in fiscal 2017 and was credited to income tax expense. There was no excess tax benefit generated from stock option exercises in fiscal 2016.

Performance-Based Long Term Award Program. The Compensation Committee of our Board of Directors has approved the Performance-Based Long Term Award Program (the “Program”) which connects compensation for certain of our executives to the three-year compound annual growth in our pre-tax income as defined in the Program. For the three-year periods ending in 2016 and 2017, the Compensation Committee had the discretion to settle the long term bonus in either cash or equity. These are liability-classified awards. The Compensation Committee elected to settle the award in equity for the three-year periods ending in fiscal 2017 and cash for three-year periods ending in fiscal 2016. In fiscal 2016, the Compensation Committee modified the Program to settle the awards earned in the three-year periods ending in fiscal 2018 and beyond in equity alone. These awards are equity-classified. Any equity issued related to the Program will be from the 2018 Plan.

Employee Stock Purchase Plan. In May 2017, our shareholders’ approved the Dorman Products, Inc. Employee Stock Purchase Plan (the ‘ESPP”), which makes available 1,000,000 shares of our common stock for sale to eligible employees. The purpose of this plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions and limited cash contributions by our employees. These contributions are used to purchase shares of the Company’s common stock at a 15% discount from the lower of the market price at the beginning or end of the purchase window. Share purchases under the plan are made twice annually, beginning in March 2018. There were 21,173 shares purchased under this plan during fiscal 2018. There were no shares purchased under this plan during fiscal 2017. Compensation cost under the ESPP plan was $0.4 million in fiscal 2018 and $0.1 million in fiscal 2017.

401(k) Retirement Plan.  The Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”) is a defined contribution profit sharing and 401(k) plan covering substantially all of our employees as of December 29, 2018. Annual contributions under the 401(k) Plan are determined by the Compensation Committee of our Board of Directors. Total expense related to the 401(k) Plan was $4.3 million in fiscal 2018, $2.7 million in fiscal 2017 and $2.5 million in fiscal 2016.  At December 29, 2018, the 401(k) Plan held 243,348 shares of our common stock.

Common Stock Repurchases.  We periodically repurchase, at the then current market price, and cancel common stock issued to the 401(k) Plan.  Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons.  During fiscal 2018 our Board of Directors approved the repurchase and cancellation of 26,280 shares of our common stock for $2.0 million at an average price of $74.79 per share. During fiscal 2017, our Board of Directors approved the repurchase and cancellation of 19,110 shares of our common stock for $1.4 million at an average price of $73.34 per share. During fiscal 2016, our Board of Directors approved the repurchase and cancellation of 38,970 shares of our common stock for $2.2 million at an average price of $56.66 per share.

Share Repurchase Program.  On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors has expanded the program to $400 million and extended the program through December 31, 2021. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 622,223 common shares for $43.4 million at an average price of $69.73 under this program during fiscal 2018. We repurchased 1,006,365 common shares for $74.7 million at an average price of $74.26 under this program during fiscal 2017. We repurchased 430,866 common shares for $22.5 million at an average price of $52.15 under this program during fiscal 2016. At December 29, 2018, $183.3 million was available for repurchase under this program.

14.  Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding.  Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards.  Stock-based awards of approximately 116,000 shares, 106,000 shares and 50,000 shares were excluded from the calculation of diluted earnings per share as of December 29, 2018, December 30, 2017 and December 31, 2016, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

(in thousands, except per share data)	2018	2017	2016
Numerator:
Net income	$133,602	$106,599	$106,049
Denominator:
Weighted average basic shares outstanding	33,097	33,964	34,516
Effect of compensation awards	110	88	82
Weighted average diluted shares outstanding	33,207	34,052	34,598
Earnings Per Share:
Basic	$4.04	$3.14	$3.07
Diluted	$4.02	$3.13	$3.07

15.  Business Segments

We have determined that our business comprises a single reportable operating segment, namely, the sale of replacement parts for the automotive aftermarket.

During fiscal 2018, fiscal 2017 and fiscal 2016, four of our customers (Advance Auto Parts, Inc., AutoZone, Inc., Genuine Parts Co. – NAPA, and O’Reilly Automotive, Inc.) each accounted for more than 10% of net sales and in aggregate accounted for 63% of net sales in fiscal 2018, 61% in fiscal 2017 and 60% in fiscal 2016. Net sales to countries outside the United States, primarily to Canada and Mexico, and to a lesser extent into Europe, the Middle East, and Australia in fiscal 2018, fiscal 2017 and fiscal 2016 were $60.5 million, $55.8 million and $48.6 million, respectively.

16.  Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly Results of Operations for the fiscal years ended December 29, 2018 and December 30, 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share amounts)	2018
Net sales*	$227,262	$238,147	$247,954	$260,341
Income from operations*	39,994	42,780	43,733	44,637
Net income	30,647	34,339	34,017	34,599
Diluted earnings per share	0.93	1.03	1.03	1.05

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share amounts)	2017
Net sales	$221,625	$229,262	$224,615	$227,719
Income from operations	45,042	44,999	42,790	43,409
Net income	29,187	28,437	27,008	21,967
Diluted earnings per share	0.85	0.83	0.80	0.65

*Quarterly information does not add to year to date information due to rounding

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 29, 2018, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that, as of December 29, 2018, our internal control over financial reporting was effective.

On August 31, 2018, we completed our acquisition of Flight Systems Automotive Group, LLC (“Flight”). We are in the process of evaluating the existing controls and procedures of Flight and integrating Flight into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is completed, we have excluded Flight from our assessment of the effectiveness of internal control over financial reporting as of December 29, 2018. Flight represented $30.9 million of the Company’s total assets as of December 29, 2018, and $7.8 million of the Company’s net sales for the year ended December 29, 2018. The scope of management’s assessment of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 29, 2018 includes all of the Company’s consolidated operations except for those disclosure controls and procedures of Flight that are subsumed by internal control over financial reporting.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting.  Their report appears below.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended December 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, other than noted above there was no change during the quarter ended December 29, 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Dorman Products, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Dorman Products, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2018 and December 30, 2017, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 29, 2018, and related notes and the consolidated financial statement schedule listed under Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated February 26, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Flight Automotive Systems Group (Flight) during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2018, Flight’s internal control over financial reporting associated with total assets of $30.9 million and total revenues of $7.8 million included in the consolidated financial statements of the Company as of and for the year ended December 29, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Flight.

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

February 26, 2019

Item 9B.  Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except for the information provided in “Part I – Item 4.1 Executive Officers of the Registrant” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Proposal I: Election of Directors,” “Committees of the Board of Directors – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

Item 11. Executive Compensation.

The required information is incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Director Compensation,” “Executive Compensation: Compensation Discussion and Analysis,” “Executive Compensation: Compensation Tables,” “Risk Assessment in Compensation Policies and Practices for Employees,” and “Compensation Committee Interlocks and Insider Participation”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management”.

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 29, 2018:

			(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)(1))
Equity compensation plans approved by security holders	188,469	$66.14	2,141,225
Equity compensation plans not approved by security holders	—	—	—
Total	188,469	$66.14	2,141,225

(1)

This number includes 1,162,398 shares available for issuance under the 2018 Stock Option and Stock Incentive Plan and 978,827 shares reserved for issuance under the Dorman Products, Inc. Employee Stock Purchase Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The required information is incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance – The Board of Directors and Director Independence”.

Item 14. Principal Accounting Fees and Services.

The required information is incorporated by reference from our definitive proxy statement for our 2019 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures”.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)

Consolidated Financial Statements. Our Consolidated Financial Statements and related documents are provided in Part II - Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016.

Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017.

Consolidated Statements of Shareholders' Equity for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016.

Consolidated Statements of Cash Flows for the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016.

Notes to Consolidated Financial Statements.

(a)(2)	Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts.

(a)(3)	Exhibits required by Item 601 of Regulation S-K and Item 15(b) of Form 10-K to be filed as part of this Annual Report on Form 10-K are listed below:

Number	Title

3.1	Amended and Restated Articles of Incorporation, as amended, of the Company. Incorporated by reference to Exhibit 3.1 To the Company’s Current Report on Form 8-K filed on May 19, 2017.

3.2	Amended and Restated Bylaws of the Company, as amended. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 19, 2017.

4.1	Specimen Common Stock Certificate of the Company. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

4.2	Amended and Restated Shareholders' Agreement dated as of July 1, 2006. Incorporated by reference to Exhibit 4.1 to Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

10.1

Lease Agreement, dated December 29, 2012, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on  November 16, 2012.

10.1.1

Lease renewal option, dated November 14, 2016, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania.  Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed on  November 14, 2016.

10.2

Industrial Building Lease, dated January 31, 2006, by and between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee.  Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2006.

10.2.1

Second Amendment to Industrial Building Lease, dated January 25, 2008, by and between the Company and First Industrial, LP, for premises located at 3150 Barry Drive, Portland, Tennessee.  Incorporated by reference to the Exhibit filed with the Company's Current Report on Form 8-K filed on January 29, 2008.

Number	Title

10.3

Credit Agreement dated as of December 7, 2017, by and between the Company and Wells Fargo Bank, National Association.  Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 8, 2017.

10.4†	Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.1†

Form of Incentive Stock Option Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.2†

Form of Non-Qualified Stock Option Agreement for Officers and Other Key Employees pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 filed with the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.3†

Form of Non-Qualified Stock Option Agreement for Outside Directors and Important Consultants and/or Advisors pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.4†

Form of Restricted Stock Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.4.5†

Amendment No. 1 to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013.

10.4.6†

Amendment No. 2 to the Dorman Products, Inc. 2008 Stock Option Plan and Stock Incentive Plan, approved by the Company’s shareholders at the 2014 Annual Shareholders Meeting held on May 16, 2014. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 20, 2014.

10.5†	Dorman Products, Inc. Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011.

10.6†

Employment Agreement, dated April 1, 2008, between the Company and Steven L. Berman. Incorporated by reference to the Exhibit filed with the Company’s Current Report on Form 8-K filed on April 1, 2008.

10.7†

Dorman Products, Inc. Executive Cash Bonus Plan, approved by the Company’s shareholders at the 2010 Annual Shareholders Meeting held on May 20, 2010.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2010.

10.7.1†

Amendment No. 1 to the Dorman Products, Inc. Executive Cash Bonus Plan, approved by the Company’s shareholders at the 2014 Annual Shareholders Meeting held on May 16, 2014.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2014.

10.8†

Separation Agreement, dated February 25, 2011, between the Company and Jeffrey Darby.  Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

10.9†

Employment Agreement, dated December 28, 2015, between the Company and Mathias J. Barton. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2015.

10.10†

Amended and Restated Employment Agreement, dated December 28, 2015, between the Company and Steven Berman.  Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2015.

Number	Title

10.11†

Transition, Separation & General Release Agreement, dated February 4, 2016, between the Company and Matthew Kohnke. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 4, 2016.

10.12†	Offer Letter, dated May 2, 2016, between the Company and Kevin Olsen. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2016.

10.13†

Transition Agreement, dated October 25, 2018, between the Company and Mathias J. Barton.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2018.

10.14	Dorman Products, Inc. 2018 Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2018.

10.15	Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed on March 22, 2018.

10.16

Form of Non-Qualified Stock Option Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.17

Form of Incentive Stock Option Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.18

Form of Restricted Stock Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.  Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.19

Form of Performance Restricted Stock Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.20

Form of Restricted Stock Unit Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.21

Form of Performance Restricted Stock Unit Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.22†	Employment Agreement, dated January 10, 2019, between the Company and Kevin M. Olsen. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2019.

10.23†	Offer Letter, dated January 24, 2019, between the Company and David M. Hession. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2019.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Title
101

The financial statements from the Dorman Products, Inc. Annual Report on Form 10-K for the year ended December 29, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 29, 2018, December 30, 2017 and December 31, 2016; (ii) the Consolidated Balance Sheets as of December 29, 2018 and December 30, 2017; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 29, 2018, December 30, 2017 and December 31, 2016; (iv) the Consolidated Statements of Cash Flows for the years ended December 29, 2018, December 30, 2017 and December 31, 2016; and (v) the Notes to Consolidated Financial Statements.

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

By: /s/ Kevin M. Olsen
Date: February 26, 2019	Kevin M. Olsen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Olsen	President, Chief Executive Officer	February 26, 2019
Kevin M. Olsen	(principal executive officer)

/s/ Michael P. Ginnetti	Chief Financial Officer	February 26, 2019
Michael P. Ginnetti	(principal financial and accounting officer)

/s/ Steven L. Berman		February 26, 2019
Steven L. Berman	Executive Chairman

/s/ Mathias J. Barton		February 26, 2019
Mathias J. Barton	Director

/s/ John J. Gavin		February 26, 2019
John J. Gavin	Director

/s/ Paul R. Lederer		February 26, 2019
Paul R. Lederer	Director

/s/ Richard T. Riley		February 26, 2019
Richard T. Riley	Director

/s/ Kelly Romano		February 26, 2019
Kelly Romano	Director

/s/ G. Michael Stakias		February 26, 2019
G. Michael Stakias	Director

SCHEDULE II: Valuation and Qualifying Accounts

	For the Year Ended
(in thousands)	December 29, 2018	December 30, 2017	December 31, 2016
Allowance for doubtful accounts:
Balance, beginning of period	$1,656	$1,345	$4,503
Provision	(570)	299	1,212
Charge-offs	(151)	12	(4,370)
Acquisitions and other	47	-	-
Balance, end of period	$982	$1,656	$1,345
Allowance for customer credits:
Balance, beginning of period	$95,537	$98,650	$82,483
Provision	203,677	187,422	175,260
Credits issued	(208,665)	(193,753)	(159,093)
Acquisitions and other	-	3,218	-
Balance, end of period	$90,549	$95,537	$98,650