Form 10-Q
period 2019-03-30
Dorman Products, Inc.
filed 2019-05-01
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

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

As of April 29, 2019, the registrant had 32,936,681 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Thirteen Weeks Ended
(in thousands, except per share data)	March 30, 2019	March 31, 2018
Net sales	$243,791	$227,262
Cost of goods sold	156,299	138,627
Gross profit	87,492	88,635
Selling, general and administrative expenses	57,750	48,641
Income from operations	29,742	39,994
Other income, net	29	152
Income before income taxes	29,771	40,146
Provision for income taxes	6,364	9,499
Net income	$23,407	$30,647
Earnings Per Share:
Basic	$0.71	$0.93
Diluted	$0.71	$0.93
Weighted Average Shares Outstanding:
Basic	32,801	32,917
Diluted	32,889	33,003

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	March 30, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$40,794	$43,458
Accounts receivable, less allowance for doubtful accounts and customer credits of $90,790 and $91,531	297,509	310,114
Inventories	288,862	270,504
Prepaids and other current assets	7,409	5,652
Total current assets	634,574	629,728
Property, plant and equipment, net	101,395	98,647
Operating lease right-of-use assets	34,819	-
Goodwill	72,601	72,606
Intangible assets, net	24,663	25,164
Deferred tax asset, net	6,230	6,228
Other assets	53,200	55,184
Total	$927,482	$887,557
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$98,281	$109,096
Accrued compensation	6,273	14,515
Other accrued liabilities	29,362	17,979
Total current liabilities	133,916	141,590
Long-term operating lease liabilities	32,856	-
Other long-term liabilities	14,211	13,550
Deferred tax liabilities, net	4,792	4,794
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 32,942,013 and 33,004,861 in 2019 and 2018, respectively	329	330
Additional paid-in capital	49,890	47,861
Retained earnings	691,488	679,432
Total shareholders’ equity	741,707	727,623
Total	$927,482	$887,557

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Thirteen Weeks Ended March 30, 2019
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 29, 2018	33,004,861	$330	$47,861	$679,432	$727,623
Exercise of stock options	11,714	—	31	—	31
Compensation expense under Incentive Stock Plan	—	—	915	—	915
Purchase and cancellation of common stock	(115,090)	(1)	(207)	(9,427)	(9,635)
Issuance of non-vested stock, net of cancellations	48,193	—	—	—	-
Other stock related activity, net of tax	(7,665)	—	1,290	(1,924)	(634)
Net income	—	—	—	23,407	23,407
Balance at March 30, 2019	32,942,013	$329	$49,890	$691,488	$741,707

	Thirteen Weeks Ended March 29, 2018
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 30, 2017	33,571,524	$336	$44,812	$589,659	$634,807
Compensation expense under Incentive Stock Plan	—	—	898	—	898
Purchase and cancellation of common stock	(131,750)	(2)	(237)	(8,969)	(9,208)
Issuance of non-vested stock, net of cancellations	66,441	1	607	—	608
Other stock related activity, net of tax	(2,716)	—	(614)	—	(614)
Net income	—	—	—	30,647	30,647
Balance at March 31, 2018	33,503,499	$335	$45,466	$611,337	$657,138

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirteen Weeks Ended
(in thousands)	March 30, 2019	March 31, 2018
Cash Flows from Operating Activities:
Net income	$23,407	$30,647
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	7,265	6,378
Provision for non-cash stock compensation	915	851
Operating lease right-of-use assets amortization	1,507	-
Changes in assets and liabilities:
Accounts receivable	12,611	(8,880)
Inventories	(18,184)	6,309
Prepaids and other current assets	(3,685)	(1,550)
Other assets	418	35
Accounts payable	(11,091)	(16,519)
Accrued compensation and other liabilities	3,268	2,480
Cash provided by operating activities	16,431	19,751
Cash Flows from Investing Activities:
Property, plant and equipment additions	(8,838)	(6,276)
Cash used in investing activities	(8,838)	(6,276)
Cash Flows from Financing Activities:
Other stock related activity	(622)	(563)
Purchase and cancellation of common stock	(9,635)	(9,208)
Cash used in financing activities	(10,257)	(9,771)
Effect of exchange rate changes on Cash and Cash Equivalents	-	(51)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,664)	3,653
Cash and Cash Equivalents, Beginning of Period	43,458	71,691
Cash and Cash Equivalents, End of Period	$40,794	$75,344
Supplemental Cash Flow Information
Cash paid for interest expense	$61	$66
Cash paid for income taxes	$74	$295

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2019 AND MARCH 31, 2018

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM”.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2019. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

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

In connection with this acquisition, we preliminary recorded $5.5 million in goodwill, $5.3 million of identified intangibles, and $16.7 million of other net assets, primarily $2.0 million of accounts receivable, $9.1 million of inventory, $4.4 million of fixed assets, and $1.2 million of net other assets and liabilities. The estimated fair value of the Flight assets acquired and liabilities assumed are provisional as of March 30, 2019 and are based on information that is currently available to the Company. Additional information about conditions that existed as of the date of acquisition are being gathered to finalize these provisional measurements, particularly with respect to net working capital, intangible assets, deferred income taxes and tax liabilities. Accordingly, the measurement of Flight’s assets acquired and liabilities assumed may change significantly upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.

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

On October 26, 2017, we acquired 100% of the outstanding stock of MAS Automotive Distribution Inc. (“MAS”), a privately-held manufacturer of premium chassis and control arms based in Montreal, Canada. The purchase price was $67.2 million net of $3.3 million of cash acquired and including contingent consideration and other purchase price adjustment. The fair value of the contingent cash consideration was estimated by using an option pricing model framework, which represents our own assumptions and data, and is based on our best available information. As of March 30, 2019, we had $8.1 million recorded which represent the fair value of the estimated payment which will become due if certain sales thresholds are achieved through December 2020. Accretion expense was $0.1 million in each of the thirteen weeks ended March 30, 2019 and March 31, 2018, which was included in selling, general and administrative expenses in the Consolidated Statements of Income.

3.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $172.8 million and $151.0 million of accounts receivable during the thirteen weeks ended March 30, 2019 and March 31, 2018, respectively. If receivables had not been sold over the last twelve months, $418.1 million and $378.5 million of additional accounts receivable would have been outstanding at March 30, 2019 and December 29, 2018, respectively, based on standard payment terms. Selling, general and administrative expenses for the thirteen weeks ended March 30, 2019 and March 31, 2018 included $4.6 million and $3.5 million, respectively, in financing costs associated with these accounts receivable sales programs.

4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	March 30, 2019	December 29, 2018
Bulk product	$113,876	$122,111
Finished product	170,610	144,897
Packaging materials	4,376	3,496
Total	$288,862	$270,504

5.	Leases

As discussed in Note 15, we adopted ASU No. 2016-02, Leases, using the modified retrospective approach. We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and to obtain substantially all of the economic benefit from the use of the underlying asset. Some of our leases included both lease and non-lease components which are accounted for as a single lease component as we have elected the practical expedient. Some of our operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year and as such are accounted for as short-term leases as we have elected the practical expedient.

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the preset values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of March 30, 2019.

We have operating leases for distribution centers, sales offices and certain warehouse and office equipment. Our leases have remaining lease terms of 1 to 12 years, many of which include one or more renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised.

As of March 30, 2019, there was no material variable lease costs or sublease income. Cash paid for operating leases was $1.2 million in the thirteen weeks ended March 30, 2019. The following table summarizes the lease expense for the thirteen weeks ended March 30, 2019:

(in thousands)	Thirteen Weeks Ended March 30, 2019
Operating lease expense	$1,928
Short-term lease expense	1,070
Total lease expense	$2,998

Supplemental balance sheet information related to our operating leases is as follows:

(in thousands)	March 30, 2019
Operating lease right-of-use assets	$34,819

Other current liabilities	$4,261
Long-term operating lease liabilities	32,856
Total operating lease liabilities	$37,117

Weighted average remaining lease term (years)	9.91
Weighted average discount rate	5.18%

The following table summarizes the maturities of our lease liabilities for all operating leases as of March 30, 2019:

(in thousands)	March 30, 2019
2019 (Remainder of 2019)	$4,423
2020	5,700
2021	5,290
2022	4,915
2023	3,401
2024 and thereafter	24,980
Total lease payments	48,709
Less: Imputed interest	(11,592)
Present value of lease liabilities	$37,117

For the year ended December 29, 2018, minimum rental payments under operating leases are recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases, including payments for short-term equipment and storage rentals, was $6.9 million in fiscal 2018. Minimum future rental payments required under operating leases in effect as of December 29, 2018 were as follows:

(in thousands)	December 29, 2018
2019	$5,489
2020	5,416
2021	4,972
2022	4,599
2023	3,013
2024 and thereafter	24,297
Total rental payments	$47,786

6.	Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)	March 30, 2019	December 29, 2018
Balance at beginning of period	$72,606	$65,999
Goodwill acquired	-	6,800
Measurement period adjustments	(5)	(193)
Balance at end of period	$72,601	$72,606

Intangible Assets

Intangible assets included the following:

		March 30, 2019			December 29, 2018
(in thousands)	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Tradenames	13.8	$7,590	$531	$7,059	$7,590	$516	$7,074
Customer relationships	8.7	20,130	3,050	17,080	20,130	2,582	17,548
Technology	12.8	367	55	312	367	49	318
Other	4.4	240	28	212	240	16	224
Total		$28,327	$3,664	$24,663	$28,327	$3,163	$25,164

Amortization expense was $0.7 million and $0.5 million for the thirteen weeks ended March 30, 2019 and March 31, 2018, respectively.

7.	Commitments and Contingencies

We are a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, competitive practices, intellectual property infringement, product liability claims and other matters arising out of the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, taking into account relevant insurance coverage, would likely have a material financial impact on the Company and we believe the range of reasonably possible losses from current matters, taking into account relevant insurance coverage, is immaterial.

8.	Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued an accounting standard update in May 2014 regarding the accounting for and disclosure of revenue. Specifically, the update outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which is common to both U.S. GAAP and International Financial Reporting Standards.

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

All of our revenue was recognized under the point of time approach in accordance with the revenue standard during the thirteen weeks ended March 30, 2019 and March 31, 2018, respectively. Also, we do not have significant financing arrangements with our customers, as our credit terms are all less than one year. Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

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

- A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded as of March 30, 2019 or December 29, 2018.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. We did not have any contract liabilities recorded as of March 30, 2019 or December 29, 2018.

Disaggregated Revenue

The following tables present our disaggregated net sales by Type of Major Good / Product Line, and Geography.

	Thirteen Weeks Ended
(in thousands)	March 30, 2019	March 31, 2018
Powertrain	$95,163	$95,152
Chassis	77,406	66,999
Automotive Body	60,746	55,244
Hardware	10,476	9,867
Net Sales	$243,791	$227,262

	Thirteen Weeks Ended
(in thousands)	March 30, 2019	March 31, 2018
Net Sales to U.S. Customers	$227,151	$210,426
Net Sales to Non-U.S. Customers	$16,640	16,836
Net Sales	$243,791	$227,262

9.	Stock-Based Compensation

On May 16, 2018, our shareholders approved our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan” or the “Plan”), which supersedes our 2008 Stock Option and Stock Incentive Plan. All future stock compensation grants will be issued under the 2018 Plan. Under the terms of the Plan, our Board of Directors may grant up to 1,200,000 shares of common stock in the form of shares of restricted stock, restricted stock units, stock appreciation rights and stock options or combinations thereof to officers, directors, employees, important consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved. Stock options are exercisable upon the terms set forth in each grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock and restricted stock units vest in accordance with the terms set forth in each applicable award agreement approved by our Board of Directors. At March 30, 2019, 1,085,954 shares were available for grant under the 2018 Plan.

Restricted Stock

We grant restricted stock to certain employees and members of our Board of Directors. Vesting of restricted stock is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of performance goals. We retain the restricted stock, and any dividends paid thereon, until the vesting conditions have been met. For time-based restricted stock awards, compensation cost related to the stock is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. For performance-based restricted stock awards tied to growth in pre-tax income, compensation cost related to the stock is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions. In 2019, we introduced performance shares that vest based on our total shareholder return ranking relative to the S&P Midcap 400 Growth Index over a three-year performance period. For performance-based restricted stock awards tied to total shareholder return, compensation cost related to the stock is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model. Compensation cost related to restricted stock was $0.7 million for the thirteen weeks ended March 30, 2019 and March 31, 2018 and is classified as selling, general and administrative expense in the Consolidated Statements of Income.

The following table summarizes our restricted stock activity for the thirteen weeks ended March 30, 2019:

	Shares	Weighted Average Price
Balance at December 29, 2018	170,737	$63.94
Granted	74,879	$82.11
Vested	(24,849)	$50.81
Cancelled	(26,972)	$48.23
Balance at March 30, 2019	193,795	$74.83

As of March 30, 2019, there was $7.9 million of unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. The excess tax benefit generated from restricted stock which vested was $0.2 million and $0.1 million in the thirteen weeks ended March 30, 2019 and March 31, 2018, respectively, and was credited to income tax expense.

Stock Options

We grant stock options to certain employees. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income was $0.2 million and $0.1 million for the thirteen weeks ended March 30, 2019 and March 31, 2018, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Income. No cost was capitalized during the thirteen weeks ended March 30, 2019.

We use the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. During the thirteen weeks ended March 30, 2019 and March 31, 2018 we granted 28,538 and 61,514 stock options, respectively.

The following table summarizes our stock option activity for the thirteen weeks ended March 30, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 29, 2018	188,469	$66.14
Granted	28,538	$82.56
Exercised	(33,228)	$58.81
Balance at March 30, 2019	183,779	$70.01	4.1	$3,321,984
Options exercisable at March 30, 2019	61,415	$62.01	2.7	$1,601,664

   There were 33,228 options exercised during the thirteen weeks ended March 30, 2019. There were no options exercised in the thirteen weeks ended March 31, 2018. As of March 30, 2019, there was $1.9 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

Cash generated from stock option exercises was less than $0.1 million in the thirteen weeks ended March 30, 2019. There was no cash received from stock option exercises in the thirteen weeks ended March 31, 2018.

There was no excess tax benefit generated from stock options exercised in the thirteen weeks ended March 30, 2019 or March 31, 2018.

Employee Stock Purchase Plan

In May 2017, our shareholders’ approved the Dorman Products, Inc. Employee Stock Purchase Plan (the “ESPP”), which makes available 1,000,000 shares of our common stock for sale to eligible employees. There were no shares purchased under this plan in the thirteen weeks ended March 30, 2019 and March 31, 2018. During both the thirteen weeks ended March 30, 2019 and March 31, 2018, compensation cost under the Plan was less than $0.1 million.

10.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of 114,000 shares and 197,000 shares were excluded from the calculation of diluted earnings per share as of March 30, 2019 and March 31, 2018, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended
(in thousands, except per share data)	March 30, 2019	March 31, 2018
Numerator
Net income	$23,407	$30,647
Denominator:
Weighted average basic shares outstanding	32,801	32,917
Effect of stock-based compensation awards	88	86
Weighted average diluted shares outstanding	32,889	33,003
Earnings Per Share:
Basic	$0.71	$0.93
Diluted	$0.71	$0.93

11.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the thirteen weeks ended March 30, 2019, we repurchased and cancelled 14,090 shares of common stock for $1.3 million at an average price of $89.64 per share. During the fifty-two weeks ended December 29, 2018, we repurchased and cancelled 26,280 shares of common stock for $2.0 million at an average price of $74.79 per share.

Our Board of Directors authorized a share repurchase program of up to $400 million through December 31, 2020. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the thirteen weeks ended March 30, 2019, we repurchased and cancelled 101,000 shares of common stock for $8.4 million at an average price of $82.89 per share under this program. For the fifty-two weeks ended December 29, 2018, we repurchased and cancelled 622,223 shares of common stock for $43.4 million at an average price of $69.73 per share under this program.

12.	Related-Party Transactions

We have a non-cancelable operating lease for our primary operating facility with a partnership in which Steven L. Berman, our Executive Chairman, and his family members, are partners. Based upon the terms of the lease, payments will be $1.6 million in fiscal 2019 and were $1.6 million in fiscal 2018. This lease will expire on December 31, 2022. The right-of-use asset and total lease liabilities related to this lease were both $5.6 million as of March 30, 2019. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed during November 2016.

Additionally, we have a non-cancelable operating lease for our Canadian operating facility from a corporation of which an employee, who is also the former owner of an acquired entity, and his family members are owners. Based upon the terms of the lease, payments will be $0.2 million in fiscal 2019 and were $0.5 million in fiscal 2018. This lease expired on April 30, 2019.

We are a partner in a joint venture with one of our suppliers and own minority interests in two other suppliers. Each of these investments is accounted for according to the equity method.

13.	Income Taxes

At March 30, 2019, we had $2.4 million of net unrecognized tax benefits, $2.1 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 30, 2019 we had approximately $0.6 million of accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the United States, Canada, China, India, and Mexico. All years before 2015 are closed for United States federal tax purposes. Tax years before 2014 are closed for the states in which we file. Tax years before 2015 are closed for tax purposes in China and Canada. All tax years remain open for Mexico.

14.Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments.

15.	New and Recently Adopted Accounting Pronouncements

On December 30, 2018, the beginning of our 2019 fiscal year, we adopted ASU No. 2016-02, Leases, which replaces existing lease guidance. The ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. Additionally, in August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition. We adopted the standard using the modified retrospective approach and adoption resulted in right-of-use assets of $36.3 million and lease liabilities of $37.9 million as of December 30, 2018. Deferred rent and lease incentive liabilities associated with historical operating leases totaling $1.6 million were reclassified to the operating lease right-of-use assets as required by ASC 842. The transition did not have a material impact on our results of operations or Statement of Cash Flows. See Note 5 for additional information on leases.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of the current employee share-based payment guidance to include share-based payments issued to nonemployees to substantially align the accounting for share-based payments for nonemployees with those made to employees including, the fair value measurement, measurement date and classification of certain awards. The new guidance is effective for fiscal years beginning after December 15, 2018, with early application permitted. We adopted this ASU effective December 30, 2018, the beginning of our fiscal 2019. Adoption of this ASU did not have a material impact on our consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements related to the Company’s growth opportunities, future business prospects, net sales, margins, backlog, acquisitions, investments, cost offsets, quarterly fluctuations, customer concessions, fluctuations in foreign currency, mitigation of tariffs, working capital, liquidity, and income. Words such as “may,” “believe,” “demonstrate,” “expect,” “estimate,” “forecast,” “project,” “plan,” “anticipate,” “intend,” “should,” “will” and “likely” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statements are not forward-looking. In addition, statements that are not historical should also be considered forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors (many of which are outside of our control) which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to: (i) competition in the automotive aftermarket; (ii) unfavorable economic conditions; (iii) the loss or decrease in sales among one of our top customers; (iv) customer consolidation in the automotive aftermarket leading to less favorable customer contract terms; (v) foreign currency fluctuations and our dependence on foreign suppliers; (vi) extending credit to customers who may be unable to pay; (vii) the loss of a key supplier; (viii) limited customer shelf space; (ix) delay in the development and design of new products; (x) changes in automotive technology and improvements in the quality of new vehicle parts; (xi) claims of intellectual property infringement; (xii) quality problems with products after their production and sale to customers; (xiii) loss of third party transportation providers on whom we depend or increases in fuel prices; (xiv) unfavorable results of legal proceedings; (xv) our executive chairman and his family owning a significant portion of the Company; (xvi) operations may be subject to quarterly fluctuations and disruptions from events beyond our control; (xvii) risks associated with conflict minerals; (xviii) risks associated with cyber-attacks; (xix) imposition of taxes, duties, or tariffs; (xx) exposure to risks related to accounts receivable; (xxi) volatility in the market price of our common stock and potential securities class action litigation; (xxii) losing the services of our executive officers or other highly qualified and experienced contributors; and (xxiii) the inability to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I, “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. The Company is under no obligation to (and expressly disclaims any such obligation to) update any of the information in this report if any forward-looking statement later turns out to be inaccurate whether as a result of new information, future events or otherwise.

Introduction

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto of Dorman Products, Inc. and its subsidiaries included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Overview

We believe we are a leading supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket. As of December 29, 2018, we marketed approximately 77,000 unique parts as compared to 70,000 as of December 30, 2017, many of which we designed and engineered. Unique parts exclude private label stock keeping units (“SKU’s”) and other variations in how we market, package and distribute our products, but include unique parts of acquired companies. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We believe we are a leading aftermarket supplier of original equipment “dealer exclusive” parts. Original equipment “dealer exclusive” parts are those parts which were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, complex electronics modules and exhaust gas recirculation (EGR) coolers.

We generate virtually all of our revenues from customers in the North American automotive aftermarket, primarily in the United States.  Our products are sold primarily through automotive aftermarket retailers; national, regional and local warehouse distributors and specialty markets; and salvage yards. We also distribute automotive replacement parts outside the United States, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East and Australia.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of net sales. The introduction of new products and product lines to customers may also cause significant fluctuations from quarter to quarter.

We were engaged in several site consolidation activities during the thirteen weeks ended March 30, 2019. Most significantly, we completed the consolidation of our Montreal facility (acquired as part of the MAS acquisition) into our new 800,000 square foot distribution center in Portland, Tennessee. Additionally, we began transferring our existing distribution operations in Portland to this new facility and also completed the consolidation of an existing production facility in Michigan with our Flight facility in Pennsylvania. The total costs incurred related to these actions was $5.5 million during the first quarter of 2019.We anticipate that we will incur higher costs throughout 2019 as we complete the consolidation of our Portland facilities.

We operate on a fifty-two or fifty-three week period ending on the last Saturday of the calendar year. Our 2019 fiscal year will be a fifty-two week period that will end on December 28, 2019. Our fiscal 2018 was a fifty-two week period that ended on December 29, 2018.

New Product Development

New product development is a critical success factor for us and is our primary vehicle for growth. We have made incremental investments to increase our new product development efforts each year since 2003 in an effort to grow our business and strengthen our relationships with our customers. The investments are primarily in the form of increased product development resources, increased customer and end-user awareness programs and customer service improvements. These investments have enabled us to provide an expanding array of new product offerings and grow revenues at levels that exceed market growth rates. As a result of these investments, we introduced 1,229 new products to our customers and end users in the thirteen weeks ended March 30, 2019, including 512 “New to the Aftermarket” SKU’s. We introduced 5,543 new products to our customers and end users in the fiscal year ended December 29, 2018, including 1,716 “New to the Aftermarket” SKU’s.

Our complex electronics program capitalizes on the growing number of electronic components being utilized on today’s original equipment platforms. Current production models contain an average of approximately thirty-five electronic modules, with some high-end luxury vehicles containing over one hundred modules. Our complex electronics products are designed and developed in house and extensively tested to ensure consistent performance, and, our product portfolio is focused on further developing our leadership position in the category.

In 2012, we introduced Dorman HD Solutions™, a line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here is on formerly “dealer only” parts similar to the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. As of March 30, 2019 have approximately 1,665 SKU’s in this product line. We will continue to invest aggressively in our medium and heavy duty product line.

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

Economic Factors

Vehicle owners operate their current vehicles longer than they did several years ago. As a result, owners perform necessary repairs and maintenance in order to keep those vehicles well maintained. According to data published by Polk, a division of IHS Automotive, the average age of vehicles was 11.8 years as of October 2018, which is an increase from 11.7 years as of October 2017 despite increasing new car sales.  Additionally, the number of vehicles in operation in the United States continues to increase, growing 2.2% in 2018 to 285.7 million from 279.6 million in 2017. Approximately 48% of vehicles in operation are 11 years old or older. Vehicle scrappage rates have also decreased over the last several years. The number of miles driven is another important statistic that impacts our business. According to the United States Department of Transportation, the number of miles driven has increased each year since 2011 with miles driven having increased 0.3% as of November 2018 as compared to November 2017. Generally, as vehicles are driven more miles, the more likely it is that parts will fail. The combination of the factors above has accounted for a portion of our sales growth.

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

The largest portion of our overseas purchases comes from China. The Chinese Yuan to U.S. Dollar exchange rate has fluctuated over the past several years. Any future changes in the value of the Chinese Yuan relative to the U.S. Dollar may result in a change in the cost of products that we purchase from China. However, the cost of the products we procure is also affected by other factors including raw material availability, labor cost, transportation costs and other factors.

Our acquisition of MAS increases our exposures to foreign currencies. MAS was headquartered in Montreal, Canada, and its financial transactions occur in both U.S. Dollars and Canadian Dollars. Since our consolidated financial statements are denominated in U.S. Dollars, the assets, liabilities, net sales, and expenses of MAS which are denominated in currencies other than the U.S. Dollar must be converted into U.S. Dollars using exchange rates for the current period. As a result, fluctuations in foreign currency exchange rates may impact our financial results. During the thirteen weeks ended March 30, 2019, we completed the consolidation of our Montreal facility into our new Portland, Tennessee facility.

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized.

The cost of many commodities that are used in our products has fluctuated over time resulting in increases and decreases in the cost of our products. In addition, we have periodically experienced increased transportation costs as a result of higher fuel prices, capacity constraints and other factors. We will attempt to offset cost increases by passing along selling price increases to customers, using alternative suppliers and sourcing purchases from other countries. However, there can be no assurance that we will be successful in these efforts.

Impact of Tariffs

Effective September 24, 2018, the Office of the United States Trade Representative (USTR) imposed an additional tariff on approximately $200 billion worth of Chinese imports. The tariff was approximately 10% as of December 29, 2018 and during the thirteen weeks ended March 30, 2019. The tariffs enacted to date will increase the cost of many products that are manufactured for us in China. We are taking several actions to mitigate the impact of the tariffs including, but not limited to, price increases to our customers and cost concessions from our suppliers. We expect to mitigate the impact of tariffs in fiscal 2019 primarily through selling price increases to offset the higher tariffs incurred. Tariffs are not expected to have a material impact on our net income but will lower our gross and operating profit percentages as these additional costs are passed through to customers.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Income:

	Thirteen Weeks Ended
(in millions)	March 30, 2019		March 31, 2018
Net sales	$243.8	100.0%	$227.3	100.0%
Cost of goods sold	$156.3	64.1%	$138.6	61.0%
Gross profit	$87.5	35.9%	$88.6	39.0%
Selling, general and administrative expenses	$57.8	23.7%	$48.6	21.4%
Income from operations	$29.7	12.2%	$40.0	17.6%
Interest income, net	$0.0	0.0%	$0.2	0.1%
Income before income taxes	$29.8	12.2%	$40.1	17.7%
Provision for income taxes	$6.4	2.6%	$9.5	4.2%
Net income	$23.4	9.6%	$30.6	13.5%

Thirteen Weeks Ended March 30, 2019 Compared to Thirteen Weeks Ended March 31, 2018

Net sales increased 7% to $243.8 million for the thirteen weeks ended March 30, 2019 from $227.3 million for the thirteen weeks ended March 31, 2018. The increase in net sales is primarily due to acquisitions in the last twelve months which contributed to approximately 2% of net sales growth, increased selling prices associated with tariffs, and the launch of a significant new chassis program to a major retail customer. Increasing sales order rates and site consolidation activities in the thirteen weeks ended March 30, 2019 resulted in backlog of approximately 3% of net sales for the thirteen weeks ended March 30, 2019, which we believe will be realized in future quarters.

Gross profit margin was 35.9% of net sales for the thirteen weeks ended March 30, 2019 compared to 39.0% of net sales for the thirteen weeks ended March 31, 2018. The gross profit percentage declined primarily as a result of the pass-through of tariff costs to our customers (approximately 130bps), acquisitions completed in the last 12 months which carry lower gross margins compared to our historical levels (approximately 100bps), and increased spending due to start-up inefficiencies and backlog growth related to our site consolidation activities (approximately 40bps). Compared to the thirteen weeks ended March 31, 2018, the gross margin was also impacted by the new chassis program launch to a major retail customer, which carried higher costs in the thirteen weeks ended March 30, 2019.

Selling, general and administrative expenses were $57.8 million, or 23.7% of net sales, for the thirteen weeks ended March 30, 2019 compared to $48.6 million, 21.4% of net sales, for the thirteen weeks ended March 31, 2018. The increase in selling, general and administrative expense during the thirteen weeks ended March 30, 2019 was primarily due to costs associated with our site consolidation activities, including severance, accelerated depreciation and other integration expenses of $2.3 million and startup inefficiencies and redundant facility capacity of $2.1 million, the inclusion of expenses of acquired operations, higher factoring costs due to increased sales of accounts receivable and higher interest rates, and wage and benefit inflation.

Our effective tax rate was 21.4% for the thirteen weeks ended March 30, 2019 compared to 23.7% for the thirteen weeks ended March 31, 2018. The effective tax rate decreased primarily due to lower foreign and state taxes incurred during the thirteen weeks ended March 30, 2019.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by our customers. Cash and cash equivalents at March 30, 2019 decreased to $40.8 million from $43.5 million at December 29, 2018. Working capital was $500.7 million at March 30, 2019 compared to $488.1 million at December 29, 2018. Shareholders’ equity was $741.7 million at March 30, 2019 and $727.6 million at December 29, 2018. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, or other factors.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During the thirteen weeks ended March 30, 2019 and March 31, 2018, we sold approximately $172.8 million and $151.0 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

In December 2017, we entered into a credit agreement which will expire in December 2022. This agreement provides for an initial revolving credit facility of $100.0 million and gives us the ability to request increases of up to an incremental $100.0 million. Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 65 basis points to LIBOR plus 125 basis points based upon the ratio of consolidated funded debt to consolidated EBITDA, as defined by the credit agreement. The interest rate at March 30, 2019 was LIBOR plus 65 basis points (3.15%). The credit agreement also contains other covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement.  The credit agreement also requires us to pay an unused fee of 0.10% on the average daily unused portion of the facility. As of March 30, 2019, there were no borrowings under the facility and we had two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $99.2 million available under the facility at March 30, 2019.

Cash Flows

The following summarizes the activities included in the Consolidated Statements of Cash Flows:

	Thirteen Weeks Ended
(in thousands)	March 30, 2019	March 31, 2018
Cash provided by operating activities	$16,431	$19,751
Cash used in investing activities	(8,838)	(6,276)
Cash used in financing activities	(10,257)	(9,771)
Net (decrease) increase in cash and cash equivalents	$(2,664)	$3,704

During the thirteen weeks ended March 30, 2019, cash provided by operating activities was $16.4 million primarily as a result of $23.4 million in net income, non-cash adjustments to net income of $9.7 million and a net increase in operating assets and liabilities of $16.7 million. Compared to the Consolidated Balance Sheet at December 29, 2018, accounts receivable decreased $12.6 million due to higher sales of accounts receivable. Inventory increased $18.2 million due to inventory purchases to support new product launches and to maintain customer fill rates as we consolidate facilities. Accounts payable decreased $11.1 million due to the timing of payments to our vendors. The change in prepaids, other assets and accrued compensation and other liabilities were not material.

During the thirteen weeks ended March 31, 2018, cash provided by operating activities was $19.8 million primarily as a result of $30.6 million in net income, non-cash adjustments to net income of $7.2 million and a net increase in operating assets and liabilities of $18.1 million. Compared to the Consolidated Balance Sheet at December 30, 2017, accounts receivable increased $8.9 million due to the timing of cash receipts. Inventory decreased $6.3 million due to decreased inventory purchases. Accounts payable decreased $16.5 million due to lower inventory purchases and the timing of payments to our vendors. The change in prepaids, other assets, and accrued compensation and other liabilities was not material.

Investing activities used $8.8 million of cash in the thirteen weeks ended March 30, 2019 and $6.3 million in the thirteen weeks ended March 31, 2018, as summarized below:

•

Capital spending in the thirteen weeks ended March 30, 2019 was primarily related to $1.5 million in tooling associated with new products and $2.6 million in enhancements and upgrades to our information systems.

•

Capital spending in the thirteen weeks ended March 31, 2018 was primarily related to $1.8 million in tooling associated with new products and $2.0 million in enhancements and upgrades to our information systems.

•	The remaining capital spending in both periods resulted from scheduled equipment replacements, certain facility improvements and other capital projects.

Financing activities used $10.3 million of cash in the thirteen weeks ended March 30, 2019 and $9.8 million in the thirteen weeks ended March 31, 2018 as summarized below:

•

In the thirteen weeks ended March 30, 2019, we paid $8.4 million to repurchase 101,000 common shares. In the thirteen weeks ended March 31, 2018, we paid $9.0 million to repurchase 128,870 common shares.

•	The remaining uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of common stock from our 401(k) Plan.

During the thirteen weeks ended March 30, 2019, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018.

New and Recently Adopted Accounting Pronouncements

Please refer to Note 15, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our available credit and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in the rates under our credit agreement or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. A one percentage point increase in the discount rates under the accounts receivable sales programs would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $4.2 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of our internal control over financial reporting to determine whether any changes occurred during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended March 30, 2019.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, competitive practices, intellectual property infringement, product liability claims and other matters arising out of the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, taking into account relevant insurance coverage, would likely have a material financial impact on the Company and we believe the range of reasonably possible losses from current matters, taking into account relevant insurance coverage, is immaterial.

Item 1A. Risk Factors

There have been no material changes in our risk factors from the risks previously reported in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 29, 2018. You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended March 30, 2019, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
December 30, 2018 through January 26, 2019	13,434	$91.92	-	$183,316,391
January 27, 2019 through February 23, 2019	3,709	$82.59	-	$183,316,391
February 24, 2019 through March 30, 2019	105,612	$82.83	101,000	$174,944,098
Total	122,755	$83.82	101,000	$174,944,098

(1)

Includes 14,090 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 10 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Also includes 7,665 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period.  The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan.

(2)

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors expanded the program up to $400 million and extended the program through December 31, 2020. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 101,000 shares under this program during the thirteen weeks ended March 30, 2019.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

The Exhibits included in this report are listed in the Exhibit Index on page 21, which is incorporated herein by reference

EXHIBIT INDEX

10.1	Employment Agreement, dated January 10, 2019, between the Company and Kevin M. Olsen. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2019.

10.2	Offer Letter, dated January 24, 2019, between the Company and David M. Hession. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2019.

10.3

Form of 2019 Chief Executive Officer Restricted Stock Award under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 25, 2019.

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

101

The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended March 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

May 1, 2019

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)

 May 1, 2019

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)