Form 10-Q
period 2019-06-29
Dorman Products, Inc.
filed 2019-07-31
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	DORM	NASDAQ Global Select Market

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

As of July 29, 2019, the registrant had 32,785,889 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 29, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirteen Weeks Ended
(in thousands, except per share data)	June 29, 2019	June 30, 2018
Net sales	$254,175	$238,147
Cost of goods sold	167,027	145,446
Gross profit	87,148	92,701
Selling, general and administrative expenses	59,925	49,921
Income from operations	27,223	42,780
Other income, net	27	73
Income before income taxes	27,250	42,853
Provision for income taxes	5,751	8,514
Net income	$21,499	$34,339
Earnings Per Share:
Basic	$0.66	$1.04
Diluted	$0.66	$1.03
Weighted Average Shares Outstanding:
Basic	32,588	33,146
Diluted	32,676	33,226

See accompanying Notes to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twenty-Six Weeks Ended
(in thousands, except per share data)	June 29, 2019	June 30, 2018
Net sales	$497,966	$465,409
Cost of goods sold	323,327	284,072
Gross profit	174,639	181,337
Selling, general and administrative expenses	117,676	98,563
Income from operations	56,963	82,774
Other income, net	57	224
Income before income taxes	57,020	82,998
Provision for income taxes	12,115	18,013
Net income	$44,905	$64,985
Earnings Per Share:
Basic	$1.37	$1.95
Diluted	$1.37	$1.95
Weighted Average Shares Outstanding:
Basic	32,722	33,273
Diluted	32,811	33,355

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	June 29, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$38,424	$43,458
Accounts receivable, less allowance for doubtful accounts of $974 and $983	376,639	400,663
Inventories	291,739	270,504
Prepaids and other current assets	17,519	5,652
Total current assets	724,321	720,277
Property, plant and equipment, net	102,304	98,647
Operating lease right-of-use assets	35,238	-
Goodwill	72,601	72,606
Intangible assets, net	23,853	25,164
Deferred tax asset, net	6,114	6,228
Other assets	51,826	55,184
Total	$1,016,257	$978,106
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$102,307	$109,096
Accrued compensation	6,999	14,515
Accrued customer rebates and returns	89,542	96,888
Other accrued liabilities	15,635	11,640
Total current liabilities	214,483	232,139
Long-term operating lease liabilities	32,813	-
Other long-term liabilities	14,015	13,550
Deferred tax liabilities, net	4,614	4,794
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 32,781,331 and 33,004,861 in 2019 and 2018, respectively	328	330
Additional paid-in capital	51,514	47,861
Retained earnings	698,490	679,432
Total shareholders’ equity	750,332	727,623
Total	$1,016,257	$978,106

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Thirteen Weeks Ended June 29, 2019
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at March 30, 2019	32,942,013	$329	$49,890	$691,488	$741,707
Exercise of stock options	196	—	—	—	—
Provision for stock-based compensation	—	—	1,132	—	1,132
Purchase and cancellation of common stock	(175,184)	(2)	(315)	(14,387)	(14,704)
Issuance of non-vested stock, net of cancellations	16,099	1	867	—	868
Other stock related activity, net of tax	(1,793)	—	(60)	(110)	(170)
Net income	—	—	—	21,499	21,499
Balance at June 29, 2019	32,781,331	$328	$51,514	$698,490	$750,332

	Thirteen Weeks Ended June 30, 2018
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at March 31, 2018	33,503,499	$335	$45,466	$611,337	$657,138
Provision for stock-based compensation	—	—	1,100	—	1,100
Purchase and cancellation of common stock	(278,138)	(2)	(501)	(18,355)	(18,858)
Issuance of non-vested stock, net of cancellations	7,382	(1)	415	—	414
Other stock related activity, net of tax	(6,972)	—	(115)	(2)	(117)
Net income	—	—	—	34,339	34,339
Balance at June 30, 2018	33,225,771	$332	$46,365	$627,319	$674,016

	Twenty-Six Weeks Ended June 29, 2019
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 29, 2018	33,004,861	$330	$47,861	$679,432	$727,623
Exercise of stock options	11,910	—	31	—	31
Provision for stock-based compensation	—	—	2,047	—	2,047
Purchase and cancellation of common stock	(290,274)	(3)	(522)	(23,814)	(24,339)
Issuance of non-vested stock, net of cancellations	64,292	1	867	—	868
Other stock related activity, net of tax	(9,458)	—	1,230	(2,033)	(803)
Net income	—	—	—	44,905	44,905
Balance at June 29, 2019	32,781,331	$328	$51,514	$698,490	$750,332

	Twenty-Six Weeks Ended June 30, 2018
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 30, 2017	33,571,524	$336	$44,812	$589,659	$634,807
Provision for stock-based compensation	—	—	1,998	—	1,998
Purchase and cancellation of common stock	(409,888)	(4)	(738)	(27,324)	(28,066)
Issuance of non-vested stock, net of cancellations	73,823	—	1,022	—	1,022
Other stock related activity, net of tax	(9,688)	—	(729)	(1)	(730)
Net income	—	—	—	64,985	64,985
Balance at June 30, 2018	33,225,771	$332	$46,365	$627,319	$674,016

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Six Weeks Ended
(in thousands)	June 29, 2019	June 30, 2018
Cash Flows from Operating Activities:
Net income	$44,905	$64,985
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	14,097	13,004
Provision for doubtful accounts	21	(661)
(Benefit) provision for deferred income taxes	(64)	2,474
Provision for stock-based compensation	2,047	1,998
Changes in assets and liabilities:
Accounts receivable	21,500	(33,648)
Inventories	(21,235)	(6,122)
Prepaids and other current assets	(11,200)	(2,018)
Other assets	2,238	565
Accounts payable	(6,925)	17,816
Accrued compensation and other liabilities	(8,836)	(12,788)
Cash provided by operating activities	36,548	45,605
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	-	(564)
Property, plant and equipment additions	(17,335)	(11,416)
Cash used in investing activities	(17,335)	(11,980)
Cash Flows from Financing Activities:
Contingent consideration	-	(2,037)
Other stock related activity	92	(318)
Purchase and cancellation of common stock	(24,339)	(28,066)
Cash used in financing activities	(24,247)	(30,421)
Effect of exchange rate changes on Cash and Cash Equivalents	-	(85)
Net (Decrease) Increase in Cash and Cash Equivalents	(5,034)	3,119
Cash and Cash Equivalents, Beginning of Period	43,458	71,691
Cash and Cash Equivalents, End of Period	$38,424	$74,810
Supplemental Cash Flow Information
Cash paid for interest expense	$90	$133
Cash paid for income taxes	$21,730	$13,420

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 2019 AND JUNE 30, 2018

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman”, the “Company”, “we”, “us”, or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 29, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2019. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Certain prior year amounts have been reclassified to conform with current year presentation.

Revision of Prior Period Financial Statements

During the quarter ended June 29, 2019, we identified and corrected an immaterial error that affected previously issued consolidated financial statements. This error related to the application of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, related to the balance sheet classification of accrued customer rebates and returns that are recognized in connection with sales of our products. We adopted this ASU on December 31, 2017, the beginning of our 2018 fiscal year. We previously recorded accrued customer rebates and returns that were expected to be issued as credits to our customers as a valuation account which offset accounts receivable. Accrued customer rebates and returns are now recorded as a current liability.

Previously issued comparative financial statements, which were revised during the quarter ended June 29, 2019 to correct the error noted above, are presented as “As Revised” in the tables presented in the following footnotes.

	December 29, 2018
(in thousands)	As Previously Reported	Adjustment	As Revised
Revised Consolidated Balance Sheet Amounts:
Assets
Accounts receivable, net	$310,114	$90,549	$400,663
Total current assets	$629,728	$90,549	$720,277
Total assets	$887,557	$90,549	$978,106
Liabilities and shareholders' equity
Accrued customer rebates and returns	$6,339	$90,549	$96,888
Total current liabilities	$141,590	$90,549	$232,139
Total liabilities and shareholders' equity	$887,557	$90,549	$978,106

	Twenty-Six Weeks Ended June 30, 2018
(in thousands)	As Previously Reported	Adjustment	As Revised
Revised Consolidated Statement of Cash Flows from Operating Activities Amounts:
Accounts receivable	$(40,180)	$6,532	$(33,648)
Accrued compensation and other liabilities	$(6,256)	$(6,532)	$(12,788)
Net cash used in operating activities	$45,605	$—	$45,605

Additionally, as a result of the adoption of ASU No. 2014-09, the Company should have disclosed the initial impact to the balance sheet reclassification for accrued customer rebates and returns from accounts receivable, net to accrued customer rebates and returns. The cumulative effect of the changes to the consolidated balance sheet from the adoption was as follows:

(in thousands)	As of December 30, 2017	Effect of Adoption	As of December 31, 2017

Accounts receivable, net	$241,880	$95,537	$337,417
Accrued customer rebates and returns	$6,522	$95,537	$102,059

The effect of the above corrections on the consolidated statement of cash flows for the fiscal year ended December 29, 2018 is as follows:

	Fiscal Year Ended December 29, 2018
(in thousands)	As Previously Reported	Adjustment	As Revised
Revised Consolidated Statement of Cash Flows from Operating Activities Amounts:
Accounts receivable	$(66,403)	$4,990	$(61,413)
Accrued compensation and other liabilities	$4,318	$(4,990)	$(672)
Net cash used in operating activities	$78,112	$—	$78,112

The correction of this error did not impact our Consolidated Statements of Operations or our Consolidated Statements of Shareholder’s Equity in any period presented.

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

In connection with this acquisition, we preliminary recorded $5.5 million in goodwill, $5.3 million of identified intangibles, and $16.7 million of other net assets, primarily $2.0 million of accounts receivable, $9.1 million of inventory, $4.4 million of fixed assets, and $1.2 million of net other assets and liabilities. The estimated fair value of the Flight assets acquired and liabilities assumed are provisional as of June 29, 2019 and are based on information that is currently available to the Company. Additional information about conditions that existed as of the date of acquisition are being gathered to finalize these provisional measurements, particularly with respect to net working capital, intangible assets, deferred income taxes and tax liabilities. Accordingly, the measurement of Flight’s assets acquired and liabilities assumed may change significantly upon finalization of the Company’s valuations and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.

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

On October 26, 2017, we acquired 100% of the outstanding stock of MAS Automotive Distribution Inc. (“MAS”), a privately-held manufacturer of premium chassis and control arms based in Montreal, Canada. The purchase price was $67.2 million net of $3.3 million of cash acquired and including contingent consideration and other purchase price adjustment. The fair value of the contingent cash consideration was estimated by using an option pricing model framework, which represents our own assumptions and data, and is based on our best available information. As of June 29, 2019, we had $8.1 million recorded as a long-term liability which represents the fair value of the estimated payment which will become due if certain sales thresholds are achieved through December 2020. Accretion expense was $0.2 million in each of the twenty-six weeks ended June 29, 2019 and June 30, 2018, which was included in selling, general and administrative expenses in the Consolidated Statements of Operations.

3.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $355.1 million and $282.1 million of accounts receivable during the twenty-six weeks ended June 29, 2019 and June 30, 2018, respectively. If receivables had not been sold over the previous twelve months, $438.3 million and $378.5 million of additional accounts receivable would have been outstanding at June 29, 2019 and December 29, 2018, respectively, based on standard payment terms. Selling, general and administrative expenses for the twenty-six weeks ended June 29, 2019 and June 30, 2018 included $9.3 million and $6.7 million, respectively, in financing costs associated with these accounts receivable sales programs.
4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	June 29, 2019	December 29, 2018
Bulk product	$114,423	$122,111
Finished product	173,088	144,897
Packaging materials	4,228	3,496
Total	$291,739	$270,504

5.	Leases

As discussed in Note 15, we adopted ASU No. 2016-02, Leases, on December 30, 2018, the beginning of our fiscal 2019, using the modified retrospective approach. We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and to obtain substantially all of the economic benefit from the use of the underlying asset. Some of our leases included both lease and non-lease components which are accounted for as a single lease component as we have elected the practical expedient. Some of our operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year and as such are accounted for as short-term leases as we have elected the practical expedient.

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the preset values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of June 29, 2019.

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

As of June 29, 2019, there was no material variable lease costs or sublease income. Cash paid for operating leases was $2.5 million in the twenty-six weeks ended June 29, 2019. The following table summarizes the lease expense for the thirteen and twenty-six weeks ended June 29, 2019:

(in thousands)	Thirteen Weeks Ended June 29, 2019	Twenty-Six Weeks Ended June 29, 2019
Operating lease expense	$1,869	$3,797
Short-term lease expense	1,272	2,342
Total lease expense	$3,141	$6,139

Supplemental balance sheet information related to our operating leases is as follows:

(in thousands)	June 29, 2019
Operating lease right-of-use assets	$35,238

Other accrued liabilities	$5,241
Long-term operating lease liabilities	32,813
Total operating lease liabilities	$38,054

Weighted average remaining lease term (years)	9.52
Weighted average discount rate	5.15%

The following table summarizes the maturities of our lease liabilities for all operating leases as of June 29, 2019:

(in thousands)	June 29, 2019
2019 (Remainder of 2019)	$3,511
2020	7,044
2021	5,288
2022	4,913
2023	3,399
2024 and thereafter	24,977
Total lease payments	49,132
Less: Imputed interest	(11,078)
Present value of lease liabilities	$38,054

For the year ended December 29, 2018, minimum rental payments under operating leases were recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases, including payments for short-term equipment and storage rentals, was $6.9 million in fiscal 2018. Minimum future rental payments required under operating leases in effect as of December 29, 2018 were as follows:

(in thousands)	December 29, 2018
2019	$5,489
2020	5,416
2021	4,972
2022	4,599
2023	3,013
2024 and thereafter	24,297
Total rental payments	$47,786

6.	Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)	June 29, 2019	December 29, 2018
Balance at beginning of period	$72,606	$65,999
Goodwill acquired	-	6,800
Measurement period adjustments	(5)	(193)
Balance at end of period	$72,601	$72,606

Intangible Assets

Intangible assets included the following:

		June 29, 2019			December 29, 2018
(in thousands)	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Tradenames	13.6	$7,590	$733	$6,857	$7,590	$516	$7,074
Customer relationships	8.4	20,130	3,640	16,490	20,130	2,582	17,548
Technology	12.5	367	61	306	367	49	318
Other	4.2	240	40	200	240	16	224
Total		$28,327	$4,474	$23,853	$28,327	$3,163	$25,164

Amortization expense was $1.3 million and $1.1 million for the twenty-six weeks ended June 29, 2019 and June 30, 2018, respectively.

7.	Commitments and Contingencies

We regularly assess our adherence to customs laws and regulations as part of our trade compliance program. In connection with our assessment process, we discovered that we previously reported incorrect importation codes to the United States Customs & Border Protection (“CBP”) on certain products that we imported into the United States. As a result, we elected to initiate an internal review and commence a voluntary prior disclosure process with CBP. We informed CBP, as part of the prior disclosure, that we had previously incorrectly classified certain products which we believe would result in both underpayments and overpayments of duties to CBP, that we were continuing to investigate the historical misclassifications, and that at that time we were not able to fully determine the nature and scope of all prior misclassifications. Since discovering the misclassifications, we have taken corrective actions with respect to the ongoing classification of our products and payment of duties on products being imported into the United States.

Since we have made a prior disclosure to CBP, we believe our liability to CBP will be limited to the unpaid duties, after deducting the overpayment of duties, and interest on such net unpaid duties for the last five years, which is the applicable statute of limitations. In July 2019, we engaged a customs advisory firm to assist us in completing the prior disclosure, including determining the nature and scope of the historical misclassifications and the amount of duties and interest payable to CBP. We expect to complete our prior disclosure to CBP and pay any unpaid duties and interest in late 2019 or early 2020. Based on currently known information, it is probable that we will be liable to CBP for unpaid duties and interest, but we are unable to reasonably estimate the loss, or range of loss, that may result due to the complexity of the calculations required to complete the prior disclosure and the volume of importation records subject to analysis over the five-year period. The resolution of this prior disclosure could be material to our cash flows in a future period and to our results of operations for any period, but is not expected to be material to our financial position.

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

The FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, in May 2014 regarding the accounting for and disclosure of revenue. Specifically, the update outlined a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers, which is common to both U.S. GAAP and International Financial Reporting Standards.

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

We record estimates for cash discounts, product returns, promotional rebates, core return deposits and other discounts in the period the related product revenue is recognized (“customer rebates and returns”). The provision for customer rebates and returns is recorded as a reduction of gross sales. Beginning with our Form 10-Q for the period ended June 29, 2019, our obligation associated with customer rebates and returns is classified as a current liability on our consolidated balance sheets (“accrued customer rebates and returns”). We have revised prior period balances to conform with this presentation. Please refer to Note 1. Actual customer rebates and returns have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold. We have concluded that our estimates of variable consideration are not constrained according to the definition of the new standard.

All of our revenue was recognized under the point of time approach in accordance with the revenue standard during the twenty-six weeks ended June 29, 2019 and June 30, 2018, respectively. Also, we do not have significant financing arrangements with our customers, as our credit terms are all less than one year. Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

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

- A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded as of June 29, 2019 or December 29, 2018.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. We did not have any contract liabilities recorded as of June 29, 2019 or December 29, 2018.

Disaggregated Revenue

The following tables present our disaggregated net sales by Type of Major Good / Product Line, and Geography.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Powertrain	$99,378	$99,224	$194,974	$194,375
Chassis	80,660	70,266	157,659	137,264
Automotive body	62,859	57,289	123,706	112,534
Hardware	11,278	11,368	21,627	21,236
Net sales	$254,175	$238,147	$497,966	$465,409

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales to U.S. customers	$236,161	$223,025	$463,312	$433,451
Net sales to non-U.S. customers	$18,014	15,122	34,654	31,958
Net sales	$254,175	$238,147	$497,966	$465,409

9.Stock-Based Compensation

On May 16, 2018, our shareholders approved our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan” or the “Plan”), which supersedes our 2008 Stock Option and Stock Incentive Plan. Under the terms of the Plan, our Board of Directors may grant up to 1,200,000 shares of common stock in the form of shares of restricted stock, restricted stock units, stock appreciation rights, stock options, or combinations thereof, to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved. Stock options are exercisable upon the terms set forth in each grant agreement, but in no event more than ten years from the date of grant. Restricted stock and restricted stock units vest in accordance with the terms set forth in each applicable award agreement. At June 29, 2019, 1,046,264 shares were available for grant under the 2018 Plan.

Restricted Stock

We may grant restricted stock to officers, directors, employees, consultants and advisors. Vesting of restricted stock is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of performance goals. We retain the unvested restricted stock, and any dividends paid thereon, until the vesting conditions have been met. For time-based restricted stock awards, compensation cost related to the stock is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. For performance-based restricted stock awards tied to growth in adjusted pre-tax income, compensation cost related to the stock is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions. In 2019, we introduced performance-based shares that vest based on our total shareholder return ranking relative to the S&P Midcap 400 Growth Index over a three-year performance period. For performance-based restricted stock awards tied to total shareholder return, compensation cost related to the stock is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model. Compensation cost related to restricted stock was $1.5 million and $1.6 million for the twenty-six weeks ended June 29, 2019 and June 30, 2018, respectively, and is classified as selling, general and administrative expense in the Consolidated Statements of Operations.

The following table summarizes our restricted stock activity for the twenty-six weeks ended June 29, 2019:

	Shares	Weighted Average Price
Balance at December 29, 2018	170,737	$63.94
Granted	79,899	$82.43
Vested	(30,853)	$51.24
Cancelled	(29,562)	$49.20
Balance at June 29, 2019	190,221	$76.06

As of June 29, 2019, there was $7.2 million of unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. The excess tax benefit generated from restricted stock which vested was $0.2 million and $0.1 million in the twenty-six weeks ended June 29, 2019 and June 30, 2018, respectively, and was credited to income tax expense.

Stock Options

We may grant stock options to officers, directors, employees, consultants and advisors. We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income was $0.3 million for each of the twenty-six weeks ended June 29, 2019 and June 30, 2018. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during the twenty-six weeks ended June 29, 2019 and June 30, 2018.

We use the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. During the twenty-six weeks ended June 29, 2019 and June 30, 2018 we granted 36,235 and 61,514 stock options, respectively.

The following table summarizes our stock option activity for the twenty-six weeks ended June 29, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 29, 2018	188,469	$66.14
Granted	36,235	$83.06
Exercised	(34,301)	$59.36
Forfeited	(738)	$78.76
Balance at June 29, 2019	189,665	$70.55	4.1	$3,146,925
Options exercisable at June 29, 2019	67,072	$61.76	2.7	$1,702,168

   There were 34,301 options exercised during the twenty-six weeks ended June 29, 2019. There were no options exercised in the twenty-six weeks ended June 30, 2018. As of June 29, 2019, there was $1.9 million of unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

Cash generated from stock option exercises was less than $0.1 million in the twenty-six weeks ended June 29, 2019. There was no cash received from stock option exercises in the twenty-six weeks ended June 30, 2018.

There was no excess tax benefit generated from stock options exercised in the twenty-six weeks ended June 29, 2019 or June 30, 2018.

Employee Stock Purchase Plan

In May 2017, our shareholders’ approved the Dorman Products, Inc. Employee Stock Purchase Plan (the “ESPP”), which made available 1,000,000 shares of our common stock for sale to eligible employees. There were 13,669 and 7,382 shares purchased under this plan in the twenty-six weeks ended June 29, 2019 and June 30, 2018, respectively. During the twenty-six weeks ended June 29, 2019 and June 30, 2018, compensation cost under the ESPP was $0.2 million and $0.1 million, respectively.
10.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding nonvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of 54,000 shares and 71,000 shares were excluded from the calculation of diluted earnings per share as of June 29, 2019 and June 30, 2018, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator
Net income	$21,499	$34,339	$44,905	$64,985
Denominator:
Weighted average basic shares outstanding	32,588	33,146	32,722	33,273
Effect of stock-based compensation awards	88	80	89	82
Weighted average diluted shares outstanding	32,676	33,226	32,811	33,355
Earnings Per Share:
Basic	$0.66	$1.04	$1.37	$1.95
Diluted	$0.66	$1.03	$1.37	$1.95

11.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the twenty-six weeks ended June 29, 2019, we repurchased and cancelled 17,710 shares of common stock for $1.6 million at an average price of $88.82 per share. During the fifty-two weeks ended December 29, 2018, we repurchased and cancelled 26,280 shares of common stock for $2.0 million at an average price of $74.79 per share.

Our Board of Directors authorized a share repurchase program of up to $400 million through December 31, 2020. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the twenty-six weeks ended June 29, 2019, we repurchased and cancelled 272,564 shares of common stock for $22.8 million at an average price of $83.53 per share under this program. For the fifty-two weeks ended December 29, 2018, we repurchased and cancelled 622,223 shares of common stock for $43.4 million at an average price of $69.73 per share under this program.
12.	Related-Party Transactions

We have a non-cancelable operating lease for our primary operating facility with a partnership in which Steven L. Berman, our Executive Chairman, and his family members, are partners. Based upon the terms of the lease, payments will be $1.6 million in fiscal 2019 and were $1.6 million in fiscal 2018. This lease will expire on December 31, 2022. The right-of-use asset and total lease liabilities related to this lease were both $5.3 million as of June 29, 2019. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed during November 2016.

Additionally, we had a non-cancelable operating lease for our Canadian operating facility from a corporation of which an employee, who is also the former owner of an acquired entity, and his family members are owners. Based upon the terms of the lease, payments were $0.2 million in fiscal 2019 and were $0.5 million in fiscal 2018. This lease expired on April 30, 2019.

We are a partner in a joint venture with one of our suppliers and own minority interests in two other suppliers. Each of these investments is accounted for according to the equity method.

13.	Income Taxes

At June 29, 2019, we had $2.5 million of net unrecognized tax benefits, $2.2 million of which would affect our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 29, 2019 we had approximately $0.3 million of accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the United States, Canada, China, India, and Mexico. All years before 2015 are closed for United States federal tax purposes. Tax years before 2014 are closed for the states in which we file. Tax years before 2016 are closed for tax purposes in Canada. Tax years before 2015 are closed for tax purposes in China. All tax years remain open for Mexico.

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

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of the current employee share-based payment guidance to include share-based payments issued to nonemployees to substantially align the accounting for share-based payments for nonemployees with those made to employees including, the fair value measurement, measurement date and classification of certain awards. The new guidance is effective for fiscal years beginning after December 15, 2018, with early application permitted. We adopted this ASU effective December 30, 2018, the beginning of our 2019 fiscal year. Adoption of this ASU did not have a material impact on our consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements related to the Company’s growth opportunities, future business prospects, costs related to our site consolidation, net sales, margins, acquisitions, investments, cost offsets, quarterly fluctuations, new product development, customer concessions, fluctuations in foreign currency, mitigation of tariffs, available capital and liquidity. Words such as “may,” “believe,” “demonstrate,” “expect,” “estimate,” “forecast,” “project,” “plan,” “anticipate,” “intend,” “should,” “will” and “likely” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statements are not forward-looking. In addition, statements that are not historical should also be considered forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors (many of which are outside of our control) which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and factors include, but are not limited to: (i) competition in the automotive aftermarket; (ii) unfavorable economic conditions; (iii) the loss or decrease in sales among one of our top customers; (iv) customer consolidation in the automotive aftermarket leading to less favorable customer contract terms; (v) foreign currency fluctuations and our dependence on foreign suppliers; (vi) extending credit to customers who may be unable to pay; (vii) the loss of a key supplier; (viii) limited customer shelf space; (ix) delay in the development and design of new products; (x) changes in automotive technology and improvements in the quality of new vehicle parts; (xi) claims of intellectual property infringement; (xii) quality problems with products after their production and sale to customers; (xiii) loss of third party transportation providers on whom we depend or increases in fuel prices; (xiv) unfavorable results of legal proceedings; (xv) our executive chairman and his family owning a significant portion of the Company; (xvi) operations may be subject to quarterly fluctuations and disruptions from events beyond our control; (xvii) risks associated with conflict minerals; (xviii) risks associated with cyber-attacks; (xix) imposition of taxes, duties, or tariffs; (xx) exposure to risks related to accounts receivable; (xxi) volatility in the market price of our common stock and potential securities class action litigation; (xxii) losing the services of our executive officers or other highly qualified and experienced contributors; and (xxiii) the inability to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For additional information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I, “Item 1A Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018. The Company is under no obligation to (and expressly disclaims any such obligation to) update any of the information in this report if any forward-looking statement later turns out to be inaccurate whether as a result of new information, future events or otherwise.

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

Overview

We believe we are a leading supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket. As of December 29, 2018, we marketed approximately 77,000 unique parts as compared to 70,000 as of December 30, 2017, many of which we designed and engineered. Unique parts exclude private label stock keeping units (“SKU’s”) and other variations in how we market, package and distribute our products, but include unique parts of acquired companies. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We believe we are a leading aftermarket supplier of original equipment “dealer exclusive” parts. Original equipment “dealer exclusive” parts are those parts which were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, complex electronics modules and exhaust gas recirculation coolers.

We generate virtually all of our revenues from customers in the North American automotive aftermarket, primarily in the United States.  Our products are sold primarily through automotive aftermarket retailers, including through their on-line platforms; national, regional and local warehouse distributors and specialty markets, and salvage yards. We also distribute automotive replacement parts outside the United States, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East and Australia.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. Generally, the second and third quarters have the highest level of net sales. The introduction of new products and product lines to customers may also cause significant fluctuations from quarter to quarter.

We were engaged in several site consolidation activities during the twenty-six weeks ended June 29, 2019. Most significantly, we completed the consolidation of our Montreal facility (acquired as part of the MAS acquisition) into our new 800,000 square foot distribution center in Portland, Tennessee. Additionally, we began transferring our existing distribution operations in Portland, Tennessee to the new facility and also completed the consolidation of an existing production facility in Michigan with our Flight facility in Pennsylvania. During the twenty-six weeks ended June 29, 2019 we incurred $2.8 million of costs primarily related to acquisition integration and accelerated depreciation, $2.6 million of which was included in selling, general and administrative expenses and $0.2 million included in gross profit. Additionally, during the twenty-six weeks ended June 29, 2019 we incurred $10.2 million of costs related to start up inefficiencies and duplication of facility overhead and operating costs primarily related to our Portland facility consolidation activities, of which $8.0 million was included in selling, general and administrative expenses and $2.1 million included in gross profit. We anticipate that we will continue to incur higher costs throughout 2019 as we continue to consolidate our Portland facilities.

We operate on a fifty-two or fifty-three week period ending on the last Saturday of the calendar year. Our 2019 fiscal year will be a fifty-two week period that will end on December 28, 2019. Our fiscal 2018 was a fifty-two week period that ended on December 29, 2018.

New Product Development

New product development is a critical success factor for us and is our primary vehicle for growth. We have made incremental investments to increase our new product development efforts each year since 2003 in an effort to grow our business and strengthen our relationships with our customers. The investments are primarily in the form of increased product development resources, increased customer and end-user awareness programs and customer service improvements. These investments have enabled us to provide an expanding array of new product offerings and grow revenues at levels that exceed market growth rates. As a result of these investments, we introduced 3,053 new products to our customers and end users in the twenty-six weeks ended June 29, 2019, including 963 “New to the Aftermarket” SKU’s. We introduced 5,543 SKU’s to our customers and end users in the fiscal year ended December 29, 2018, including 1,716 “New to the Aftermarket” SKU’s.

Our complex electronics program capitalizes on the growing number of electronic components being utilized on today’s original equipment platforms. Current production models contain an average of approximately thirty-five electronic modules, with some high-end luxury vehicles containing over one hundred modules. Our complex electronics products are designed and developed in house and tested to ensure consistent performance, and, our product portfolio is focused on further developing our leadership position in the category.

In 2012, we introduced Dorman HD Solutions™, a line of products to be marketed for the medium and heavy duty truck aftermarket. We believe that this market provides many of the same opportunities for growth that the automotive aftermarket has provided us over the past several years. Our focus here is on formerly “dealer only” parts similar to the automotive side of the business. We launched the initial program with a limited offering, but have made additional investments in new product development efforts to expand our product offering. During the twenty-six weeks ended June 29, 2019 we introduced 457 SKU’s in this product line. We expect to continue making investments to grow our medium and heavy duty product line.

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

Competition among our customer base continues to increase. As a result, our customers regularly seek more favorable pricing and product return provisions, and extended payment terms when negotiating with us. We attempt to avoid or minimize these concessions as much as possible, but we have granted pricing concessions, indemnification rights, extended customer payment terms and allowed a higher level of product returns in certain cases. These concessions impact our profit levels and may require additional capital to finance the business. We expect our customers to continue to exert pressure on our margins.

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

Our acquisition of MAS increased our exposure to foreign currencies. MAS was headquartered in Montreal, Canada, and its financial transactions occur in both U.S. Dollars and Canadian Dollars. Since our consolidated financial statements are denominated in U.S. Dollars, the assets, liabilities, net sales, and expenses of MAS which are denominated in currencies other than the U.S. Dollar must be converted into U.S. Dollars using exchange rates for the current period. As a result, fluctuations in foreign currency exchange rates may impact our financial results. In early 2019, we completed the consolidation of our Montreal facility into our new Portland, Tennessee facility.

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

Impact of Tariffs

Effective September 24, 2018, the Office of the United States Trade Representative (USTR) imposed an additional tariff on approximately $200 billion worth of Chinese imports. The tariff was approximately 10% as of December 29, 2018. Effective for shipments departing China on or after May 10, 2019, the USTR increased this tariff to 25%. The tariffs enacted to date will increase the cost of many products that are manufactured for us in China. We are taking several actions to mitigate the impact of the tariffs including, but not limited to, price increases to our customers and cost concessions from our suppliers. We expect to mitigate the impact of tariffs in fiscal 2019 primarily through selling price increases to offset the higher tariffs incurred. Tariffs are not expected to have a material impact on our net income but are expected to increase net sales and lower our gross and operating profit margins as these additional costs are passed through to customers.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Thirteen Weeks Ended*				Twenty-Six Weeks Ended*
(in millions)	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
Net sales	$254.2	100.0%	$238.1	100.0%	$498.0	100.0%	$465.4	100.0%
Cost of goods sold	$167.0	65.7%	$145.4	61.1%	$323.3	64.9%	$284.1	61.0%
Gross profit	$87.1	34.3%	$92.7	38.9%	$174.6	35.1%	$181.3	39.0%
Selling, general and administrative expenses	$59.9	23.6%	$49.9	21.0%	$117.7	23.6%	$98.6	21.2%
Income from operations	$27.2	10.7%	$42.8	18.0%	$57.0	11.4%	$82.8	17.8%
Interest income, net	$0.0	0.0%	$0.1	0.0%	$0.1	0.0%	$0.2	0.0%
Income before income taxes	$27.3	10.7%	$42.9	18.0%	$57.0	11.5%	$83.0	17.8%
Provision for income taxes	$5.8	2.3%	$8.5	3.6%	$12.1	2.4%	$18.0	3.9%
Net income	$21.5	8.5%	$34.3	14.4%	$44.9	9.0%	$65.0	14.0%

*Information in table does not add due to rounding

Thirteen Weeks Ended June 29, 2019 Compared to Thirteen Weeks Ended June 30, 2018

Net sales increased 7% to $254.2 million for the thirteen weeks ended June 29, 2019 from $238.1 million for the thirteen weeks ended June 30, 2018. Sales growth in the quarter attributable to acquisitions was approximately 2% and the impact of tariffs was approximately 3%.

Gross profit margin was 34.3% of net sales for the thirteen weeks ended June 29, 2019 compared to 38.9% of net sales for the thirteen weeks ended June 30, 2018. The gross profit margin declined primarily as a result of the pass-through of tariff costs to our customers (approximately 100bps), acquisitions completed in the last 12 months which carry lower gross margins compared to our historical levels (approximately 60 bps), and redundant overhead costs as a result of operating out of two distribution locations in Portland, Tennessee (approximately 50 bps). The remaining gross profit margin decline was primarily a result of a negative mix impact in the quarter as growth from our seasonal, lower margin categories outpaced growth from high margin categories.

Selling, general and administrative expenses were $59.9 million, or 23.6% of net sales, for the thirteen weeks ended June 29, 2019 compared to $49.9 million, 21.0% of net sales, for the thirteen weeks ended June 30, 2018. The increase in selling, general and administrative expense during the thirteen weeks ended June 29, 2019 was primarily due to $5.9 million of expenses associated with start-up inefficiencies and the duplication of facility overhead and operating costs related to our distribution center consolidation in Portland, Tennessee and $1.6 million of higher factoring costs due to increased sales of accounts receivable.

Our effective tax rate was 21.1% for the thirteen weeks ended June 29, 2019 compared to 19.9% for the thirteen weeks ended June 30, 2018. The effective tax rate increased primarily due to lower expected tax benefits on foreign operations.

Twenty-Six Weeks Ended June 29, 2019 Compared to Twenty-Six Weeks Ended June 30, 2018

Net sales increased 7% to $498.0 million for the twenty-six weeks ended June 29, 2019 from $465.4 million for the twenty-six weeks ended June 30, 2018. Sales growth attributable to acquisitions was approximately 2% and the impact of tariffs was approximately 3%. Additionally, we also launched a significant new chassis program to a major retail customer which contributed to the net sales growth.

Gross profit margin was 35.1% of net sales for the twenty-six weeks ended June 29, 2019 compared to 39.0% of net sales for the twenty-six weeks ended June 30, 2018. The gross profit margin declined primarily as a result of the pass-through of tariff costs to our customers (approximately 120 bps), acquisitions completed in the last 12 months which carry lower gross margins compared to our historical levels (approximately 80 bps), and increased spending due to start-up inefficiencies and backlog growth related to our site consolidation activities (approximately 40 bps). The remaining gross margin decline was primarily a result of a negative mix impact during the twenty-six weeks ended June 30, 2019 as growth from our seasonal, lower margin categories outpaced growth from high margin categories.

Selling, general and administrative expenses were $117.7 million, or 23.6% of net sales, for the twenty-six weeks ended June 29, 2019 compared to $98.6 million, 21.2% of net sales, for the twenty-six weeks ended June 30, 2018. The increase in selling, general and administrative expense during the twenty-six weeks ended June 29, 2019 was primarily due to costs associated with our site consolidation activities, including severance, accelerated depreciation and other integration expenses of $2.6 million, $8.0 million of expenses associated with start-up inefficiencies and the duplication of facility overhead and operating costs related to our distribution facility consolidation in Portland, Tennessee, the inclusion of $2.8 million of expenses of acquired operations, $2.7 million of higher factoring costs due to increased sales of accounts receivable, and wage and benefit inflation.

Our effective tax rate was 21.2% for the twenty-six weeks ended June 29, 2019 compared to 21.7% for the twenty-six weeks ended June 30, 2018. The effective tax rate decreased primarily due to lower foreign and state taxes incurred during the twenty-six weeks ended June 29, 2019.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by our customers. Cash and cash equivalents at June 29, 2019 decreased to $38.4 million from $43.5 million at December 29, 2018. Working capital was $509.8 million at June 29, 2019 compared to $488.1 million at December 29, 2018. Shareholders’ equity was $750.3 million at June 29, 2019 and $727.6 million at December 29, 2018. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, the outcome of contingencies or other factors. See Note 7, Commitment and Contingencies, in the accompanying unaudited consolidated financial statements for additional information regarding commitments and contingencies that may affect our liquidity.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. During the twenty-six weeks ended June 29, 2019 and June 30, 2018, we sold approximately $355.1 million and $282.1 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

In December 2017, we entered into a credit agreement which will expire in December 2022. This agreement provides for an initial revolving credit facility of $100.0 million and gives us the ability to request increases of up to an incremental $100.0 million. Borrowings under the facility are on an unsecured basis with interest rates ranging from LIBOR plus 65 basis points to LIBOR plus 125 basis points based upon the ratio of consolidated funded debt to consolidated EBITDA, as defined by the credit agreement. The interest rate at June 29, 2019 was LIBOR plus 65 basis points (3.05%). The credit agreement also contains other covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement.  The credit agreement also requires us to pay an unused fee of 0.10% on the average daily unused portion of the facility. As of June 29, 2019, there were no borrowings under the facility and we had two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $99.2 million available under the facility at June 29, 2019.

Cash Flows

The following summarizes the activities included in the Consolidated Statements of Cash Flows:

	Twenty-Six Weeks Ended
(in thousands)	June 29, 2019	June 30, 2018
Cash provided by operating activities	$36,548	$45,605
Cash used in investing activities	(17,335)	(11,980)
Cash used in financing activities	(24,247)	(30,421)
Net (decrease) increase in cash and cash equivalents	$(5,034)	$3,204

During the twenty-six weeks ended June 29, 2019, cash provided by operating activities was $36.5 million primarily as a result of $44.9 million in net income, non-cash adjustments to net income of $16.1 million and a net increase in operating assets and liabilities of $24.5 million. Compared to the Consolidated Balance Sheet at December 29, 2018, accounts receivable decreased $21.5 million due to higher sales of accounts receivable. Inventory increased $21.2 million due to inventory purchases to support new product launches, the maintenance of customer fill rates as we consolidate facilities, and due to increased costs from higher tariffs. Prepaids and other current assets increased $11.2 million primarily due to income tax payments. Accrued compensation and other liabilities decreased $8.8 million primarily due to the timing of payments associated with employee compensation programs. Other assets decreased $2.2 million primarily due to a decrease in our long-term core inventory. Accounts payable decreased $6.9 million primarily due to the timing of vendor payments.

During the twenty-six weeks ended June 30, 2018, cash provided by operating activities was $45.6 million primarily as a result of $65.0 million in net income, non-cash adjustments to net income of $16.8 million and a net increase in operating assets and liabilities of $36.2 million. Compared to the Consolidated Balance Sheet at December 30, 2017, accounts receivable increased $33.6 million due to the timing of cash receipts. Inventory increased $6.1 million due to increased inventory purchases. Accounts payable increased $17.8 million due to the timing of payments to our vendors. Accrued compensation and other liabilities decreased $12.8 million primarily due to the timing of the Company’s employee compensation programs. The change in prepaids and other assets was not material.

Investing activities used $17.3 million of cash in the twenty-six weeks ended June 29, 2019 and $12.0 million in the twenty-six weeks ended June 30, 2018, as summarized below:

•

Capital spending in the twenty-six weeks ended June 29, 2019 was primarily related to $3.9 million in tooling associated with new products and $7.5 million in enhancements and upgrades to our information systems.

•

Capital spending in the twenty-six weeks ended June 30, 2018 was primarily related to $4.3 million in tooling associated with new products and $3.2 million in enhancements and upgrades to our information systems.

•	The remaining capital spending in both periods resulted from scheduled equipment replacements, certain facility improvements and other capital projects.

Financing activities used $24.2 million of cash in the twenty-six weeks ended June 29, 2019 and $30.4 million in the twenty-six weeks ended June 30, 2018 as summarized below:

•

In the twenty-six weeks ended June 29, 2019, we paid $22.8 million to repurchase 272,564 common shares. In the twenty-six weeks ended June 30, 2018, we paid $27.4 million to repurchase 400,388 common shares.

•	The remaining uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of common stock from our 401(k) Plan.

During the twenty-six weeks ended June 29, 2019, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 29, 2018.

New and Recently Adopted Accounting Pronouncements

Please refer to Note 15, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. Substantially all of our available credit and our accounts receivable sale programs bear interest at rates tied to LIBOR. Under the terms of our revolving credit facility and customer-sponsored programs to sell accounts receivable, a change in the rates under our credit agreement or discount rates under our accounts receivable sale programs would affect the rate at which we could access funds thereunder. A one percentage point increase in the discount rates under the accounts receivable sales programs would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $4.4 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended June 29, 2019, that had materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended June 29, 2019, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 31, 2019 through April 27, 2019	6,100	$88.39	6,100	$174,404,895
April 28, 2019 through May 25, 2019	102,797	$83.83	100,000	$166,028,549
May 26, 2019 through June 29, 2019	68,080	$83.74	65,464	$160,550,221
Total	176,977	$83.95	171,564	$160,550,221

(1)

Includes 3,620 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 11 to the Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Also includes 1,793 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period.  The restricted stock was issued to participants pursuant to either our 2008 or 2018 Stock Option and Incentive Plan.

(2)

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors expanded the program up to $400 million and extended the program through December 31, 2020. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 272,564 shares under this program during the twenty-six weeks ended June 29, 2019.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

The Exhibits included in this report are listed in the Exhibit Index on page 23, which is incorporated herein by reference

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

101

The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended June 29, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows and (iv) the Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended June 29, 2019, formatted in Inline XBRL.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

July 31, 2019

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)

 July 31, 2019

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)