Form 10-K
period 2019-12-28
Dorman Products, Inc.
filed 2020-02-26
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

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

(215) 997-1800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.01 Par Value DORM	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of February 21, 2020 the registrant had 32,554,663 shares of common stock, $0.01 par value, outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2019 was $1,964,315,544.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 28, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

DORMAN PRODUCTS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 28, 2019

The Company’s fiscal year ends on the last Saturday of the calendar year.

References to	Refers to the year ended
Fiscal 2015	December 26, 2015
Fiscal 2016	December 31, 2016
Fiscal 2017	December 30, 2017
Fiscal 2018	December 29, 2018
Fiscal 2019	December 28, 2019

As used herein, unless the context otherwise requires, “Dorman,” the Company, “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries.

This Annual Report on Form 10-K contains the registered and unregistered trademarks or service marks of Dorman and are the property of Dorman Products, Inc. and/or its affiliates. This Annual Report on Form 10-K also contains additional trade names, trademarks or service marks belonging to us and other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by these parties.

Statement Regarding Forward Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements related to net sales, gross profit, gross margin, SG&A expenses, net income, diluted earnings per share, customs duties, the Company’s site consolidation activities and duplication of facility costs, operational costs, continued launch of new products, growth rates and future growth prospects, long-term value, acquisition opportunities and the Company’s outlook based on its addressable market the Company’s growth opportunities, future business prospects, costs and timing of our site consolidation efforts, net sales, margins, acquisitions, investments, cost offsets, quarterly fluctuations, new product development, customer concessions, fluctuations in foreign currency, mitigation of tariffs, available capital and liquidity. Words such as “may,” “believe,” “demonstrate,” “expect,” “estimate,” “forecast,” “project,” “plan,” “anticipate,” “intend,” “should,” “will” and “likely” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statements are not forward-looking. In addition, statements that are not historical should also be considered forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors (many of which are outside of our control) which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in Part I, “Item 1A, “Risk Factors.” The Company is under no obligation to (and expressly disclaims any such obligation to) update any of the information in this report if any forward-looking statement later turns out to be inaccurate whether as a result of new information, future events or otherwise.

PART I

Item 1. Business.

General

Dorman Products, Inc. was incorporated in Pennsylvania in October 1978.

We are one of the leading suppliers of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket industry. As of December 28, 2019, we marketed approximately 78,000 unique parts as compared to approximately 77,000 as of December 29, 2018, many of which we designed and engineered. Unique parts exclude private label stock keeping units (“SKU’s”) and other variations in how we market, package and distribute our products, but include unique parts of acquired companies. We are one of the leading aftermarket suppliers of original equipment (“OE”) “dealer exclusive” items. Original equipment “dealer exclusive” items are those which were traditionally available to consumers only from original equipment manufacturers or used parts from salvage yards and include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers and complex electronics modules. Fasteners include such items as oil drain plugs, wheel bolts, and wheel lug nuts. For fiscal 2019, approximately 72% of our products are sold under brands that we own, and the remainder of our products are sold for resale under customers' private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as Advance Auto Parts, Inc. (“Advance”), AutoZone, Inc. (“AutoZone”), and O'Reilly Automotive, Inc. (“O’Reilly”)), including through their online platforms; national, regional and local warehouse distributors (such as Genuine Parts Co. – NAPA (“NAPA”)); and specialty markets, and salvage yards. We also distribute automotive aftermarket parts internationally, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East, and Australia.

The Automotive Aftermarket Industry

The automotive aftermarket industry has two distinct sectors: parts for passenger cars and light trucks, which accounted for projected industry sales of approximately $305.5 billion in 20191, and parts for medium and heavy duty trucks, which accounted for projected industry sales of approximately $99.8 billion in 20191. We sell products primarily for passenger cars and light trucks, including those with diesel engines and, since 2012, for medium and heavy duty trucks. Two distinct groups of end-users buy replacement vehicle parts for passenger cars and light trucks: (i) individual consumers, who purchase parts to perform "do-it-yourself" repairs on their own vehicles; and (ii) professional installers, which include vehicle repair shops and the dealership service departments. Individual consumers typically are supplied through retailers and through the retail arms of warehouse distributors. Vehicle repair shops generally purchase parts through local independent parts wholesalers and through national parts distributors. Automobile dealership service departments generally obtain parts through the distribution systems of vehicle manufacturers and specialized national and regional parts distributors.

Spending in the aftermarket for parts for passenger cars and light trucks, as well as medium and heavy duty trucks, generally can be grouped into three categories: discretionary, maintenance, and repair. Discretionary, such as accessories and performance, tends to move in-line with consumer discretionary spending. Maintenance is composed of products and services, such as oil and oil changes, and tends to be less correlated with discretionary spending. Repair consists mainly of replacement parts which fail over time and tends to be less cyclical as it is largely comprised of parts necessary for a vehicle to function properly or safely. The majority of our products fall into the repair category.

The increasing complexity of automobiles and the number of different makes and models of automobiles have resulted in a significant increase in the number of products required to service the domestic and foreign automotive fleets. Accordingly, the number of parts required to be carried by retailers and wholesale distributors has increased substantially, which is reflected in the increase in the number of unique parts we marketed in 2019 as compared to

[1]	Source: 2020 Auto Care Association Factbook

2018. The requirement to include more products in inventory and the significant consolidation among distributors of automotive replacement parts have in turn resulted in larger distributors. See Item 1A, “Risk Factors” for information regarding the potential impacts of consolidation on our business.

Retailers and others who purchase automotive aftermarket parts for resale are constrained to a finite amount of space in which to display and stock products. Thus, the reputation for quality, customer service, and line profitability which a supplier enjoys are significant factors in a retailer’s or other reseller’s decision as to which product lines to carry in the limited space available. Further, because of the efficiencies achieved through the ability to order all or part of a complete line of products from one supplier (with possible volume discounts), as opposed to satisfying the same requirements through a variety of different sources, retailers and other resellers of automotive aftermarket parts seek to purchase products from fewer but stronger suppliers.

Brands and Products

We market our products under the DORMAN® brand name and several sub-brands, which identify products that address specific segments of the automotive aftermarket industry. In addition, across all of our sub-brands, customers can find a subset of products that have been branded OE Fix products.

Our OE FIX products solve common problems with the original equipment manufacturer (OEM) repair alternative. These products are made to better serve the installer and vehicle owner by helping to reduce repair costs, save installation time, increase reliability and improve serviceability.

Some of our most popular brands include:

DORMAN® OE Solutions ® - A wide variety of replacement parts we introduced to the automotive aftermarket, covering many product categories across all areas of the vehicle, including fluid reservoirs, variable value timing components, complex electronics, and integrated door lock actuators.

DORMAN® HELP! ® - Broad assortment of small automotive replacement parts that are primarily sold in retail store fronts such as door handles, keyless remotes and cases and door hinge repair parts.

DORMAN® HD Solutions™ - Heavy duty aftermarket parts for class 4-8 vehicles. These products include lighting, cooling, engine management, wheel hardware, air tanks and cab products.

We group our products into four major classes: power-train, chassis, automotive body, and hardware. The following table represents each of the four classes as a percentage of net sales for each of the last three fiscal years:

	Percentage of Net Sales
	Year Ended
	December 28, 2019	December 29, 2018	December 30, 2017
Power-train	40%	40%	41%
Chassis	30%	29%	27%
Automotive Body	25%	26%	27%
Hardware	5%	5%	5%
Total	100%	100%	100%

Our power-train product line includes intake and exhaust manifolds, cooling products, harmonic balancers, fluid lines, fluid reservoirs, connectors, 4-wheel drive components and axles, drain plugs, and other engine, transmission and axle components. Chassis products include control arms, brake hardware and hydraulics, wheel and axle hardware, suspension arms, knuckles, links, bushings, and other suspension, steering, and brake components. Our line of automotive body products include door handles and hinges, window lift motors, window regulators, switches and handles, wiper components, lighting, electrical, and other interior and exterior automotive body components. Hardware products include threaded bolts, auto body and home fasteners, automotive and home electrical wiring components, and other hardware assortments and merchandise.

We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products. Our standard warranty limits the customer’s remedy to the repair or replacement of the part that is defective.

Product Development

Product development and continuous innovation are central to our business. The development of a broad range of products, many of which are not conveniently or economically available elsewhere, has enabled us to grow to our present size and is an important driver for our future growth. Our product strategy has been to design and engineer products, many of which we believe are better and easier to install and/or use than the original parts they replace, and to commercialize automotive parts for the broadest possible range of uses. New product ideas are reviewed by our product management staff and a cross-functional in-house team. The following table represents the number of unique parts we introduced for each of the last three fiscal years:

	2019	2018	2017
New to the aftermarket	1,625	1,716	1,192
Line extensions	3,614	3,827	2,887
Total unique parts introduced	5,239	5,543	4,079

For example, in 2019, we introduced several new product categories to the aftermarket, including direct fit, remanufactured infotainment units, magnetic ride control shock absorbers and axle support bearing brackets. Each of these solutions gives installers and consumers additional choice when searching for reliable, affordable replacements.

Other innovative technologies we released in 2019 include ABS control modules, electric power steering pumps and electronic throttle bodies, many of which are OE FIX products that offer additional durability against wear and elements to reduce potential failure points and help avoid future repairs.

Our product teams also grow categories by introducing new products that are designed to fit more vehicles, providing enhanced opportunities for aftermarket service providers to serve their customers. In 2019, we extended our lines in strategic categories such as fuel tanks and fillers, knuckle assemblies and drive shafts.

Some of our most popular innovations are those that help save vehicle owners significant savings over other repair alternatives, such as rust repair solutions. Our truck bed floor supports, differential covers and fuel tank crossmembers often eliminate the need to replace entire truck beds, axles and other large vehicle sections by facilitating direct repair of corroded components.

We also grew our lines of diesel and heavy duty solutions in fiscal 2019, introducing hundreds of new products in categories such as heavy duty air tanks, heavy duty wheel hardware and diesel aftertreatment, such as hydrocarbon injectors, DPF filters and OE FIX EGT sensors.

Sales and Marketing

We market our products to three groups of purchasers who in turn supply individual consumers and professional installers. Our products are also available in our customers’ retail stores, on our customers’ websites, and through warehouse distributors. Based on net sales to our customers as of December 28, 2019:

(i) approximately 52% of our net sales were generated from sales to automotive aftermarket retailers, including major chains such as, Advance, AutoZone and O'Reilly;

(ii) approximately 41% of our net sales were generated from sales to warehouse distributors, such as NAPA, which may be local, regional or national in scope, and which also may engage in retail sales; and

(iii) approximately 7% of our net sales were generated from our heavy duty channel and sales to special markets, which include, among others, mass merchants, such as Wal-Mart, salvage yards and the parts distribution systems of OE parts manufacturers.

We have a sales and sales support team of over 90 people who sell our products either directly to our customers or, with respect to certain select customers, indirectly through independent manufacturers’ representative agencies worldwide.

Our sales efforts are not directed merely at selling individual products, but more broadly towards selling our entire product portfolio. Our sales strategy includes increasing sales not only by securing new customers, but also by adding new product lines and by expanding product selection within existing customers, in an effort to make our customers a destination for new-to-the-aftermarket products.

We use online catalogs, application guides, digital marketing tools, training materials, videos and additional content to describe and sell our products and other applications as well as to train our customers' sales teams. Our primary website, www.dormanproducts.com, provides a search engine that can be used to search our extensive catalog. The information on the website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K.

As of December 28, 2019, we serviced more than 2,600 active accounts. During fiscal 2019, fiscal 2018 and fiscal 2017, four customers (Advance, AutoZone, NAPA, and O'Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for approximately 66% of net sales in fiscal 2019, 63% in fiscal 2018, and 61% in fiscal 2017.

Manufacturing and Procurement

Substantially all of our products are manufactured by third parties. We engage professional manufacturing firms around the world to develop and manufacture products according to our performance and design specifications, using tooling that we own. In fiscal 2019, as a percentage of our total dollar volume of purchases, approximately 21% of our products were purchased from various suppliers throughout the United States and the balance of our products were purchased directly from suppliers outside of the United States. Our global supplier network provides access to a broad array of manufacturing capabilities and technologies while limiting our dependency on any single source of supply. While our supplier selection and sourcing programs will continue to leverage our strategic manufacturing firms, for a substantial portion of our product portfolio, we also have qualified alternative sources available to provide additional support and capacity, if needed. We make a concerted effort to build and nurture strong, healthy relationships with our suppliers. In fiscal 2019, we purchased automotive products in substantial volumes from over 250 suppliers. For fiscal 2019, no single supplier accounted for more than 10% of our total product purchases.

Packaging, Inventory and Shipping

Finished products are received at one or more of our facilities, depending on the type of part. It is our practice to inspect samples of shipments based upon supplier performance. If cleared, these shipments of finished parts are logged into our computerized production tracking systems and staged for packaging, if necessary.

We employ a variety of custom-designed packaging machines which include blister sealing, skin film sealing, clamshell sealing, bagging and boxing lines. Packaged product generally contains our label (or a private label), a part number, a universal packaging bar code suitable for electronic scanning, a description of the part and, if appropriate, installation instructions. Products are also sold in bulk to automotive parts manufacturers and packagers. Computerized tracking systems, mechanical counting devices and experienced workers combine to help ensure that the proper variety and numbers of parts meet the correct packaging materials at the appropriate places and times to produce the required quantities of finished products.

Packaged inventory is stocked in the warehouse portions of our facilities and is organized to facilitate the most efficient methods of retrieving product to fill customer orders. We strive to maintain a level of inventory to adequately meet current customer order demand with additional inventory to satisfy new customer orders and special programs.

We ship our products from each of our locations by contract carrier, common carrier or parcel service. Products are generally shipped to each customer's main warehouses for redistribution within their network. In certain circumstances, at the request of the customer, we ship directly to the customer's warehouses, stores or other locations either via smaller direct ship orders or consolidated store orders that are cross docked.

Core

Certain products we sell contain parts that can be recycled, or as more commonly referred to in our industry, remanufactured. We refer to the used product that is ultimately remanufactured as core. A used core is remanufactured and sold to the customer as a replacement for a unit on a vehicle. Customers and end-users that purchase remanufactured products will generally return the used core to us, which we then use in the remanufacturing process to make another finished good. Our core inventory consists of used cores purchased and held in our facilities, used cores that are in the process of being returned from our customers and end-users, and remanufactured cores held in finished goods inventory at our facilities. Our products that utilize cores primarily include instrument clusters, hybrid batteries and climate control modules.

Competition

The automotive aftermarket industry is highly competitive. Various competitive factors affecting the automotive aftermarket are price, product quality, breadth of product line, range of applications and customer service. Substantially all our products are subject to competition with similar products manufactured by other manufacturers of automotive aftermarket repair and replacement parts. Some of these competitors are divisions and subsidiaries of companies much larger than us and possess a longer history of operations and greater financial and other resources than we do. We also face competition from OE manufacturers who sell through their dealerships many of the same replacement parts that we sell, although these manufacturers generally sell parts only for cars they produce. Our customers may also be successful in sourcing some of our products directly from suppliers. Further, some of our private label customers also compete with us. For more information on risks relating to our competition, see Item 1A, “Risk Factors – Our industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products, some of which may have substantially greater financial, marketing and other resources than we do.”

Seasonality

Our business can be affected by weather conditions. Extremely hot or cold weather generally results in an increase in automotive parts failure at an accelerated rate, which generally leads to an increase in our sales for the duration of the extreme weather event.

Patents, Trademarks and Other Intellectual Property

We own a number of patents important to our business, and we expect to continue to file patent applications to protect our research and development investments in new products. As of December 28, 2019, we held 62 patents and 18 pending patent applications, including foreign counterpart patents and foreign applications. For the U.S., patents may be 20 years from the date of the patent's filing, depending upon term adjustments made by the patent office. In addition, we hold numerous trademarks, in the U.S. and in other countries. We also have licenses to intellectual property for the manufacture, use and sale of certain of our products.

We obtain patent and other intellectual property rights used in connection with our business when practicable and appropriate. Historically, we have done so both organically, through commercial relationships, and in connection with acquisitions.

For more information concerning the risks related to patents, trademarks and other intellectual property, see Item 1A, "Risk Factors-Risks Related to Our Business-Intellectual Property and Information Security-We may be subject to litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products or services." and “Claims of intellectual property infringement by original equipment manufacturers and others could adversely affect our business and negatively impact our ability to develop new products.”

Employees

At December 28, 2019, we had 2,742 employees worldwide, of which less than 10 were employed part-time and all others were employed full-time. “Operations” consists of employees engaged in production, inventory and quality control. “Product Development” includes employees involved in product development and purchasing. “Quality and Engineering” consists of employees involved in internal and external quality management, manufacturing engineering, design, and testing. “Sales” includes employees employed in sales and customer service. “Administration” includes executive officers and individuals employed in finance, legal, information technology, and human resources.

	2019
	U.S.	Non-U.S.	Total
Operations	1,906	-	1,906
Product Development	224	40	264
Quality and Engineering	140	25	165
Sales	126	16	142
Administration	261	4	265
Total Employees	2,657	85	2,742

None of our global employees are covered by a collective bargaining agreement. We consider our relations with our employees to be generally good.

Available Information

Our Internet address is www.dormanproducts.com. The information on the website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K. The website is, and is only intended to be, for reference purposes only. We make available free of charge on or through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Attention: Corporate Secretary, Dorman Products, Inc., 3400 East Walnut Street, Colmar, Pennsylvania 18915.

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

Our industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products, some of which may have substantially greater financial, marketing and other resources than we do.

The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive aftermarket products. Due to the diversity of our product offering, we compete against a large cross section of aftermarket companies and brands, including, but not limited to, Cardone Industries, Inc., Standard Motor Products, Inc., Tenneco, Inc., Bosch Auto Parts, Gates Corporation, Continental Automotive Systems, Inc. (VDO), MevoTech LP, ACDelco (owned by General Motors Company), Motorcraft (owned by Ford Motor Company) and numerous category specific competitors. In addition, we face competition from original equipment manufacturers, which, through their automotive dealerships, supply many of the same types of replacement parts we sell.

Some of our competitors may have larger customer bases and significantly greater financial, technical and marketing resources than we do. These factors may allow our competitors to:

•

respond more quickly than we can to new or emerging technologies and changes in customer requirements by devoting greater resources than we can to the development, promotion and sale of automotive aftermarket products;

•engage in more extensive research and development;

•sell products at lower prices than we do;

•undertake more extensive marketing campaigns; and

•make more attractive offers to existing and potential customers and strategic partners.

We cannot assure you that our competitors will not develop products or services that are equal or superior to our products or that achieve greater market acceptance than our products or that in the future other companies involved in the automotive aftermarket industry will not expand their operations into product lines produced and sold by us. We also cannot assure you that additional entrants will not enter the automotive aftermarket industry or that companies in the aftermarket industry will not consolidate. Any such competitive pressures could cause us to lose market share or could result in significant price decreases and could have a material adverse effect upon our business, financial condition and results of operations.

Unfavorable economic conditions may adversely affect our business.

Adverse changes in economic conditions, including inflation, recession, increases in fuel prices, tariffs, unemployment levels, availability of consumer credit, taxation or instability in the financial markets or credit markets may either lower demand for our products or increase our operational costs, or both. Such conditions may also materially impact our customers, suppliers and other parties with whom we do business. Our revenue will be adversely affected if demand for our products declines. The impact of unfavorable economic conditions may also impair the ability of our customers to pay for products they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivables may increase and failure to collect a significant portion of amounts due on those receivables could have a material adverse effect upon our business, financial condition and results of operations.

The loss or decrease in sales among one of our top customers, or a material change in the terms on which they are willing to buy from us, could have a substantial negative impact on our sales and operating results.

A significant percentage of our sales has been, and is expected to be, concentrated among a relatively small number of customers. During fiscal 2019, fiscal 2018 and fiscal 2017, four customers (Advance, AutoZone, NAPA and O'Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for approximately 66% of net sales in fiscal 2019, 63% in fiscal 2018, and 61% in fiscal 2017. We anticipate that this concentration of sales among these customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results. In addition, any consolidation among our key customers may further increase our customer concentration risk.

Also, while we may enter into long-term agreements with certain of our significant customers, those agreements generally do not contain purchase commitments, which instead are set forth in individual purchase orders submitted by customers based on their then-current or projected needs. We have in the past, and may in the future, lose customers or lose a particular product line of a customer due to the highly competitive conditions in the automotive aftermarket industry, consolidation of customers and customer initiatives to buy direct from foreign suppliers or other business considerations. A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us, to change their manner of doing business with us, or to stop doing business with us, could have a material adverse effect on our business, financial condition and results of operations.

Because our sales are concentrated, and the market in which we operate is very competitive, we are under ongoing pressure from our customers to offer lower prices, extend payment terms, increase marketing allowances, provide enhanced rebates, rights of return and credits and offer other terms more favorable to these customers. These customer demands have put continued pressure on our operating margins and profitability and in the future could have a material adverse effect upon our business, financial condition and results of operations.

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure.

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure. This is the result of a number of industry trends, including the consolidated purchasing power of large customers and actions taken by some of our competitors in an effort to attract new business, such as enhancing their online presence. Price reductions may be required to remain competitive in light of such industry trends, and such reductions may impact our sales and profit margins. Our future profitability will depend in part upon our ability to respond to changes in product and distribution channel mix, to continue to improve our manufacturing efficiencies, to generate cost reductions, including reductions in the cost of components purchased from outside suppliers, and to maintain a cost structure that will enable us to offer competitive prices. Our inability to maintain a competitive cost structure could have a material adverse effect upon our business, financial condition and results of operations.

Customer consolidation in the automotive aftermarket industry may lead to customer contract terms less favorable to us which may negatively impact our financial results.

The automotive aftermarket industry has been consolidating over the past several years. As a result of such consolidations, many of our customers have grown larger and therefore have more leverage in the arms-length negotiations of agreements with us for the sale of our products. Customers may require us to provide extended payment terms, issue customer credits and accept returns of slow moving product to obtain new, or retain existing, business. While we attempt to avoid or minimize such concessions, in some cases payment terms to customers have been extended, enhanced customer credits have been issued and returns of product have exceeded historical levels. The product returns and customer credits primarily affect our net sales and profit levels while payment terms extensions generally reduce operating cash flow and require additional capital to finance our business. We expect these trends to continue for the foreseeable future.

Our business may be negatively impacted by foreign currency fluctuations and our dependence on foreign suppliers.

In fiscal 2019, approximately 79% of our products were purchased from suppliers in a variety of foreign countries, with the largest portion of our overseas purchases being made in China. The products generally are purchased through purchase orders with the purchase price specified in U.S. Dollars. Accordingly, we generally do not have direct exposure to fluctuations in the relationship between the U.S. Dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. The Chinese Yuan to U.S. Dollar exchange rate has fluctuated over the past several years, and, to the extent that the U.S. Dollar decreases in value relative to the Chinese Yuan or any other foreign currencies in the future, the prices of products in U.S. Dollars for new purchase orders may increase.

As a result of the magnitude of our foreign sourcing, our business may be subject to various risks, including the following:

•

uncertainty caused by the elimination of import quotas and the possible imposition of additional quotas or antidumping or countervailing duties, tariffs, or other retaliatory or punitive trade measures;

•	imposition of duties, tariffs, taxes and other charges on imports;
•	significant devaluation of the U.S. Dollar against foreign currencies;
•	restrictions on the transfer of funds to or from foreign countries;
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

If these risks limit or prevent us from acquiring products from foreign suppliers or significantly increase the cost of our products, our operations could be seriously disrupted until alternative suppliers are found, which could have a material adverse effect upon our business, financial condition and results of operations.

We extend credit to our customers, some of whom may be unable to pay in the future.

We regularly extend credit to our customers. A significant percentage of our accounts receivable have been, and are expected to continue to be concentrated among a relatively small number of automotive retailers and automotive parts distributors in the United States. Our four largest customers accounted for 80% of total accounts receivable as of December 28, 2019 and 76% of total accounts receivable as of December 29, 2018. Management continually monitors credit terms, credit limits, and the availability of credit insurance for these and other customers. If any of these customers were unable to pay, it could have a material adverse effect upon our business, financial condition and results of operations.

Our operations would be materially and adversely affected if we are unable to purchase raw materials, finished goods, equipment, manufactured components, or “core” products from our suppliers.

Because we purchase various types of raw materials, finished goods, equipment, and manufactured component parts from suppliers, we may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our suppliers’ ability to supply products to us is also subject to a number of risks, including availability and cost of raw materials, destruction of their facilities, work stoppages or health crises. For example, the recent coronavirus outbreak in China may have a lasting impact on global production and industrial supply chains. In addition, our failure to promptly pay, or order sufficient quantities of inventory from our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all.

Furthermore, because certain products we sell contain parts that can be recycled and remanufactured, which parts are more commonly referred to in our industry, as “core,” our ability to sell those products may be materially and adversely affected if we are unable to obtain those core parts from our suppliers on favorable terms, if at all.

Our efforts to protect against and to minimize these risks may not always be effective. If any of our key suppliers fail to meet our needs or if our relationships with any of our key suppliers are not maintained, it may not be possible to replace such supplier without disruptions in our operations. For example, we may experience delays in supply of manufacturing as new suppliers are qualified or as tooling is moved or replaced. Furthermore, replacement of a key supplier is often at higher prices, which could result in lower profit margins and could have a material adverse effect upon our business, financial condition and results of operations.

Limited shelf space may adversely affect our ability to expand our product offerings.

Since the amount of space available to a retailer and other purchasers of our products is limited, our products compete with other automotive aftermarket products, some of which are entirely dissimilar and otherwise non-competitive (such as car waxes and engine oil), for shelf and floor space. No assurance can be given that additional space will be available in our customers' stores to support any expansion of the number of products that we offer. Any failure to maintain and/or grow our shelf or floor space could have a material adverse effect upon our business, financial condition and results of operations.

If we do not continue to develop new products and bring them to market, our business, financial condition and results of operations could be materially impacted.

Our historical growth and profitability has depended, in part, on the introduction of new parts to the automotive aftermarket industry. We continually invest in research and development to sustain or enhance our existing product portfolio. In certain circumstances, there may be a lengthy period between commencing these development initiatives and bringing new or improved products to market. During this time, technology advancements, customer demand and the markets for our products may move in directions that we had not anticipated. There is no guarantee that our new products, or enhancements to existing products, will achieve market acceptance or that the timing of market adoption will be as predicted. As a result, there is a significant possibility that some of our development decisions, including significant expenditures on acquisitions, research and development, or investments in technologies, will not meet our expectations, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest or invested too late in a technology, product or enhancement sought by our customers or the markets into which we sell. If we fail to make the right investments or fail to make them at the right time, competing solutions may be more attractive in the market. As a result, our competitive position may suffer, and our revenue and profitability could be adversely affected.

The development and production of any new products is often accompanied by design and production delays and related costs. While we expect and plan for such delays and related costs, we cannot predict with precision the time and expense required to overcome these initial problems so that the products comply with specifications. Moreover, as a supplier in the automotive aftermarket industry, we may face additional challenges in designing and producing replacement products as original equipment manufacturers design parts that contain enhanced technology features or that are required to interface with other vehicle systems in order to work properly. There is a risk that we may not be able to introduce or bring to full-scale production new products as quickly as we expected in our product introduction plans, which could have a material adverse effect upon our business, financial condition, and results of operations.

Our business is impacted by the age, condition and number of vehicles that need servicing and by improvements in the quality of new vehicle parts.

The size of the automobile aftermarket industry depends, in part, upon the growth in number of vehicles on the road, increase in average vehicle age, change in total miles driven per year, new or modified environmental and vehicle safety regulations, including fuel-efficiency and emissions reduction standards, increase in pricing of new cars and new car quality and related warranties. The automobile aftermarket industry has been negatively impacted by the fact that the quality of more recent automotive vehicles and their component parts (and related warranties) has improved, thereby lengthening the repair cycle. Generally, if parts last longer, there will be less demand for our products, and the average useful life of automobile parts has been steadily increasing in recent years due to innovations in products and technology. In addition, the introduction by original equipment manufacturers of increased warranty and maintenance initiatives has the potential to decrease the demand for our products. These factors could have a material adverse effect upon our business, financial condition and results of operations.

We may be adversely impacted by changes in, or restrictions on access to, automotive technology.

The automotive aftermarket industry is experiencing a period of significant technological change as a result of the trends toward the integration of advanced electronics into traditional products and the increase in the number of vehicles powered by fuel cells or electricity. Software, firmware, and hardware increasingly are becoming functionally integrated with, and inseparable from, physical automotive parts. While, traditionally, repair shops and car owners could diagnose and repair their automobiles with mechanical adjustments, today they often need access to vehicles’ control units using laptops, complex diagnostic tools and software. Restrictions on access to testing and diagnostic tools, software, telematics, data and repair information imposed by the original vehicle manufacturers or by governmental regulations may force vehicle owners to rely on dealers to perform maintenance and repairs. This in turn could limit our ability to design, manufacture and sell new products and could have a material adverse effect upon our business, financial condition and results of operations.

These trends have led to an increase in the significance of technology to our current and future products and the amount of capital we need to invest to develop these new technologies, as well as an increase in the amount of competition we face from technology focused new market entrants. If we misjudge the amount of capital to invest or are otherwise unable to continue providing products that meet our customers’ needs in this environment of rapid technological change, our market competitiveness could be adversely affected, which could have a material adverse effect upon our business, financial condition and results of operations.

We are dependent, in part, on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.

Our business is dependent, in part, on our ability to innovate, and, as a result, we are reliant on our intellectual property. We generally protect our intellectual property through patents, trademarks, trade secrets, confidentiality and nondisclosure agreements and other measures to the extent our budget permits. There can be no assurance that patents will be issued from pending applications that we have filed or that our patents will be sufficient to protect our key technology from misappropriation or falling into the public domain, nor can assurances be made that any of our patents, patent applications, trademarks or our other intellectual property or proprietary rights will not be challenged, invalidated or circumvented. In addition, the level of protection of our proprietary technology varies by country and may be particularly uncertain in countries that do not have well developed judicial systems or laws that adequately protect intellectual property rights. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may prevent us from marketing and selling a product in a particular geographic area. Financial considerations also preclude us from seeking patent protection in every country where infringement litigation could arise. Our inability to predict our intellectual property requirements in all geographies and affordability constraints also impact our intellectual property protection investment decisions. If we are unable to protect our proprietary rights, we may be at a disadvantage to others who do not incur the substantial time and expense we incur to create our products. Preventing unauthorized use or infringement of our intellectual property rights is inherently difficult. Moreover, it may be difficult or practically impossible to detect theft or unauthorized use of our intellectual property. Any of the foregoing could have a material adverse effect upon our business, financial condition and results of operations.

Claims of intellectual property infringement by original equipment manufacturers and others could adversely affect our business and negatively impact our ability to develop new products.

From time to time in the ordinary course of our business we are subject to claims that we are infringing the intellectual property rights of original equipment manufacturers or others. An adverse finding against us in these or similar intellectual property disputes may have a material adverse effect on our business, financial condition and results of operations if we are not able to successfully develop or license non-infringing alternatives. In addition, an unfavorable ruling in intellectual property litigation could subject us to significant liability, increased legal expense, and require us to cease developing or selling the affected products or using the affected works of authorship or trademarks. Any significant restriction that impedes our ability to develop and commercialize our products could have a material adverse effect upon our business, financial condition and results of operations.

Quality problems with our products could damage our reputation and adversely affect our business.

We have experienced, and in the future may experience, reliability, quality, or compatibility problems in products after their production and sale to customers. Product quality problems and any associated product recalls could result in damage to our reputation, loss of customers, a decrease in revenue, litigation, unexpected expenses, and a loss of market share. We have invested and will continue to invest in our engineering, design, and quality infrastructure to help reduce these problems; however, there can be no assurance that we can successfully remedy these issues. To the extent we experience significant quality problems in the future, it could have a material adverse effect upon our business, financial condition and results of operations.

Loss of third-party transportation providers upon whom we depend or increases in fuel prices could increase our costs or cause a disruption in our operations.

We depend upon third-party transportation providers for delivery of our products to us and to our customers. Strikes, slowdowns, transportation disruptions or other conditions in the transportation industry, including, but not limited to, shortages of vehicles or drivers, disruptions in rail service, port congestion, or increases in fuel prices, could increase our costs and disrupt our operations and our ability to service our customers on a timely basis, which in turn could have a material adverse effect upon our business, financial condition and results of operations.

Unfavorable results of legal proceedings could materially adversely affect us.

We are subject to various legal proceedings and claims that arise out of the ordinary course of our business, such as those involving contracts, competitive practices, intellectual property infringement and product liability claims. Legal proceedings and claims and associated internal investigations may be time-consuming and expensive to prosecute, defend or conduct. This may be true whether they are with or without merit and whether they are covered by insurance or not. They also may divert management's attention and other resources; inhibit our ability to sell our products; result in adverse judgments for damages, injunctive relief, penalties and fines; and negatively affect our reputation, business, financial condition and results of operations. There can be no assurance regarding the outcome of current or future legal proceedings, claims or investigations.

Dorman’s Executive Chairman and his family members own a significant portion of the Company.

As of February 21, 2020, Steven L. Berman, our Executive Chairman, and his family members beneficially own approximately 18% of the Company’s outstanding common stock. As such, Mr. Berman and his family members can influence matters requiring approval of shareholders, including the election of the Board of Directors and the approval of significant transactions. Such concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

Our operations, revenues and operating results, and the operations of our third-party manufacturers, suppliers and customers, may be subject to quarter over quarter fluctuations and disruptions from events beyond our or their control.

Our operations, revenues and operating results, as well as the operations of our third-party manufacturers, suppliers and customers, may be subject to quarter over quarter fluctuations and disruptions from a variety of causes outside of our or their control, including work stoppages, market volatility, fuel prices, acts of war, terrorism, cyber incidents, pandemics, fire, earthquake, flooding, changes in weather patterns, weather or seasonal fluctuations or other climate-based changes, including hurricanes or tornadoes, or other natural disasters. If a major disruption were to occur at our operations or the operations of our third-party manufacturers, suppliers or customers, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations, any of which could have a material adverse effect upon our business, financial condition and results of operations.

We rely extensively on our computer systems to manage inventory, process transactions and timely provide products to our customers. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches, cyber-attacks or other catastrophic events. If our systems are damaged or fail to function properly, we may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions. Such a disruption of our systems could negatively impact revenue and could have a material adverse effect upon our business, financial condition and results of operations.

Cyber-attacks or other breaches of information technology security could adversely impact our business and operations.

Cyber-attacks or other breaches of network or information technology security may cause equipment failure, disruption to our operations or the loss or theft of sensitive data relating to our Company and its employees, customers, suppliers, and business partners, including intellectual property, proprietary business information, and other sensitive material. Such attacks, which include the use of malware, encryption, computer viruses and other means for disruption or unauthorized access, on companies have increased in frequency, scope and potential harm in recent years. We take preventive actions to reduce the risk of cyber incidents and protect our information technology and networks, including the data that is maintained within them. However, such preventative actions may be insufficient to repel a cyber-attack or other network breach in the future. Furthermore, because the techniques used to carry out cyber-attacks change frequently and in many instances are not recognized until after they are used against a target, we may be unable to anticipate these changes or implement adequate preventative measures. Moreover, we utilize third-party vendors that provide information technology services for areas such as customer order processing and human resources functions (e.g., payroll). While we generally require these vendors to monitor and protect their information technology systems against cyber-attacks and other breaches, their efforts may not be effective. To the extent that any disruption or security breach of one of our vendors’ systems results in a loss or damage to our data, loss or theft of our intellectual property, or unauthorized disclosure of confidential information, including information regarding our customers and the ultimate purchasers of our products, it could cause significant damage to our reputation, affect our relationship with our customers, suppliers and employees, and lead to claims against us and ultimately harm our business. Moreover, intruders that gain access to our intellectual property and trade secrets may attempt to use that information to harm our business, by developing competing or counterfeit products. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. Any such cyber-attacks and loss or theft of our intellectual property or unauthorized disclosure of confidential information could have a material adverse effect upon our business, financial condition and results of operations.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our results of operations.

In fiscal 2019, approximately 79% of our products were purchased from suppliers in a variety of foreign countries. The U.S. government has adopted a new approach to trade policy and in some cases has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods, including steel and certain commercial vehicle parts, which have resulted in increased costs for goods imported into the U.S. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our products decreases due to the higher cost, our results of operations could be materially adversely affected. In addition, further tariffs have been proposed by the U.S. and its trading partners and additional trade restrictions could be implemented on a broader range of products or raw materials. The resulting environment of retaliatory trade or other practices could have a material adverse effect upon our business, financial condition, results of operations, customers, suppliers and the global economy.

Changes in tax laws or exposure to additional income tax liabilities could have a material adverse effect upon our business, financial condition and results of operations.

We are subject to income taxes, as well as non-income-based taxes, at the federal, state and local levels. We are subject to tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material adverse effect upon our business, financial condition and results of operations. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate.

Increasing our indebtedness could negatively affect our financial health.

We have an existing revolving credit facility of $100 million with Wells Fargo Bank, National Association, as administrative agent and lender, which, subject to certain requirements, gives us the ability to request increases of up to an incremental $100 million. As of December 28, 2019, although we did not have any borrowings outstanding, there were $0.8 million of issued but undrawn letters of credit outstanding under the credit agreement.

Our growth strategy includes reviewing and evaluating potential acquisitions, and we may utilize borrowings under our credit agreement to consummate transactions. Any significant increase in our indebtedness, whether in connection with acquisitions or otherwise, could increase our vulnerability to general adverse economic and industry conditions and limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate. Any such issue could have a material adverse effect upon our business, financial condition and results of operations

We are exposed to risks related to accounts receivable sales agreements.

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions without recourse. If we do not enter into these agreements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures in collecting trade accounts receivables. In addition, if any of the financial institutions with which we have these agreements experience financial difficulties or otherwise terminate these agreements, we may experience material and adverse economic losses due to the loss of such arrangements and the impact of such loss on our liquidity, which could have a material and adverse effect upon our financial condition, results of operations and cash flows. The utility of these arrangements also depends upon LIBOR, as it is a component of the discount rate applicable to each arrangement. If LIBOR increases such that the cost of these arrangements becomes more than the cost of servicing our receivables with existing debt, we may not be able to rely on such arrangements, which could have a material adverse effect upon our business, financial condition and results of operations.

The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may have an adverse effect on our business.

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established or if alternative rates or benchmarks will be adopted. Our credit agreement and all our accounts receivable sales agreements utilize LIBOR as a benchmark for calculating the applicable interest rate. Changes in the method of calculating LIBOR, the elimination of LIBOR or the replacement of LIBOR with an alternative rate or benchmark may require us to renegotiate or amend these facilities, loans and programs, which may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows and liquidity. We cannot predict the effect of the potential changes to or elimination of LIBOR or the establishment and use of alternative rates or benchmarks and the corresponding effects upon our cost of capital.

The market price of our common stock may be volatile and could expose us to securities class action litigation.

The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions. The market price for our common stock also may be affected by our ability to meet analysts’ expectations. Failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, stock market volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. Downturns in the stock market may cause the price of our common stock to decline.

Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have a material adverse effect upon our business, financial condition and results of operations.

Losing the services of our executive officers or other highly qualified and experienced employees could adversely affect our business.

Our future success depends upon the continued contributions of our executive officers and senior management, many of whom have numerous years of experience and would be extremely difficult to replace. We must also attract and maintain experienced and highly skilled engineering, sales and marketing, finance, logistics, and operations personnel. Competition for qualified personnel is often intense, and we may not be successful in hiring and retaining these people. If we lose the services of these key employees or cannot attract and retain other qualified personnel, it could have a material adverse effect upon our business, financial condition and results of operations.

Our growth may be impacted by acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully.

We may not be able to identify suitable acquisition candidates, complete acquisitions, or integrate acquisitions successfully. Our future growth is likely to depend to some degree on our ability to acquire and successfully integrate new businesses. We may seek additional acquisition opportunities, both to further diversify our businesses and to penetrate or expand important product offerings, geographies or markets. There are no assurances, however, that we will be able to successfully identify suitable candidates, negotiate appropriate terms, obtain financing on acceptable terms, complete proposed acquisitions, successfully integrate acquired businesses, or expand into new geographies or markets. Once acquired, operations may not achieve anticipated levels of revenues or profitability. Acquisitions involve risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there are no assurances that we will properly ascertain all such risks. Difficulties encountered with acquisitions could have a material adverse effect upon our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

Facilities

As of December 28, 2019 we had 16 warehouse and office facilities located throughout the United States, Canada, China, Taiwan and India.

Two of these facilities are owned and the remainder are leased. Our principal facilities are as follows:

Location	Description	Size		Ownership
Colmar, PA	Corporate Headquarters Warehouse and office	342,000	sq. ft.	Leased	(1)
Portland, TN	Warehouse and office	815,670	sq. ft.	Leased
Warsaw, KY	Warehouse and office	710,500	sq. ft.	Owned
Portland, TN	Warehouse and office	415,000	sq. ft.	Leased
Lewisberry, PA	Warehouse and office	163,000	sq. ft.	Leased
Louisiana, MO	Warehouse and office	90,000	sq. ft.	Owned
Sanford, NC	Warehouse and office	52,000	sq. ft.	Leased
Shanghai, China	Office	16,000	sq. ft.	Leased

(1)

We lease the Colmar facility from a partnership of which Steven L. Berman, Executive Chairman, and his family members are partners. Under this lease agreement we paid rent of $4.70 per square foot ($1.6 million per year) in fiscal 2019. The rent payable will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. This lease was renewed during November 2016, effective as of January 1, 2018, and will expire on December 31, 2022. In the opinion of the Audit Committee of our Board of Directors, the terms of this lease were no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed during November 2016.

Item 3. Legal Proceedings.

The information set forth under the heading “Other Contingencies” appearing in Note 11. “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements contained in Part IV, Item 15 of this report is incorporated herein by reference.

Item 4. Mine Safety Disclosures.

Not Applicable

Item 4.1. Information about Our Executive Officers.

The following table sets forth certain information with respect to our executive officers as of February 26, 2020:

Name	Age	Position with the Company
Steven L. Berman	60	Executive Chairman
Kevin M. Olsen	48	President and Chief Executive Officer
Joseph P. Braun	45	Senior Vice President, General Counsel and Secretary
Jeffrey L. Darby	52	Senior Vice President, Sales and Marketing
David M. Hession	51	Senior Vice President, Chief Financial Officer and Treasurer
Michael B. Kealey	45	Executive Vice President, Commercial

Steven L. Berman became the Executive Chairman of the Company in September 2015. Additionally, Mr. Berman has served as a director of the Company since its inception in 1978. From January 2011 to September 2015, Mr. Berman served as Chairman of the Board and Chief Executive Officer of the Company and from October 2007 to January 2011, Mr. Berman served as President of the Company. Prior to October 2007, Mr. Berman served as Executive Vice President of the Company.

Kevin M. Olsen joined the Company in July 2016 as Senior Vice President and Chief Financial Officer. He became Executive Vice President, Chief Financial Officer in June 2017, President and Chief Operating Officer in August 2018 and President and Chief Executive Officer in January 2019. Prior to joining the Company, Mr. Olsen was Chief Financial Officer of Colfax Fluid Handling, a division of Colfax Corporation, a diversified global manufacturing and engineering company that provides gas and fluid-handling and fabrication technology products and services to commercial and governmental customers around the world, from January 2013 through June 2016. Prior to joining Colfax, he served in progressively responsible management roles at the Forged Products Aero Turbine Division of Precision Castparts Corp, Crane Energy Flow Solutions, a division of Crane Co., Netshape Technologies, Inc., and Danaher Corporation. Prior thereto, Mr. Olsen performed public accounting work at PricewaterhouseCoopers LLP.

Joseph P. Braun joined the Company in April 2019 as Senior Vice President and General Counsel, and he was appointed Corporate Secretary in May 2019. Prior to joining the Company, Mr. Braun served as Chief Legal Officer and Corporate Secretary of Avantor, Inc., a leading, global provider of mission-critical products and services to customers in the life sciences and advanced technologies and applied materials industries. He has held a number of positions of increasing responsibility in his career, including, more recently, as Vice President, Mergers & Acquisitions at Tyco International plc (now known as Johnson Controls International plc), which was a leading global provider of security, fire detection and suppression, and life safety products and services. Mr. Braun began his legal career in private practice at various law firms, where he advised public and private companies on mergers and acquisitions and securities and corporate governance matters.

Jeffrey L. Darby joined the Company in November 1998 as a National Account Manager. He became Senior Vice President, Sales and Marketing in February 2011. He previously held the positions of Group Vice President from 2008 to 2010 and Vice President of Sales – Traditional and Key Accounts from 2006 to 2008. Prior to joining the Company, Mr. Darby worked for Federal Mogul Corporation/Moog Automotive, an automotive parts supplier, beginning in 1990

David M. Hession joined the Company in February 2019 and was appointed to serve as the Company’s Senior Vice President and Chief Financial Officer effective March 2019. Mr. Hession was also appointed Treasurer in May 2019. Mr. Hession was Vice President, Chief Financial Officer of Johnsonville, LLC, a privately held manufacturer of sausage and other protein products, from May 2013 to January 2019. Prior to that time, Mr. Hession worked at McCormick & Company, Inc., a global leader in the manufacture, marketing and distribution of spices, seasonings and flavors to the entire food industry, where he served in various positions of increasing responsibility including, most recently, as Vice President Finance & Administration. Mr. Hession also previously held positions with Tradeout, Inc., a business-to-business Internet exchange for surplus inventory and fixed assets, and Xylum Corporation, a development stage medical device manufacturer, and he performed management consulting work for Ernst & Young, LLP and Peterson Consulting LP.

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

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded publicly on the NASDAQ Global Select Market under the ticker symbol “DORM”. At February 21, 2020 there were 164 holders of record of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, and other factors that our board of directors deems relevant.

For the information regarding our equity compensation plans, see Part III Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return for our common stock with the cumulative total shareholder return for the Automotive Parts & Accessories Peer Group of the Morningstar Group Index (formerly Hemscott Group Index) and the NASDAQ Composite Market Index for the period from December 27, 2014 to December 28, 2019. The Automotive Parts & Accessories Peer Group is comprised of 164 public companies and the information was furnished by Morningstar, Inc. through Zacks Investment Research, Inc. The graph assumes $100 invested on December 27, 2014 in our common stock and each of the indices, and that dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies.

The stock price performance shown in the graph is not necessarily indicative of future price performance.

The performance graph and the information set forth therein shall not be deemed to be filed for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference in any filing made by us with the U.S. Securities and Exchange Commission, except as shall be expressly set forth by specific reference in such a filing.

Stock Repurchases

During the last thirteen weeks of the fiscal year ended December 28, 2019, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
September 29, 2019 through October 26, 2019 (1)	4,765	$81.32	—	$160,550,221
October 27, 2019 through November 23, 2019	100,000	$72.61	100,000	$153,289,189
November 24, 2019 through December 28, 2019 (2)	127,698	$73.70	127,000	$143,929,799
Total	232,463		227,000	$143,929,799

(1)

Includes 95 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Incentive Plan. Also includes 4,670 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 13, Capital Stock, to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K).

(2)

Includes 698 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2018 Stock Option and Stock Incentive Plan and our 2008 Stock Option and Incentive Plan.

(3)

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors has expanded the program to $400 million and extended the program through December 31, 2020. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 499,564 and 622,223 shares under this program during the fiscal years ended December 28, 2019 and December 29, 2018, respectively.

Item 6. Selected Financial Data.

	Fiscal year ended (1)
(in thousands, except per share data)	December 28, 2019	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015
Statement of Operations Data:
Net sales	$991,329	$973,705	$903,221	$859,604	$802,957
Income from operations	105,828	171,143	176,240	168,601	146,157
Net income	$83,762	$133,602	$106,599	$106,049	$92,329
Earnings per share
Basic	$2.57	$4.04	$3.14	$3.07	$2.60
Diluted	$2.56	$4.02	$3.13	$3.07	$2.60
Balance Sheet Data:
Total assets (2)	$1,041,072	$978,106	$765,924	$711,792	$621,865
Working capital	$534,088	$488,138	$422,068	$447,766	$380,063
Long-term debt	$—	$—	$—	$—	$—
Dividends paid	$—	$—	$—	$—	$—
Shareholders' equity	$773,584	$727,623	$634,807	$601,642	$518,036

(1)

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal year ended December 31, 2016 was a fifty-three week period. All other fiscal years presented were fifty-two week periods.

(2)	The December 29, 2018 amount has been revised to correct the error noted in Note 1. Summary of Significant Accounting Policies-Revision of Prior Period Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve significant risks and uncertainties. See the “Statement Regarding Forward Looking Statements” above and Part I, Item 1A, “Risk Factors” in this Annual Report on Form 10-K for additional information regarding forward-looking statements and the factors that could cause actual results to differ materially from those anticipated in the forward-looking statements.

Overview

We are one of the leading suppliers of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket industry. As of December 28, 2019, we marketed approximately 78,000 unique parts as compared to approximately 77,000 as of December 29, 2018, many of which we designed and engineered. Unique parts exclude private label stock keeping units (“SKU’s”) and other variations in how we market, package and distribute our products, but include unique parts of acquired companies. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We are one of the leading aftermarket suppliers of OE “dealer exclusive” parts. OE “dealer exclusive” parts are those parts which were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, complex electronics modules, and exhaust gas recirculation (EGR) coolers.

We generate virtually all our net sales from customers in the North American automotive aftermarket industry, primarily in the United States. Our products are sold primarily through automotive aftermarket retailers, including through their on-line platforms; national, regional and local warehouse distributors and specialty markets, and salvage yards. We also distribute automotive aftermarket parts outside the United States, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East and Australia.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers, as well as business acquisitions, may also cause significant fluctuations from quarter to quarter.

We were engaged in several site consolidation activities during the year ended December 28, 2019. Most significantly, we completed the consolidation of our Montreal facility (acquired in fiscal 2017 as part of the acquisition of MAS Automotive Distributors, Inc. (“MAS Industries” or “MAS”)) into our new 800,000 square foot distribution center in Portland, Tennessee. Additionally, we transferred our existing distribution operations in Portland, Tennessee to the new facility and also completed the consolidation of an existing production facility in Michigan with our facility in Pennsylvania operated by our subsidiary, Flight Systems Automotive Group L.L.C. (“Flight Systems” or “Flight”). During the year ended December 28, 2019, we incurred $3.0 million of costs primarily related to acquisition integration and accelerated depreciation, $2.8 million of which was included in selling, general and administrative expenses and $0.2 million of which was included in gross profit. Additionally, during the year ended December 28, 2019, we incurred $25.9 million of costs related to start up inefficiencies and duplication of facility overhead and operating costs primarily related to our Portland facility consolidation activities, of which $20.4 million was included in selling, general and administrative expenses and $5.5 million was included in gross profit. As a part of our Portland consolidation activities, our new Portland distribution center became fully operational in October 2019. We expect our distribution costs to be back to more typical levels as we move through 2020.

We operate on a fifty-two, fifty-three week period ended on the last Saturday of the calendar year. The fiscal years ended December 28, 2019 (“fiscal 2019”), December 29, 2018 (“fiscal 2018”) and December 30, 2017 (“fiscal 2017”) were fifty-two week periods.

Business Performance Summary

Net sales increased 2% to $991.3 million in fiscal 2019 from $973.7 million in fiscal 2018, while net income decreased 37% to $83.8 million in fiscal 2019 from $133.6 million in fiscal 2018. Additionally, we generated cash flows from operations of $95.3 million in fiscal 2019 and repurchased approximately $143.9 million of our outstanding common stock.

New Product Development

New product development is an important success factor for us and traditionally has been our primary vehicle for growth. We have made incremental investments to increase our new product development efforts each year since 2003 to grow our business and strengthen our relationships with our customers. The investments primarily have been in the form of increased product development resources, increased customer and end-user awareness programs, and customer service improvements. These investments historically have enabled us to provide an expanding array of new product offerings and grow revenues at levels that generally have exceeded market growth rates. As a result of these investments, we introduced 5,239 new products to our customers and end users in fiscal 2019, including 1,625 “New-to-the-Aftermarket” SKU’s.

One area of focus has been our complex electronics program, which capitalizes on the growing number of electronic components being utilized on today’s original equipment platforms. New vehicles contain an average of approximately thirty-five electronic modules, with some high-end luxury vehicles containing over one hundred modules. Our complex electronics products are designed and developed in-house and tested to help ensure consistent performance, and our product portfolio is focused on further developing our leadership position in the category.

Another area of focus has been on Dorman HD Solutions™, a line of products we market for the medium and heavy duty truck sector of the automotive aftermarket industry. We believe that this sector provides many of the same opportunities for growth that the passenger car and light truck sector of the automotive aftermarket industry has provided us. Through Dorman HD Solutions™, we specialize in what formerly were “dealer only” parts similar to how we have approached the passenger car and light duty truck sector. During fiscal 2019, we introduced 1,027 SKU’s in this product line. We expect to continue to invest aggressively in the medium and heavy duty product category.

Acquisitions

In addition to product development, our growth has been impacted by acquisitions. In August 2018, we acquired Flight Systems. Additionally, in October 2017, we acquired MAS. We believe Flight and MAS are highly complementary to our business and growth strategy. We may acquire businesses in the future to supplement our financial growth, distribution capabilities, product development resources or to diversify our revenue base.

Economic Factors

The Company’s financial results are impacted by various economic and industry factors, including, but not limited to the number, age and condition of vehicles in operation (“VIO”) at any one time, and miles driven by those VIO.

To begin, the Company’s products are primarily purchased and installed on a subsegment of the VIO, specifically weighted towards vehicles aged eight to thirteen years old.  Each year, the United States seasonally adjusted annual rate (“US SAAR”) of new vehicles purchased adds a new year to the US VIO.  According to data from the Auto Care Association (“Auto Care”), the US SAAR experienced a decline from 2008 to 2011 as consumers purchased fewer new vehicles as a result of the Great Recession.  We believe that the declining US SAAR during that period resulted in a follow-on decline in our primary US VIO subsegment (eight to thirteen-year-old vehicles) commencing in 2016. However, following 2011 and the impact the Great Recession US consumers began to increase their purchases of new vehicles which over time caused the US SAAR to recover and return to more historical levels.  Consequently, we expect the US VIO for vehicles aged eight to thirteen years old to recover over the next several years.

In addition, we believe that vehicle owners generally are operating their current vehicles longer than they did several years ago, performing necessary repairs and maintenance in order to keep those vehicles well maintained. According to data published by Polk, a division of IHS Automotive, the average age of VIO increased to 11.9 years as of October 2019 from 11.8 years as of October 2018 despite increasing new car sales. Additionally, the number of VIO in the United States continues to increase, growing 2% in 2019 to 290.0 million from 285.7 million in 2018. Approximately 57% of vehicles in operation are 11 years old or older. Vehicle scrappage rates have also decreased over the last several years.

Finally, the number of miles driven is another important statistic that impacts our business. According to the United States Department of Transportation, the number of miles driven has increased each year since 2011 with miles driven having increased 0.9% as of November 2019 as compared to November 2018. Generally, as vehicles are driven more miles, the more likely it is that parts will fail.

The combination of the factors above has accounted for a portion of our sales growth and is expected to impact our future results.

We operate in a highly competitive market. As a result, we are continuously evaluating our approach to brand, pricing and terms to our different customers and channels. For example, in the third quarter of 2019, we modified our brand protection policy, which is designed to ensure that certain products bearing the Dorman name are not advertised below certain approved pricing levels. Our customers, particularly our larger retail customers, regularly seek more favorable pricing and product return provisions, and extended payment terms when negotiating with us. We attempt to avoid or minimize these concessions as much as possible, but we have granted pricing concessions, indemnification rights, extended customer payment terms and allowed a higher level of product returns in certain cases. These concessions impact net sales as well as our profit levels and may require additional capital to finance the business. We expect our customers to continue to exert pressure on our margins.

Foreign Currency

In fiscal 2019, approximately 79% of our products were purchased from suppliers in a variety of non-U.S. countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the U.S. dollar changes in value relative to foreign currencies in the future, the price of the product for new purchase orders may change in equivalent U.S. dollars.

The largest portion of our overseas purchases comes from China. The Chinese Yuan to U.S. Dollar exchange rate has fluctuated over the past several years. Any future changes in the value of the Chinese Yuan relative to the U.S. Dollar may result in a change in the cost of products that we purchase from China. However, the cost of the products we procure is also affected by other factors including raw material availability, labor cost, and transportation costs.

Our acquisition of MAS increased our exposure to foreign currencies. MAS was headquartered in Montreal, Canada, and its financial transactions occur in both U.S. Dollars and Canadian Dollars. Since our consolidated financial statements are denominated in U.S. Dollars, the assets, liabilities, net sales, and expenses of MAS which are denominated in currencies other than the U.S. Dollar must be converted into U.S. Dollars using exchange rates for the current period. As a result, fluctuations in foreign currency exchange rates may impact our financial results. In early 2019, we completed the consolidation of our Montreal facility into our new Portland, Tennessee facility, which reduced our Canadian Dollar exposure.

Impact of Inflation

The overall impact of inflation has not resulted in a significant change in labor costs or the cost of general services utilized.

The cost of many commodities that are used in our products has fluctuated over time resulting in increases and decreases in the cost of our products. In addition, we have periodically experienced increased transportation costs as a result of higher fuel prices, capacity constraints and other factors. We will attempt to offset cost increases by passing along selling price increases to customers, using alternative suppliers and sourcing purchases from other suppliers. However, there can be no assurance that we will be successful in these efforts.

Impact of Tariffs

Effective September 24, 2018, the Office of the United States Trade Representative (USTR) imposed an additional tariff on approximately $200 billion worth of Chinese imports. The tariff was approximately 10% as of December 29, 2018. Effective for shipments departing China on or after May 10, 2019, the USTR increased this tariff to 25%. In addition, effective September 1, 2019, the USTR imposed a fourth tranche of tariffs on approximately $300 billion worth of Chinese imports with a tariff rate of 15%. The tariffs enacted to date will increase the cost of many products that are manufactured for us in China. We are taking several actions to mitigate the impact of the tariffs including, but not limited to, price increases to our customers and cost concessions from our suppliers. We expect to continue mitigating the impact of tariffs in fiscal 2020 primarily through selling price increases to offset the higher tariffs incurred. Tariffs are not expected to have a material impact on our net income but are expected to increase net sales and lower our gross and operating profit margins to the extent that these additional costs are passed through to customers.

In January 2020, the U.S. and Chinese governments signed a trade deal that reduced some U.S. tariffs on Chinese goods in exchange for Chinese pledges to, among other things, purchase more of American farm, energy and manufactured goods. In addition, the USTR has granted tariff relief for certain categories of products being imported from China. We expect that we will reverse tariff-related price increases previously passed along to our customers and cost concessions previously received from our suppliers as such tariffs are reduced or such other relief is granted.

Results of Operations

The following table sets forth, for the periods indicated, the dollar value and percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	For the Fiscal Year Ended
(in millions, except percentage data)	December 28, 2019		December 29, 2018		December 30, 2017
Net sales	$991.3	100.0%	$973.7	100.0%	$903.2	100.0%
Cost of goods sold	$651.5	65.7%	$600.4	61.7%	$544.6	60.3%
Gross profit	$339.8	34.3%	$373.3	38.3%	$358.6	39.7%
Selling, general and administrative expenses	$234.0	23.6%	$202.1	20.8%	$182.4	20.2%
Income from operations	$105.8	10.7%	$171.1	17.6%	$176.2	19.5%
Other (expense) income, net	$-	0.0%	$-	0.0%	$0.3	0.0%
Income before income taxes	$105.8	10.7%	$171.1	17.6%	$176.6	19.6%
Provision for income taxes	$22.0	2.2%	$37.5	3.9%	$70.0	7.7%
Net income	$83.8	8.4%	$133.6	13.7%	$106.6	11.8%

* Percentage of sales information does not add due to rounding

Fiscal Year Ended December 28, 2019 Compared to Fiscal Year Ended December 29, 2018

Net sales increased 2% to $991.3 million in fiscal 2019 from $973.7 in fiscal 2018. Acquisitions contributed to 1% of the sales growth. The remaining growth experienced by our base business was attributable to approximately a 3.5% increase as a result of tariff-related pricing increases, partially offset by a shift in customer mix from warehouse distributor customers to retail customers.

Gross profit margin was 34.3% of net sales in fiscal 2019 compared to 38.3% of net sales in fiscal 2018. The gross profit margin declined primarily as a result of a change in customer mix from warehouse distributor to retail customers, the pass-through of tariff costs to our customers, acquisitions completed in the last 12 months which carry lower gross margins compared to our historical levels, and redundant overhead costs as a result the duplication of facility and operating costs related to our distribution center consolidation in Portland, Tennessee.

Selling, general and administrative expenses were $234.0 million, or 23.6% of net sales, in fiscal 2019 compared to $202.1 million, or 20.8% of net sales, in fiscal 2018. The increase in selling, general and administrative expense during the year was primarily due to $20.4 million of expenses associated with start-up inefficiencies and the duplication of facility and operating costs related to our distribution center consolidation in Portland, Tennessee and higher factoring costs due to increased sales of accounts receivable.

Our effective tax rate decreased to 20.8% in fiscal 2019 from 21.9% in fiscal 2018. The effective tax rate decreased primarily due to lower income of foreign entities included within the consolidated U.S. tax group.

Fiscal Year Ended December 29, 2018 Compared to Fiscal Year Ended December 30, 2017

Net sales increased 8% to $973.7 million in fiscal 2018 from $903.2 in fiscal 2017. Our revenue growth was driven by overall strong demand for our products and the inclusion of revenue from acquired businesses. In fiscal 2018, approximately $48.3 million of net sales were attributed to acquisitions. Our growth was partially offset by negative effects of a brand protection policy implemented in the fourth quarter of 2017.

Gross profit margin was 38.3% in fiscal 2018 compared to 39.7% in fiscal 2017. The decreased gross profit margin was primarily the result of the impact of acquisitions which carry lower gross margins compared to our historical levels. Additionally, the 2018 gross profit margin was negatively impacted by a $2.0 million inventory fair value adjustment resulting from business acquisitions, lower overall selling prices and an unfavorable shift in mix towards lower margin products.

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

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by certain customers. Cash and cash equivalents at December 28, 2019 increased to $68.4 million from $43.5 million at December 29, 2018. Working capital was $534.1 million at December 28, 2019 compared to $488.1 million at December 29, 2018. Shareholders’ equity was $773.6 million at December 28, 2019 and $727.6 million at December 29, 2018. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, the outcome of contingencies or other factors. See Note 11, “Commitments and Contingencies”, in the accompanying consolidated financial statements for additional information regarding commitments and contingencies that may affect our liquidity.

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. Tariffs also increase our uses of cash since we pay for the tariffs upon the arrival of our goods in the United States but collect the cash on any passthrough price increases from our customers on a delayed basis according to the payment terms negotiated with our customers. We participate in accounts receivable sales programs with several customers which allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash upfront than if we collected those accounts receivable ourselves in due course. Moreover, prior to LIBOR being phased out in 2021, to the extent that any of these accounts receivable sales programs bear interest rates tied to LIBOR, as LIBOR rates increase our cost to sell our receivables also increase. See Item 7A. Quantitative and Qualitative Disclosures about Market Risk for more information. During fiscal 2019 and fiscal 2018, we sold approximately $676.4 million and $604.7 million, respectively, under these programs. We had the ability to sell significantly more accounts receivable under these programs if the needs of the business warranted. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

In December 2017, we entered into a credit agreement that will expire in December 2022. The credit agreement provides for an initial revolving credit facility of $100.0 million and, subject to certain requirements, gives us the ability to request increases of up to an incremental $100.0 million. The credit agreement replaced our previous $30.0 million facility. Borrowings under the credit agreement are on an unsecured basis. At the Company’s election, the interest rate applicable to revolving credit loans under the credit agreement will be either (1) the Prime Rate as announced by Wells Fargo from time to time, (2) an Adjusted LIBOR Market Index Rate as measured by the LIBOR Market Index Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA, or (3) an Adjusted LIBOR Rate as measured by the LIBOR Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA. The interest rate at December 28, 2019 was LIBOR plus 65 basis points (2.45%). During the occurrence and continuance of an event of default, all outstanding revolving credit loans will bear interest at a rate per annum equal to 2.00% in excess of the greater of (1) the Prime Rate or (2) the Adjusted LIBOR Market Index Rate then applicable. As of December 28, 2019, we were not in default in respect to the credit agreement. The credit agreement also contains covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement. The credit agreement also requires us to pay an unused fee of 0.10% on the average daily unused portion of the facility, provided the unused fee will not be charged on the first $30 million of the revolving credit facility. As of December 28, 2019, there were no borrowings under the credit agreement and we had two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $99.2 million available under the credit agreement at December 28, 2019.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

(in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Cash provided by operating activities	$95,306	$78,112	$94,241
Cash used in investing activities	(29,560)	(59,146)	(94,437)
Cash used in financing activities	(40,851)	(46,938)	(77,271)
Effect of exchange rate changes on cash and cash equivalents	-	(261)	37
Net increase (decrease) in cash and cash equivalents	$24,895	$(28,233)	$(77,430)

During fiscal 2019, cash provided by operating activities was $95.3 million, primarily as a result of $83.8 million in net income, non-cash adjustments to net income of $30.1 million and a net increase in operating assets and liabilities of $18.5 million. Accounts receivable decreased $8.8 million due to the timing and factoring of receivables during the year. Inventory increased $11.0 million due to higher inventory purchases to support new product launches and maintain customer fill rates as we consolidated facilities. Accounts payable decreased by $19.1 million due to the timing of payments to our vendors. Other assets and liabilities, net, increased $6.3 million.

During fiscal 2018, cash provided by operating activities was $78.1 million, primarily as a result of $133.6 million in net income, non-cash adjustments to net income of $31.2 million and a net increase in operating assets and liabilities of $86.7 million. Accounts receivable increased $61.4 million due to increased net sales, which were partially offset by increased accounts receivable sales. Inventory increased $46.8 million due to higher inventory purchases to avoid potentially higher tariffs, to support new product launches and maintain customer fill rates as we consolidated facilities. Accounts payable increased by $27.0 million due to increased inventory and the timing of payments to our vendors. Other assets and liabilities, net, increased $0.2 million.

During fiscal 2017, cash provided by operating activities was $94.2 million, primarily as a result of $106.6 million in net income, non-cash adjustments to net income of $30.4 million and a net increase in operating assets and liabilities of $42.7 million. Accounts receivable increased $5.7 million due to increased net sales and the timing of cash receipts at year end. Inventory increased $25.1 million due to higher inventory purchases to support new product launches and to improve customer fill rates. Accounts payable increased by $3.7 million due to increased inventory and the timing of payments to our vendors. Other assets and liabilities, net, increased $15.6 million primarily due to an increase in long-term core inventory and a decrease in customer rebates that we expected to settle in cash.

Investing activities used $29.6 million of cash in fiscal 2019, $59.1 million of cash in fiscal 2018, and $94.4 million of cash in fiscal 2017.

•

Capital spending in fiscal 2019 was primarily related to $7.8 million in tooling associated with new products, $6.3 million in enhancements and upgrades to our information systems and infrastructure, scheduled equipment replacements, certain facility improvements and other capital projects.

•

Capital spending in fiscal 2018 was primarily related to $8.5 million in tooling associated with new products, $6.8 million in enhancements and upgrades to our information systems and infrastructure, scheduled equipment replacements, certain facility improvements and other capital projects.

•

Capital spending in fiscal 2017 was primarily related to $11.2 million in tooling associated with new products, $7.7 million in enhancements and upgrades to our information systems, scheduled equipment replacements, certain facility improvements and other capital projects.

•

During fiscal 2018, we used $27.5 million to acquire all of the outstanding equity of Flight Systems and $5.0 million to acquire a minority interest in a vehicle diagnostic tool developer. During fiscal 2017, we used $56.9 million to acquire the outstanding shares of MAS, $10.0 million to acquire a minority equity interest in a supplier, and $3.1 million to acquire certain assets of a chassis and suspension business.

Cash used in financing activities was $40.9 million in fiscal 2019, $46.9 million in fiscal 2018, and $77.3 million in fiscal 2017.

•

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program. In fiscal 2019, we paid $39.4 million to repurchase 499,564 common shares. In fiscal 2018, we paid $43.4 million to repurchase 622,223 common shares. In fiscal 2017, we paid $74.7 million to repurchase 1,006,365 common shares.

•

The remaining uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of shares of our common stock held in a fund in our 401(k) Plan. 401(k) Plan participants can no longer purchase shares of Dorman common stock as an investment option under the 401(k) Plan. Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons.

Contractual Obligations and Commercial Commitments

We have obligations for future minimum rental payments and similar commitments under non-cancellable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 28, 2019 are summarized in the tables below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$45,170	$6,935	$9,881	$6,840	$21,514
	$45,170	$6,935	$9,881	$6,840	$21,514

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	3-5 years	Thereafter
Letters of Credit	$825	$825	$—	$—	$—
	$825	$825	$—	$—	$—

We have excluded from the table above contingent consideration related to the acquisition of MAS due to the uncertainty of the amount of payment. As of December 28, 2019, the Company has accrued approximately $5.6 million which represents the fair value of the estimated payments which will become due if certain sales thresholds are achieved through December 2020 and will be paid out in 2021.

We have excluded the $2.8 million estimated accrual related to the underpayment of duties to the United States Customs & Border Protection since the ultimate resolution of this matter is uncertain and is not expected to be resolved within the next twelve months (see Note 11, Commitments and Contingencies included in this annual report Form 10-K).

Additionally, we have excluded from the table above unrecognized tax benefits due to the uncertainty of the amount and period of payment. As of December 28, 2019, the Company has gross unrecognized tax benefits of $2.3 million (see Note 10, Income Taxes, to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

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

We may issue stand-by letters of credit under our credit agreement. Letters of credit totaling $0.8 million were outstanding at each of December 28, 2019 and December 29, 2018. Those letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Each of the outstanding letters of credit has a one-year term from the date of issuance.

We do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, revenues, expenses, cash flows, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions

We have a non-cancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Executive Chairman, and his family members are partners. Total annual rental payments each year to the partnership under the lease arrangement were $1.6 million in each of fiscal 2019, fiscal 2018, and fiscal 2017. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed in November 2016.

We are a partner in a joint venture with one of our suppliers and we own a minority interest in two other suppliers. Purchases from these companies, since we acquired our investment interests were $23.2 million in fiscal 2019 and $20.3 million in fiscal 2018 and $16.5 million in fiscal 2017.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. We regularly evaluate our estimates and judgments, including those related to revenue recognition, customer rebates and returns, inventories, long-lived assets and purchase accounting. Estimates and judgments are based upon historical experience and on various other assumptions believed to be accurate and reasonable under the circumstances. Actual results may differ materially from these estimates due to different assumptions or conditions. We believe the following critical accounting policies affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements.

Revenue Recognition and Accrued Customer Rebates and Returns. Revenue is recognized from product sales when goods are shipped, title and risk of loss and control have been transferred to the customer and collection is reasonably assured. We record estimates for cash discounts, product returns, promotional rebates, core return deposits and other discounts in the period of the sale ("Customer Credits"). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as an increase in accrued customer rebates and returns, which is included in current liabilities. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.

Excess and Obsolete Inventory Reserves. We must make estimates of potential future excess and obsolete inventory costs. We provide reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates. We maintain contact with our customer base in order to understand buying patterns, customer preferences and the life cycle of our products. Changes in customer requirements are factored into the reserves, as needed.

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

Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. In regards to the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During fiscal 2019 and fiscal 2018, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount.

Purchase Accounting. The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with any excess recorded as goodwill. Such fair market value assessments require judgements and estimates which may change over time and may cause the final amounts to differ materially from their original estimates. Any adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period which cannot exceed twelve months from the date of acquisition.

New and Recently Adopted Accounting Pronouncements

Refer to Note 2, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our market risk is the potential loss arising from adverse changes in interest rates. All our available credit and accounts receivable sales programs bear interest at rates tied to LIBOR. Under the terms of our credit agreement and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under the accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. A one percentage point increase in LIBOR or the discount rates on the accounts receivable sales programs would have increased our interest expense on our variable rate debt, if any, and accounts receivable financing costs by approximately $4.4 million in each of fiscal 2019 and fiscal 2018. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

Historically we have not used, and currently do not intend to use, derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risks, or interest rate risks from the use of derivative instruments. We did not hold any foreign exchange forward contracts at December 28, 2019.

Item 8. Financial Statements and Supplementary Data.

Our financial statement schedule that is filed with this Annual Report on Form 10-K is listed in Part IV - Item 15, “Exhibits, Financial Statement Schedules.”

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Dorman Products, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries (the “Company”) as of December 28, 2019 and December 29, 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three‑year period ended December 28, 2019, and the related notes and the consolidated financial statement schedule II listed under Item 15(a)(2) (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the fiscal years in the three‑year period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of December 30, 2018, due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842) and ASU 2018-11, Leases (Topic 842): Targeted Improvements. As discussed in Note 12 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of December 31, 2017, due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of future product returns

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company has recorded an accrual for customer rebates and returns of $105.9 million as of December 28, 2019. The accrual includes estimates for various cash discounts, product returns, promotional rebates, core returns, and other discounts in the period of sale. The accrual for customer rebates and returns is reflected in the consolidated financial statements as a reduction of gross sales. The Company’s obligation associated with product returns is classified as a current liability (“accrued customer rebates and returns”).

We identified the evaluation of future product returns as a critical audit matter. There was a high degree of auditor judgment required over the Company’s inputs of market conditions that were used to develop the future product return rates assumption to estimate the accrual for future product returns. Specifically, the Company used recent historical experience as an input of market conditions that were used to develop the future product return rates assumption. A change to current market conditions could have a significant impact to the accrual for future product returns.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s process for estimating the accrual for future product returns, including internal controls over the development of the future product return rates assumption. We evaluated the future product return rate assumption for a sample of customers using a combination of Company internal data, historical product return information, and executed third-party contracts. We assessed the Company’s ability to accurately estimate future product returns by comparing historically recorded accruals to actual subsequent product returns. We analyzed actual product returns received after year-end but prior to the issuance of the consolidated financial statements for contradictory information pertaining to the future product return rates assumption.

KPMG LLP

We have served as the Company’s auditors since 2002.

Philadelphia, Pennsylvania

February 26, 2020

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
(in thousands, except per share data)	December 28, 2019	December 29, 2018	December 30, 2017
Net sales	$991,329	$973,705	$903,221
Cost of goods sold	651,504	600,424	544,572
Gross profit	339,825	373,281	358,649
Selling, general and administrative expenses	233,997	202,138	182,409
Income from operations	105,828	171,143	176,240
Other (expense) income, net	(21)	(8)	348
Income before income taxes	105,807	171,135	176,588
Provision for income taxes	22,045	37,533	69,989
Net income	$83,762	$133,602	$106,599
Earnings per share:
Basic	$2.57	$4.04	$3.14
Diluted	$2.56	$4.02	$3.13
Weighted average shares outstanding:
Basic	32,606	33,097	33,964
Diluted	32,688	33,207	34,052

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 28, 2019	December 29, 2018
Assets
Current assets:
Cash and cash equivalents	$68,353	$43,458
Accounts receivable, less allowance for doubtful accounts of $957 and $982 in 2019 and 2018, respectively	391,810	400,663
Inventories	280,813	270,504
Prepaids and other current assets	13,614	5,652
Total current assets	754,590	720,277
Property, plant and equipment, net	101,837	98,647
Operating lease right-of-use assets	32,198	-
Goodwill	74,458	72,606
Intangible assets, net	21,305	25,164
Deferred tax asset, net	4,336	6,228
Other assets	52,348	55,184
Total	$1,041,072	$978,106
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$90,437	$109,096
Accrued compensation	9,782	14,515
Accrued customer rebates and returns	105,903	96,887
Other accrued liabilities	14,380	11,641
Total current liabilities	220,502	232,139
Long-term operating lease liabilities	29,730	-
Other long-term liabilities	13,297	13,550
Deferred tax liabilities, net	3,959	4,794
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 32,558,168 and 33,004,861 shares in 2019 and 2018, respectively	326	330
Additional paid-in capital	52,605	47,861
Retained earnings	720,653	679,432
Total shareholders' equity	773,584	727,623
Total	$1,041,072	$978,106

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2016	34,517,633	$345	$44,187	$557,110	$601,642
Exercise of stock options	29,750	—	31	—	31
Compensation expense under Incentive Stock Plan	—	—	3,162	—	3,162
Purchase and cancellation of common stock	(1,025,475)	(10)	(1,848)	(74,271)	(76,129)
Issuance of non-vested stock, net of cancellations	65,317	1	674	—	675
Other stock related activity, net of tax	(15,701)	—	(1,394)	221	(1,173)
Net income	—	—	—	106,599	106,599
Balance at December 30, 2017	33,571,524	336	44,812	589,659	634,807
Exercise of stock options	10,572	—	200	—	200
Compensation expense under Incentive Stock Plan	—	—	3,460	—	3,460
Purchase and cancellation of common stock	(648,503)	(7)	(1,167)	(44,177)	(45,351)
Issuance of non-vested stock, net of cancellations	83,891	1	1,798	—	1,799
Other stock related activity, net of tax	(12,623)	—	(1,242)	348	(894)
Net income	—	—	—	133,602	133,602
Balance at December 29, 2018	33,004,861	330	47,861	679,432	727,623
Exercise of stock options	14,227	—	123	—	123
Compensation expense under Incentive Stock Plan	—	—	3,077	—	3,077
Purchase and cancellation of common stock	(521,944)	(5)	(939)	(40,395)	(41,339)
Issuance of non-vested stock, net of cancellations	69,826	1	1,376	—	1,377
Other stock related activity, net of tax	(10,707)	—	1,107	(2,146)	(1,039)
Net income	—	—	—	83,762	83,762
Balance at December 28, 2019	32,556,263	$326	$52,605	$720,653	$773,584

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Cash Flows from Operating Activities:
Net income	$83,762	$133,602	$106,599
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	25,915	28,391	22,224
Provision for doubtful accounts	39	(570)	299
Provision (benefit) from deferred income tax	1,058	(58)	4,676
Provision for non-cash stock compensation	3,077	3,460	3,162
Changes in assets and liabilities:
Accounts receivable	8,810	(61,413)	(5,709)
Inventories	(10,956)	(46,835)	(25,147)
Prepaids and other current assets	(7,659)	(853)	(3,748)
Other assets	1,672	(3,897)	(4,908)
Accounts payable	(19,079)	26,957	3,718
Accrued customer rebates and returns	9,016	(5,173)	-
Accrued compensation and other liabilities	(349)	4,501	(6,925)
Cash provided by operating activities	95,306	78,112	94,241
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	-	(28,040)	(59,987)
Property, plant and equipment additions	(29,560)	(26,106)	(24,450)
Purchase of investments	-	(5,000)	(10,000)
Cash used in investing activities	(29,560)	(59,146)	(94,437)
Cash Flows from Financing Activities:
Contingent consideration payments	-	(2,036)	—
Other stock related activity	365	249	(1,173)
Proceeds from exercise of stock options	123	201	31
Purchase and cancellation of common stock	(41,339)	(45,352)	(76,129)
Cash used in financing activities	(40,851)	(46,938)	(77,271)
Effect of exchange rate changes on Cash and Cash Equivalents	-	(261)	37
Net Increase (Decrease) in Cash and Cash Equivalents	24,895	(28,233)	(77,430)
Cash and Cash Equivalents, Beginning of Period	43,458	71,691	149,121
Cash and Cash Equivalents, End of Period	$68,353	$43,458	$71,691
Supplemental Cash Flow Information
Cash paid for interest expense	$338	$250	$291
Cash paid for income taxes	$28,923	$30,453	$74,647

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 28, 2019

1. Summary of Significant Accounting Policies

Dorman Products, Inc. ("Dorman", the "Company", “we”, “us”, or “our”) is a supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket industry.

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 28, 2019 (“fiscal 2019”), December 29, 2018 (“fiscal 2018”) and December 30, 2017 (“fiscal 2017”) were each fifty-two week periods.

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

Reclassifications. Certain prior year amounts have been reclassified to conform with the current-year presentation.

Cash and Cash Equivalents. We consider all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

Sales of Accounts Receivable. We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these programs were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. During fiscal 2019, fiscal 2018 and fiscal 2017, we sold $676.4 million, $604.7 million and $582.9 million, respectively, pursuant to these programs. If receivables had not been sold, $437.9 million and $378.5 million of additional receivables would have been outstanding at December 28, 2019 and December 29, 2018, respectively, based on standard payment terms. Selling, general and administrative expenses include $16.7 million, $14.5 million and $11.4 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively, of financing costs associated with these accounts receivable sales programs.

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

Estimated useful lives by major asset category are as follows:

Buildings and building improvements	10 to 39 years
Machinery, equipment and tooling	3 to 7 years
Software and computer equipment	3 to 10 years
Furniture, fixtures and leasehold improvements	3 to 7 years

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

Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. In regards to the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During fiscal 2019 and fiscal 2018, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair values of each reporting unit was less than its carrying amount.

Purchase Accounting. The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates which may change over time and may cause the final amounts to differ materially from their original estimates. These adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period which cannot exceed twelve months from the date of acquisition.

Other Assets. Other assets include primarily long-term core inventory, deposits, and equity method investments.

Certain products we sell contain parts that can be recycled, or as more commonly referred to in our industry, remanufactured. We refer to these parts as cores. A used core is remanufactured and sold to the customer as a replacement for a unit inside a vehicle. Customers and end-users that purchase remanufactured products will generally return the used core to us, which we then use in the remanufacturing process to make another finished good. Our core inventory consists of used cores purchased and held in our facilities, used cores that are in the process of being returned from our customers and end-users, and remanufactured cores held in finished goods inventory at our facilities. Our products that utilize a core primarily include instrument clusters, hybrid batteries, radios, and climate control modules.

Long-term core inventory was $22.8 million and $28.1 million as of December 28, 2019 and December 29, 2018, respectively. Long-term core inventory is recorded at the lower of cost or net realizable value. Cost is determined based on actual purchases of core inventory. We believe that the most appropriate classification of core inventory is a long-term asset. According to guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification(“ASC”), current assets are defined as “assets or resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” The determination of the long-term classification is based on our view that the value of the cores is not expected to be consumed or realized in cash during our normal annual operating cycle.

We also have investments that we account for according to the equity method of accounting. The total book value of these investments was $19.3 million as of December 28, 2019 and $18.4 million as of December 29, 2018, and these investments provided us $3.2 million and $2.2 million of income during fiscal 2019 and fiscal 2018, respectively. Additionally, in fiscal 2018 we purchased an investment that we account for according to the cost method of accounting. The book value of this investment was $5.0 million as of December 28, 2019.

Other Accrued Liabilities. Other accrued liabilities include primarily accrued commissions, accrued income taxes, insurance liabilities, product warranties, and other current liabilities. We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products. Our warranty limits the end-user’s remedy to the repair or replacement of the part that is defective. Product warranty reserves, which were $0.6 million as of December 28, 2019 and December 29, 2018, respectively, are based upon actual experience and forecasts using the best historical and current claim information available. Provisions and payments related to product warranty reserves were not material in fiscal 2019, fiscal 2018 or fiscal 2017.

Revenue Recognition and Accrued Customer Rebates and Returns. Revenue is recognized from product sales when goods are shipped, title and risk of loss and control have been transferred to the customer and collection is reasonably assured. We record estimates for cash discounts, product returns, promotional rebates, core return deposits, and other discounts in the period of the sale ("Customer Credits"). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as an increase of accrued customer rebates and returns, which is included in current liabilities. Actual Customer Credits have not differed materially from estimated amounts. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.

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

Revision of Prior Period Financial Statements. During the quarter ended June 29, 2019, we identified and corrected an immaterial error that affected previously issued consolidated financial statements. This error related to the application of FASB Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, related to the balance sheet classification of accrued customer rebates and returns that are recognized in connection with sales of our products. We adopted this ASU on December 31, 2017, the beginning of our 2018 fiscal year. We previously recorded accrued customer rebates and returns that were expected to be issued as credits to our customers as a valuation account which offset accounts receivable. Accrued customer rebates and returns are now recorded as a current liability.

Previously issued comparative financial statements, which were revised to correct the error noted above, are presented “As Revised” in the tables presented in the following footnotes.

	December 29, 2018
(in thousands)	As Previously Reported	Adjustment	As Revised
Revised Consolidated Balance Sheet Amounts:
Assets
Accounts receivable, net	$310,114	$90,549	$400,663
Total current assets	$629,728	$90,549	$720,277
Total assets	$887,557	$90,549	$978,106
Liabilities and shareholders' equity
Accrued customer rebates and returns	$6,338	$90,549	$96,887
Total current liabilities	$141,590	$90,549	$232,139
Total liabilities and shareholders' equity	$887,557	$90,549	$978,106

	Fiscal Year Ended December 29, 2018
(in thousands)	As Previously Reported	Adjustment	As Revised
Revised Consolidated Statement of Cash Flows from Operating Activities Amounts:
Accounts receivable	$(66,403)	$4,990	$(61,413)
Accrued customer rebates and returns	$—	$(5,173)	$(5,173)
Accrued compensation and other liabilities	$4,318	$183	$4,501
Net cash used in operating activities	$78,112	$—	$78,112

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

The correction of this error did not impact our Consolidated Statement of Operations or our Consolidated Statements of Shareholders’ Equity in any period presented.

Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $21.0 million in fiscal 2019, $20.1 million in fiscal 2018 and $20.0 million in fiscal 2017 have been recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Stock-Based Compensation. At December 28, 2019 and December 29, 2018, we had awards outstanding under two stock-based employee compensation plans, which are described more fully in Note 13, Capital Stock. We record compensation expense for all awards granted. The value of restricted stock issued is based on the fair value of our common stock on the grant date. For performance-based restricted stock awards tied to growth and adjusted pre-tax income, compensation costs related to the stock is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions as of the reporting date. The fair value of performance based restricted stock, for which the performance measure is total shareholder return, was determined using the Monte Carlo simulation model. The fair value of stock options granted was determined using the Black-Scholes option valuation model.

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

Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount which may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our four largest customers accounted for 80% of net accounts receivable as of December 28, 2019 and 76% of net accounts receivable as of December 29, 2018, respectively. We continually monitor the credit terms and credit limits to these and other customers. In fiscal 2019, approximately 79% of our products were purchased from suppliers located in a variety of foreign countries, with the largest portion coming from China.

Fair Value Disclosures. The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Additionally, the fair value of assets acquired and liabilities assumed are determined at the date of acquisition. We did not hold any foreign currency forward contracts at December 28, 2019 or December 29, 2018.

2. New and Recently Adopted Accounting Pronouncements

On December 30, 2018, the beginning of our 2019 fiscal year, we adopted ASU No. 2016-02, Leases, which replaces existing lease guidance. The ASU is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. Additionally, in August 2018, the FASB issued ASU 2018-11, Targeted Improvements to ASC 842, which includes an option to not restate comparative periods in transition and elect to use the effective date of ASC 842 as the date of initial application of transition. We adopted the standard using the modified retrospective approach and adoption resulted in right-of-use assets of $36.3 million and lease liabilities of $37.9 million as of December 29, 2018. Deferred rent and lease incentive liabilities associated with historical operating leases totaling $1.6 million were reclassified to the operating lease right-of-use assets as required by ASC 842. The transition did not have a material impact on our Consolidated Statement of Operations or Statement of Cash Flows. See Note 6 for additional information on leases.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the need to perform a hypothetical purchase price allocation to measure goodwill impairment. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. We are evaluating the new guidance. However, at this time we do not believe the new guidance will have a material impact on our consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of the current employee share-based payment guidance to include share-based payments issued to nonemployees to substantially align the accounting for share-based payments for nonemployees with those made to employees including, the fair value measurement, measurement date and classification of certain awards. The new guidance is effective for fiscal years beginning after December 15, 2018, with early application permitted. We adopted this ASU effective December 30, 2018, the beginning of our 2019 fiscal year. Adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which was subsequently amended in November 2018 through ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments Credit Losses. ASU 2016-13 requires entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financial receivables, debt securities, and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for loss receivables that are current with respect to their payment terms. ASU 2016-13 is effective for companies beginning with fiscal years beginning after December 15, 2019. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows, and financial condition. However, at this time we do not believe this new guidance will have a material impact on our consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic740): Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for companies beginning with fiscal years beginning after December 15, 2020. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows, and financial condition. However, at this time we do not believe this new guidance will have a material impact on our consolidated financial statements and related disclosures.

3. Business Acquisitions and Investments

Flight Systems Automotive Group LLC

On August 31, 2018, we acquired 100% of the outstanding stock of Flight Systems Automotive Group LLC (“Flight Systems” or “Flight”), a privately-held manufacturer and remanufacturer of complex automotive electronics and diesel fuel system components, based in Lewisberry, Pennsylvania. The purchase price was $27.5 million. We believe complex electronics components represent important growth opportunities for us and Flight’s product portfolio delivers valuable alternatives to aftermarket professionals.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

In connection with this acquisition, we recorded $7.4 million in goodwill, $4.1 million of identified intangibles, and $16.0 million of other net assets, primarily $2.0 million of accounts receivables, $8.4 million of inventory, $4.4 million of fixed assets, and $1.2 million of net other assets and liabilities. During the year ended December 28, 2019, we recorded measurement and period adjustments of approximately $1.9 million to increase goodwill, $0.7 million to decrease inventory, and $1.2 million to decrease identified intangibles. These measurement period entries are included in the balances above. Our measurement period adjustments for Flight were complete as of December 28, 2019.

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

We have included the results of MAS in our Consolidated Financial Statements since the acquisition date of October 26, 2017. The Consolidated Statement of Operations for the year ended December 29, 2018 includes $40.3 million of net sales and an immaterial amount of net income related to MAS. The Consolidated Balance Sheets presented reflect the acquisition of MAS Industries, effective October 26, 2017.

The following table summarizes the preliminary fair value of the total consideration at October 26, 2017:

(in thousands)	Total Acquisition Date Fair Value
Cash consideration (net of $3.3 million cash received)	$56,859
Contingent cash consideration	7,982
Seller liability assumed	896
Working capital adjustment	1,486
Total consideration assigned to net assets acquired	$67,223

Included in the table above is $8.0 million of estimated contingent payments which represented the acquisition date fair value of the estimated payments which will become due if certain sales thresholds are achieved through December 2020. The fair value of the contingent cash consideration was estimated by using an option pricing model framework, which represents our own assumptions and data, and is based on our best available information. As of December 28, 2019, we had $5.6 million recorded related to this payment. During fiscal 2019, the Company reduced this accrual by approximately $2.3 million from the December 29, 2018 ending accrual amount of $7.9 million. The decrease was primarily due to an update made to assumptions utilized in the determination of the fair value of the estimated expected payments, specifically forecasted net sales attributable to the earnout period, which resulted in a $2.6 million reduction in the ending accrual, which reduced Selling, General and Administrative expenses in fiscal 2019. This amount was offset by $0.3 million of accretion which was also included in Selling, General and Administrative expenses in fiscal 2019. The maximum contingent payment would be $11.7 million. Additionally, during fiscal 2018, we finalized working capital and other purchase price adjustments based on the MAS standalone audited 2017 financial statements, resulting in a payment to the former shareholder of $1.5 million. This amount had previously been accrued on our Consolidated Balance Sheet.

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

On January 27, 2017 we acquired a 33% minority equity interest in a supplier for $10.0 million. We are accounting for our interest using the equity method of accounting, as our investment gives us the ability to exercise significant influence, but not control, over the supplier.

On January 6, 2017, we acquired certain assets of Ingalls Engineering Company, Inc., a chassis and suspension business, primarily to expand our product portfolio. The purchase price was $4.8 million, comprised of $3.1 million of cash and $1.7 million of estimated contingent payments as of the date of acquisition. The contingent payment arrangement is based upon future net sales of the acquired business. In connection with this acquisition, we have completed our purchase price allocation procedures and recorded $2.8 million in goodwill and other intangible assets and $2.0 million of other net assets. All the intangible assets resulting from the asset purchase are expected to be deductible for tax purposes. The financial results of the acquisition have been included in the Consolidated Financial Statements since the acquisition date. During fiscal 2018, the Company reassessed the accrual for the contingent payments, resulting in a reduction of the accrual by $2.1 million, which reduced Selling, General and Administrative expenses in fiscal 2018, due to an update made to assumptions utilized in the determination of the fair value of the estimated expected payments, specifically forecasted net sales attributable to the earnout period. As of December 28, 2018, the Company did not have an accrual for these contingent payments.

4. Inventories

Inventories were as follows:

(in thousands)	December 28, 2019	December 29, 2018
Bulk product	$114,308	$122,111
Finished product	161,866	144,897
Packaging materials	4,639	3,496
Total	$280,813	$270,504

5. Property, Plant and Equipment

Property, plant and equipment include the following:

(in thousands)	December 28, 2019	December 29, 2018
Buildings	$37,513	$34,943
Machinery, equipment and tooling	126,663	115,656
Furniture, fixtures and leasehold improvements	5,308	6,199
Software and computer equipment	80,397	79,349
Total	249,881	236,147
Less-accumulated depreciation and amortization	(148,044)	(137,500)
Property, plant and equipment, net	$101,837	$98,647

Depreciation and amortization expenses associated with property, plant, and equipment were $25.4 million, $25.4 million, and $21.5 million in fiscal 2019, fiscal 2018, and fiscal 2017, respectively.

6. Leases

As discussed in Note 2, we adopted ASU No. 2016-02, Leases, on December 30, 2018, the beginning of our fiscal 2019, using the modified retrospective approach. We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and to obtain substantially all of the economic benefit from the use of the underlying asset. We have operating leases for distribution centers, sales offices and certain warehouse and office equipment. Our operating leases have remaining lease terms of 1 to 12 years, many of which include one or more renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year. Some of our operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation.

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. The incremental borrowing rate is not a commonly quoted rate and is derived through a combination of inputs including our credit rating and the impact of full collateralization. The incremental borrowing rate is based on our collateralized borrowing capabilities over a similar term of the lease payments. We utilized the consolidated group borrowing rate for all leases as we operate a centralized treasury operation. Operating lease payments are recognized on a straight-line basis over the lease term. We had no finance leases as of December 28, 2019.

Practical Expedients and Accounting Policy Elections

In accordance with the guidance on leases and as permitted by the FASB, we have elected to use certain practical expedients and policy elections.

- We have elected to include both lease and non-lease components as a single lease component, as non-lease components of contracts have not historically been material.

- We have elected to account for leases with terms of one year or less as short-term leases and, as such, lease with terms of less than one year are not included in the right-of-use assets or lease liabilities.

As of December 28, 2019, there was no material variable lease costs or sublease income. Cash paid for operating leases was $6.0 million during the year ended December 28, 2019, which is classified in operating activities on the Consolidated Statements of Cash Flows. The following table summarizes the lease expense for the year ended December 28, 2019:

(in thousands)	December 28, 2019
Operating lease expense	$7,362
Short-term lease expense	4,547
Total lease expense	$11,909

Supplemental balance sheet information related to our operating leases is as follows:

(in thousands)	December 28, 2019
Operating lease right-of-use assets	$32,198

Other accrued liabilities	$5,348
Long-term operating lease liabilities	29,730
Total operating lease liabilities	$35,078

Weighted average remaining lease term (years)	10.83
Weighted average discount rate	6.32%

The following table summarizes the maturities of our lease liabilities for all operating leases as of December 28, 2019:

(in thousands)	December 28, 2019
2020	$6,935
2021	4,977
2022	4,904
2023	3,388
2024	3,452
2025 and thereafter	21,514
Total lease payments	45,170
Less: Imputed interest	(10,092)
Present value of lease liabilities	$35,078

For the year ended December 29, 2018, minimum rental payments under operating leases were recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases, including payments for short-term equipment and storage rentals, was $6.9 million in fiscal 2018 and $5.7 million in fiscal 2017. Minimum future rental payments required under operating leases in effect as of December 29, 2018 were as follows:

(in thousands)	December 29, 2018
2019	$5,489
2020	5,416
2021	4,972
2022	4,599
2023	3,013
2024 and thereafter	24,297
Total rental payments	$47,786

7. Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)	December 28, 2019	December 29, 2018
Balance at beginning of period	$72,606	$65,999
Goodwill acquired	-	6,800
Measurement period adjustment	1,852	(193)
Balance at end of period	$74,458	$72,606

Intangible Assets

Intangible assets, subject to amortization, included the following:

		December 28, 2019			December 29, 2018
(dollars in thousands)	Weighted Average Amortization Period (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Tradenames	12.3	$6,060	$975	$5,085	$7,590	$516	$7,074
Customer relationships	8.0	20,450	4,698	15,752	20,130	2,582	17,548
Technology	12.0	367	74	293	367	49	318
Other	3.7	240	65	175	240	16	224
Total		$27,117	$5,812	$21,305	$28,327	$3,163	$25,164

Amortization expense was $2.6 million in fiscal 2019, $2.3 million in fiscal 2018 and $0.5 million in fiscal 2017. The estimated future amortization expense for intangible assets is summarized as follows:

(in thousands)
2020	$2,674
2021	2,674
2022	2,674
2023	2,626
2024	2,530
Thereafter	8,127
Total	$21,305

8. Long-Term Debt

In December 2017, we entered into a credit agreement which will expire in December 2022. This agreement provides for an initial revolving credit facility of $100.0 million and, subject to certain requirements, gives us the ability to request increases of up to an incremental $100.0 million. The credit agreement replaced our previous $30.0 million facility. Borrowings under the credit agreement are on an unsecured basis. At the Company’s election, the interest rate applicable to borrowings under the credit agreement will be either (1) the Prime Rate as announced by Wells Fargo from time to time, (2) an Adjusted LIBOR Market Index Rate as measured by the LIBOR Market Index Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA, or (3) an Adjusted LIBOR Rate as measured by the LIBOR Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA. The interest rate at December 28, 2019 was LIBOR plus 65 basis points (2.45%). During the occurrence and continuance of an event of default, all outstanding revolving credit loans will bear interest at a rate per annum equal to 2.00% in excess of the greater of (1) the Prime Rate or (2) the Adjusted LIBOR Market Index Rate then applicable. As of December 28, 2019, we were not in default in respect to the credit agreement. The credit agreement also contains covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement. The credit agreement also requires us to pay an unused fee of 0.10% on the average daily unused portion of the facility, provided the unused fee will not be charged on the first $30 million of the revolving credit facility. As of December 28, 2019, we were not in default in respect to the credit agreement. As of December 28, 2019, there were no borrowings under the credit agreement and we had two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $99.2 million available under the credit agreement at December 28, 2019.

9. Related Party Transactions

We have a non-cancelable operating lease for our primary operating facility from a partnership in which Steven L. Berman, our Executive Chairman, and his family members are partners. Total rental payments each year to the partnership under the lease arrangement were $1.6 million in each of fiscal 2019, fiscal 2018 and fiscal 2017. This lease was renewed during November 2016, effective as of January 1, 2018, and will expire on December 31, 2022. In the opinion of our Audit Committee, the terms and rates of this lease were no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed during November 2016.

We are a partner in a joint venture with one of our suppliers and we own a minority interest in two other suppliers. Purchases from these companies, since we acquired our investment interests were $23.2 million in fiscal 2019 and $20.3 million in fiscal 2018 and $16.5 million in fiscal 2017.

10. Income Taxes

U.S. Tax Reform: Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act (the "TCJA") was enacted in the United States. The TCJA represented sweeping changes in U.S. tax law. Among the numerous changes in tax law, the TCJA permanently reduced the U.S. corporate income tax rate to 21% beginning in 2018; allowed 100% expensing for qualified property placed in service after September 27, 2017; imposed a one-time transition tax on deferred foreign earnings; established a participation exemption system by allowing a 100% dividends received deduction on qualifying dividends paid by foreign subsidiaries; limited deductions for net interest expense; and expanded the U.S. taxation of foreign earned income to include "global intangible low taxed income."

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

The components of the income tax provision (benefit) are as follows:

(in thousands)	2019	2018	2017
Current:
Federal	$19,090	$33,362	$56,641
State	2,091	2,618	8,293
Foreign	(194)	1,611	379
	20,987	37,591	65,313
Deferred:
Federal	2,084	1,398	4,582
State	(280)	186	343
Foreign	(746)	(1,642)	(249)
	1,058	(58)	4,676
Total	$22,045	$37,533	$69,989

The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective tax rate:

	2019	2018	2017
Federal taxes at statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal tax benefit	1.3	1.3	3.4
Research and development tax credit	(0.5)	(0.4)	(0.3)
Federal permanent items	(0.3)	(0.1)	(0.4)
Tax reform	—	—	2.5
Effect of foreign operations	(1.1)	(0.2)	(0.1)
Other	0.4	0.3	(0.5)
Effective tax rate	20.8%	21.9%	39.6%

At December 28, 2019, we had $2.3 million of unrecognized tax benefits, $2.0 million of which would affect our effective tax rate if recognized.

The following table summarizes the change in unrecognized tax benefits for the three years ended December 28, 2019:

(in thousands)	2019	2018	2017
Balance at beginning of year	$2,390	$2,301	$3,567
Reductions due to lapses in statutes of limitations	(200)	(95)	(181)
Reductions due to tax positions settled	—	(368)	(4,543)
Reductions due to reversals of prior year positions	(28)	(4)	—
Additions based on tax positions taken during the prior period	—	—	3,005
Additions based on tax positions taken during the current period	139	556	453
Balance at end of year	$2,301	$2,390	$2,301

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 28, 2019, we had approximately $0.3 million of accrued interest and penalties related to unrecognized tax benefits.

Deferred income taxes result from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The sources of temporary differences are as follows:

(in thousands)	December 28, 2019	December 29, 2018
Assets:
Inventories	$9,545	$9,006
Accounts receivable	10,695	11,052
Operating lease liability	7,273	-
Accrued expenses	1,974	1,792
Foreign tax credits	844	1,050
Total deferred tax assets	30,331	22,900
Valuation allowance	(844)	(1,050)
Net deferred tax assets	29,487	21,850
Liabilities:
Depreciation	10,296	9,094
Goodwill and intangible assets	11,742	11,310
Operating lease right of use asset	6,656	-
Other	416	12
Gross deferred tax liabilities	29,110	20,416
Net deferred tax assets	$377	$1,434

Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the remaining net deferred tax assets.

We file income tax returns in the United States, India, China, Canada and Mexico. All years before 2016 are closed for federal tax purposes. Tax years before 2015 are closed for the states in which we file. Tax years before 2016 are closed for tax purposes in China and Canada. All tax years remain open for Mexico and India.

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

CBP Matter. During 2019, we voluntarily commenced an internal review into our product import classifications after discovering that we previously misclassified certain products that we imported into the United States. We also informed United States Customs & Border Protection (“CBP”) that we were commencing a voluntary disclosure process with CBP where, after completing our internal review, we would voluntarily disclose to CBP any identified product misclassifications and reimburse CBP for any resulting underpayment of duties. Since discovering the misclassifications, we have taken corrective actions with respect to the ongoing classification of our products and payment of duties on products being imported into the United States.

Through our internal review, we identified misclassifications resulting in both underpayments and overpayments of duties to CBP. As of the date of this filing, our internal review is substantially complete. Since we are voluntarily reporting to CBP through a prior disclosure process, we believe our liability to CBP in that prior disclosure process will be limited to the unpaid duties, after deducting the overpayment of duties, and interest on such net unpaid duties for the last five years, which is the applicable statute of limitations. The Company recorded an estimated net charge of $2.8 million in its Statement of Operations for the year ended December 28, 2019, which represents the Company’s estimated underpayments of duties to CBP due to misclassifications after deducting estimated overpayments of duties to CBP due to misclassifications, plus applicable interest. The estimated net charge is reported between Cost of Goods Sold of $2.4 million and Selling, General and Administrative expenses representing estimated interest on the amounts owed to CBP of $0.4 million. The charge is reported in Other Long-Term liabilities since the ultimate resolution of the misclassifications with CBP is uncertain and is not expected to be resolved within the next twelve months.

We expect to complete our internal review and make our initial prior disclosure submission to CBP in the first six months of 2020. However, the process of finalizing our prior disclosure with CBP may be iterative. We intend to work cooperatively with CBP in connection with the prior disclosure process and expect to complete the prior disclosure process with CBP and pay all required amounts within 18 months of our initial prior disclosure submission.

Other Contingencies. We are a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, employment claims, competitive practices, intellectual property infringement, product liability claims and other matters arising out of the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, taking into account relevant insurance coverage, would likely have a material financial impact on the Company and we believe the range of reasonably possible losses from current matters, taking into account relevant insurance coverage, is immaterial. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of any of these matters could have a material adverse impact on the Company’s cash flows, financial position and results of operations in the period in which any such effects are recorded.

12. Revenue Recognition

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

We record estimates for cash discounts, product returns, promotional rebates, core return deposits and other discounts in the period the related product revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as an increase of accrued customer rebates and returns. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold. We have concluded that our estimates of variable consideration are not constrained according to the definition in the new standard.

All of our revenue was recognized under the point of time approach in accordance with the revenue standard during fiscal 2019 and fiscal 2018. Also, we do not have significant financing arrangements with our customers, as our credit terms are all less than one year. Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

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

- A contract asset is recorded when our right to consideration in exchange for good or services that we have transferred to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded as of December 28, 2019 or December 29, 2018.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. We did not have any contract liabilities recorded as of December 28, 2019 or December 29, 2018.

Disaggregated Revenue

The following tables present our disaggregated net sales by Type of Major Good / Product Line, and Geography.

(in thousands)	2019	2018	2017
Powertrain	$395,975	$393,979	$374,372
Chassis	297,350	278,584	238,239
Automotive Body	251,506	256,344	245,869
Hardware	46,498	44,798	44,741
Net Sales	$991,329	$973,705	$903,221

(in thousands)	2019	2018	2017
Net Sales to U.S. Customers	$929,908	$913,181	$847,394
Net Sales to Non-U.S. Customers	61,421	60,524	55,827
Net Sales	$991,329	$973,705	$903,221

13. Capital Stock

Controlling Interest by Officers, Directors and Family Members. As of December 28, 2019, Steven Berman, the Executive Chairman of the Company, and members of his family beneficially own approximately 18% of the outstanding shares of our common stock and can influence matters requiring approval of shareholders, including the election of the Board of Directors and the approval of significant transactions.

Undesignated Stock. We have 50,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by our Board of Directors.

Incentive Stock Plan. Prior to May 16, 2018, we issued stock compensation grants under our 2008 Stock Option and Stock Incentive Plan. On May 16, 2018, our shareholders approved our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan” or the “Plan”), which supersedes our 2008 Stock Option and Stock Incentive Plan. All future stock compensation grants will be issued under the 2018 Plan. Under the terms of the Plan, our Board of Directors may grant up to 1,200,000 shares of common stock in the form of shares of restricted stock, restricted stock units, stock appreciation rights and stock options or combinations thereof to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved. Stock options are exercisable upon the terms set forth in each grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock and restricted stock units vest in accordance with the terms set forth in each applicable award agreement approved by our Board of Directors. At December 28, 2019, 1,034,023 shares were available for grant under the Plan.

Restricted Stock

We grant restricted stock to certain employees and members of our Board of Directors. We retain the restricted stock, and any dividends paid thereon, until the vesting restrictions have been met. For time-based restricted stock awards, compensation cost related to the stock is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. For performance-based restricted stock awards tied to growth and adjusted pre-tax income, compensation costs related to the stock is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions as of the reporting date. In 2019, we introduced performance-based shares that vest based on our total shareholder return ranking relative to the S&P midcap 400 growth index over a three-year performance period. For performance-based restricted stock awards tied to total shareholder return, compensation cost related to the stock is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates and dividends.

The following table summarizes the weighted average valuation assumptions used to calculate the fair value of total shareholder return performance restricted stock granted:

2019
Share price	$82.03
Expected dividend yield	0.0%
Expected stock price volatility	27.7%
Risk-free interest rate	2.5%
Expected life	2.8 years

The share price is the company’s closing share price as of the valuation date. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The weighted-average grant-date fair value of total shareholder return based performance restricted stock granted during fiscal 2019 was $81.44.

Compensation cost related to restricted stock was $2.1 million, $2.6 million and $2.8 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2019, fiscal 2018 or fiscal 2017.

The following table summarizes our restricted stock activity for the three years ended December 28, 2019:

	Shares	Weighted Average Price
Balance at December 31, 2016	145,363	$49.22
Granted	70,611	$78.27
Vested	(56,953)	$56.03
Cancelled	(5,294)	$51.56
Balance at December 30, 2017	153,727	$59.94
Granted	89,798	$73.51
Vested	(45,707)	$62.56
Cancelled	(27,081)	$75.39
Balance at December 29, 2018	170,737	$63.94
Granted	92,396	$81.92
Vested	(41,586)	$55.72
Cancelled	(44,056)	$58.03
Balance at December 28, 2019	177,491	$76.70

As of December 28, 2019, there was approximately $6.3 million of unrecognized compensation cost related to nonvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. The excess tax benefit generated from restricted shares which vested was $0.2 million in fiscal 2019, $0.1 million in fiscal 2018 and $0.4 million in fiscal 2017 and was credited to income tax expense.

Stock Options

We grant stock options to certain employees. We expense the grant-date fair value of stock options. Compensation cost is recognized over the vesting or performance period. Compensation cost charged against income was $0.7 million in fiscal 2019, $0.5 million in fiscal 2018 and $0.3 million in fiscal 2017, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2019, fiscal 2018 or fiscal 2017.

We used the Black-Scholes option valuation model to estimate the fair value of stock options granted in fiscal 2019, fiscal 2018 and fiscal 2017. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. The weighted-average grant-date fair value of options granted during fiscal 2019 was $24.32, fiscal 2018 was $15.88 and fiscal 2017 was $15.81 per option.

The following table summarizes the weighted average valuation assumptions used to calculate the fair value of options granted:

	2019	2018	2017
Expected dividend yield	0%	0%	0%
Expected stock price volatility	28%	27%	27%
Risk-free interest rate	2.3%	2.6%	1.5%
Expected life of options	5.4 years	3.0 years	3.0 years

The following table summarizes our stock option activity for the three years ended December 28, 2019:

	Shares	Option Price per Share	Weighted Average Price	Weighted Average Remaining Terms (years)	Aggregate Intrinsic Value
Balance at December 31, 2016	101,084	$5.67 – $53.32	$29.52
Granted	58,024	$69.02 – $82.59	$78.58
Exercised	(32,751)	$6.90 – $41.59	$7.69
Cancelled	(3,810)	$41.59 – $78.64	$56.72
Balance at December 30, 2017	122,547	$5.67 – $82.59	$57.74
Granted	81,995	$68.93 – $82.94	$73.84
Exercised	(15,113)	$5.67 – $78.64	$39.38
Cancelled	(960)	$72.55	$72.55
Balance at December 29, 2018	188,469	$7.74 – $82.94	$66.14
Granted	44,025	$73.72 – $84.93	$81.84
Exercised	(38,009)	$7.74 – $78.76	$58.96
Cancelled	(12,773)	$41.59 – $82.94	$75.52
Balance at December 28, 2019	181,712	$41.59 – $84.93	$70.78	3.8	$1,308,808
Options exercisable at December 28, 2019	63,432	$41.59 – $82.94	$62.39	2.3	$897,145

As of December 28, 2019, there was approximately $1.6 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

The following table summarizes information concerning currently outstanding and exercisable options at December 28, 2019:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$41.59 - $61.13	38,848	1.3	$45.94	29,136	$45.94
$61.14 - $73.13	52,413	3.9	$71.89	13,762	$71.68
$73.14 - $78.70	24,654	3.4	$77.60	9,650	$78.64
$78.71 - $82.31	35,803	5.2	$80.65	6,871	$78.76
$82.32 - $84.93	29,994	5.6	$83.66	4,013	$82.83
Balance at December 28, 2019	181,712	3.8	$70.78	63,432	$62.39

Cash received from option exercises was $0.1 million in fiscal 2019, $0.2 million in fiscal 2018, and less than $0.1 million in fiscal 2017. There was no excess tax benefit generated from option exercises in fiscal 2019 or fiscal 2018. The excess tax benefit generated from option exercises was $0.6 million in fiscal 2017 and was credited to income tax expense.

Performance-Based Long Term Award Program. The Compensation Committee of our Board of Directors previously approved a performance-based long term award program (the “Program”) that connects compensation for certain of our executives to the three-year compound annual growth in our pre-tax income as defined in the Program. For the three-year periods ending in 2017, the Compensation Committee had the discretion to settle the long-term bonus in either cash or equity. These are liability-classified awards. The Compensation Committee elected to settle the award in equity for the three-year periods ending in fiscal 2017. In fiscal 2016, the Compensation Committee modified the Program to settle the awards earned in the three-year periods ending in fiscal 2018 and beyond in equity alone. These awards are equity-classified. In fiscal 2019, the Compensation Committee elected to connect the compensation of this program to the total shareholder return of the Company’s share price over a three-year period relative to a peer group. The fair value of these awards is determined using a Monte Carlo simulation to determine the most likely outcome of our share price relative to that of the peer group at the end of the three-year period. These awards are equity-classified. Any equity issued related to the Program will be from the 2018 Plan.

Employee Stock Purchase Plan. In May 2017, our shareholders’ approved the Dorman Products, Inc. Employee Stock Purchase Plan (the “ESPP”), which makes available 1,000,000 shares of our common stock for sale to eligible employees. The purpose of this plan, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions and limited cash contributions by our employees. These contributions are used to purchase shares of the Company’s common stock at a 15% discount from the lower of the market price at the beginning or end of the purchase window. Share purchases under the plan are made twice annually, beginning in March 2018. There were 21,200 and 21,173 shares purchased under this plan during fiscal 2019 and 2018, respectively. There were no shares purchased under this plan during fiscal 2017. Compensation cost under the ESPP plan was $0.3 million in fiscal 2019 and $0.4 million in fiscal 2018.

401(k) Retirement Plan. The Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”) is a defined contribution profit sharing and 401(k) plan covering substantially all of our employees as of December 28, 2019. Annual contributions under the 401(k) Plan are determined by the Compensation Committee of our Board of Directors. Total expense related to the 401(k) Plan was $3.1 million in fiscal 2019, $4.3 million in fiscal 2018 and $2.7 million in fiscal 2017. At December 28, 2019, the 401(k) Plan held 218,728 shares of our common stock.

Common Stock Repurchases. We periodically repurchase, at the then current market price, and cancel common stock issued to the 401(k) Plan. 401(k) Plan participants can no longer purchase shares of Dorman common stock as an investment option under the 401(k) Plan. Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. During fiscal 2019 our Board of Directors approved the repurchase and cancellation of 22,380 shares of our common stock for $1.9 million at an average price of $87.26 per share. During fiscal 2018, our Board of Directors approved the repurchase and cancellation of 26,280 shares of our common stock for $2.0 million at an average price of $74.79 per share. During fiscal 2017, our Board of Directors approved the repurchase and cancellation of 19,110 shares of our common stock for $1.4 million at an average price of $73.34 per share.

Share Repurchase Program. On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors has expanded the program up to $400 million and extended the program through December 31, 2020. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 499,564 common shares for $39.4 million at an average price of $78.84 under this program during fiscal 2019. We repurchased 622,223 common shares for $43.4 million at an average price of $69.73 under this program during fiscal 2018. We repurchased 1,006,365 common shares for $74.7 million at an average price of $74.26 under this program during fiscal 2017. At December 28, 2019, $143.9 million was available for repurchase under this program.

14. Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock which is considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of approximately 92,000 shares, 116,000 shares and 106,000 shares were excluded from the calculation of diluted earnings per share as of December 28, 2019, December 29, 2018 and December 30, 2017, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

(in thousands, except per share data)	2019	2018	2017
Numerator:
Net income	$83,762	$133,602	$106,599
Denominator:
Weighted average basic shares outstanding	32,606	33,097	33,964
Effect of compensation awards	82	110	88
Weighted average diluted shares outstanding	32,688	33,207	34,052
Earnings Per Share:
Basic	$2.57	$4.04	$3.14
Diluted	$2.56	$4.02	$3.13

15. Business Segments

We have determined that our business comprises a single reportable operating segment, namely, the sale of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket industry.

During fiscal 2019, fiscal 2018 and fiscal 2017, four of our customers (Advance Auto Parts, Inc., AutoZone, Inc., Genuine Parts Co. – NAPA, and O’Reilly Automotive, Inc.) each accounted for more than 10% of net sales and in the aggregate accounted for 66% of net sales in fiscal 2019, 63% in fiscal 2018 and 61% in fiscal 2017. Net sales to countries outside the United States, primarily to Canada and Mexico, and to a lesser extent into Europe, the Middle East, and Australia in fiscal 2019, fiscal 2018 and fiscal 2017 were $61.4 million, $60.5 million and $55.8 million, respectively.

16. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly Results of Operations for the fiscal years ended December 28, 2019 and December 29, 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share amounts)	2019
Net sales	$243,791	$254,175	$253,796	$239,567
Income from operations	29,742	27,223	26,963	21,900
Net income	23,407	21,499	21,308	17,548
Diluted earnings per share	0.71	0.66	0.65	0.54

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
(in thousands, except per share amounts)	2018
Net sales*	$227,262	$238,147	$247,954	$260,341
Income from operations*	39,994	42,780	43,733	44,637
Net income	30,647	34,339	34,017	34,599
Diluted earnings per share*	0.93	1.03	1.03	1.05

*Quarterly information does not add to year to date information due to rounding

17. Subsequent Events

On January 2, 2020, we acquired the remaining 60% of the outstanding stock of Power Train Industries (“PTI”), a privately-held supplier of parts to the automotive aftermarket, based in Reno, Nevada.

The purchase price was $18.2 million, subject to working capital adjustments, and was accounted for as a business combination. We will consolidate PTI’s results beginning in the first quarter of 2020. Prior to the acquisition date, we accounted for our 40% interest in PTI, which was acquired in 2016, as an equity-method investment.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 28, 2019, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that, as of December 28, 2019, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting. Their report appears below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended December 28, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Dorman Products, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Dorman Products, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2019 and December 29, 2018, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2019, and related notes and the consolidated financial statement schedule II listed under Item 15(a)(2) (collectively, the consolidated financial statements), and our report dated February 26, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

February 26, 2020

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except for the information provided in “Part I – Item 4.1 Executive Officers of the Registrant” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2020 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Proposal I: Election of Directors” and “Committees of the Board of Directors – Audit Committee.”

We have adopted a written code of ethics that is applicable to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, Controller and other executive officers. We have also adopted a written code of ethics, “Code of Ethics for Senior Financial Officers,” which applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and any other person performing similar functions. In accordance with the SEC's rules and regulations a copy of each code of ethics is posted on our website www.dormanproducts.com. Dorman will provide to any person without charge, upon request, a copy of such codes of ethics. Requests for copies of such codes of ethics should be directed to: Attn: Corporate Secretary, Dorman Products, Inc., 3400 East Walnut Street, Colmar, PA 18915. We intend to disclose any changes in or waivers from our codes of ethics on our website at www.dormanproducts.com. The information on the website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K.

Item 11. Executive Compensation.

The required information is incorporated by reference from our definitive proxy statement for our 2020 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Director Compensation,” “Executive Compensation: Compensation Discussion and Analysis,” “Executive Compensation: Compensation Tables,” “Risk Assessment in Compensation Policies and Practices for Employees,” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2020 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 28, 2019:

			(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2008 Stock Option and Stock Incentive Plan	58,178	$61.31	—
2018 Stock Option and Stock Incentive Plan	5,254	$76.27	1,034,023
Dorman Products, Inc. Employee Stock Purchase Plan	—	—	957,627
Equity compensation plans not approved by security holders	—	—	—
Total	63,432	$62.39	1,991,650

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The required information is incorporated by reference from our definitive proxy statement for our 2020 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance – The Board of Directors and Director Independence.”

Item 14. Principal Accounting Fees and Services.

The required information is incorporated by reference from our definitive proxy statement for our 2020 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures.”

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)

Consolidated Financial Statements. Our Consolidated Financial Statements and related documents are provided in Part II - Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017.

Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018.

Consolidated Statements of Shareholders' Equity for the fiscal years ended December 28, 2019, December 29, 2018 and December 30, 2017.

Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2019, December 29, 2018, and December 30, 2017.

Notes to Consolidated Financial Statements.

(a)(2)	Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts.

(a)(3)	Exhibits. Reference is made to Item 15(b) below.

(b) Exhibits. The Exhibit Index, which immediately precedes the signature page, is incorporated by reference into this Report.

(c) Financial Statement Schedule. Reference is made to Item 15(a)(2) above.

Item 16. Form 10-K Summary

None

Number	Title

3.1	Amended and Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 19, 2017.

3.2	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K/A filed on December 8, 2020.

4.1	Specimen Common Stock Certificate of the Company. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

4.2	Amended and Restated Shareholders' Agreement dated as of July 1, 2006. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1

Lease Agreement, dated December 29, 2012, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 16, 2012.

10.1.1

Lease Renewal Notice, dated November 14, 2016, between the Company and BREP I, for premises located at 3400 East Walnut Street, Colmar, Pennsylvania. Incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K filed on November 14, 2016.

10.2

Credit Agreement dated as of December 7, 2017, by and between the Company and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 8, 2017.

10.3†	Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.3.1†

Form of Incentive Stock Option Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.3.2†

Form of Non-Qualified Stock Option Agreement for Officers and Other Key Employees pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.3.3†

Form of Non-Qualified Stock Option Agreement for Outside Directors and Important Consultants and/or Advisors pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.3.4†

Form of Restricted Stock Agreement pursuant to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

10.3.5†

Amendment No. 1 to the Dorman Products, Inc. 2008 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013.

10.3.6†

Amendment No. 2 to the Dorman Products, Inc. 2008 Stock Option Plan and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 20, 2014.

10.4†	Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit A of the Company’s Definitive Proxy Statement filed on Schedule 14A on March 22, 2018.

10.4.1†

Form of Non-Qualified Stock Option Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

Number	Title

10.4.2†

Form of Incentive Stock Option Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.4.3†

Form of Restricted Stock Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.4.4†

Form of Performance Restricted Stock Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.4.5†

Form of Restricted Stock Unit Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.4.6†

Form of Performance Restricted Stock Unit Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.4.7†

Form of 2019 Chief Executive Officer Restricted Stock Award Agreement under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019.

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

10.6.1†

Amendment No. 1 to the Dorman Products, Inc. Executive Cash Bonus Plan, approved by the Company’s shareholders at the 2014 Annual Shareholders Meeting held on May 16, 2014. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2014.

10.7	Dorman Products, Inc. 2018 Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2018.

10.8†

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

10.11†

Transition Agreement, dated as of October 25, 2018, between the Company and Mathias J. Barton.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 30, 2018.

10.12†	Offer Letter, dated May 2, 2016, between the Company and Kevin Olsen. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2016.

10.13†	Employment Agreement, dated January 10, 2019, between the Company and Kevin Olsen. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2019.

10.14†

Separation Agreement and General Release by and between Michael Ginnetti and Dorman Products, Inc. dated as of September 18, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2019)

Number	Title
10.15†	Offer Letter, dated January 24, 2019, between the Company and David Hession. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2019.

10.16†

Separation Agreement, dated February 25, 2011, between the Company and Jeffrey Darby. Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

10.17†	Offer Letter, dated April 8, 2019, between the Company and Joseph P. Braun.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101

The financial statements from the Dorman Products, Inc. Annual Report on Form 10-K for the year ended December 28, 2019, formatted Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 28, 2019, December 29, 2018 and December 30, 2017; (ii) the Consolidated Balance Sheets as of December 28, 2019 and December 29, 2018; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 28, 2019, December 29, 2018 and December 30, 2017; (iv) the Consolidated Statements of Cash Flows for the years ended December 28, 2019, December 29, 2018 and December 30, 2017; and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 28, 2019, formatted in Inline XBRL (included as Exhibit 101).

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

By: /s/ Kevin M. Olsen
Date: February 26, 2020	Kevin M. Olsen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Olsen	President and Chief Executive Officer and Director	February 26, 2020
Kevin M. Olsen	(principal executive officer)

/s/ David Hession	Senior Vice President, Chief Financial Officer and Treasurer	February 26, 2020
David Hession	(principal financial and accounting officer)

/s/ Steven L. Berman		February 26, 2020
Steven L. Berman	Executive Chairman

/s/ John J. Gavin	Director
John J. Gavin		February 26, 2020

/s/ Paul R. Lederer	Director
Paul R. Lederer		February 26, 2020

/s/ Richard T. Riley	Director
Richard T. Riley		February 26, 2020

/s/ Kelly A. Romano	Director
Kelly Romano		February 26, 2020

/s/ G. Michael Stakias	Director
G. Michael Stakias		February 26, 2020

SCHEDULE II: Valuation and Qualifying Accounts

	For the Year Ended
(in thousands)	December 28, 2019	December 29, 2018	December 30, 2017
Allowance for doubtful accounts:
Balance, beginning of period	$982	$1,656	$1,345
Provision	39	(570)	299
Charge-offs	(64)	(151)	12
Acquisitions and other	-	47	-
Balance, end of period	$957	$982	$1,656
Allowance for customer credits:
Balance, beginning of period	$90,596	$95,537	$98,650
Provision	274,243	203,677	187,422
Charge-offs	(258,889)	(208,665)	(193,753)
Acquisitions and other	-	47	3,218
Balance, end of period	$105,950	$90,596	$95,537