Form 10-K/A
period 2019-12-28
Dorman Products, Inc.
filed 2020-03-05
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, in connection with its Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 28, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K, as amended.

Explanatory Note

This Amendment No.1 (the “Amendment No. 1”) to the Annual Report on Form 10-K of Dorman Products, Inc. (the “Company”) for the year ended December 28, 2019 as filed with the U.S. Securities and Exchange Commission on February 26, 2020 (the “Original Form 10-K”), is being filed for the sole purpose of correcting the Consent of Independent Registered Public Accounting Firm (the “Consent”). The original Consent incorrectly included a reference to Flight Systems Automotive Group and was filed as a result of an administrative error. A corrected Consent is filed as Exhibit 23.1 attached hereto.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment No. 1 pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment No. 1 and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment No. 1.

Part IV

Item 15. Exhibits, Financial Statements

Number	Title

23.1 *	Consent of Independent Registered Public Accounting Firm.

31.1 *	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

104 *	The cover page from the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 28, 2019, formatted in Inline XBRL (embedded with the Inline XBRL Document).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

By: /s/ David M. Hession
Date: March 5, 2020	David M. Hession Senior Vice President and Chief Financial Officer

3