Form 10-Q
period 2020-03-28
Dorman Products, Inc.
filed 2020-04-27
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

As of April 23, 2020, the registrant had 32,443,271 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 28, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirteen Weeks Ended
(in thousands, except per share data)	March 28, 2020	March 30, 2019
Net sales	$257,730	$243,791
Cost of goods sold	172,933	156,299
Gross profit	84,797	87,492
Selling, general and administrative expenses	59,735	57,750
Income from operations	25,062	29,742
Other income, net	2,631	29
Income before income taxes	27,693	29,771
Provision for income taxes	4,918	6,364
Net income	$22,775	$23,407
Earnings Per Share:
Basic	$0.70	$0.71
Diluted	$0.70	$0.71
Weighted Average Shares Outstanding:
Basic	32,354	32,801
Diluted	32,426	32,889

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	March 28, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$161,778	$68,353
Accounts receivable, less allowance for doubtful accounts of $1,063 and $957	423,301	391,810
Inventories	258,371	280,813
Prepaids and other current assets	10,810	13,614
Total current assets	854,260	754,590
Property, plant and equipment, net	99,082	101,837
Operating lease right-of-use assets	32,230	32,198
Goodwill	91,275	74,458
Intangible assets, net	27,748	21,305
Deferred tax asset, net	3,886	4,336
Other assets	44,303	52,348
Total	$1,152,784	$1,041,072
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$73,283	$90,437
Accrued compensation	9,339	9,782
Accrued customer rebates and returns	110,374	105,903
Revolving credit line	99,000	-
Other accrued liabilities	22,541	14,380
Total current liabilities	314,537	220,502
Long-term operating lease liabilities	29,714	29,730
Other long-term liabilities	13,298	13,297
Deferred tax liabilities, net	3,860	3,959
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 32,434,665 and 32,558,168 in 2020 and 2019, respectively	325	326
Additional paid-in capital	53,454	52,605
Retained earnings	737,596	720,653
Total shareholders’ equity	791,375	773,584
Total	$1,152,784	$1,041,072

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Thirteen Weeks Ended March 28, 2020
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 28, 2019	32,556,263	$326	$52,605	$720,653	$773,584
Exercise of stock options	10	—	—	—	—
Compensation expense under Incentive Stock Plan	—	—	1,214	—	1,214
Purchase and cancellation of common stock	(96,709)	(1)	(175)	(5,604)	(5,780)
Issuance of non-vested stock, net of cancellations	(21,974)	—	—	—	—
Other stock related activity, net of tax	(2,925)	—	(190)	(228)	(418)
Net income	—	—	—	22,775	22,775
Balance at March 28, 2020	32,434,665	$325	$53,454	$737,596	$791,375

	Thirteen Weeks Ended March 30, 2019
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 29, 2018	33,004,861	$330	$47,861	$679,432	$727,623
Exercise of stock options	11,714	—	31	—	31
Compensation expense under Incentive Stock Plan	—	—	915	—	915
Purchase and cancellation of common stock	(115,090)	(1)	(207)	(9,427)	(9,635)
Issuance of non-vested stock, net of cancellations	48,193	—	—	—	—
Other stock related activity, net of tax	(7,665)	—	1,290	(1,924)	(634)
Net income	—	—	—	23,407	23,407
Balance at March 30, 2019	32,942,013	$329	$49,890	$691,488	$741,707

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Thirteen Weeks Ended
(in thousands)	March 28, 2020	March 30, 2019
Cash Flows from Operating Activities:
Net income	$22,775	$23,407
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	7,496	7,265
Gain on equity method investment	(2,498)	-
Provision for doubtful accounts	14	-
Benefit for deferred income taxes	(912)	-
Provision for stock-based compensation	1,214	915
Changes in assets and liabilities:
Accounts receivable	(29,491)	13,333
Inventories	28,016	(18,184)
Prepaids and other current assets	2,262	(3,685)
Other assets	(2,219)	1,925
Accounts payable	(19,346)	(11,091)
Accrued customer rebates and returns	4,471	(497)
Accrued compensation and other liabilities	6,808	3,043
Cash provided by operating activities	18,590	16,431
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	(14,462)	-
Property, plant and equipment additions	(3,505)	(8,838)
Cash used in investing activities	(17,967)	(8,838)
Cash Flows from Financing Activities:
Net proceeds of revolving credit line	99,000	-
Other stock related activity	(418)	(622)
Purchase and cancellation of common stock	(5,780)	(9,635)
Cash provided by (used in) financing activities	92,802	(10,257)
Net Increase (Decrease) in Cash and Cash Equivalents	93,425	(2,664)
Cash and Cash Equivalents, Beginning of Period	68,353	43,458
Cash and Cash Equivalents, End of Period	$161,778	$40,794
Supplemental Cash Flow Information
Cash paid for interest expense	$20	$61
Cash paid for income taxes	$62	$74

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN WEEKS ENDED MARCH 28, 2020 AND MARCH 30, 2019

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 28, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending 2020 or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

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

	Thirteen Weeks Ended March 30, 2019
(in thousands)	As Previously Reported	Adjustment	As Revised
Revised Consolidated Statement of Cash Flows from Operating Activities Amounts:
Accounts receivable	$12,611	$722	$13,333
Accrued customer rebates and returns	$—	$(497)	$(497)
Accrued compensation and other liabilities	$3,268	$(225)	$3,043
Net cash provided by operating activities	$16,431	$—	$16,431

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

Power Train Industries, Inc.

On January 2, 2020, we acquired the remaining 60% of the outstanding stock of Power Train Industries, Inc. (“PTI”), a privately-held supplier of parts to the automotive aftermarket, based in Reno, Nevada. The total consideration paid for PTI was approximately $30.8 million, which included $18.0 million paid for the remaining 60% of the outstanding stock, $0.5 million deferred payment, subject to customary purchase price adjustments, and $12.3 million which represents the fair value of the previously held 40% equity interest in PTI that was acquired by the Company in 2016. As a result of the acquisition, we recorded a gain of approximately $2.5 million in Other Income in the thirteen weeks ended

March 28, 2020, as a result of the increase in fair value of the previously owned 40% interest in PTI. We previously accounted for our 40% interest as an equity-method investment.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired, and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

In connection with this acquisition, we recorded $16.8 million in goodwill, $7.3 million of identified intangibles, and $6.7 million of other assets, net, primarily $3.5 million of cash, $2.0 million of accounts receivable, $5.6 million of inventory, and ($4.4 million) of net other assets and liabilities.

The valuation of the intangible assets acquired and related amortization periods are as follows:

(in thousands)	Valuation	Amortization Period (in years)
Customer relationships	$4,600	15
Tradenames	700	5
Technology	1,800	8
Other	190	5
Total	$7,290

The fair values of the Customer relationships and Tradenames were estimated using a discounted present value income approach.

The goodwill recognized is attributable primarily to strategic and synergistic opportunities related to existing automotive aftermarket businesses, the assembled workforce of PTI and other factors. The goodwill is not expected to be deductible for tax purposes.

The financial results of the acquisition have been included in the Consolidated Financial Statements since the date of acquisition.
3.	Sales of Accounts Receivable

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and the related accounts receivable were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $151.3 million and $172.8 million of accounts receivable during the thirteen weeks ended March 28, 2020, and March 30, 2019 respectively. All of our credit terms with our customers are less than one year. If receivables had not been sold over the previous twelve months, $375.7 million and $437.9 million of additional accounts receivable would have been outstanding at March 28, 2020 and December 28, 2019, respectively, based on standard payment terms. Selling, general and administrative expenses for the thirteen weeks ended March 28, 2020 and March 30, 2019 included $2.8 million and $4.6 million, respectively, in financing costs associated with these accounts receivable sales programs. See Note 17 for information regarding our increasing the level of receivables collected under factoring programs in light of the COVID-19 pandemic.
4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	March 28, 2020	December 28, 2019
Bulk product	$101,118	$114,308
Finished product	152,632	161,866
Packaging materials	4,621	4,639
Total	$258,371	$280,813

5.	Leases

We adopted ASU No. 2016-02, Leases, on December 30, 2018, the beginning of our fiscal 2019, using the modified retrospective approach. We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and to obtain substantially all of the economic benefit from the use of the underlying asset. Some of our leases include both lease and non-lease components which are accounted for as a single lease component as we have elected the practical expedient. Some of our operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year and, as such, are accounted for as short-term leases as we have elected the practical expedient.

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of March 28, 2020.

We have operating leases for distribution centers, sales offices and certain warehouse and office equipment. Our leases have remaining lease terms of 1 to 11 years, many of which include one or more renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised.

As of March 28, 2020, there were no material variable lease costs or sublease income. Cash paid for operating leases was $1.9 million and $1.2 million in the thirteen weeks ended March 28, 2020 and March 30, 2019, respectively, which is classified in operating activities. The following table summarizes the lease expense for the thirteen weeks ended March 28, 2020 and March 30, 2019

(in thousands)	March 28, 2020	March 30, 2019
Operating lease expense	$1,901	$1,928
Short-term lease expense	1,114	1,070
Total lease expense	$3,015	$2,998

Supplemental balance sheet information related to our operating leases is as follows:

(in thousands)	March 28, 2020
Operating lease right-of-use assets	$32,230

Other accrued liabilities	$5,412
Long-term operating lease liabilities	29,714
Total operating lease liabilities	$35,126

Weighted average remaining lease term (years)	9.16
Weighted average discount rate	5.18%

The following table summarizes the maturities of our lease liabilities for all operating leases as of March 28, 2020:

(in thousands)	March 28, 2020
2020 (Remainder of 2020)	$4,357
2021	5,476
2022	5,004
2023	3,388
2024	3,451
2025 and thereafter	21,514
Total lease payments	43,190
Less: Imputed interest	(8,064)
Present value of lease liabilities	$35,126

6.	Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)	March 28, 2020	December 28, 2019
Balance at beginning of period	$74,458	$72,606
Goodwill acquired	16,817	-
Measurement period adjustments	-	1,852
Balance at end of period	$91,275	$74,458

Intangible Assets

Intangible assets included the following:

		March 28, 2020			December 28, 2019
(in thousands)	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Tradenames	11.2	$6,760	$1,128	$5,632	$6,060	$975	$5,085
Customer relationships	9.3	25,050	5,310	19,740	20,450	4,698	$15,752
Technology	8.3	2,167	135	2,032	367	74	$293
Other	4.1	430	86	344	240	65	$175
Total		$34,407	$6,659	$27,748	$27,117	$5,812	$21,305

Amortization expense was $0.8 million and $0.7 million for the thirteen weeks ended March 28, 2020 and March 30, 2019, respectively.

7.	Debt

In December 2017, we entered into a credit agreement which will expire in December 2022. This agreement provides for an initial revolving credit facility of $100.0 million and, subject to certain requirements, gives us the ability to request increases of up to an incremental $100.0 million. The credit agreement replaced our previous $30.0 million facility. Borrowings under the credit agreement are on an unsecured basis. At the Company’s election, the interest rate applicable to borrowings under the credit agreement will be either (1) the Prime Rate as announced by Wells Fargo from time to time, (2) an Adjusted LIBOR Market Index Rate as measured by the LIBOR Market Index Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA, or (3) an Adjusted LIBOR Rate as measured by the LIBOR Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA. The interest rate at March 28, 2020 was LIBOR plus 65 basis points (1.64%). During the occurrence and continuance of an event of default, all outstanding revolving credit loans will bear interest at a rate per annum equal to 2.00% in excess of the greater of (1) the Prime Rate or (2) the Adjusted LIBOR Market Index Rate then applicable. As of March 28, 2020, we were not in default in respect to the credit agreement. The credit agreement also contains covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement. The credit agreement also requires us to pay a fee of 0.10% on the average daily unused portion of the facility, provided the fee will not be charged on the first $30 million of the revolving credit facility.

On March 23, 2020, Dorman took proactive steps to increase its cash position and preserve financial flexibility in light of uncertainties from the COVID-19 pandemic by drawing down $99.0 million from the revolving credit facility. See Note 17 for additional information regarding our response to COVID-19.

As of March 28, 2020, we had $99.0 million in borrowings under the credit agreement, which amount does not include two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these borrowings and letters of credit, we had approximately $0.2 million available under the credit agreement at March 28, 2020.

In addition to the foregoing, and, subject to certain requirements, the credit agreement gives the Company the ability to request increases in revolving credit commitments of up to an additional $100.0 million.

As of March 28, 2020, we were not in default in respect to the credit agreement.
8.	Commitments and Contingencies

CBP Matter

During 2019, we informed United States Customs & Border Protection (“CBP”) that we were commencing a voluntary disclosure process with CBP where we would voluntarily disclose to CBP certain product misclassifications and reimburse CBP for any resulting underpayment of duties that were identified as part of a voluntary internal review conducted by the Company. As of the date of this filing, our internal review is substantially complete. The Company recorded an estimated liability of $2.8 million in its Statement of Operations for the year ended December 28, 2019, which represents the Company’s estimated underpayment of duties, after deducting its estimated overpayment of duties, to CBP due to misclassifications over the prior five-year period, which is the applicable statute of limitations, plus applicable interest. The estimated liability of $2.8 million is reported in Other Long-Term Liabilities on the Consolidated Balance Sheet at March 28, 2020. The liability is reported in Other Long-Term liabilities since the ultimate resolution of the misclassifications with CBP is uncertain and is not expected to be resolved within the next twelve months.

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
9.	Revenue Recognition

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

All of our revenue was recognized under the point of time approach in accordance with the revenue standard during the thirteen weeks ended March 28, 2020 and March 30, 2019, respectively. Also, we do not have significant financing arrangements with our customers, as our credit terms are all less than one year. Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

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

- A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded as of March 28, 2020 or December 28, 2019.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. We did not have any contract liabilities recorded as of March 28, 2020 or December 28, 2019.

Disaggregated Revenue

The following tables present our disaggregated net sales by Type of Major Good / Product Line, and Geography.

	Thirteen Weeks Ended
(in thousands)	March 28, 2020	March 30, 2019
Powertrain	$108,142	$95,163
Chassis	73,375	77,406
Automotive body	64,632	60,746
Hardware	11,581	10,476
Net sales	$257,730	$243,791

	Thirteen Weeks Ended
(in thousands)	March 28, 2020	March 30, 2019
Net sales to U.S. customers	$241,392	$227,151
Net sales to non-U.S. customers	$16,338	16,640
Net sales	$257,730	$243,791

10.Stock-Based Compensation

On May 16, 2018, our shareholders approved our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan”), which supersedes our 2008 Stock Option and Stock Incentive Plan (the “2008 Plan”). Under the terms of the 2018 Plan, our Board of Directors may grant up to 1,200,000 shares of common stock in the form of shares of restricted stock, restricted stock units, stock appreciation rights, stock options, or combinations thereof, to officers, directors, employees, consultants and advisors. Grants under the 2018 Plan must be made within ten years of the date the Plan was approved. Stock options are exercisable upon the terms set forth in each grant agreement, but in no event more than ten years from the date of grant. Restricted stock and restricted stock units vest in accordance with the terms set forth in each applicable award agreement. At March 28, 2020, 885,847 shares were available for grant under the 2018 Plan.

Restricted Stock and Restricted Stock Units (“RSUs”)

Vesting of restricted stock and RSU awards is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of performance goals. With respect to restricted stock and RSU awards, we retain the shares underlying the award, and any dividends paid thereon, until the vesting conditions have been met. For time-based restricted stock and RSU awards, compensation cost related to the stock is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. For performance-based restricted stock and RSU awards tied to growth in adjusted pre-tax income, compensation cost related to the award is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions at each reporting date. Since 2019, we have granted performance-based restricted stock and RSU awards that vest based on our total shareholder return ranking relative to the S&P Mid-Cap 400 Growth Index over a three-year performance period. For performance-based restricted stock and RSU awards tied to total shareholder return, compensation cost related to the award is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model. Compensation cost related to restricted stock and RSU awards was $1.0 million and $0.7 million for the thirteen weeks ended March 28, 2020 and March 30, 2019 respectively, and is classified as selling, general and administrative expense in the Consolidated Statements of Operations.

The following table summarizes our restricted stock and RSU award activity for the thirteen weeks ended March 28, 2020:
	Shares	Weighted Average Price
Balance at December 28, 2019	177,491	$76.70
Granted	72,369	$61.68
Vested	(14,399)	$65.13
Cancelled	(22,488)	$78.67
Balance at March 28, 2020	212,973	$72.17

As of March 28, 2020, there was $10.3 million of unrecognized compensation cost related to unvested restricted stock and RSU awards that is expected to be recognized over a weighted-average period of approximately 2.8 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. The excess tax benefit generated from restricted stock and RSU awards that vested was $0.1 million and $0.2 million in the thirteen weeks ended March 28, 2020 and March 30, 2019, respectively, and was credited to income tax expense.

Stock Options

We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income was $0.2 million for each of the thirteen weeks ended March 28, 2020 and March 30, 2019. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during the thirteen weeks ended March 28, 2020.

We use the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. During the thirteen weeks ended March 28, 2020 and March 30, 2019, we granted 98,974 and 28,538 stock options, respectively.

The following table summarizes our stock option activity for the thirteen weeks ended March 28, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 28, 2019	181,712	$70.78
Granted	98,974	$61.86
Exercised	(419)	$72.55
Balance at March 28, 2020	280,267	$67.63	5.1	$265,750
Options exercisable at March 28, 2020	96,386	$65.15	2.4	$265,750

There were options to purchase 419 shares of common stock exercised during the thirteen weeks ended March 28, 2020. There were options to purchase 33,228 shares of common stock exercised during the thirteen weeks ended March 30, 2019. As of March 28, 2020, there was $4.0 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 3.3 years.

Cash generated from stock option exercises was-less than $0.1 million in each of the thirteen weeks ended March 28, 2020 and March 30, 2019.

There was no excess tax benefit generated from stock options exercised in the thirteen weeks ended March 28, 2020 or March 30, 2019.

Employee Stock Purchase Plan

In May 2017, our shareholders approved the Dorman Products, Inc. Employee Stock Purchase Plan (the “ESPP”), which made available up to 1,000,000 shares of our common stock for sale to eligible employees. The purpose of the ESPP, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions and limited cash contributions by our employees. These contributions are used to purchase shares of the Company’s common stock at a 15% discount from the lower of the market price at the beginning or end of the purchase window. There were no shares purchased under the ESPP plan in the thirteen weeks ended March 28, 2020 or March 30, 2019 as a result of the timing of the end of the purchase windows. During both the thirteen weeks ended March 28, 2020 and March 30, 2019, compensation cost under the ESPP was $0.1 million.
11.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock and shares of our common stock underlying RSUs and stock options that are considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of 91,273 shares and 114,000 shares were excluded from the calculation of diluted earnings per share as of March 28, 2020 and March 30, 2019, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended
(in thousands, except per share data)	March 28, 2020	March 30, 2019
Numerator
Net income	$22,775	$23,407
Denominator:
Weighted average basic shares outstanding	32,354	32,801
Effect of stock-based compensation awards	72	88
Weighted average diluted shares outstanding	32,426	32,889
Earnings Per Share:
Basic	$0.70	$0.71
Diluted	$0.70	$0.71

12.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel shares of Dorman common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). 401(k) Plan participants can no longer purchase shares of Dorman common stock as an investment option under the 401(k) Plan. Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the thirteen weeks ended March 28, 2020, we repurchased and cancelled 4,730 shares of common stock held in the 401(k) Plan for $0.3 million at an average price of $66.66 per share. During the fifty-two weeks ended December 28, 2019, we repurchased and cancelled 22,380 shares of common stock held in the 401(k) Plan for $1.9 million at an average price of $87.26 per share.

Our Board of Directors authorized a share repurchase program of up to $400 million through December 31, 2020. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the thirteen weeks ended March 28, 2020, we repurchased and cancelled 91,979 shares of common stock for $5.5 million at an average price of $59.41 per share under this program. For the fifty-two weeks ended December 28, 2019, we repurchased and cancelled 499,564 shares of common stock for $39.4 million at an average price of $78.84 per share under this program.
13.	Related-Party Transactions

We have a non-cancelable operating lease for our primary operating facility with a partnership in which Steven L. Berman, our Executive Chairman, and other members of the Berman family, are partners. Based upon the terms of the lease, payments will be $1.6 million in fiscal 2020 and were $1.6 million in fiscal 2019. This lease will expire on December 31, 2022. The right-of-use asset and total lease liabilities related to this lease were both $4.4 million as of March 28, 2020. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed during November 2016.

We also have non-cancelable operating leases with a limited liability company in which certain of the former owners of PTI are members. The leases were entered into prior to the January 2, 2020 acquisition of PTI by the Company, and they are used in the PTI business. Based upon the terms of the leases, aggregate payments thereunder will be $0.3 million in fiscal 2020

Additionally, we had a non-cancelable operating lease for our Canadian operating facility from a corporation of which an employee, who is also the former owner of an acquired entity, and his family members are owners. Based upon the terms of the lease, payments were $0.2 million in fiscal 2019. This lease expired on April 30, 2019.

We are a partner in a joint venture with one of our suppliers and own minority interests in two other suppliers. Each of these investments is accounted for according to the equity method.

14.	Income Taxes

At March 28, 2020, we had $2.3 million of net unrecognized tax benefits, $2.0 million of which would lower our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 28, 2020 we had approximately $0.4 million of accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the United States, Canada, China, India, and Mexico. All years before 2016 are closed for United States federal tax purposes. Tax years before 2015 are closed for the states in which we file. Tax years before 2016 are closed for tax purposes in Canada. Tax years before 2015 are closed for tax purposes in China. All tax years remain open for Mexico and India.

15.Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments.
16.	New and Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the need to perform a hypothetical purchase price allocation to measure goodwill impairment. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this ASU effective December 29, 2019, the beginning of our 2020 fiscal year. Adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which was subsequently amended in November 2018 through ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments Credit Losses. ASU 2016-13 requires entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financial receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for loss receivables that are current with respect to their payment terms. ASU 2016-13 is effective for companies beginning with fiscal years beginning after December 15, 2019. We adopted this ASU effective December 29, 2019, the beginning of our 2020 fiscal year. Adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

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

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323 and Topic 815, which clarifies the interactions between ASC 321, ASC 323 and ASC 815. The new guidance addresses accounting for the transition into and out of the equity method and also provides guidance on whether equity method accounting would be applied to certain purchased options and forward contracts upon settlement. ASU 2020-01 is effective for annual and interim periods in fiscal years beginning after December 15, 2020. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows, and financial condition. However, at this time we do not believe this new guidance will have a material impact on our consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848):Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates such as LIBOR. The expedients and exceptions provided by ASU 2020-04 will not be available until after December 31, 2022, other than for certain hedging relationships entered into before December 31, 2022. ASU 2020-04 may be applied as of the beginning of the interim period that includes March 12, 2020 through December 31, 2022. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows, and financial condition. However, at this time we do not believe this new guidance will have a material impact on our consolidated financial statements and related disclosures.

17.Subsequent Events

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies and created uncertainty regarding potential impacts to the Company’s employees, supply chain, operations, and customer demand. The COVID-19 pandemic has impacted and could further impact the Company’s operations and the operations of the Company’s customers, suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local, state and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time.

In light of the COVID-19 pandemic, the Company has taken proactive steps to manage its costs and bolster its liquidity, including increasing the level of receivables collected under various factoring programs. Since the end of the first quarter of 2020 through April 24, 2020, the Company factored $192.0 million of receivables under these programs, with $3.7 million in financing costs associated with these accounts receivable sales.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As used herein, unless the context otherwise requires, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries.

Cautionary Statement Regarding Forward Looking Statements

This document contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements related to the COVID-19 pandemic, net sales, diluted earnings per share, gross profit, gross margin, selling, general and administrative expenses, income tax expense, income before income taxes, net income, cash and cash equivalents, indebtedness, liquidity, the Company’s share repurchase program, the Company’s outlook and distribution facility costs and productivity initiatives. Words such as “believe,” “demonstrate,” “expect,” “estimate,” “forecast,” “anticipate,” “should,” “will” and “likely” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statements are not forward-looking. In addition, statements that are not historical should also be considered forward-looking statements.

Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors (many of which are outside of our control) which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to: (i) competition in the automotive aftermarket industry; (ii) unfavorable economic conditions; (iii) the loss or decrease in sales among one of our top customers; (iv) customer consolidation in the automotive aftermarket industry; (v) foreign currency fluctuations and our dependence on foreign suppliers; (vi) extending credit to customers; (vii) the loss of a key supplier; (viii) limited customer shelf space; (ix) reliance on new product development; (x) changes in automotive technology and improvements in the quality of new vehicle parts; (xi) inability to protect our intellectual property and claims of intellectual property infringement; (xii) quality problems with products after their production and sale to customers; (xiii) loss of third party transportation providers on whom we depend; (xiv) unfavorable results of legal proceedings; (xv) our executive chairman and his family owning a significant portion of the Company; (xvi) operations may be subject to quarterly fluctuations and disruptions from events beyond our control; (xvii) cyber-attacks; (xviii) imposition of taxes, duties or tariffs; (xix) the level of our indebtedness, (xx) exposure to risks related to accounts receivable; (xxi) the phaseout of LIBOR or the impact of the imposition of a new reference rate, (xxii) volatility in the market price of our common stock and potential securities class action litigation; (xxiii) losing the services of our executive officers or other highly qualified and experienced contributors; (xxiv) the inability to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully; and (xxv) the effects of widespread public health epidemics, including COVID-19. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

See the “Statement Regarding Forward Looking Statements,” Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for additional information regarding forward-looking statements and the factors that could cause actual results to differ materially from those anticipated in the forward-looking statements. The Company is under no obligation to (and expressly disclaims any such obligation to) update any of the information in this document, including but not limited to any situation where any forward-looking statement later turns out to be inaccurate whether as a result of new information, future events or otherwise.

Introduction

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited consolidated financial statements and footnotes thereto of Dorman Products, Inc. and its subsidiaries included in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

This Quarterly Report on Form 10-Q contains the registered and unregistered trademarks or service marks of Dorman and are the property of Dorman Products, Inc. and/or its affiliates. This Quarterly Report on Form 10-Q also may contain additional trade names, trademarks or service marks belonging to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by these parties.

Overview

We are one of the leading suppliers of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket industry. As of December 28, 2019, we marketed approximately 78,000 distinct stock keeping units (“SKU’s”) as compared to approximately 77,000 as of December 29, 2018, many of which we designed and engineered. This number excludes private label SKU’s and other variations in how we market, package and distribute our products, includes distinct SKU’s of acquired companies, and reflects distinct SKU’s that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We are one of the leading aftermarket suppliers of original equipment (“OE”) “dealer exclusive” parts. OE “dealer exclusive” parts are those parts which were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts: intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, complex electronics modules and exhaust gas recirculation (EGR) coolers.

We generate virtually all our net sales from customers in the North American automotive aftermarket industry, primarily in the United States. Our products are sold primarily through automotive aftermarket retailers, including through their online platforms; national, regional and local warehouse distributors and specialty markets, and salvage yards. We also distribute automotive aftermarket parts outside the United States, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East and Australia.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers, as well as business acquisitions, may also cause significant fluctuations from quarter to quarter.

Early in 2019, we began the process of transferring operations of our existing distribution facility in Portland, Tennessee to a new, larger facility nearby. Our new 800,000 square foot distribution center in Portland, Tennessee became fully operational in October 2019 and is in the process of being expanded to approximately 1 million square feet. During the thirteen weeks ended March 28, 2020, we incurred $1.3 million of costs related to start up inefficiencies and duplication of facility overhead and operating costs primarily related to our Portland facility consolidation activities, of which $0.5 million was included in selling, general and administrative expenses and $0.8 million was included in gross profit. These costs have decreased as compared to the thirteen weeks ended December 28, 2019 due to planned productivity initiatives that reduced costs by $3.9 million, $0.6 million of which related to gross profit and $3.3 million related to selling, general and administrative expenses. We expect our distribution costs to be back to more typical levels as we move through 2020, subject to the impact of COVID-19.

We operate on a fifty-two or fifty-three week period ending on the last Saturday of the calendar year. Our 2020 fiscal year will be a fifty-two week period that will end on December 26, 2020. Our fiscal 2019 was a fifty-two week period that ended on December 28, 2019.

Impacts of COVID-19

The COVID-19 pandemic has resulted and will continue to result in significant economic disruption, and it has and will adversely affect our business. Although certain states have issued executive orders requiring all workers to remain at home, unless their work is critical, essential or life-sustaining, throughout the U.S., automotive repair and the related supply and distribution of parts have generally been classified as critical, essential or life-sustaining businesses exempted from these government shutdowns. Therefore, the vast majority of our retail and wholesale customers currently are open for business. In turn, all of our U.S. facilities are also open and operating at this time, with modified staffing in certain locations where appropriate. We have taken actions to promote the welfare of our employees by enhancing safety protocols, including requiring administrative employees to work from home where applicable and implementing social distancing and robust sanitization practices at its facilities. We also have adopted a COVID-19 sick leave policy providing continued salary and benefits to eligible employees. Operationally, our global network of parts suppliers is meeting our current demand levels, including our suppliers in China that experienced a slowdown in the first part of the first quarter of fiscal 2020 due to the pandemic.

In late March, we began experiencing softening customer demand as a result of government-imposed restrictions designed to slow the spread of COVID-19 and expect those trends to continue through the second quarter and potentially longer. We expect demand to continue to be soft while government-imposed restrictions to curb the spread of COVID-19 remain in place. However, it is difficult to determine the full impact that the pandemic will have on the overall demand environment and our operations.

We have taken and expect to continue to take proactive steps to manage our costs and bolster our balance sheet and cash position in light of the pandemic, including but not limited to, the following:

•	As more fully described under “Liquidity and Capital Resources,” at the end of March 2020, we drew down $99.0 million from our $100.0 million revolving credit facility.
•

We increased the level of receivables collected under our various accounts receivable purchase agreements. Since the end of the first quarter of 2020 through April 24, 2020, we factored $192.0 million of receivables under these programs, with $3.7 million in financing costs associated with these accounts receivable sales.

•

We are managing inventory levels to meet reduced levels of customer demand and forecasts. Toward the end of the first quarter of fiscal 2020, we began to reduce our inventory purchases in light of reduced demand levels.

•

We are adjusting operating costs to adjust to demand dynamics, by limiting non-essential operating expenses, reducing labor hours where possible, and deferring capital expenditures where we have deemed appropriate to do so.

•	We announced that we temporarily suspended our share repurchase program, noting that we may resume such repurchases at any time when we believe it is prudent to do so and without further notice.

As a result of these actions, we have increased our cash position and, as of April 24, 2020, we had approximately $300.0 million in cash and cash equivalents. We believe that our asset-light model and level of liquidity position us well to navigate the current economic disruption associated with the ongoing COVID-19 pandemic.

Of course, at the time of this filing and as we look ahead, we are unable to determine or predict the overall impact the COVID-19 pandemic will have on our customers, vendors and suppliers or our business, results of operations, liquidity or capital resources. Significant uncertainty still exists concerning the overall magnitude of the impact and the duration of the COVID-19 pandemic. As a result, we will continue to closely monitor updates regarding the spread of COVID-19 and adjust our operations according to guidelines from local, state and federal officials. In light of the foregoing, we may take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

New Product Development

New product development is an important success factor for us and traditionally has been our primary vehicle for growth. We have made incremental investments to increase our new product development efforts each year since 2003 to grow our business and strengthen our relationships with our customers. The investments primarily have been in the form of increased product development resources, increased customer and end-user awareness programs, and customer service improvements. These investments historically have enabled us to provide an expanding array of new product offerings and grow revenues at levels that generally have exceeded market growth rates. As a result of these investments, we introduced 640 new distinct SKU’s to our customers and end users in the thirteen weeks ended March 28, 2020, including 288 new-to-the-aftermarket SKU’s. We introduced 5,239 distinct SKU’s to our customers and end users in the fiscal year ended December 28, 2019, including 1,625 new-to-the-aftermarket SKU’s.

One area of focus has been our complex electronics program, which capitalizes on the growing number of electronic components being utilized on today’s OE platforms. New vehicles contain an average of approximately thirty-five electronic modules, with some high-end luxury vehicles containing over one hundred modules. Our complex electronics products are designed and developed in-house and tested to help ensure consistent performance, and our product portfolio is focused on further developing our leadership position in the category.

Another area of focus has been on Dorman HD Solutions™, a line of products we market for the medium and heavy duty truck sector of the automotive aftermarket industry. We believe that this sector provides many of the same opportunities for growth that the passenger car and light truck sector of the automotive aftermarket industry has provided us. Through Dorman HD Solutions™, we specialize in what formerly were “dealer exclusive” parts similar to how we have approached the passenger car and light duty truck sector. During the thirteen weeks ended March 28, 2020, we introduced 54 SKU’s in this product line. We expect to continue to invest aggressively in the medium and heavy duty product category.

Acquisitions

Our growth is also impacted by acquisitions. For example, on January 2, 2020, we acquired Power Train Industries, Inc. (“PTI”). We may acquire businesses in the future to supplement our financial growth, increase our customer base, add to our distribution capabilities or enhance our product development resources, among other reasons.

Economic Factors

The Company’s financial results are also impacted by various economic and industry factors, including, but not limited to the number, age and condition of vehicles in operation (“VIO”) at any one time, and miles driven by those VIO.

To begin, the Company’s products are primarily purchased and installed on a subsegment of the VIO, specifically weighted towards vehicles aged eight to thirteen years old. Each year, the United States seasonally adjusted annual rate (“US SAAR”) of new vehicles purchased adds a new year to the US VIO. According to data from the Auto Care Association (“Auto Care”), the US SAAR experienced a decline from 2008 to 2011 as consumers purchased fewer new vehicles as a result of the Great Recession of 2008. We believe that the declining US SAAR during that period resulted in a follow-on decline in our primary US VIO subsegment (eight to thirteen-year-old vehicles) commencing in 2016. However, following 2011 and the impact the Great Recession of 2008, US consumers began to increase their purchases of new vehicles which over time caused the US SAAR to recover and return to more historical levels. Consequently, we expect the US VIO for vehicles aged eight to thirteen years old to recover over the next several years.

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

The recent executive orders issued by certain states in response to the COVID-19 pandemic requiring workers to remain at home, unless their work is critical, essential or life-sustaining, is having an adverse impact on work-related travel. In addition, quarantine orders throughout the U.S. are impacting personal travel. In fact, according to a report cited by the Auto Care Association, data indicates that, relative to a typical daily travel day in February 2020, personal travel during the work week dropped by 38% to 48% nationally by the end of March 2020, with the largest decline in travel occurring during the last week of the quarter as more states entered into stay at home orders.

As a result, while, prior to COVID-19, we might have expected to see additional sales growth due to the VIO and mileage trends referenced above, the impact of COVID-19 related travel restrictions is expected to adversely affect our sales growth potential and our future results, at least until such restrictions are lifted.

Brand Protection

We operate in a highly competitive market. As a result, we are continuously evaluating our approach to brand protection. For example, in the third quarter of 2019, we modified our brand protection policy, which is designed to ensure that certain products bearing the Dorman name are not advertised below certain approved pricing levels.

Discounts, Allowances and Incentives

We offer a variety of customer discounts, rebates, return allowances and other incentives. We may offer cash discounts for paying invoices in accordance with the specified discount terms of the invoice. In addition, we may offer pricing discounts based on volume purchased from us or other pricing discounts related to programs in accordance with a customer’s agreement. These discounts can be in the form of “off-invoice” discounts and are immediately deducted from sales at the time of sale. For those customers that choose to receive a payment on a quarterly or annual basis instead of “off-invoice,” we accrue for such payments as the related sales are made and reduce sales accordingly. Finally, rebates and discounts are provided to customers to support promotional activities such as advertising and sales force allowances, and allowances for warranty and overstock returns may also be provided.

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

New Customer Acquisition Costs

New customer acquisition costs refer to arrangements pursuant to which we incur change-over costs to induce a customer to switch from a competitor’s brand. In addition, change-over costs include the costs related to removing the new customer’s inventory and replacing it with our inventory, which is commonly referred to as a stock-lift. New customer acquisition costs are recorded as a reduction to revenue when incurred.

Product Warranty and Overstock Returns

Many of our products carry a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet specifications. In addition to warranty returns, we also may permit our customers to return new, undamaged products to us within customer-specific limits in the event that they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency and average cost of the claim and the probability of the customer return. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Revision to these estimates is made when necessary, based upon changes in these factors. We regularly study trends of such claims.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Thirteen Weeks Ended*
(in millions)	March 28, 2020		March 30, 2019
Net sales	$257.7	100.0%	$243.8	100.0%
Cost of goods sold	$172.9	67.1%	$156.3	64.1%
Gross profit	$84.8	32.9%	$87.5	35.9%
Selling, general and administrative expenses	$59.7	23.2%	$57.8	23.7%
Income from operations	$25.1	9.7%	$29.7	12.2%
Other income, net	$2.6	1.0%	$0.0	0.0%
Income before income taxes	$27.7	10.7%	$29.8	12.2%
Provision for income taxes	$4.9	1.9%	$6.4	2.6%
Net income	$22.8	8.8%	$23.4	9.6%

* Percentage of sales information does not add due to rounding

Thirteen Weeks Ended March 28, 2020 Compared to Thirteen Weeks Ended March 30, 2019

Net sales increased 6% to $257.7 million for the thirteen weeks ended March 28, 2020 from $243.8 million for the thirteen weeks ended March 30, 2019. The increase in net sales was primarily driven by increased volumes. Customer demand began to decline late in March as the government imposed enhanced restrictions to prevent the further spread of COVID-19, with the corresponding negative impact on net sales estimated to be approximately 1.5% - 2.5%, or $4 million to $6 million, in the first quarter of 2020.

Gross profit margin was 32.9% of net sales for the thirteen weeks ended March 28, 2020 compared to 35.9% of net sales for the thirteen weeks ended March 30, 2019. The gross margin was lower primarily due to higher first quarter 2020 customer provisions compared to first quarter 2019 (130 bps), and to a lesser extent, due to the pass-through of tariff costs to our customers (70 bps) and lower productivity levels as we continued to ramp up production at our new Portland, TN distribution facility (30 bps).

Selling, general and administrative expenses were $59.7 million, or 23.2% of net sales, for the thirteen weeks ended March 28, 2020 compared to $57.8 million, or 23.7% of net sales, for the thirteen weeks ended March 30, 2019. The decrease in selling, general and administrative expense as a percentage of net sales during the thirteen weeks ended March 28, 2020 was primarily due to lower factoring costs (70 bps) due to decreased sales of accounts receivable, partially offset by lower productivity levels as we ramped up production at our new distribution center in Portland, TN (20 bps).

Other Income, net was $2.6 million for the thirteen weeks ended March 28, 2020 which includes a gain of $2.5 million recognized as the difference between the carrying value of our previously held equity method investment in PTI and the implied fair value when we acquired the remaining equity interest in PTI in January 2020 that we did not already own.

Our effective tax rate was 17.8% for the thirteen weeks ended March 28, 2020 compared to 21.4% for the thirteen weeks ended March 30, 2019. The decrease in tax rate is primarily a result of discrete items in the quarter related to a foreign tax credit carryback claim and the write-off of the deferred tax liability associated with PTI, which was previously an investment and is now a consolidated U.S. subsidiary.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by our customers. Cash and cash equivalents at March 28, 2020 increased to $161.8 million from $68.4 million at December 28, 2019. Working capital was $539.7 million at March 28, 2020 compared to $534.1 million at December 28, 2019. Shareholders’ equity was $791.4 million at March 28, 2020 compared to $773.6 million at December 28, 2019. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, the outcome of contingencies or other factors, including the impact of the COVID-19 pandemic. See Note 8, “Commitments and Contingencies”, in the accompanying consolidated financial statements for additional information regarding commitments and contingencies that may affect our liquidity.

Tariffs

Tariffs also increase our uses of cash since we pay for the tariffs upon the arrival of our goods in the United States but collect the cash on any passthrough price increases from our customers on a delayed basis according to the payment terms negotiated with our customers.

Payment Terms and Accounts Receivable Sales Programs

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers that allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash upfront than if we collected those accounts receivable ourselves in due course. Moreover, prior to the London Inter-Bank Offered Rate (“LIBOR”) being phased out in 2021, to the extent that any of these accounts receivable sales programs bear interest rates tied to LIBOR, as LIBOR rates increase our cost to sell our receivables also increases. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for more information. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

During the thirteen weeks ended March 28, 2020 and March 30, 2019, we sold approximately $151.3 million and $172.8 million of accounts receivable, respectively, under these programs. We have the ability to sell significantly more accounts receivable under these programs if the needs of the business warrant, and, in fact, following the end of the first fiscal quarter of 2020, in light of COVID-19 we began increasing the amount of accounts receivable sold under these programs in an effort to enhance our liquidity. Since the end of the first quarter of 2020 through April 24, 2020, we factored $192.0 million, with $3.7 million in financing costs associated with these accounts receivable sales.

Credit Agreement

In December 2017, we entered into a credit agreement that will expire in December 2022. The credit agreement provides for an initial revolving credit facility of $100.0 million. The credit agreement replaced our previous $30.0 million facility. Borrowings under the credit agreement are on an unsecured basis. At the Company’s election, the interest rate applicable to revolving credit loans under the credit agreement will be either (1) the Prime Rate as announced by Wells Fargo from time to time, (2) an Adjusted LIBOR Market Index Rate as measured by the LIBOR Market Index Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA, or (3) an Adjusted LIBOR Rate as measured by the LIBOR Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA. The interest rate at March 28, 2020 was LIBOR plus 65 basis points (1.64%). During the occurrence and continuance of an event of default, all outstanding revolving credit loans will bear interest at a rate per annum equal to 2.00% in excess of the greater of (1) the Prime Rate or (2) the Adjusted LIBOR Market Index Rate then applicable. As of March 28, 2020, we were not in default in respect to the credit agreement. The credit agreement also contains covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement. The credit agreement also requires us to pay an unused fee of 0.10% on the average daily unused portion of the facility, provided the unused fee will not be charged on the first $30 million of the revolving credit facility. In late March, in an effort to enhance our liquidity in light of COVID-19, we drew down on the revolving credit facility in the amount of $99.0 million. As of March 28, 2020, approximately $99.8 million was outstanding under that facility, inclusive of issued but undrawn letters of credit in the amount of $0.8 million that were issued to secure ordinary course of business transactions. Net of these letters of credit and our borrowings, we had approximately $0.2 million available under the facility at March 28, 2020.

In addition to the foregoing, and, subject to certain requirements, the credit agreement gives us the ability to request increases in revolving credit commitments of up to an incremental $100.0 million. In light of COVID-19, we may, if market factors permit and business needs dictate, decide to request such an increase in commitments.

Cash Flows

The following summarizes the activities included in the Consolidated Statements of Cash Flows:

	Thirteen Weeks Ended
(in thousands)	March 28, 2020	March 30, 2019
Cash provided by operating activities	$18,590	$16,431
Cash used in investing activities	(17,967)	(8,838)
Cash used in financing activities	92,802	(10,257)
Net increase (decrease) in cash and cash equivalents	$93,425	$(2,664)

During the thirteen weeks ended March 28, 2020, cash provided by operating activities was $18.6 million primarily as a result of $22.8 million in net income, non-cash adjustments to net income of $5.3 million and a net increase in operating assets and liabilities of $9.5 million. Compared to the Consolidated Balance Sheet at December 28, 2019, accounts receivable increased $29.5 million due to higher sales. Inventory decreased $28.0 million due to the impacts of COVID-19 slowing the receipts of inventory and increased sales. Prepaids and other current assets decreased $2.3 million primarily due to the timing of payments. Accrued compensation and other liabilities increased $6.8 million primarily due to the timing of payments associated with income taxes and employee compensation programs. Other assets increased $2.2 million primarily due to an increase in our long-term core inventory. Accounts payable decreased $19.3 million primarily due to the timing of vendor payments.

During the thirteen weeks ended March 30, 2019, cash provided by operating activities was $16.4 million primarily as a result of $23.4 million in net income, non-cash adjustments to net income of $8.2 million and a net increase in operating assets and liabilities of $15.2 million. Compared to the Consolidated Balance Sheet at December 29, 2018, accounts receivable decreased $13.3 million due to higher sales of accounts receivable. Inventory increased $18.2 million due to inventory purchases to support new product launches and to maintain customer fill rates as we consolidated facilities. Accounts payable decreased $11.1 million due to the timing of payments to our vendors. The change in prepaids, other assets, accrued customer rebates and returns, accrued compensation and other liabilities was not material.

Investing activities used $18.0 million of cash in the thirteen weeks ended March 28, 2020 and $8.8 million in the thirteen weeks ended March 30, 2019, as summarized below:

•

Capital spending in the thirteen weeks ended March 28, 2020 was primarily related to $1.7 million in tooling associated with new products, and $1.5 million in enhancements and upgrades to our information systems.

•

Capital spending in the thirteen weeks ended March 30, 2019 was primarily related to $1.5 million in tooling associated with new products and $2.6 million in enhancements and upgrades to our information systems.

•

Additionally, during the thirteen weeks ended March 28, 2020 we used $18.1 million to acquire the remaining 60% of the outstanding equity of Power Train Industries, Inc., net of $3.5 million of cash acquired.

•	The remaining capital spending in both periods resulted from scheduled equipment replacements, certain facility improvements and other capital projects.

Financing activities provided $92.8 million of cash in the thirteen weeks ended March 28, 2020 and used $10.3 million in the thirteen weeks ended March 30, 2019 as summarized below:

•	In the thirteen weeks ended March 28, 2020, we drew down on the revolving credit facility in the amount of $99.0 million.
•

In the thirteen weeks ended March 28, 2020, we paid $5.5 million to repurchase 91,979 common shares. In the thirteen weeks ended March 30, 2019, we paid $8.4 million to repurchase 101,000 common shares.

•	The remaining uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of our common stock from our 401(k) Plan.

In light of COVID-19, during the first quarter of fiscal 2020 we temporarily suspended repurchases under the previously disclosed share repurchase program approved by our board of directors. The Company may resume its repurchase program at any time when we believe it is prudent to do so and without further notice.

During the thirteen weeks ended March 28, 2020, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019.

New and Recently Adopted Accounting Pronouncements

Please refer to Note 16, New and Recently Adopted Accounting Pronouncements, in the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. All our available credit and accounts receivable sales programs bear interest at rates tied to LIBOR. Under the terms of our credit agreement and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under the accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. A one percentage point increase in the discount rates under the accounts receivable sales programs would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $3.8 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

Historically we have not used, and currently do not intend to use, derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risks, or interest rate risks from the use of derivative instruments. We did not hold any foreign exchange forward contracts at March 28, 2020.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended March 28, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information set forth under Note 8, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements contained in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A. Risk Factors

The following updates the risk factors previously reported in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2019:

Our business, results of operations and financial condition could be materially adversely affected by the effects of widespread public health epidemics, including the novel coronavirus (“COVID-19”), that are beyond our control.

Any outbreaks of contagious diseases, public health epidemics and other adverse public health developments in countries where we, our customers and suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. The recent COVID-19 outbreak, initially limited to a region in China and now affecting the global community, including the United States, has, and is expected to continue to, adversely impact our business, and the nature and extent of the impact may be highly uncertain and beyond our control. Uncertain factors relating to COVID-19 include the duration, spread and severity of the virus, the effects of the COVID-19 pandemic on the Company’s customers, vendors and suppliers, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

As a result of COVID-19 and the measures designed to contain its spread, our sales have been, and could continue to be negatively impacted as a result of disruption in demand, which could have a material and adverse effect on our business, results of operations and financial condition. Similarly, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations. The duration of the disruption to our customers and to our supply chain, and related financial impact to us, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact could have a material adverse effect on our business, results of operations and financial condition.

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2019 and the above risk factor, each of which could materially affect our business, financial condition or future results. Such risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended March 28, 2020, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
December 29, 2019 through January 25, 2020 (1)	3,396	$76.84	-	$143,929,799
January 26, 2020 through February 22, 2020 (2)	1,336	$67.59	-	$143,929,799
February 23, 2020 through March 28, 2020 (3)	96,827	$59.49	91,979	$138,465,024
Total	101,559		91,979

(1)

Includes 2,076 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Stock Incentive Plan (the “2008” Plan). Also includes 1,320 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 10, Stock-Based Compensation, to the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

(2)

Includes 246 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2008 Plan. Also includes 1,090 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 10, Stock-Based Compensation, to the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

(3)

Includes 2,528 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2008 Plan and our 2018 Stock Option and Stock Incentive Plan. Also includes 2,320 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 10, “Stock-Based Compensation”, to the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).
(4)

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors expanded the program up to $400 million and extended the program through December 31, 2020. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 91,979 shares under this program during the thirteen weeks ended March 28, 2020. In connection with COVID-19, during the first quarter of fiscal 2020 we temporarily suspended repurchases. However, we may resume the repurchase program at any time when we believe it is prudent to do so and without further notice.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

The Exhibits included in this report are listed in the Exhibit Index on page 25, which is incorporated herein by reference.

EXHIBIT INDEX

3.2	Dorman Products, Inc. Amended and Restated By-Laws, as amended April 7, 2020. Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 9, 2020.
10.1

Form of Dorman Products, Inc. Non-Qualified Stock Option Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

10.2

Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

10.3

Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report). **

101

The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended March 28, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended March 28, 2020, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

April 27, 2020

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)

 April 27, 2020

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)