Form 10-Q
period 2020-06-27
Dorman Products, Inc.
filed 2020-07-30
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

As of July 27, 2020, the registrant had 32,439,313 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 27, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Thirteen Weeks Ended
(in thousands, except per share data)	June 27, 2020	June 29, 2019
Net sales	$233,182	$254,175
Cost of goods sold	154,034	167,027
Gross profit	79,148	87,148
Selling, general and administrative expenses	61,525	59,925
Income from operations	17,623	27,223
Other (expense) income, net	(297)	27
Income before income taxes	17,326	27,250
Provision for income taxes	3,441	5,751
Net income	$13,885	$21,499
Earnings Per Share:
Basic	$0.43	$0.66
Diluted	$0.43	$0.66
Weighted Average Shares Outstanding:
Basic	32,269	32,588
Diluted	32,338	32,676

See accompanying Notes to Consolidated Financial Statements

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Twenty-Six Weeks Ended
(in thousands, except per share data)	June 27, 2020	June 29, 2019
Net sales	$490,912	$497,966
Cost of goods sold	326,967	323,327
Gross profit	163,945	174,639
Selling, general and administrative expenses	121,260	117,676
Income from operations	42,685	56,963
Other income, net	2,334	57
Income before income taxes	45,019	57,020
Provision for income taxes	8,359	12,115
Net income	$36,660	$44,905
Earnings Per Share:
Basic	$1.13	$1.37
Diluted	$1.13	$1.37
Weighted Average Shares Outstanding:
Basic	32,312	32,722
Diluted	32,388	32,811

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	June 27, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$359,558	$68,353
Accounts receivable, less allowance for doubtful accounts of $1,117 and $957	241,901	391,810
Inventories	274,821	280,813
Prepaids and other current assets	10,420	13,614
Total current assets	886,700	754,590
Property, plant and equipment, net	95,886	101,837
Operating lease right-of-use assets	36,034	32,198
Goodwill	91,155	74,458
Intangible assets, net	26,901	21,305
Deferred tax asset, net	3,886	4,336
Other assets	39,087	52,348
Total	$1,179,649	$1,041,072
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$83,752	$90,437
Accrued compensation	9,559	9,782
Accrued customer rebates and returns	113,460	105,903
Revolving credit line	99,000	-
Other accrued liabilities	19,870	14,380
Total current liabilities	325,641	220,502
Long-term operating lease liabilities	34,175	29,730
Other long-term liabilities	9,005	13,297
Deferred tax liabilities, net	3,696	3,959
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 32,440,413 and 32,558,168 in 2020 and 2019, respectively	326	326
Additional paid-in capital	55,406	52,605
Retained earnings	751,400	720,653
Total shareholders’ equity	807,132	773,584
Total	$1,179,649	$1,041,072

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Thirteen Weeks Ended June 27, 2020
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at March 28, 2020	32,434,665	$325	$53,454	$737,596	$791,375
Exercise of stock options	—	—	—	—	—
Compensation expense under Incentive Stock Plan	—	—	1,504	—	1,504
Purchase and cancellation of common stock	(1,620)	(1)	(2)	(83)	(86)
Issuance of non-vested stock, net of cancellations	10,129	2	504	—	506
Other stock related activity, net of tax	(2,761)	—	(54)	2	(52)
Net income	—	—	—	13,885	13,885
Balance at June 27, 2020	32,440,413	$326	$55,406	$751,400	$807,132

	Thirteen Weeks Ended June 29, 2019
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at March 30, 2019	32,942,013	$329	$49,890	$691,488	$741,707
Exercise of stock options	196	—	—	—	—
Compensation expense under Incentive Stock Plan	—	—	1,132	—	1,132
Purchase and cancellation of common stock	(175,184)	(2)	(315)	(14,387)	(14,704)
Issuance of non-vested stock, net of cancellations	16,099	1	867	—	868
Other stock related activity, net of tax	(1,793)	—	(60)	(110)	(170)
Net income	—	—	—	21,499	21,499
Balance at June 29, 2019	32,781,331	$328	$51,514	$698,490	$750,332

	Twenty-Six Weeks Ended June 27, 2020
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 28, 2019	32,556,263	$326	$52,605	$720,653	$773,584
Exercise of stock options	10	—	—	—	—
Compensation expense under Incentive Stock Plan	—	—	2,718	—	2,718
Purchase and cancellation of common stock	(98,329)	(1)	(177)	(5,687)	(5,865)
Issuance of non-vested stock, net of cancellations	(11,845)	1	504	—	505
Other stock related activity, net of tax	(5,686)	—	(244)	(226)	(470)
Net income	—	—	—	36,660	36,660
Balance at June 27, 2020	32,440,413	$326	$55,406	$751,400	$807,132

	Twenty-Six Weeks Ended June 29, 2019
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 29, 2018	33,004,861	$330	$47,861	$679,432	$727,623
Exercise of stock options	11,910	—	31	—	31
Compensation expense under Incentive Stock Plan	—	—	2,047	—	2,047
Purchase and cancellation of common stock	(290,274)	(3)	(522)	(23,814)	(24,339)
Issuance of non-vested stock, net of cancellations	64,292	1	867	—	868
Other stock related activity, net of tax	(9,458)	—	1,230	(2,033)	(803)
Net income	—	—	—	44,905	44,905
Balance at June 29, 2019	32,781,331	$328	$51,514	$698,490	$750,332

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Twenty-Six Weeks Ended
(in thousands)	June 27, 2020	June 29, 2019
Cash Flows from Operating Activities:
Net income	$36,660	$44,905
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	15,035	14,097
Gain on equity method investment	(2,498)	-
Provision for doubtful accounts	105	21
Benefit for deferred income taxes	(1,074)	(64)
Provision for stock-based compensation	2,718	2,047
Changes in assets and liabilities:
Accounts receivable	151,818	21,500
Inventories	11,564	(21,235)
Prepaids and other current assets	2,462	(11,200)
Other assets	(4,779)	2,238
Accounts payable	(8,665)	(6,925)
Accrued customer rebates and returns	7,557	(7,345)
Accrued compensation and other liabilities	8,498	(1,491)
Cash provided by operating activities	219,401	36,548
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	(14,308)	-
Property, plant and equipment additions	(7,143)	(17,335)
Cash used in investing activities	(21,451)	(17,335)
Cash Flows from Financing Activities:
Net proceeds of revolving credit line	99,000	-
Other stock related activity	120	92
Purchase and cancellation of common stock	(5,865)	(24,339)
Cash provided by (used in) financing activities	93,255	(24,247)
Net Increase (Decrease) in Cash and Cash Equivalents	291,205	(5,034)
Cash and Cash Equivalents, Beginning of Period	68,353	43,458
Cash and Cash Equivalents, End of Period	$359,558	$38,424
Supplemental Cash Flow Information
Cash paid for interest expense	$433	$90
Cash paid for income taxes	$1,750	$21,730

See accompanying Notes to Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THIRTEEN AND TWENTY-SIX WEEKS ENDED JUNE 27, 2020 AND JUNE 29, 2019

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context otherwise requires, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM.”

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended June 27, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending 2020 or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Certain prior year amounts have been reclassified to conform with current year presentation.
2.	Business Acquisitions and Investments

Power Train Industries, Inc.

On January 2, 2020, we acquired the remaining 60% of the outstanding stock of Power Train Industries, Inc. (“PTI”), a privately-held supplier of parts to the automotive aftermarket, based in Reno, Nevada. The total consideration paid for PTI was approximately $30.7 million, which included $18.4 million paid for the remaining 60% of the outstanding stock, subject to customary purchase price adjustments, and $12.3 million which represents the fair value of the previously held 40% equity interest in PTI that was acquired by the Company in 2016. As a result of the acquisition, we recorded a gain of approximately $2.5 million in Other Income in the twenty-six weeks ended June 27, 2020 as a result of the increase in fair value of the previously owned 40% interest in PTI. We previously accounted for our 40% interest as an equity-method investment.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired, and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

In connection with this acquisition, we recorded $16.7 million in goodwill, $7.3 million of identified intangibles, and $6.7 million of other assets, net, primarily $3.5 million of cash, $2.0 million of accounts receivable, $5.6 million of inventory, and ($4.4 million) of net other assets and liabilities.

The estimated fair value of the PTI assets acquired and liabilities assumed are provisional as of June 27, 2020 and are based on information that is currently available. Additional information about conditions that existed as of the date of acquisition are being gathered to finalize these provisional measurements, particularly with respect to net working capital and income taxes payable. Accordingly, the measurement of the PTI assets acquired and liabilities assumed may change upon completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.

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

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and the related accounts receivable were removed from our Consolidated Balance Sheet at the time of the sales transactions. Pursuant to these agreements, we sold $496.4 million and $355.1 million of accounts receivable during the twenty-six weeks ended June 27, 2020 and June 29, 2019, respectively. All of our credit terms with our customers are 365 days or less. If receivables had not been sold over the previous twelve months, $571.7 million and $437.9 million of additional accounts receivable would have been outstanding at June 27, 2020 and December 28, 2019, respectively, based on standard payment terms. Financing costs associated with these accounts receivable sales programs were $6.8 million and $4.7 million in the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively. Financing costs associated with these accounts receivable sales programs were $9.6 million and $9.3 million in the twenty-six weeks ended June 27, 2020 and June 29, 2019, respectively. The financing costs associated with our accounts receivable sales programs were classified as selling, general and administrative expense in the Consolidated Statements of Operations.
4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	June 27, 2020	December 28, 2019
Bulk product	$106,968	$114,308
Finished product	163,311	161,866
Packaging materials	4,542	4,639
Total	$274,821	$280,813

5.	Leases

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

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. Operating lease payments are recognized on a straight-line basis over the lease term. We had no financing leases as of June 27, 2020.

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

As of June 27, 2020, there were no material variable lease costs or sublease income. Cash paid for operating leases was $4.0 million and $2.5 million in the twenty-six weeks ended June 27, 2020 and June 29, 2019, respectively, which is classified in operating activities. The following table summarizes the lease expense for the twenty-six weeks ended June 27, 2020 and June 29, 2019:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Operating lease expense	$2,001	$1,869	$3,930	$3,797
Short-term lease expense	976	1,272	2,062	2,342
Total lease expense	$2,977	$3,141	$5,992	$6,139

Supplemental balance sheet information related to our operating leases is as follows:

(in thousands)	June 27, 2020
Operating lease right-of-use assets	$36,034

Other accrued liabilities	$4,771
Long-term operating lease liabilities	34,175
Total operating lease liabilities	$38,946

Weighted average remaining lease term (years)	9.58
Weighted average discount rate	5.14%

During the twenty-six weeks ended June 27, 2020, we added $6.4 million of right of use asset and lease liability related to the expansion of our Portland, Tennessee distribution facility.

The following table summarizes the maturities of our lease liabilities for all operating leases as of June 27, 2020:

(in thousands)	June 27, 2020
2020 (Remainder of 2020)	$3,502
2021	6,253
2022	5,713
2023	4,090
2024	4,159
2025 and thereafter	26,448
Total lease payments	50,165
Less: Imputed interest	(11,219)
Present value of lease liabilities	$38,946

6.	Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)	June 27, 2020	December 28, 2019
Balance at beginning of period	$74,458	$72,606
Goodwill acquired	16,697	-
Measurement period adjustments	-	1,852
Balance at end of period	$91,155	$74,458

Intangible Assets

Intangible assets included the following:

		June 27, 2020			December 28, 2019
(in thousands)	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization
Tradenames	11.0	$6,760	$1,280	$5,480	$6,060	$975	$5,085
Customer relationships	9.1	25,050	5,920	19,130	20,450	4,698	$15,752
Technology	8.1	2,167	198	1,969	367	74	$293
Other	3.9	430	108	322	240	65	$175
Total		$34,407	$7,506	$26,901	$27,117	$5,812	$21,305

Amortization expense was $0.9 million and $0.6 million for the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively, and $1.7 million and $1.3 million for the twenty-six weeks ended June 27, 2020 and June 29, 2019, respectively.

7.	Debt

In December 2017, we entered into a credit agreement which will expire in December 2022. This agreement provides for an initial revolving credit facility of $100.0 million and, subject to certain requirements, gives us the ability to request increases in revolving credit commitments of up to an additional $100.0 million. Borrowings under the credit agreement are on an unsecured basis. At the Company’s election, the interest rate applicable to borrowings under the credit agreement will be either (1) the Prime Rate as announced by Wells Fargo from time to time, (2) an Adjusted LIBOR Market Index Rate as measured by the LIBOR Market Index Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA, or (3) an Adjusted LIBOR Rate as measured by the LIBOR Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA. The interest rate at June 27, 2020 was LIBOR plus 65 basis points (0.83%). During the occurrence and continuance of an event of default, all outstanding revolving credit loans will bear interest at a rate per annum equal to 2.00% in excess of the greater of (1) the Prime Rate or (2) the Adjusted LIBOR Market Index Rate then applicable. The credit agreement also contains covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement. The credit agreement also requires us to pay a fee of 0.10% on the average daily unused portion of the facility, provided the fee will not be charged on the first $30 million of the revolving credit facility.

In March 2020, Dorman took proactive steps to increase its cash position and preserve financial flexibility in light of uncertainties from the COVID-19 pandemic by drawing down $99.0 million from the revolving credit facility.

As of June 27, 2020, we had $99.0 million in borrowings under the credit agreement, which amount does not include two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these borrowings and letters of credit, we had approximately $0.2 million available under the credit agreement at June 27, 2020. See Note 17 for additional information on the repayment of this loan.

As of June 27, 2020, we were not in default in respect to the credit agreement and have paid $0.2 million in interest in both the thirteen and twenty-six weeks ended June 27, 2020.
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

In June 2020, we completed our internal review and made our initial prior disclosure submission to CBP, including a payment to CBP of $2.8 million. The process of finalizing our prior disclosure with CBP may be iterative, and we intend to work cooperatively with CBP in connection with finalizing the prior disclosure.

Other Contingencies

We are a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, employment claims, competitive practices, intellectual property infringement, product liability claims and other matters arising out of the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, taking into account relevant insurance coverage, would likely have a material financial impact on the Company, and we believe the range of reasonably possible losses from current matters, taking into account relevant insurance coverage, is immaterial. However, legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of any of these matters could have a material adverse impact on the Company’s cash flows, financial position and results of operations in the period in which any such effects are recorded.
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

All of our revenue was recognized under the point of time approach in accordance with the revenue standard during the twenty-six weeks ended June 27, 2020 and June 29, 2019, respectively. Also, we do not have significant financing arrangements with our customers, as our credit terms are all 365 days or less. Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

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

- A contract asset is recorded when our right to consideration in exchange for goods or services that we have transferred to a customer is conditional on something other than the passage of time. We did not have any contract assets recorded as of June 27, 2020 or December 28, 2019.

We recognize a contract liability when we receive consideration, or if we have the unconditional right to receive consideration, in advance of satisfying the performance obligation. A contract liability is our obligation to transfer goods or services to a customer for which we have received consideration, or an amount of consideration is due from the customer. We did not have any contract liabilities recorded as of June 27, 2020 or December 28, 2019.

Disaggregated Revenue

The following tables present our disaggregated net sales by Type of Major Good / Product Line, and Geography.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Powertrain	$94,598	$99,378	$202,740	$194,974
Chassis	66,025	80,660	139,400	157,659
Automotive body	58,825	62,859	123,457	123,706
Hardware	13,734	11,278	25,315	21,627
Net sales	$233,182	$254,175	$490,912	$497,966

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Net sales to U.S. customers	$222,563	$236,161	$463,955	$463,312
Net sales to non-U.S. customers	$10,619	18,014	26,957	34,654
Net sales	$233,182	$254,175	$490,912	$497,966

10.	Stock-Based Compensation

On May 16, 2018, our shareholders approved our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan”), which supersedes our 2008 Stock Option and Stock Incentive Plan (the “2008 Plan”). Under the terms of the 2018 Plan, our Board of Directors may grant up to 1,200,000 shares of common stock in the form of shares of restricted stock, restricted stock units, stock appreciation rights, stock options, or combinations thereof, to officers, directors, employees, consultants and advisors. Grants under the 2018 Plan must be made within ten years of the date the Plan was approved. Stock options are exercisable upon the terms set forth in each grant agreement, but in no event more than ten years from the date of grant. Restricted stock and restricted stock units vest in accordance with the terms set forth in each applicable award agreement. At June 27, 2020, 856,921 shares were available for grant under the 2018 Plan.

Restricted Stock and Restricted Stock Units (“RSUs”)

Vesting of restricted stock and RSU awards is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of performance goals. With respect to restricted stock and RSU awards, we retain the shares underlying the award, and any dividends paid thereon, until the vesting conditions have been met. For time-based restricted stock and RSU awards, compensation cost related to the stock is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. For performance-based restricted stock and RSU awards tied to growth in adjusted pre-tax income, compensation cost related to the award is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions at each reporting date. Since 2019, we have granted performance-based restricted stock and RSU awards that vest based on our total shareholder return ranking relative to the S&P Mid-Cap 400 Growth Index over a three-year performance period. For performance-based restricted stock and RSU awards tied to total shareholder return, compensation cost related to the award is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model. Compensation cost related to restricted stock and RSU awards was $1.1 million and $0.8 million for the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively, and $2.0 million and $1.5 million for the twenty-six weeks ended June 27, 2020 and June 29, 2019, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations.

The following table summarizes our restricted stock and RSU award activity for the twenty-six weeks ended June 27, 2020:
	Shares	Weighted Average Price
Balance at December 28, 2019	177,491	$76.70
Granted	80,580	$62.45
Vested	(17,408)	$65.41
Cancelled	(23,823)	$78.04
Balance at June 27, 2020	216,840	$72.16

As of June 27, 2020, there was $9.6 million of unrecognized compensation cost related to unvested restricted stock and RSU awards that is expected to be recognized over a weighted-average period of approximately 2.7 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. The excess tax benefit generated from restricted stock and RSU awards that vested was less than $0.1 million and $0.2 million in the twenty-six weeks ended June 27, 2020 and June 29, 2019, respectively, and was credited to income tax expense.

Stock Options

We expense the grant-date fair value of stock options. Compensation cost is recognized on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income was $0.3 million and $0.2 million for the thirteen weeks ended June 27, 2020 and June 29, 2019, respectively, and $0.5 million and $0.3 million for the twenty-six weeks ended June 27, 2020 and June 29, 2019, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during the twenty-six weeks ended June 27, 2020 or June 29, 2019.

We use the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. During the twenty-six weeks ended June 27, 2020 and June 29, 2019, we granted 102,584 and 36,235 stock options, respectively.

The following table summarizes our stock option activity for the twenty-six weeks ended June 27, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 28, 2019	181,712	$70.78
Granted	102,584	$61.96
Forfeited	(4,728)	$67.27
Exercised	(419)	$72.55
Balance at June 27, 2020	279,149	$67.60	4.9	$928,794
Options exercisable at June 27, 2020	105,038	$65.30	2.3	$702,837

There were options to purchase 419 and 34,301 shares of common stock exercised during the twenty-six weeks ended June 27, 2020 and June 29, 2019, respectively. As of June 27, 2020, there was $3.6 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 3.1 years.

There was no cash received from stock option exercises in the twenty-six weeks ended June 27, 2020. Cash received from stock option exercises was less than $0.1 million in the twenty-six weeks ended June 29, 2019.

There was no excess tax benefit generated from stock options exercised in the twenty-six weeks ended June 27, 2020 or June 29, 2019.

Employee Stock Purchase Plan

In May 2017, our shareholders approved the Dorman Products, Inc. Employee Stock Purchase Plan (the “ESPP”), which made available up to 1,000,000 shares of our common stock for sale to eligible employees. The purpose of the ESPP, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions and limited cash contributions by our employees. These contributions are used to purchase shares of the Company’s common stock at a 15% discount from the lower of the market price at the beginning or end of the purchase window. There were 10,735 shares purchased under the ESPP plan in both the thirteen and twenty-six weeks ended June 27, 2020, and 13,669 shares purchased in both the thirteen and twenty-six weeks ended June 29, 2019. During both the thirteen weeks ended June 27, 2020 and June 29, 2019, compensation cost under the ESPP was $0.1 million. During both the twenty-six weeks ended June 27, 2020 and June 29, 2019, compensation cost under the ESPP was $0.2 million.
11.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock and shares of our common stock underlying RSUs and stock options that are considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of 123,000 shares and 54,000 shares were excluded from the calculation of diluted earnings per share as of June 27, 2020 and June 29, 2019, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands, except per share data)	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Numerator
Net income	$13,885	$21,499	$36,660	$44,905
Denominator:
Weighted average basic shares outstanding	32,269	32,588	32,312	32,722
Effect of stock-based compensation awards	69	88	76	89
Weighted average diluted shares outstanding	32,338	32,676	32,388	32,811
Earnings Per Share:
Basic	$0.43	$0.66	$1.13	$1.37
Diluted	$0.43	$0.66	$1.13	$1.37

12.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel shares of Dorman common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). 401(k) Plan participants can no longer purchase shares of Dorman common stock as an investment option under the 401(k) Plan. Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the twenty-six weeks ended June 27, 2020, we repurchased and cancelled 6,350 shares of common stock held in the 401(k) Plan for $0.4 million at an average price of $63.00 per share. During the fifty-two weeks ended December 28, 2019, we repurchased and cancelled 22,380 shares of common stock held in the 401(k) Plan for $1.9 million at an average price of $87.26 per share.

Our Board of Directors authorized a share repurchase program of up to $400 million through December 31, 2020. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the twenty-six weeks ended June 27, 2020, we repurchased and cancelled 91,979 shares of common stock for $5.5 million at an average price of $59.41 per share under this program. However, in light of COVID-19, during March 2020, we temporarily suspended repurchases under the share repurchase program and disclosed that we may resume the repurchase program at any time when we believe it is prudent to do so and without further notice. At June 27, 2020 $138.5 million was available for repurchase under this share repurchase program. For the fifty-two weeks ended December 28, 2019, we repurchased and cancelled 499,564 shares of common stock for $39.4 million at an average price of $78.84 per share under this program.
13.	Related-Party Transactions

We have a non-cancelable operating lease for our primary operating facility with a partnership in which Steven L. Berman, our Executive Chairman, and other members of the Berman family, are partners. Based upon the terms of the lease, payments will be $1.6 million in fiscal 2020 and were $1.6 million in fiscal 2019. This lease will expire on December 31, 2022. The right-of-use asset and total lease liabilities related to this lease were both $3.8 million as of June 27, 2020. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed in November 2016.

We also have non-cancelable operating leases with a limited liability company in which certain of the former owners of PTI are members. The leases were entered into prior to the January 2, 2020 acquisition of PTI by the Company, and they are used in the PTI business. Based upon the terms of the leases, aggregate payments thereunder will be $0.3 million in fiscal 2020.

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

At June 27, 2020, we had $1.1 million of net unrecognized tax benefits, $1.0 million of which would lower our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 27, 2020, we had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the United States, Canada, China, India, and Mexico. All years before 2016 are closed for United States federal tax purposes. Tax years before 2015 are closed for the states in which we file. Tax years before 2016 are closed for tax purposes in Canada. Tax years before 2015 are closed for tax purposes in China. All tax years remain open for Mexico and India.

15.	Fair Value Disclosures

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional guidance for a limited time to ease the potential accounting burden associated with transitioning away from reference rates such as LIBOR. The expedients and exceptions provided by ASU 2020-04 will not be available until after December 31, 2022, other than for certain hedging relationships entered into before December 31, 2022. ASU 2020-04 may be applied as of the beginning of the interim period that includes March 12, 2020 through December 31, 2022. The Company is currently evaluating the new guidance to determine the impact the adoption of this guidance will have on the Company’s results of operations, cash flows, and financial condition. However, at this time we do not believe this new guidance will have a material impact on our consolidated financial statements and related disclosures.
17.	Subsequent Events

On June 29, 2020 the Company repaid the $99.0 million of outstanding borrowings under its revolving credit facility. Following such repayment, as of June 29, 2020, we had $99.2 million of availability under our revolving credit facility, after taking into account issued but undrawn letters of credit in the amount of $0.8 million.

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

Overview

We are one of the leading suppliers of replacement parts and fasteners for passenger cars, light trucks, and heavy duty trucks in the automotive aftermarket industry. As of December 28, 2019, we marketed approximately 78,000 distinct stock keeping units (“SKU’s”) as compared to approximately 77,000 as of December 29, 2018, many of which we designed and engineered. This number excludes private label SKU’s and other variations in how we market, package and distribute our products, includes distinct SKU’s of acquired companies, and reflects distinct SKU’s that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We are one of the leading aftermarket suppliers of original equipment (“OE”) “dealer exclusive” parts. OE “dealer exclusive” parts are those parts which were traditionally available to consumers only from OE manufacturers or salvage yards. These parts include, among other parts: intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, complex electronics modules and exhaust gas recirculation (EGR) coolers.

We generate virtually all our net sales from customers in the North American automotive aftermarket industry, primarily in the United States. Our products are sold primarily through automotive aftermarket retailers, including through their online platforms, national, regional and local warehouse distributors and specialty markets, and salvage yards. We also distribute automotive aftermarket parts outside the United States, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East and Australia.

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers, as well as business acquisitions, also may cause significant fluctuations from quarter to quarter.

Early in 2019, we began the process of transferring operations of our existing distribution facility in Portland, Tennessee to a new, larger facility nearby. The new 800,000 square foot facility became fully operational in October 2019. In the second quarter of 2019, we began incurring additional costs related to start up inefficiencies and duplication of facility overhead and operating costs primarily related to those facility consolidation activities. We began implementing productivity initiatives in the fourth quarter of 2019 to address those inefficiencies and costs while at the same time expanding the facility to cover an aggregate of approximately 1 million square feet, which expansion was completed in June 2020. In the second quarter of 2020, the productivity levels at the new facility improved and costs began returning to typical levels, in-line with our expectations. We expect our distribution costs to continue to moderate back to more typical levels as we move through the second half of 2020, subject to the impact of COVID-19.

We operate on a fifty-two or fifty-three week period ending on the last Saturday of the calendar year. Our 2020 fiscal year will be a fifty-two week period that will end on December 26, 2020. Our fiscal 2019 was a fifty-two week period that ended on December 28, 2019.

Impacts of COVID-19

The COVID-19 pandemic has resulted and is expected to continue to result in significant economic disruption, and it has and is expected to continue to adversely affect our business. Since COVID-19 was declared a pandemic, state orders shutting down or restricting business operations to contain the spread of COVID-19 have generally exempted automotive repair and the related supply and distribution of parts as those businesses have generally been classified as critical, essential or life-sustaining. Therefore, the vast majority of our retail and wholesale customers have been and currently remain open for business. In turn, all of our U.S. facilities have also remained, and currently remain, open and operating, with modified staffing in certain locations where appropriate. We have taken actions to promote the welfare of our employees by enhancing safety protocols, including requiring administrative employees to work from home where applicable and implementing social distancing and robust sanitization practices at our facilities. We also have adopted a COVID-19 sick leave policy providing continued salary and benefits to eligible employees. We have had to adjust our operations and inventory levels as demand has fluctuated due to government-imposed restrictions being imposed and then subsequently lifted or modified across the United States.

As previously disclosed, in late March, we began experiencing softening customer demand as a result of government-imposed restrictions designed to slow the spread of COVID-19. While customer orders dropped significantly in April due to government-imposed restrictions, we saw a rapid recovery as the quarter progressed with May orders flat to prior year and June orders up significantly above prior year. However, as government-imposed restrictions vary across the United States and continue to change, it remains difficult to determine the full impact that the pandemic will have on the overall demand environment. Correspondingly, to the extent there may be fluctuations in demand as a result of the pandemic, it remains difficult to determine the full impact that the pandemic will have on various aspects of our operations, including, but not limited to, inventory levels, our ability to fulfill contractual requirements and staffing at our facilities.

We have taken and expect to continue to take proactive steps to manage our business in light of the pandemic, including but not limited to, the following:

•

We continued to adjust operating costs by limiting non-essential operating expenses, adjusting labor hours to align with demand levels where possible, and deferring capital expenditures where we have deemed appropriate to do so.

•

During the second quarter, we increased the typical level of receivables collected under our various accounts receivable purchase agreements by $163 million, incurring an additional $3.3 million in factoring costs above typical levels, to help bolster our liquidity.

•	In light of our enhanced liquidity position, in June 2020 we repaid the $99.0 million drawdown that we had made under our revolving credit facility at the end of March 2020.
•	We continued to suspend share repurchases under our share repurchase program; however, we may resume such repurchases at any time when we believe it is prudent to do so and without further notice.

As a result of these actions, as of July 28, 2020, we had no amounts drawn under our revolving credit facility (excluding $0.8 million of issued but undrawn letters of credit) and approximately $230 million in cash and cash equivalents. We believe that our asset-light model and level of liquidity position us well to navigate the current economic disruption associated with the ongoing COVID-19 pandemic.

During the second quarter, we estimate that we incurred $4.9 million of incremental out-of-pocket costs related to COVID-19, primarily from factoring, costs related to safety measures implemented at our sites, our COVID-19 sick leave policy, and interest on our revolving line of credit, with $0.5 million impacting gross profit, $4.2 million impacting selling, general and administrative expenses, and $0.2 million impacting interest expense.

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

New Product Development

New product development is an important success factor for us and traditionally has been our primary vehicle for growth. We have made incremental investments to increase our new product development efforts each year since 2003 to grow our business and strengthen our relationships with our customers. The investments primarily have been in the form of increased product development resources, increased customer and end-user awareness programs, and customer service improvements. These investments historically have enabled us to provide an expanding array of new product offerings and grow revenues at levels that generally have exceeded market growth rates. As a result of these investments, we introduced 1,291 new distinct SKU’s to our customers and end users in the twenty-six weeks ended June 27, 2020, including 494 new-to-the-aftermarket SKU’s. We introduced 5,239 distinct SKU’s to our customers and end users in the fiscal year ended December 28, 2019, including 1,625 new-to-the-aftermarket SKU’s.

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

Another area of focus has been on Dorman HD Solutions™, a line of products we market for the medium and heavy duty truck sector of the automotive aftermarket industry. We believe that this sector provides many of the same opportunities for growth that the passenger car and light truck sector of the automotive aftermarket industry has provided us. Through Dorman HD Solutions™, we specialize in what formerly were “dealer exclusive” parts similar to how we have approached the passenger car and light duty truck sector. During the twenty-six weeks ended June 27, 2020, we introduced 161 SKU’s in this product line. We expect to continue to invest aggressively in the medium and heavy duty product category.

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

The COVID-19 pandemic in general, as well as executive orders issued by certain states in response to the COVID-19 pandemic are having an adverse impact on work-related and personal travel. In fact, according to a report cited by the Auto Care Association, data indicates that the number of miles driven daily was down 44% as of May 1, 2020 when compared to February 2, 2020. However, the low point in the number of miles driven daily was down 57% as of mid-April when compared to February 2, 2020, and the number of miles driven daily has slowly increased since that low point.

As a result, while, prior to COVID-19, we might have expected to see additional sales growth due to the VIO and mileage trends referenced above, the impact of COVID-19 may adversely affect our sales growth potential and our future results.

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

Impact of Tariffs

Effective the third quarter of 2018, the Office of the United States Trade Representative (USTR) imposed three additional tranches of tariffs on approximately $250 billion worth of Chinese imports. Tariffs ranged from 10% to 25% depending on the commodity. Effective for shipments departing China on or after May 10, 2019, the USTR modified the tranches to impose tariffs of 25% for all commodities. In addition, effective September 1, 2019, the USTR imposed a fourth tranche of tariffs on approximately $300 billion worth of Chinese imports with a tariff rate of 15%, which was reduced to 7.5% in February 2020. The tariffs enacted to date will increase the cost of many products that are manufactured for us in China. We are taking several actions to mitigate the impact of the tariffs including, but not limited to, price increases to our customers and cost concessions from our suppliers. We expect to continue mitigating the impact of tariffs in fiscal 2020 primarily through selling price increases to offset the higher tariffs incurred. Tariffs are not expected to have a material impact on our net income but are expected to increase net sales and lower our gross and operating profit margins to the extent that these additional costs are passed through to customers.

In January 2020, the U.S. and Chinese governments signed a trade deal that reduced some U.S. tariffs on Chinese goods in exchange for Chinese pledges to, among other things, purchase more of American farm, energy and manufactured goods. In addition, the USTR has granted tariff relief for certain categories of products being imported from China. We expect that we will reverse tariff-related price increases previously passed along to our customers and lose cost concessions previously received from our suppliers on future purchases as such tariffs are reduced or such other relief is granted.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	Thirteen Weeks Ended*				Twenty-Six Weeks Ended*
(in millions)	June 27, 2020		June 29, 2019		June 27, 2020		June 29, 2019
Net sales	$233.2	100.0%	$254.2	100.0%	$490.9	100.0%	$498.0	100.0%
Cost of goods sold	$154.0	66.1%	$167.0	65.7%	$327.0	66.6%	$323.3	64.9%
Gross profit	$79.1	33.9%	$87.1	34.3%	$163.9	33.4%	$174.6	35.1%
Selling, general and administrative expenses	$61.5	26.4%	$59.9	23.6%	$121.3	24.7%	$117.7	23.6%
Income from operations	$17.6	7.6%	$27.2	10.7%	$42.7	8.7%	$57.0	11.4%
Other (expense) income, net	$(0.3)	-0.1%	$0.0	0.0%	$2.3	0.5%	$0.1	0.0%
Income before income taxes	$17.3	7.4%	$27.3	10.7%	$45.0	9.2%	$57.0	11.5%
Provision for income taxes	$3.4	1.5%	$5.8	2.3%	$8.4	1.7%	$12.1	2.4%
Net income	$13.9	6.0%	$21.5	8.5%	$36.7	7.5%	$44.9	9.0%

* Amounts and percentage of sales information does not add due to rounding

Thirteen Weeks Ended June 27, 2020 Compared to Thirteen Weeks Ended June 29, 2019

Net sales decreased 8.3% to $233.2 million for the thirteen weeks ended June 27, 2020 from $254.2 million for the thirteen weeks ended June 29, 2019. The decrease in net sales was primarily driven by decreased volumes. While customer orders dropped significantly in April 2020 due to government-imposed restrictions designed to slow the spread of COVID-19, the Company saw a rapid recovery as the quarter progressed with May orders flat to prior year and June orders up significantly above prior year. The total estimated negative impact of COVID-19 on net sales was approximately 14% to 16% for the thirteen weeks ended June 27, 2020.

Gross profit margin was 33.9% of net sales for the thirteen weeks ended June 27, 2020 compared to 34.3% of net sales for the thirteen weeks ended June 29, 2019. The gross profit margin was lower primarily due to $0.5 million of incremental costs associated with COVID-19, including costs related to safety measures implemented at our sites and our COVID-19 sick leave policy.

Selling, general and administrative expenses were $61.5 million, or 26.4% of net sales, for the thirteen weeks ended June 27, 2020 compared to $59.9 million, or 23.6% of net sales, for the thirteen weeks ended June 29, 2019. Approximately 220 bps of the increase in selling, general and administrative expenses as a percentage of net sales was due to decreased leverage resulting from the $20.9 million decline in net sales compared to the second quarter of 2019. Selling, general and administrative expenses as a percentage of net sales for the thirteen weeks ended March 27, 2020 also increased 180 bps due to $4.2 million of incremental out-of-pocket costs directly related to COVID-19, primarily from factoring costs, costs related to safety measures at our sites, and our COVID-19 sick leave policy. These increases in selling, general and administrative expenses as a percentage of net sales were offset by cost savings primarily from productivity improvements in our Portland, TN distribution facility, as well as reduced travel expenses.

Our effective tax rate was 19.9% for the thirteen weeks ended June 27, 2020 compared to 21.1% for the thirteen weeks ended June 29, 2019. The decrease in the effective tax rate is primarily related to an equity method investment converted to a consolidated subsidiary, which occurred during the thirteen weeks ended March 28, 2020.

Twenty-Six Weeks Ended June 27, 2020 Compared to Twenty-Six Weeks Ended June 29, 2019

Net sales decreased 1.4% to $490.9 million for the twenty-six weeks ended June 27, 2020 from $498.0 million for the twenty-six weeks ended June 29, 2019. The decrease in net sales was primarily driven by decreased volumes due to the impacts of government-imposed restrictions designed to slow the spread of COVID-19.

Gross profit margin was 33.4% of net sales for the twenty-six weeks ended June 27, 2020 compared to 35.1% of net sales for the twenty-six weeks ended June 29, 2019. The gross profit margin was lower primarily due to incremental costs associated with COVID-19, including costs related to safety measures implemented at our sites and our COVID-19 sick leave policy, and higher customer provisions in the first quarter of 2020 compared to 2019.

Selling, general and administrative expenses were $121.3 million, or 24.7% of net sales, for the twenty-six weeks ended June 27, 2020 compared to $117.7 million, or 23.6% of net sales, for the twenty-six weeks ended June 29, 2019. The increase in selling, general and administrative expense as a percentage of net sales during the period was primarily due to the impact of COVID-19, including incremental out-of-pocket costs directly related to COVID-19, primarily factoring costs, costs related to safety measures at our sites, and our COVID-19 sick leave policy (90 bps). Partially offsetting these costs were cost savings primarily from productivity improvements in our Portland distribution facility, as well as reduced travel expenses.

Other Income, net was $2.3 million for the twenty-six weeks ended June 27, 2020 which includes a gain of $2.5 million recognized as the difference between the carrying value of our previously held equity method investment in PTI and the implied fair value when we acquired the remaining equity interest in PTI in January 2020 that we did not already own.

Our effective tax rate was 18.6% for the twenty-six weeks ended June 27, 2020 compared to 21.2% for the twenty-six weeks ended June 29, 2019. The decrease in the effective tax rate is primarily a result of a non-taxable gain and discrete items related to the write-off of a deferred tax liability, both of which were associated with an equity method investment converted to a consolidated subsidiary upon acquisition of the controlling interest, and a foreign tax credit carry back claim from a prior period.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by our customers. Cash and cash equivalents at June 27, 2020 increased to $359.6 million from $68.4 million at December 28, 2019. The increase primarily related to our efforts to enhance our liquidity in light of COVID-19, which efforts included our March 2020 drawdown on our revolving credit facility and additional sales of accounts receivable. Working capital was $561.1 million at June 27, 2020 compared to $534.1 million at December 28, 2019. Shareholders’ equity was $807.1 million at June 27, 2020 compared to $773.6 million at December 28, 2019. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, the outcome of contingencies or other factors, including the impact of the COVID-19 pandemic. See Note 8, “Commitments and Contingencies”, in the accompanying consolidated financial statements for additional information regarding commitments and contingencies that may affect our liquidity.

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

During the twenty-six weeks ended June 27, 2020 and June 29, 2019, we sold approximately $496.4 million and $355.1 million of accounts receivable, respectively, under these programs. The increase in sales of accounts receivable was primarily in connection with our efforts to enhance our liquidity in light of COVID-19. We have the ability to sell significantly more accounts receivable under these programs if the needs of the business warrant, although, as we continue to monitor the impacts of COVID-19 on our business, we may choose to return to more historical levels of factoring if we believe we have sufficient liquidity to do so.

Credit Agreement

In December 2017, we entered into a credit agreement that will expire in December 2022. The credit agreement provides for an initial revolving credit facility of $100.0 million. Borrowings under the credit agreement are on an unsecured basis. At the Company’s election, the interest rate applicable to revolving credit loans under the credit agreement will be either (1) the Prime Rate as announced by Wells Fargo from time to time, (2) an Adjusted LIBOR Market Index Rate as measured by the LIBOR Market Index Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA, or (3) an Adjusted LIBOR Rate as measured by the LIBOR Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA. The interest rate at June 27, 2020 was LIBOR plus 65 basis points (0.83%). During the occurrence and continuance of an event of default, all outstanding revolving credit loans will bear interest at a rate per annum equal to 2.00% in excess of the greater of (1) the Prime Rate or (2) the Adjusted LIBOR Market Index Rate then applicable. As of June 27, 2020, we were not in default in respect to the credit agreement. The credit agreement also contains covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement. The credit agreement also requires us to pay an unused fee of 0.10% on the average daily unused portion of the facility, provided the unused fee will not be charged on the first $30 million of the revolving credit facility. In March 2020, in an effort to enhance our liquidity in light of COVID-19, we drew down on the revolving credit facility in the amount of $99.0 million. As of June 27, 2020, approximately $99.8 million was outstanding under that facility, inclusive of issued but undrawn letters of credit in the amount of $0.8 million that were issued to secure ordinary course of business transactions. Net of these letters of credit and our borrowings, we had approximately $0.2 million available under the facility at June 27, 2020.

On June 29, 2020, we repaid $99.0 million of outstanding borrowings under the revolving credit facility. Following such repayment, as of June 29, 2020, we had $99.2 million of availability under our revolving credit facility, after taking into account issued but undrawn letters of credit in the amount of $0.8 million.

In addition to the foregoing, and, subject to certain requirements, the credit agreement gives us the ability to request increases in revolving credit commitments of up to an incremental $100.0 million. In light of COVID-19, we may, if market factors permit and business needs dictate, decide to request such an increase in commitments.

Cash Flows

The following summarizes the activities included in the Consolidated Statements of Cash Flows:

	Twenty-Six Weeks Ended
(in thousands)	June 27, 2020	June 29, 2019
Cash provided by operating activities	$219,401	$36,548
Cash used in investing activities	(21,451)	(17,335)
Cash provided by (used in) financing activities	93,255	(24,247)
Net increase (decrease) in cash and cash equivalents	$291,205	$(5,034)

During the twenty-six weeks ended June 27, 2020, cash provided by operating activities was $219.4 million primarily as a result of $36.7 million in net income, non-cash adjustments to net income of $14.3 million and a net decrease in operating assets and liabilities of $168.5 million. Compared to the Consolidated Balance Sheet at December 28, 2019, accounts receivable decreased $151.8 million mostly attributable to higher factoring, which provided $486.8 million in cash, net of factoring costs of $9.6 million. Inventory decreased $11.6 million due to the timing of inventory orders and receipts, and increased sales late in the second quarter. Prepaids and other current assets decreased $2.5 million primarily due to the timing of payments. Other assets increased $4.8 million primarily due to an increase in our long-term core inventory. Accounts payable decreased $8.7 million primarily due to the timing of vendor payments. Accrued customer rebates and returns increased $7.6 million due to the timing of rebate payments. Accrued compensation and other liabilities increased $8.5 million primarily due to the timing of payments associated with income taxes and employee compensation programs.

During the twenty-six weeks ended June 29, 2019, cash provided by operating activities was $36.5 million primarily as a result of $44.9 million in net income, non-cash adjustments to net income of $16.1 million and a net increase in operating assets and liabilities of $24.5 million. Compared to the Consolidated Balance Sheet at December 29, 2018, accounts receivable decreased $21.5 million due to higher sales of accounts receivable. Inventory increased $21.2 million due to inventory purchases to support new product launches, the maintenance of customer fill rates as we consolidated facilities, and due to increased costs from higher tariffs. Accounts payable decreased $6.9 million due to the timing of payments to our vendors. The change in prepaids, other assets, accrued customer rebates and returns, accrued compensation and other liabilities was not material.

Investing activities used $21.5 million of cash in the twenty-six weeks ended June 27, 2020 and $17.3 million in the twenty-six weeks ended June 29, 2019, as summarized below:

•

Capital spending in the twenty-six weeks ended June 27, 2020 was primarily related to $1.1 million in tooling associated with new products, and $1.3 million in enhancements and upgrades to our information systems.

•

Capital spending in the twenty-six weeks ended June 29, 2019 was primarily related to $3.9 million in tooling associated with new products and $7.5 million in enhancements and upgrades to our information systems.

•

Additionally, during the twenty-six weeks ended June 27, 2020 we used $18.4 million to acquire the remaining 60% of the outstanding equity of Power Train Industries, Inc., net of $3.5 million of cash acquired.

•	The remaining capital spending in both periods resulted from scheduled equipment replacements, certain facility improvements and other capital projects.

Financing activities provided $93.3 million of cash in the twenty-six weeks ended June 27, 2020 and used $24.2 million in the twenty-six weeks ended June 29, 2019 as summarized below:

•	In the twenty-six weeks ended June 27, 2020, we drew down on the revolving credit facility in the amount of $99.0 million.
•

In the twenty-six weeks ended June 27, 2020, we paid $5.5 million to repurchase 91,979 common shares. In the twenty-six weeks ended June 29, 2019, we paid $22.8 million to repurchase 272,564 common shares.

•	The remaining uses of cash from financing activities in each period result from stock compensation plan activity and the repurchase of our common stock from our 401(k) Plan.

In light of COVID-19, during the first quarter of fiscal 2020, we temporarily suspended repurchases under the previously disclosed share repurchase program approved by our board of directors. The Company may resume its repurchase program at any time when we believe it is prudent to do so and without further notice.

During the twenty-six weeks ended June 27, 2020, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019.

New and Recently Adopted Accounting Pronouncements

Please refer to Note 16, New and Recently Adopted Accounting Pronouncements, in the Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. All our available credit and accounts receivable sales programs bear interest at rates tied to LIBOR. Under the terms of our credit agreement and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under the accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. A one percentage point increase in the discount rates under the accounts receivable sales programs would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $5.7 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

Historically we have not used, and currently do not intend to use, derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risks, or interest rate risks from the use of derivative instruments. We did not hold any foreign exchange forward contracts at June 27, 2020.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended June 27, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following items update the risk factors previously reported in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 28, 2019:

Our business, results of operations and financial condition could be materially adversely affected by the effects of widespread public health epidemics, including the novel coronavirus (“COVID-19”), that are beyond our control.

Any outbreaks of contagious diseases, public health epidemics and other adverse public health developments in countries where we, our customers and suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. The recent COVID-19 outbreak, initially limited to a region in China and now affecting the global community, including the United States, has, and is expected to continue to, adversely impact our business, and the nature and extent of the impact may be highly uncertain and beyond our control. Uncertain factors relating to COVID-19 include the duration, spread and severity of the virus, the effects of the COVID-19 pandemic on our customers, vendors, suppliers and employees, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

As a result of COVID-19 and the measures designed to contain its spread, our sales have been, and could continue to be negatively impacted as a result of disruption in demand, which could have a material and adverse effect on our business, results of operations and financial condition. Similarly, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations. Further, in the event any members of our workforce, or those of our suppliers, contract COVID-19 or are otherwise compelled to self-quarantine, we may experience shortages in labor and services that we require for our operations. Our increased use of remote work environments and virtual platforms in response to the COVID-19 pandemic may also increase our risk of cyber-attack or data security breaches.

The duration of the disruption to our customers, our supply chain and our employees, and the related financial and operational impacts to us, cannot be estimated at this time. Should any such disruption continue for an extended period of time, the impact could have a material adverse effect on our business, results of operations and financial condition.

If we fail to maintain sufficient inventory to meet current customer demands, or if we fail to anticipate future changes in customer demands, our financial results could be adversely affected.

We must maintain sufficient in-stock inventory and anticipate future changes in customer demands in order to be successful. If we fail to do so, our financial results could be adversely affected. Fluctuations in demand may result from a number of factors, including, but not limited to, global economic conditions, COVID-19, the age, condition and number of vehicles that need servicing, and improvements in the quality of new vehicle parts. As a result of these and other factors, we have experienced and expect to continue to experience fluctuating levels of demand that require us to monitor, and, where appropriate, adjust our operations, including our inventory levels and staffing at our facilities. If we are unable to forecast accurately future reductions in demand, we may accumulate excess or obsolete inventory and be forced to reduce hours or layoff or furlough employees. Conversely, if we are unable to forecast accurately future increases in demand, we may have inventory shortfalls or inadequate staffing levels to meet demand, which may result in our inability to fill orders on timely basis or at all and could result in penalties owed to our customers and the loss of net sales.

You should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2019 and the above risk factors, each of which could materially affect our business, financial condition or future results. Such risks are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the thirteen weeks ended June 27, 2020, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
March 29, 2020 through April 25, 2020 (1)	1,820	$52.94	-	$138,465,024
April 26, 2020 through May 23, 2020 (2)	565	$62.69	-	$138,465,024
May 24, 2020 through June 27, 2020 (3)	71	$79.16	-	$138,465,024
Total	2,456	$55.94	-	$138,465,024

(1)

Includes 200 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2018 Stock Option and Stock Incentive Plan. Also includes 1,620 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 10, Stock-Based Compensation, to the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

(2)

Includes 565 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2008 Stock Option and Stock Incentive Plan (the “2008” Plan) and our 2018 Stock Option and Stock Incentive Plan.

(3)

Includes 71 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock grants during the period. The restricted stock was issued to participants pursuant to our 2008 Plan.

(4)

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors expanded the program up to $400 million and extended the program through December 31, 2020. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. We repurchased 91,979 shares under this program during the twenty-six weeks ended June 27, 2020. During the first quarter of fiscal 2020, in connection with COVID-19, we temporarily suspended repurchases. However, we may resume the repurchase program at any time when we believe it is prudent to do so and without further notice.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

(a)	Exhibits

The Exhibits included in this report are listed in the Exhibit Index on page 27, which is incorporated herein by reference.

EXHIBIT INDEX

10.2	Form of Dorman Products, Inc. Restricted Stock Unit Award for Non-Employee Directors Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. *
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report). **

101

The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended June 27, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations; (ii) the Consolidated Balance Sheets; (iii) Consolidated Statements of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended June 27, 2020, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

July 30, 2020

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)

 July 30, 2020

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)