Form 10-Q
period 2020-09-26
Dorman Products, Inc.
filed 2020-10-29
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

As of October 26, 2020, the registrant had 32,286,697 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 26, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales	$300,620	$253,796	$791,532	$751,762
Cost of goods sold	192,819	166,872	519,786	490,199
Gross profit	107,801	86,924	271,746	261,563
Selling, general and administrative expenses	63,028	59,961	184,288	177,637
Income from operations	44,773	26,963	87,458	83,926
Other (expense) income, net	(17)	33	2,317	90
Income before income taxes	44,756	26,996	89,775	84,016
Provision for income taxes	10,497	5,688	18,856	17,803
Net income	$34,259	$21,308	$70,919	$66,213

Earnings per share:
Basic	$1.06	$0.66	$2.19	$2.03
Diluted	$1.06	$0.65	$2.19	$2.02
Weighted average shares outstanding:
Basic	32,281	32,522	32,317	32,656
Diluted	32,371	32,594	32,394	32,738

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	September 26, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$170,502	$68,353
Accounts receivable, less allowance for doubtful accounts of $1,202 and $957	405,312	391,810
Inventories	283,292	280,813
Prepaids and other current assets	11,769	13,614
Total current assets	870,875	754,590
Property, plant and equipment, net	94,217	101,837
Operating lease right-of-use assets	35,925	32,198
Goodwill	91,148	74,458
Intangible assets, net	26,054	21,305
Deferred tax asset, net	4,281	4,336
Other assets	36,333	52,348
Total assets	$1,158,833	$1,041,072
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$112,757	$90,437
Accrued compensation	17,731	9,782
Accrued customer rebates and returns	130,592	105,903
Other accrued liabilities	18,320	14,380
Total current liabilities	279,400	220,502
Long-term operating lease liabilities	34,433	29,730
Other long-term liabilities	9,629	13,297
Deferred tax liabilities, net	4,006	3,959
Commitments and contingencies
Shareholders’ Equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 32,304,686 and 32,558,168 in 2020 and 2019, respectively	324	326
Additional paid-in capital	56,893	52,605
Retained earnings	774,148	720,653
Total shareholders’ equity	831,365	773,584
Total liabilities and shareholders' equity	$1,158,833	$1,041,072

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended September 26, 2020
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at June 27, 2020	32,440,413	$326	$55,406	$751,400	$807,132
Exercise of stock options	2,886	—	—	—	—
Compensation expense under Incentive Stock Plan	—	—	1,248	—	1,248
Purchase and cancellation of common stock	(135,787)	(1)	(244)	(11,203)	(11,448)
Issuance of non-vested stock, net of cancellations	(2,937)	(1)	—	—	(1)
Other stock related activity, net of tax	111	—	483	(308)	175
Net income	—	—	—	34,259	34,259
Balance at September 26, 2020	32,304,686	$324	$56,893	$774,148	$831,365

	Three Months Ended September 28, 2019
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at June 29, 2019	32,781,331	$328	$51,514	$698,490	$750,332
Exercise of stock options	85	—	—	—	—
Compensation expense under Incentive Stock Plan	—	—	986	—	986
Purchase and cancellation of common stock	—	—	—	—	—
Issuance of non-vested stock, net of cancellations	6,593	—	—	—	—
Other stock related activity, net of tax	(456)	—	51	(85)	(34)
Net income	—	—	—	21,308	21,308
Balance at September 28, 2019	32,787,553	$328	$52,551	$719,713	$772,592

	Nine Months Ended September 26, 2020
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 28, 2019	32,556,263	$326	$52,605	$720,653	$773,584
Exercise of stock options	2,896	—	—	—	—
Compensation expense under Incentive Stock Plan	—	—	3,966	—	3,966
Purchase and cancellation of common stock	(234,116)	(2)	(421)	(16,890)	(17,313)
Issuance of non-vested stock, net of cancellations	(14,782)	—	504	—	504
Other stock related activity, net of tax	(5,575)	—	239	(534)	(295)
Net income	—	—	—	70,919	70,919
Balance at September 26, 2020	32,304,686	$324	$56,893	$774,148	$831,365

	Nine Months Ended September 28, 2019
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 29, 2018	33,004,861	$330	$47,861	$679,432	$727,623
Exercise of stock options	11,995	—	31	—	31
Compensation expense under Incentive Stock Plan	—	—	3,033	—	3,033
Purchase and cancellation of common stock	(290,274)	(3)	(522)	(23,814)	(24,339)
Issuance of non-vested stock, net of cancellations	70,885	1	867	—	868
Other stock related activity, net of tax	(9,914)	—	1,281	(2,118)	(837)
Net income	—	—	—	66,213	66,213
Balance at September 28, 2019	32,787,553	$328	$52,551	$719,713	$772,592

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019
Cash Flows from Operating Activities:
Net income	$70,919	$66,213
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	22,544	21,011
Gain on equity method investment	(2,498)	—
Provision for doubtful accounts	197	33
Benefit for deferred income taxes	(1,154)	(302)
Provision for stock-based compensation	4,069	3,033
Changes in assets and liabilities:
Accounts receivable	(11,685)	28,276
Inventories	3,093	(12,231)
Prepaids and other current assets	1,360	(10,174)
Other assets	(1,923)	1,976
Accounts payable	20,334	(28,444)
Accrued customer rebates and returns	24,690	(8,312)
Accrued compensation and other liabilities	15,773	(1,429)
Cash provided by operating activities	145,719	59,650
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	(14,308)	—
Property, plant and equipment additions	(12,061)	(24,656)
Cash used in investing activities	(26,369)	(24,656)
Cash Flows from Financing Activities:
Proceeds of revolving credit line	99,000	—
Payments of revolving credit line	(99,000)	—
Other stock related activity	112	57
Purchase and cancellation of common stock	(17,313)	(24,339)
Cash used in financing activities	(17,201)	(24,282)
Net Increase in Cash and Cash Equivalents	102,149	10,712
Cash and Cash Equivalents, Beginning of Period	68,353	43,458
Cash and Cash Equivalents, End of Period	$170,502	$54,170
Supplemental Cash Flow Information
Cash paid for interest expense	$680	$116
Cash paid for income taxes	$19,575	$28,454

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2020 AND SEPTEMBER 28, 2019

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM.”

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 26, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending 2020 or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Certain prior year amounts have been reclassified to conform with current year presentation.
2.	Business Acquisitions and Investments

On January 2, 2020, we acquired the remaining 60% of the outstanding stock of Power Train Industries, Inc. (“PTI”), a privately-held supplier of parts to the automotive aftermarket, based in Reno, Nevada. The total consideration paid for PTI was approximately $30.7 million, which included $18.4 million paid for the remaining 60% of the outstanding stock, subject to customary purchase price adjustments, and $12.3 million which represents the fair value of the previously held 40% equity interest in PTI that was acquired by the Company in 2016. As a result of the acquisition, we recorded a gain of approximately $2.5 million in Other (expense) income, net during the nine months ended September 26, 2020 from the increase in fair value of the previously owned 40% interest in PTI. We previously accounted for our 40% interest as an equity-method investment.

The transaction was accounted for as a business combination under the acquisition method of accounting. Accordingly, the assets acquired, and liabilities assumed were recorded at fair value, with the remaining purchase price recorded as goodwill.

In connection with this acquisition, we recorded $16.7 million in goodwill, $7.3 million of identified intangibles, and $6.7 million of other assets, net, consisting of $3.5 million of cash, $2.0 million of accounts receivable, $5.6 million of inventory, and ($4.4 million) of net other assets and liabilities.

The estimated fair value of the PTI assets acquired and liabilities assumed are provisional as of September 26, 2020 and are based on information that is currently available. Additional information about conditions that existed as of the date of acquisition are being gathered to finalize these provisional measurements, particularly with respect to net working capital and income taxes payable. Accordingly, the measurement of the PTI assets acquired and liabilities assumed may change upon completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date.

The valuation of the intangible assets acquired and related amortization periods are as follows:

(in thousands)	Valuation	Amortization Period (in years)
Customer relationships	$4,600	15
Trade names	700	5
Technology	1,800	8
Other	190	5
Total	$7,290

The fair values of the customer relationships and trade names were estimated using an income approach based on the present value of future cash flows.

The goodwill recognized is attributable primarily to strategic and synergistic opportunities related to existing automotive aftermarket businesses, the assembled workforce of PTI and other factors. The goodwill is not expected to be deductible for tax purposes.

The financial results of the acquisition have been included in the condensed consolidated financial statements since the date of acquisition.

3.	Sales of Accounts Receivable

We have entered several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and the related accounts receivable were removed from our Condensed Consolidated Balance Sheet at the times of the sales transactions. Pursuant to these agreements, we sold $568.3 million and $530.7 million of accounts receivable during the nine months ended September 26, 2020 and September 28, 2019, respectively. All credit terms with our customers are 365 days or less. If receivables had not been sold over the previous twelve months, $489.5 million and $437.9 million of additional accounts receivable would have been outstanding at September 26, 2020 and December 28, 2019, respectively, based on our standard payment terms. Financing costs associated with these accounts receivable sales programs were $1.3 million and $4.3 million during the three months ended September 26, 2020 and September 28, 2019, respectively. Financing costs associated with these accounts receivable sales programs were $10.9 million and $13.6 million during the nine months ended September 26, 2020 and September 28, 2019, respectively. These costs were classified as selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	September 26, 2020	December 28, 2019
Bulk product	$131,622	$114,308
Finished product	146,967	161,866
Packaging materials	4,703	4,639
Total	$283,292	$280,813

5.	Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)	September 26, 2020	December 28, 2019
Balance at beginning of period	$74,458	$72,606
Goodwill acquired	16,690	—
Measurement period adjustments	—	1,852
Balance at end of period	$91,148	$74,458

Intangible Assets

Intangible assets included the following:

		September 26, 2020			December 28, 2019
Intangible assets subject to amortization	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Trade names	10.8	$6,760	$1,432	$5,328	$6,060	$975	$5,085
Customer relationships	8.9	25,050	6,530	18,520	20,450	4,698	15,752
Technology	7.8	2,167	261	1,906	367	74	293
Other	3.6	430	130	300	240	65	175
Total		$34,407	$8,353	$26,054	$27,117	$5,812	$21,305

Amortization expense was $0.8 million and $0.7 million for the three months ended September 26, 2020 and September 28, 2019, respectively, and $2.5 million and $2.0 million for the nine months ended September 26, 2020 and September 28, 2019, respectively.

6.	Debt

In March 2020, Dorman took proactive steps to increase its cash position and preserve financial flexibility in light of uncertainties from the COVID-19 pandemic by drawing down $99.0 million from its revolving credit facility available under its credit agreement. On June 29, 2020, the first day of our fiscal third quarter, the Company repaid the $99.0 million of outstanding borrowings under this revolving credit facility. The average interest rate while the debt was outstanding was 1.41%.

As of September 26, 2020, there were no borrowings under the credit agreement and two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, there was approximately $99.2 million available under the credit agreement at September 26, 2020.

As of September 26, 2020, we were not in default in respect to the credit agreement and paid $0.2 million and $0.4 million in interest during the three and nine months ended September 26, 2020, respectively.
7.	Commitments and Contingencies

CBP Matter

During 2019, we commenced a voluntary disclosure process in which we committed to disclosing to United States Customs & Border Protection (“CBP”) certain product misclassifications and reimbursing CBP for any resulting underpayment of duties that were identified as part of a voluntary internal review conducted by the Company. The Company recorded an estimated liability of $2.8 million in its Statement of Operations for the year ended December 28, 2019, which represents the Company’s estimated underpayment of duties, after deducting its estimated overpayment of duties, to CBP due to misclassifications over the prior five-year period, which is the applicable statute of limitations, plus applicable interest.

In June 2020, we completed our internal review and submitted our prior disclosure statement to CBP, along with payment of $2.8 million for underpaid duties and interest. CBP has acknowledged receipt of our prior disclosure submission but has not yet communicated that our prior disclosure submission is closed. We intend to work cooperatively with CBP in connection with its review of our prior disclosure submission.

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

Our primary source of revenue is from contracts with and purchase orders from customers. Revenue is recognized from product sales when goods are shipped, title and risk of loss and control have been transferred to the customer, and collection is probable. We estimate the transaction price at the inception of a contract or upon fulfilling a purchase order, including any variable consideration, and will update the estimate for changes in circumstances.

We record estimates for cash discounts, product returns, promotional rebates, core (i.e., remanufactured parts) return deposits and other discounts (“customer rebates and returns”) in the period the related product revenue is recognized. The provision for customer rebates and returns is recorded as a reduction of gross sales. Our obligation associated with customer rebates and returns is classified as a current liability on our condensed consolidated balance sheets (“accrued customer rebates and returns”). Actual customer rebates and returns have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold. We have concluded that our estimates of variable consideration are not constrained under revenue recognition requirements in accordance with GAAP.

All our revenue was recognized under the point of time approach during the nine months ended September 26, 2020 and September 28, 2019, respectively. We do not have significant financing arrangements with our customers, as our credit terms are all 365 days or less. Also, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

 Disaggregated Revenue

The following tables present our disaggregated net sales by type of major good / product line, and geography.

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Powertrain	$120,565	$104,756	$323,396	$299,730
Chassis	87,977	70,787	227,273	228,446
Automotive body	74,445	65,468	197,624	189,174
Hardware	17,633	12,785	43,239	34,412
Net sales	$300,620	$253,796	$791,532	$751,762

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Net sales to U.S. customers	$280,330	$238,466	$744,285	$701,778
Net sales to non-U.S. customers	20,290	15,330	47,247	49,984
Net sales	$300,620	$253,796	$791,532	$751,762

9.	Stock-Based Compensation

Restricted Stock and Restricted Stock Units (“RSUs”)

Vesting of restricted stock and RSU awards is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of performance goals. With respect to restricted stock and RSU awards, we retain the shares underlying the award, and any dividends paid thereon, until the vesting conditions have been met. For time-based restricted stock and RSU awards, compensation cost related to the stock is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. For performance-based restricted stock and RSU awards tied to growth in adjusted pre-tax income, compensation cost related to the award is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions at each reporting date. Since 2019, we have granted performance-based restricted stock and RSU awards that vest based on our total shareholder return ranking relative to the total shareholder return of the companies comprising the S&P Mid-Cap 400 Growth Index over a three-year performance period. For performance-based restricted stock and RSU awards tied to total shareholder return, compensation cost related to the award is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model.

Compensation cost related to restricted stock and RSU awards was $1.0 million and $0.8 million for the three months ended September 26, 2020 and September 28, 2019, respectively, and $3.0 million and $2.3 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. The compensation costs were classified as selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

The following table summarizes our restricted stock and RSU award activity for the nine months ended September 26, 2020:

	Shares	Weighted Average Price
Balance at December 28, 2019	177,491	$76.70
Granted	82,905	$63.02
Vested	(25,314)	$70.89
Cancelled	(27,703)	$77.41
Balance at September 26, 2020	207,379	$71.84

As of September 26, 2020, there was $7.9 million of unrecognized compensation cost related to unvested restricted stock and RSU awards that is expected to be recognized over a weighted-average period of approximately 2.5 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. The excess tax benefit generated from restricted stock and RSU awards that vested was not significant during the nine months ended September 26, 2020 and September 28, 2019, respectively.

Stock Options

We expense the grant-date fair value of stock options as compensation on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income was $0.3 million and $0.2 million for the three months ended September 26, 2020 and September 28, 2019, respectively, and $0.8 million and $0.5 million for the nine months ended September 26, 2020 and September 28, 2019, respectively. The compensation costs were classified as Selling, general and administrative expense in the Condensed Consolidated Statements of Operations. No cost was capitalized during the nine months ended September 26, 2020 or September 28, 2019.

We use the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period of time that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date. During the nine months ended September 26, 2020 and September 28, 2019, we granted 109,352 and 38,670 stock options, respectively.

The following table summarizes our stock option activity for the nine months ended September 26, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 28, 2019	181,712	$70.78
Granted	109,352	$63.25
Forfeited	(8,764)	$65.24
Exercised	(6,630)	$56.52
Balance at September 26, 2020	275,670	$68.32	4.7	$4,695,637
Options exercisable at September 26, 2020	99,017	$65.99	2.2	$1,917,351

Options to purchase 6,630 and 35,401 shares of common stock were exercised during the nine months ended September 26, 2020 and September 28, 2019, respectively. As of September 26, 2020, there was $2.7 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of 2.9 years.

Cash received from stock option exercises was not significant during the nine months ended September 26, 2020 and September 28, 2019.

 There was no excess tax benefit generated from stock options exercised in the nine months ended September 26, 2020 or September 28, 2019.

Employee Stock Purchase Plan

In May 2017, our shareholders approved the Dorman Products, Inc. Employee Stock Purchase Plan (the “ESPP”), which provides up to 1,000,000 shares of our common stock for sale to eligible employees. The purpose of the ESPP, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions and limited cash contributions by our employees. These contributions are used to purchase shares of the Company’s common stock at a 15% discount from the lower of the market price at the beginning or end of the purchase window. There were no shares purchased under the ESPP plan during the three months ended September 26, 2020 and September 28, 2019 as a result of the timing of the end of the purchase windows. There were  10,735 shares and 13,669 shares purchased under the ESPP plan during the nine months ended September 26, 2020, and nine months ended September 28, 2019, respectively. During both the three months ended September 26, 2020 and September 28, 2019, compensation cost under the ESPP was $0.1 million. During both the nine months ended September 26, 2020 and September 28, 2019, compensation cost under the ESPP was $0.3 million and $0.2 million, respectively.
10.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, which exclude unvested restricted stock and shares of our common stock underlying RSUs and stock options that are considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of 141,000 shares and 96,000 shares were excluded from the calculation of diluted earnings per share as of September 26, 2020 and September 28, 2019, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Numerator
Net income	$34,259	$21,308	$70,919	$66,213
Denominator:
Weighted average basic shares outstanding	32,281	32,522	32,317	32,656
Effect of stock-based compensation awards	90	72	77	82
Weighted average diluted shares outstanding	32,371	32,594	32,394	32,738
Earnings Per Share:
Basic	$1.06	$0.66	$2.19	$2.03
Diluted	$1.06	$0.65	$2.19	$2.02

11.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel shares of Dorman common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). 401(k) Plan participants can no longer purchase shares of Dorman common stock as an investment option under the 401(k) Plan. Shares are purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. For the nine months ended September 26, 2020, we repurchased and cancelled 15,280 shares of common stock held in the 401(k) Plan for $1.1 million at an average price of $73.49 per share. During the year ended December 28, 2019, we repurchased and cancelled 22,380 shares of common stock held in the 401(k) Plan for $1.9 million at an average price of $87.26 per share.

Our Board of Directors authorized a share repurchase program of up to $400 million through December 31, 2020. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. For the nine months ended September 26, 2020, we repurchased and cancelled 218,836 shares of common stock for $16.2 million at an average price of $73.99 per share under this program. For the year ended December 28, 2019, we repurchased and cancelled 499,564 shares of common stock for $39.4 million at an average price of $78.84 per share under this program. At September 26, 2020, $127.7 million was available for repurchase under this share repurchase program.

On October 27, 2020, the Company’s Board of Directors approved a resolution to increase and extend its share repurchase program by an additional $100 million, raising the aggregate authorization under the program to $500 million and extending it through December 31, 2022.
12.	Related-Party Transactions

We have a non-cancelable operating lease for a facility housing our corporate headquarters and a distribution center with a partnership in which Steven L. Berman, our Executive Chairman, and other members of the Berman family, are partners. Based upon the terms of the lease, payments will be $1.6 million in fiscal 2020 and were $1.6 million in fiscal 2019. This lease will expire on December 31, 2022. The right-of-use asset and total lease liabilities related to this lease were both $3.5 million as of September 26, 2020. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party when the lease was renewed in November 2016.

As of September 30, 2020, the beginning of our fourth quarter, another company in which Steven L. Berman, our Executive Chairman, and other members of the Berman family, are owners (the “Berman Real Estate Company”), acquired from an unaffiliated third-party owner the real estate and building which we were leasing from such third-party owner. In connection with the Berman Real Estate Company’s acquisition, we entered into a new non-cancelable operating lease agreement with the Berman Real Estate Company to continue leasing the facility. In the opinion of our Audit Committee, the terms and rates of this lease are no less favorable than those which could have been obtained from an unaffiliated party when the lease was entered into in September 2020.

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

At September 26, 2020, we had $1.1 million of net unrecognized tax benefits, $1.0 million of which would lower our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 26, 2020, we had approximately $0.1 million of accrued interest and penalties related to uncertain tax positions.

We file income tax returns in the United States, Canada, China, India, and Mexico. All years before 2016 are closed for United States federal tax purposes. Tax years before 2015 are closed for the states in which we file. Tax years before 2017 are closed for tax purposes in Canada. Tax years before 2016 are closed for tax purposes in China. Tax years before 2015 are closed for tax purposes in Mexico. All tax years remain open for India.

14.	Fair Value Disclosures

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments.
15.	New and Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the need to perform a hypothetical purchase price allocation to measure goodwill impairment. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this ASU effective December 29, 2019, the beginning of our 2020 fiscal year. Adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which was subsequently amended in November 2018 through ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments Credit Losses. ASU 2016-13 requires entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financial receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for loss receivables that are current with respect to their payment terms. ASU 2016-13 is effective for companies beginning with fiscal years beginning after December 15, 2019. We adopted this ASU effective December 29, 2019, the beginning of our 2020 fiscal year. Adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related disclosures.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q. As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries.

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

Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors (many of which are outside of our control) which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to: (i) competition in the automotive aftermarket industry; (ii) unfavorable economic conditions; (iii) the loss or decrease in sales among one of our top customers; (iv) customer consolidation in the automotive aftermarket industry; (v) foreign currency fluctuations and our dependence on foreign suppliers; (vi) extending credit to customers; (vii) the loss of a key supplier; (viii) limited customer shelf space; (ix) reliance on new product development; (x) changes in automotive technology and improvements in the quality of new vehicle parts; (xi) inability to protect our intellectual property and claims of intellectual property infringement; (xii) quality problems with products after their production and sale to customers; (xiii) loss of third-party transportation providers on whom we depend; (xiv) unfavorable results of legal proceedings; (xv) our executive chairman and his family owning a significant portion of the Company; (xvi) operations may be subject to quarterly fluctuations and disruptions from events beyond our control; (xvii) cyber-attacks; (xviii) imposition of taxes, duties or tariffs; (xix) the level of our indebtedness; (xx) exposure to risks related to accounts receivable; (xxi) the phaseout of LIBOR or the impact of the imposition of a new reference rate; (xxii) volatility in the market price of our common stock and potential securities class action litigation; (xxiii) losing the services of our executive officers or other highly qualified and experienced contributors; (xxiv) the inability to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully; (xxv) the effects of widespread public health epidemics, including COVID-19; and (xxvi) the failure to maintain sufficient inventory to meet customer demand or failure to anticipate future changes in customer demands. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

See the “Statement Regarding Forward Looking Statements,” Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019 and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q for additional information regarding forward-looking statements and the factors that could cause actual results to differ materially from those anticipated in the forward-looking statements. The Company is under no obligation to, and expressly disclaims any such obligation to, update any of the information in this document, including but not limited to any situation where any forward-looking statement later turns out to be inaccurate whether as a result of new information, future events or otherwise.

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

This Quarterly Report on Form 10-Q contains the registered and unregistered trademarks or service marks of Dorman and are the property of Dorman Products, Inc. and/or its affiliates. This Quarterly Report on Form 10-Q also may contain additional trade names, trademarks or service marks belonging to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with or endorsement or sponsorship of us by these parties.

Overview

We are one of the leading suppliers of replacement parts and fasteners for passenger cars, light trucks, and heavy-duty trucks in the automotive aftermarket industry. As of December 28, 2019, we marketed approximately 78,000 distinct stock keeping units (“SKU’s”) as compared to approximately 77,000 as of December 29, 2018, many of which we designed and engineered. This number excludes private label SKU’s and other variations in how we market, package and distribute our products, includes distinct SKU’s of acquired companies, and reflects distinct SKU’s that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We are one of the leading aftermarket suppliers of original equipment (“OE”) “dealer exclusive” parts. OE “dealer exclusive” parts are those parts which were traditionally available to consumers only from OE manufacturers or salvage yards. These parts include, among other parts: intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, complex electronics modules and exhaust gas recirculation (EGR) coolers.

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

Early in 2019, we began the process of transferring operations of our existing distribution facility in Portland, Tennessee to a new, larger facility nearby. The new 800,000 square foot facility became fully operational in October 2019. In the second quarter of 2019, we began incurring additional costs related to start up inefficiencies and duplication of facility overhead and operating costs primarily related to those facility consolidation activities. We began implementing productivity initiatives in the fourth quarter of 2019 to address those inefficiencies and costs while at the same time expanding the facility to cover an aggregate of approximately 1 million square feet, which expansion was completed in June 2020. In the second quarter of 2020, the productivity levels at the new facility improved and costs began returning to typical levels, in-line with our expectations. We expect our distribution costs to continue to moderate back to more typical levels as we move through the remainder of 2020, subject to the impact of COVID-19.

We operate on a fifty-two or fifty-three-week period ending on the last Saturday of the calendar year. Our 2020 fiscal year will be a fifty-two-week period that will end on December 26, 2020. Our fiscal 2019 was a fifty-two-week period that ended on December 28, 2019.

Impacts of COVID-19

The COVID-19 pandemic has resulted and is expected to continue to result in significant economic disruption. Since COVID-19 was declared a pandemic, state orders shutting down or restricting business operations to contain the spread of COVID-19 have generally exempted automotive repair and the related supply and distribution of parts as those businesses have generally been classified as critical, essential or life-sustaining. Therefore, the vast majority of our retail and wholesale customers have been and currently remain open for business. In turn, all of our U.S. facilities have also remained, and currently remain, open and operating, with modified staffing in certain locations where appropriate. We have taken actions to promote the welfare of our employees by enhancing safety protocols, including requiring administrative employees to work from home where applicable and implementing social distancing and robust sanitization practices at our facilities. We also have adopted a COVID-19 sick leave policy providing continued salary and benefits to eligible employees. We have had to adjust our operations and inventory levels as demand has fluctuated due to government-imposed restrictions being imposed and then subsequently lifted or modified across the United States.

As previously disclosed, in late March, we began experiencing softening customer demand as a result of government-imposed restrictions designed to slow the spread of COVID-19. While customer orders dropped significantly in April due to government-imposed restrictions, we saw a rapid recovery as the second quarter progressed with May orders flat to prior year and June orders up significantly above prior year. We continued to see an increase in orders in the third quarter, where sales performance reached a record high for the Company. However, as government-imposed restrictions vary across the United States and continue to change, it remains difficult to determine the full impact that the pandemic will have on the overall demand environment. Correspondingly, to the extent there may be fluctuations in demand as a result of the pandemic, it remains difficult to determine the full impact that the pandemic will have on various aspects of our operations, including, but not limited to, inventory levels, our ability to fulfill contractual requirements and staffing at our facilities.

Dorman’s balance sheet remains healthy and strong, enabling us to take the following actions in the third quarter:

•

We decreased the levels of receivables collected under our factoring program by $104 million, returning to historical levels, with total factoring costs down $3 million from the same quarter last year.

•	In June 2020 we repaid the $99.0 million drawdown that we made under our revolving credit facility at the end of March 2020 to enhance our liquidity.
•	During the first quarter of fiscal 2020, we suspended share repurchases under our share repurchase program in light of COVID-19; however, we resumed such repurchases in August 2020.

As a result of these actions, as of September 26, 2020, we had no amounts drawn under our revolving credit facility (excluding $0.8 million of issued but undrawn letters of credit) and approximately $170.5 million in cash and cash equivalents. We believe that our asset-light model and level of liquidity position us well to navigate the current economic disruption associated with the ongoing COVID-19 pandemic.

During the third quarter, we estimate a negative impact of $0.03 to diluted EPS for out-of-pocket costs related to the COVID-19 pandemic.

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

New Product Development

New product development is an important success factor for us and traditionally has been our primary vehicle for growth. We have made incremental investments to increase our new product development efforts each year since 2003 to grow our business and strengthen our relationships with our customers. The investments primarily have been in the form of increased product development resources, increased customer and end-user awareness programs, and customer service improvements. These investments historically have enabled us to provide an expanding array of new product offerings and grow revenues at levels that generally have exceeded market growth rates. As a result of these investments, we introduced 2,310 new distinct SKU’s to our customers and end users during the nine months ended September 26, 2020, including 1,000 new-to-the-aftermarket SKU’s. We introduced 5,239 distinct SKU’s to our customers and end users in the fiscal year ended December 28, 2019, including 1,625 new-to-the-aftermarket SKU’s.

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

Another area of focus has been on Dorman HD Solutions™, a line of products we market for the medium and heavy-duty truck sector of the automotive aftermarket industry. We believe that this sector provides many of the same opportunities for growth that the passenger car and light truck sector of the automotive aftermarket industry has provided us. Through Dorman HD Solutions™, we specialize in what formerly were “dealer exclusive” parts similar to how we have approached the passenger car and light duty truck sector. During the nine months ended September 26, 2020, we introduced 367 SKU’s in this product line. We expect to continue to invest in the medium and heavy-duty product category.

Acquisitions

Our growth is also impacted by acquisitions. For example, on January 2, 2020, we acquired the remaining 60% of the outstanding stock of Power Train Industries, Inc. (“PTI”). We may acquire businesses in the future to supplement our financial growth, increase our customer base, add to our distribution capabilities or enhance our product development resources, among other reasons.

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

Discounts, Allowances and Incentives

We offer a variety of customer discounts, rebates, return allowances and other incentives. We may offer cash discounts for paying invoices in accordance with the specified discount terms of the invoice. In addition, we may offer pricing discounts based on volume purchased from us or other pricing discounts related to programs under a customer’s agreement. These discounts can be in the form of “off-invoice” discounts and are immediately deducted from sales at the time of sale. For those customers that choose to receive a payment on a quarterly or annual basis instead of “off-invoice,” we accrue for such payments as the related sales are made and reduce sales accordingly. Finally, rebates and discounts are provided to customers to support promotional activities such as advertising and sales force allowances, and allowances for warranty and overstock returns may also be provided.

Our customers, particularly our larger retail customers, regularly seek more favorable pricing and product return provisions and extended payment terms when negotiating with us. We attempt to avoid or minimize these concessions as much as possible, but we have granted pricing concessions, indemnification rights, extended customer payment terms and allowed a higher level of product returns in certain cases. These concessions impact net sales as well as our profit levels and may require additional capital to finance the business. We expect our customers to continue to exert pressure on our margins.

New Customer Acquisition Costs

New customer acquisition costs refer to arrangements under which we incur change-over costs to induce a customer to switch from a competitor’s brand. In addition, change-over costs include the costs related to removing the new customer’s inventory and replacing it with our inventory, which is commonly referred to as a stock-lift. New customer acquisition costs are recorded as a reduction to revenue when incurred.

Product Warranty and Overstock Returns

Many of our products carry a lifetime limited warranty, which generally covers defects in materials or workmanship and failure to meet specifications. In addition to warranty returns, we also may permit our customers to return new, undamaged products to us within customer-specific limits if they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency and average cost of the claim and the probability of the customer return. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Revision to these estimates is made when necessary, based upon changes in these factors. We regularly study trends of such claims.

Foreign Currency

Our products are purchased from suppliers in the U.S. and a variety of non-U.S. countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent the U.S. dollar changes in value relative to foreign currencies in the future, the price of the product for new purchase orders may change in equivalent U.S. dollars.

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

Impact of Tariffs

Effective the third quarter of 2018, the Office of the United States Trade Representative (USTR) imposed three additional tranches of tariffs on approximately $250 billion worth of Chinese imports. Tariffs ranged from 10% to 25% depending on the commodity. Effective for shipments departing China on or after May 10, 2019, the USTR modified the tranches to impose tariffs of 25% for all commodities. In addition, effective September 1, 2019, the USTR imposed the fourth tranche of tariffs on approximately $300 billion worth of Chinese imports with a tariff rate of 15%, which was reduced to 7.5% in February 2020. The tariffs enacted to date will increase the cost of many products that are manufactured for us in China. We are taking several actions to mitigate the impact of the tariffs including, but not limited to, price increases to our customers and cost concessions from our suppliers. We expect to continue mitigating the impact of tariffs in fiscal 2020 primarily through selling price increases to offset the higher tariffs incurred. Tariffs are not expected to have a material impact on our net income but are expected to increase net sales and lower our gross and operating profit margins to the extent that these additional costs are passed through to customers.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations:

	Three Months Ended*				Nine Months Ended*
(in millions)	September 26, 2020		September 28, 2019		September 26, 2020		September 28, 2019
Net sales	$300.6	100.0%	$253.8	100.0%	$791.5	100.0%	$751.8	100.0%
Cost of goods sold	$192.8	64.1%	$166.9	65.8%	$519.8	65.7%	$490.2	65.2%
Gross profit	$107.8	35.9%	$86.9	34.2%	$271.7	34.3%	$261.6	34.8%
Selling, general and administrative expenses	$63.0	21.0%	$60.0	23.6%	$184.3	23.3%	$177.6	23.6%
Income from operations	$44.8	14.9%	$27.0	10.6%	$87.5	11.0%	$83.9	11.2%
Other (expense) income, net	$(0.0)	0.0%	$0.0	0.0%	$2.3	0.3%	$0.1	0.0%
Income before income taxes	$44.8	14.9%	$27.0	10.6%	$89.8	11.3%	$84.0	11.2%
Provision for income taxes	$10.5	3.5%	$5.7	2.2%	$18.9	2.4%	$17.8	2.4%
Net income	$34.3	11.4%	$21.3	8.4%	$70.9	9.0%	$66.2	8.8%

* Amounts and percentage of sales information does not add due to rounding

Three Months Ended September 26, 2020 Compared to Three Months Ended September 28, 2019

Net sales increased 18.4% to $300.6 million for the three months ended September 26, 2020 from $253.8 million for the three months ended September 28, 2019. The increase in net sales was primarily organic and driven by increased volumes during the quarter.

Gross profit margin was 35.9% of net sales for the three months ended September 26, 2020 compared to 34.2% of net sales for the three months ended September 28, 2019. The gross profit margin was higher primarily due to improved productivity at our Portland, TN distribution facility as well as lower provisions for excess and obsolete inventory as our efforts to improve our end-to-end supply chain began to show results.

Selling, general and administrative expenses were $63.0 million, or 21.0% of net sales, for the three months ended September 26, 2020 compared to $60.0 million, or 23.6% of net sales, for the three months ended September 28, 2019. Approximately 270 basis points of the decrease in selling, general and administrative expense as a percentage of net sales was due to improved leverage from the $47 million increase in net sales as compared to the third quarter of 2019. Additionally, the Company drove operating cost savings from productivity improvements in our Portland, TN distribution facility, as well as reduced travel expenses stemming from COVID-19 restrictions.

Our effective tax rate was 23.5% for the three months ended September 26, 2020 compared to 21.1% for the three months ended September 28, 2019. The increase in effective tax rate in the third quarter of 2020 is primarily due to the impact of foreign operations.

Nine Months Ended September 26, 2020 Compared to Nine Months Ended September 28, 2019

Net sales increased 5.3% to $791.5 million for the nine months ended September 26, 2020 from $751.8 million for the nine months ended September 28, 2019. The increase in net sales was primarily organic and driven by increased volumes specifically within the third quarter.

Gross profit margin was 34.3% of net sales for the nine months ended September 26, 2020 compared to 34.8% of net sales for the nine months ended September 28, 2019. The gross profit margin was lower primarily due to incremental costs associated with COVID-19, including costs related to safety measures implemented at our sites and our COVID-19 sick leave policy, and higher customer provisions in 2020 as compared to 2019.

Selling, general and administrative expenses were $184.3 million, or 23.3% of net sales, for the nine months ended September 26, 2020 compared to $177.6 million, or 23.6% of net sales, for the nine months ended September 28, 2019. The decrease in selling, general and administrative expense as a percentage of net sales during the period was primarily due to productivity improvements in our Portland distribution facility, as well as reduced travel expenses stemming from COVID-19 restrictions.

Other Income, net was $2.3 million for the nine months ended September 26, 2020 which includes a gain of $2.5 million recognized as the difference between the carrying value of our previously held equity method investment in PTI and the implied fair value when we acquired PTI fully in January 2020.

Our effective tax rate was 21.0% for the nine months ended September 26, 2020 compared to 21.2% for the nine months ended September 28, 2019.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by our customers. Cash and cash equivalents at September 26, 2020 increased to $170.5 million from $68.4 million at December 28, 2019. The increase primarily related to cash provided from operating activities. Working capital was $591.5 million at September 26, 2020 compared to $534.1 million at December 28, 2019. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, the outcome of contingencies or other factors, including the impact of the COVID-19 pandemic. See Note 7, “Commitments and Contingencies”, in the accompanying condensed consolidated financial statements for additional information regarding commitments and contingencies that may affect our liquidity.

Tariffs

Tariffs also increase our uses of cash since we pay for the tariffs upon the arrival of our goods in the United States but collect the cash on any passthrough price increases from our customers on a delayed basis according to the payment terms negotiated with our customers.

Payment Terms and Accounts Receivable Sales Programs

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers that allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash upfront than if we collected those accounts receivable ourselves in due course. Moreover, to the extent that any of these accounts receivable sales programs bear interest rates tied to the London Inter-Bank Offered Rate (“LIBOR”), as LIBOR rates increase our cost to sell our receivables also increases. See Item 3. Quantitative and Qualitative Disclosures about Market Risk for more information. Further extensions of customer payment terms will result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

During the nine months ended September 26, 2020 and September 28, 2019, we sold approximately $568.3 million and $530.7 million of accounts receivable, respectively, under these programs. The increase in sales of accounts receivable reflects our efforts to enhance our liquidity in the second quarter of 2020 in light of COVID-19. In the third quarter of 2020, we decreased the levels of receivables sold under these programs by $104 million, returning to more historical levels. We have capacity to sell increased levels of accounts receivable under our available programs if liquidity needs arise, whether due to continued impacts of COVID-19 or other factors.

Credit Agreement

We have a credit agreement, expiring in December 2022, that provides for a revolving credit facility of $100.0 million and, subject to certain requirements, gives us the ability to request increases in revolving credit commitments of up to an additional $100.0 million. Borrowings under the credit agreement are on an unsecured basis. At the Company’s election, the interest rate applicable to borrowings under the credit agreement will be either (1) the Prime Rate as announced by Wells Fargo from time to time, (2) an Adjusted LIBOR Market Index Rate as measured by the LIBOR Market Index Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA, or (3) an Adjusted LIBOR Rate as measured by the LIBOR Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA. The interest rate at September 26, 2020 was LIBOR plus 65 basis points (0.80%). During the occurrence and continuance of an event of default, all outstanding revolving credit loans will bear interest at a rate per annum equal to 2.00% in excess of the greater of (1) the Prime Rate or (2) the Adjusted LIBOR Market Index Rate then applicable. The credit agreement also contains covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement. The credit agreement also requires us to pay a fee of 0.10% on the average daily unused portion of the facility, provided the fee will not be charged on the first $30 million of the revolving credit facility.

In March 2020, we took proactive steps to increase our cash position and preserve financial flexibility in light of uncertainties from the COVID-19 pandemic by drawing down $99.0 million from the revolving credit facility. Early in the third quarter of 2020, we repaid the $99.0 million of outstanding borrowings under this revolving credit facility.

As of September 26, 2020, there were no borrowings under the credit agreement and we had two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, there was approximately $99.2 million available under the credit agreement at September 26, 2020.

As of September 26, 2020, we were not in default with respect to the credit agreement. We paid $0.2 million and $0.4 million in interest during the three and nine months ended September 26, 2020, respectively.

Cash Flows

The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands)	September 26, 2020	September 28, 2019
Cash provided by operating activities	$145,719	$59,650
Cash used in investing activities	(26,369)	(24,656)
Cash provided by (used in) financing activities	(17,201)	(24,282)
Net increase (decrease) in cash and cash equivalents	$102,149	$10,712

During the nine months ended September 26, 2020, cash provided by operating activities was $145.7 million compared to cash provided by operating activities of $59.7 million during the nine months ended September 26, 2019. The $86 million increase was driven by the favorable effects of higher accounts payable and accrued liabilities, due to the timing of payments, partially offset by the negative effects of higher accounts receivable during the nine months ended September 26, 2020.

Investing activities used cash of $26.4 million and $24.7 million during the nine months ended September 26, 2020 and September 28, 2019, respectively. Cash usage for investing activities was $1.7 million higher during the nine months ended September 26, 2020, as lower cash used for capital expenditures was more than offset by cash used for the acquisition of PTI.

Financing activities used $17.2 million of cash during the nine months ended September 26, 2020 compared to $24.3 million of cash used during the nine months ended September 28, 2019.

During the nine months ended September 26, 2020, we paid $16.2 million to repurchase 218,836 common shares under our share repurchase plan. During the nine months ended September 28, 2019, we paid $22.8 million to repurchase 272,564 common shares under the share repurchase plan.

The remaining uses of cash from financing activities in each period result primarily from the repurchase of our common stock from our 401(k) Plan.

In light of COVID-19, during the first quarter of fiscal 2020, we temporarily suspended repurchases under the previously disclosed share repurchase program approved by our board of directors. We resumed our repurchase program in August 2020.

During the nine months ended September 26, 2020, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 28, 2019.

New and Recently Adopted Accounting Pronouncements

Please refer to Note 15, New and Recently Adopted Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. All our available credit and accounts receivable sales programs bear interest at rates tied to LIBOR. Under the terms of our credit agreement and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under the accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. A one percentage point increase in the discount rates under the accounts receivable sales programs would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $4.9 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future.

Historically we have not used, and currently do not intend to use, derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risks, or interest rate risks from the use of derivative instruments. We did not hold any foreign exchange forward contracts at September 26, 2020.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended September 26, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information set forth under Note 7, “Commitments and Contingencies,” to the Notes to Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report is incorporated herein by reference.

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

Any outbreaks of contagious diseases, public health epidemics and other adverse public health developments in countries where we, our customers and suppliers, operate could have a material and adverse effect on our business, results of operations and financial condition. The COVID-19 pandemic has adversely impacted, and is expected to continue to adversely impact, our business, and the nature and extent of the impact may be highly uncertain and beyond our control. Uncertain factors relating to COVID-19 include the duration, spread and severity of the virus, the effects of the COVID-19 pandemic on our customers, vendors, suppliers and employees, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

As a result of COVID-19 and the measures designed to contain its spread, our sales have been, and could continue to be negatively impacted as a result of disruption in demand, which could have a material and adverse effect on our business, results of operations and financial condition. Similarly, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations. Further, in the event any members of our workforce, or those of our suppliers, contract COVID-19 or are otherwise compelled to self-quarantine, we may experience shortages in labor and services that we require for our operations. Our increased use of remote work environments and virtual platforms in response to the COVID-19 pandemic may also increase our risk of cyber-attacks or data security breaches.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 26, 2020, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
June 28, 2020 through July 25, 2020 (1)	1,208	$63.56	—	$138,465,024
July 26, 2020 through August 22, 2020 (2)	37,250	$83.85	30,847	$135,871,785
August 23, 2020 through September 26, 2020 (3)	98,042	$84.73	96,010	$127,738,974
Total	136,500		126,857	$127,738,974

(1)

Includes 108 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock during the period. The restricted stock was granted to participants in prior periods pursuant to our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan”). Also includes 1,100 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 9, Stock-Based Compensation, to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) (the “401(k) Plan”).

(2)

Includes 463 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock during the period. The restricted stock was granted to participants in prior periods pursuant to our 2008 Stock Option and Stock Incentive Plan (the “2008 Plan”) and our 2018 Plan. Also includes 5,940 shares purchased from the 401(k) Plan.

(3)

Includes 142 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock during the period. The restricted stock was granted to participants in prior periods pursuant to our 2008 Plan. Also includes 1,890 shares purchased from the 401(k) Plan.

(4)

As of September 26, 2020, our share repurchase program, authorized by our Board of Directors, provided for the repurchase of up $400 million of our outstanding common stock through December 31, 2020. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. We repurchased 126,857 shares under this program during the three months ended September 26, 2020. On October 27, 2020, the Company’s Board of Directors approved a resolution to increase and extend its share repurchase program by an additional $100 million, raising the aggregate authorization under the program to $500 million and extending it through December 31, 2022.

.

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

The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended September 26, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended September 26, 2020, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

October 29, 2020

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)

 October 29, 2020

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)