Form 10-K
period 2020-12-26
Dorman Products, Inc.
filed 2021-02-22
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2020

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on an attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐       No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 27, 2020 was $1,412,107,399.

As of February 18, 2021, the registrant had 32,177,051 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, in connection with its 2021 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 26, 2020, are incorporated by reference into PART III of this Annual Report on Form 10-K.

DORMAN PRODUCTS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 26, 2020

The Company’s fiscal year ends on the last Saturday of the calendar year.

References to	Refers to the year ended
Fiscal 2017	December 30, 2017
Fiscal 2018	December 29, 2018
Fiscal 2019	December 28, 2019
Fiscal 2020	December 26, 2020

As used herein, unless the context otherwise requires, “Dorman,” “the Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries.

This Annual Report on Form 10-K contains the registered and unregistered trademarks or service marks that are the property of Dorman Products, Inc. and/or its affiliates. This Annual Report on Form 10-K also may contain additional trade names, trademarks or service marks belonging to other companies. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by these parties.

Statement Regarding Forward-Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements related to the global coronavirus pandemic (“COVID-19”), net sales, diluted earnings per share, gross profit, gross margin, selling, general and administrative expenses, income tax expense, income before income taxes, net income, cash and cash equivalents, indebtedness, liquidity, the Company’s share repurchase program, the Company’s outlook, the Company’s growth opportunities and future business prospects, operational costs and productivity initiatives, customs duties and mitigation of tariffs, long-term value, acquisitions and acquisition opportunities, investments, cost offsets, quarterly fluctuations, new product development, customer concessions, and fluctuations in foreign currency. Words such as “may,” “believe,” “demonstrate,” “expect,” “estimate,” “forecast,” “project,” “plan,” “anticipate,” “intend,” “should,” “will” and “likely” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statements are not forward-looking. In addition, statements that are not historical should also be considered forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors (many of which are outside of our control) which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in PART I, ITEM 1A, “Risk Factors.” The Company is under no obligation to (and expressly disclaims any such obligation to) update any of the information in this report if any forward-looking statement later turns out to be inaccurate whether as a result of new information, future events or otherwise.

PART I

ITEM 1. Business.

General

We are one of the leading suppliers of replacement parts and fasteners for passenger cars, light trucks, and heavy-duty trucks in the automotive aftermarket industry. As of December 26, 2020, we marketed approximately 81,000 distinct parts compared to approximately 78,000 as of December 28, 2019, many of which we designed and engineered. This number excludes private label stock keeping units and other variations in how we market, package and distribute our products, includes distinct parts of acquired companies and reflects distinct parts that have been discontinued at the end of their lifecycle. We are one of the leading aftermarket suppliers of original equipment (“OE”) “dealer exclusive” parts. Original equipment “dealer exclusive” parts are those which were traditionally available to consumers only from original equipment manufacturers or used parts from salvage yards and include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers and complex electronics modules. Fasteners include such items as oil drain plugs, wheel bolts, and wheel lug nuts. For fiscal 2020, approximately 75% of our products were sold under brands that we own, and the remainder of our products were sold for resale under customers' private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as Advance Auto Parts, Inc. (“Advance”), AutoZone, Inc. (“AutoZone”), and O'Reilly Automotive, Inc. (“O’Reilly”)), including through their online platforms; national, regional and local warehouse distributors (such as Genuine Parts Co. – NAPA (“NAPA”)); and specialty markets, and salvage yards. We also distribute automotive aftermarket parts internationally, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East, and Australia.

The Automotive Aftermarket Industry

The automotive aftermarket industry has two distinct sectors: parts for passenger cars and light trucks, which accounted for projected industry sales of approximately $281.3 billion in 20201, and parts for medium and heavy-duty trucks, which accounted for projected industry sales of approximately $98.8 billion in 20201. We sell products primarily for passenger cars and light trucks, including those with diesel engines, and for medium and heavy-duty trucks. Two distinct groups of end-users buy replacement vehicle parts for passenger cars and light trucks: (i) individual consumers, who purchase parts to perform "do-it-yourself" repairs on their own vehicles; and (ii) professional installers, which include vehicle repair shops and dealership service departments. Individual consumers typically are supplied through retailers and the retail arms of warehouse distributors. Vehicle repair shops generally purchase parts through local independent parts wholesalers and national parts distributors. Automobile dealership service departments generally obtain parts through the distribution systems of vehicle manufacturers and specialized national and regional parts distributors.

Spending in the aftermarket for parts for passenger cars and light trucks, as well as medium and heavy-duty trucks, generally can be grouped into three categories: discretionary, maintenance, and repair. Discretionary, such as accessories and performance, tends to move in-line with consumer discretionary spending. Maintenance is composed of products and services, such as oil and oil changes, and tends to be less correlated with discretionary spending. Repair consists mainly of replacement parts that fail over time and tends to be less cyclical as it is largely comprised of parts necessary for a vehicle to function properly or safely. The majority of our products fall into the repair category.

The increasing complexity and the number of different makes and models of automobiles have resulted in a significant increase in the number of products required to service the domestic and foreign automotive fleets. Accordingly, the number of parts required to be carried by retailers and wholesale distributors has increased substantially, which is reflected in the increase in the number of distinct parts we marketed in 2020 as compared to 2019. The requirement to include more products in inventory and the significant consolidation among distributors of automotive replacement parts have in turn resulted in larger distributors. See ITEM 1A, “Risk Factors – Risks Related to Our Business – Our Industry, Operations and Competition” for information regarding the potential impacts of consolidation on our business.

1 Source: 2021 Auto Care Association Factbook

Retailers and others who purchase automotive aftermarket parts for resale are constrained to a finite amount of space in which to display and stock products. Thus, the reputation for quality, customer service, and line profitability that a supplier provides are significant factors in a retailer’s or other reseller’s decision as to which product lines to carry in the limited space available. Further, because of the efficiencies achieved through the ability to order all or part of a complete line of products from one supplier (with possible volume discounts), as opposed to satisfying the same requirements through a variety of different sources, retailers and other resellers of automotive aftermarket parts seek to purchase products from fewer but stronger suppliers.

Brands and Products

We market our products under the DORMAN® brand name and several sub-brands, which identify products that address specific segments of the automotive aftermarket industry. In addition, across all our sub-brands, customers can find a subset of products that have been branded DORMAN® OE FIX™ products.

Some of our most popular brands include:

DORMAN® OE Solutions® - A wide variety of replacement parts we introduced to the automotive aftermarket, covering many product categories across all areas of the vehicle, including fluid reservoirs, variable valve timing components, complex electronics, and integrated door lock actuators.

DORMAN® OE FIX™ - Dorman’s distinct repair innovations that you cannot get from original equipment manufacturers, all designed to save time, money or hassle.

DORMAN® HD Solutions™ - Heavy-duty aftermarket parts for class 4-8 vehicles. These products include lighting, cooling, engine management, wheel hardware, air tanks and cab products.

DORMAN® HELP!® - Broad assortment of small automotive replacement parts that are primarily sold in retail store fronts such as door handles, keyless remotes and cases and door hinge repair parts.

DORMAN® Conduct-Tite® - A wide array of electrical components for common repairs as well as for enthusiasts to customize and upgrade their vehicles.

We group our products into four major classes: powertrain, chassis, automotive body, and hardware. The following table represents each of the four classes as a percentage of net sales for each of the last three fiscal years:

	Percentage of Net Sales
	Year Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Powertrain	40%	40%	40%
Chassis	30%	30%	29%
Automotive Body	25%	25%	26%
Hardware	5%	5%	5%
Total	100%	100%	100%

Our powertrain product line includes intake and exhaust manifolds, cooling products, harmonic balancers, fluid lines, fluid reservoirs, connectors, 4-wheel drive components and axles, drain plugs, and other engine, transmission and axle components. Chassis products include control arms, ball joints, tie-rod ends, brake hardware and hydraulics, wheel and axle hardware, suspension arms, knuckles, links, bushings, and other suspension, steering, and brake components. Our line of automotive body products includes door handles and hinges, window lift motors, window regulators, switches and handles, wiper components, lighting, electrical, and other interior and exterior automotive body components. Hardware products include threaded bolts, auto body and home fasteners, automotive and home electrical wiring components, and other hardware assortments and merchandise.

We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products. Our standard warranty limits the end-user’s remedy to the repair or replacement of the part that is defective.

Product Development

Product development and continuous innovation are central to our business. The development of a broad range of products, many of which are not conveniently or economically available elsewhere, has enabled us to grow to our present size and is an important driver for our future growth. Our product strategy has been to design and engineer products, many of which we believe are better and easier to install and/or use than the original parts they replace, and to commercialize automotive parts for the broadest possible range of uses. New product ideas are reviewed by our product management staff and a cross-functional in-house team. The following table represents the number of distinct parts we introduced for each of the last three fiscal years:

	December 26, 2020	December 28, 2019	December 29, 2018
New to the aftermarket	1,433	1,625	1,716
Line extensions	2,046	3,614	3,827
Total distinct parts introduced	3,479	5,239	5,543

In 2020, we introduced several new product categories to the aftermarket including: a new build electronic power steering rack, complete wiper motor and linkage arm assemblies, pre-pressed axles, loaded brake backing plates and flexible fuel lines. Each of these solutions gives installers and consumers additional choice when searching for reliable, affordable replacements.

Other innovative technologies we released in 2020 include climate control modules, new fuel pump driver modules and loaded knuckles, many of which are DORMAN® OE FIXTM products providing additional durability against wear and elements to reduce potential failure points to help avoid the need for future repairs.

Our product teams also grow and expand existing categories by introducing new products that are designed to fit more vehicles, providing enhanced opportunities for aftermarket service providers to serve their customers. In 2020, we extended our lines in strategic categories such as valve covers, oil control valves, and drive shafts.

Some of our most popular innovations are those that provide vehicle owners significant savings over other repair alternatives, such as rust repair solutions. Our truck bed floor supports, differential covers and fuel tank crossmembers often eliminate the need to replace entire truck beds, axles and other large vehicle sections by facilitating direct repair of corroded components.

We also grew our lines of diesel and heavy-duty solutions in fiscal 2020, introducing hundreds of new products in categories such as nitrogen oxide sensors, LED forward lighting and diesel aftertreatment including: diesel exhaust fluid heaters and pumps and a selective catalytic reduction dosing module.

We reduced new product activity in the first half of 2020 due to uncertainties related to COVID-19. We increased new product development and commercialization in the second half of 2020 as overall market demand rebounded. As a result, we ended the year with lower new product introductions than the prior year. Development activities have returned to prior levels and we expect to return to our historical levels of performance in 2021.

Sales and Marketing

We market our products to three groups of purchasers who in turn supply individual consumers and professional installers. Our products are also available in our customers’ retail stores, on our customers’ websites, and through warehouse distributors. For the year ended December 26, 2020:

(i) approximately 58% of our net sales was generated from sales to automotive aftermarket retailers, including major chains such as Advance, AutoZone and O'Reilly;

(ii) approximately 31% of our net sales was generated from sales to warehouse distributors, such as NAPA, which may be local, regional or national in scope, and which also may engage in retail sales; and

(iii) approximately 11% of our net sales was generated from our heavy-duty channel and sales to special markets, which include, among others, mass merchants, such as Walmart, salvage yards and the parts distribution systems of OE parts manufacturers.

As of December 26, 2020, we had a sales and sales support team of over 110 people selling our products either directly to our customers or, with respect to certain select customers, indirectly through independent manufacturers’ representative agencies worldwide.

Our sales efforts are not directed merely at selling individual products, but more broadly towards selling our entire product portfolio. Our sales strategy includes increasing sales not only by securing new customers, but also by adding new product lines and expanding product selection within existing customers, in an effort to make our customers a destination for new-to-the-aftermarket products.

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

As of December 26, 2020, we serviced more than 3,600 active accounts. During fiscal 2020, three customers (Advance, AutoZone and O’Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for approximately 56% of net sales.

Manufacturing and Procurement

Substantially all of our products are manufactured by third parties. We engage third-party manufacturers around the world to develop and manufacture products according to our performance and design requirements, oftentimes using tooling that we own. In fiscal 2020, as a percentage of our total dollar volume of purchases, approximately 23% of our products were purchased from various suppliers throughout the United States and the balance of our products were purchased directly from suppliers outside of the United States. Our global supplier network provides access to a broad array of manufacturing capabilities and technologies while limiting our dependency on any single source of supply. While our supplier selection and sourcing programs will continue to leverage our strategic manufacturing firms for a substantial portion of our product portfolio, we also have qualified alternative sources available to provide additional support and capacity, if needed. We make a concerted effort to build and nurture strong, healthy relationships with our suppliers. In fiscal 2020, we purchased automotive products in substantial volumes from over 250 suppliers, and no single supplier accounted for more than 10% of our total product purchases in fiscal 2020.

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

Remanufacturing and Recycling Parts

Certain products we sell contain parts that can be recycled, or as more commonly referred to in our industry, remanufactured. We refer to the used product that is ultimately remanufactured as core. A used core is remanufactured and sold to the customer as a replacement for a unit on a vehicle. Customers and end-users that purchase remanufactured products will generally return the used core to us, which we then use in the remanufacturing process to make another finished good. Our core inventory consists of used cores purchased and held in our facilities, used cores that are in the process of being returned from our customers and end-users, and remanufactured cores held in finished goods inventory at our facilities. Our products that utilize cores include electronic control modules, hybrid batteries and complex mechatronics. We believe our remanufactured parts offer end-users an economical and safe way to maintain their cars on the road, while also reducing the impact to environment.

Competition

The automotive aftermarket industry is highly competitive. Competitive factors affecting the automotive aftermarket include price, product quality, breadth of product line, range of applications, customer service and the growth of e-commerce. Substantially all our products are subject to competition with similar products offered by other providers of automotive aftermarket repair and replacement parts. Some of these competitors are divisions and subsidiaries of companies much larger than us who possess a longer history of operations and greater financial and other resources than we do. We also face competition from OE manufacturers who sell through their dealerships many of the same replacement parts that we sell, although these manufacturers generally sell parts only for cars they produce. Our customers may also be successful in sourcing some of our products directly from our suppliers. Further, some of our private label customers also compete with us. For more information on risks relating to our competition, see ITEM 1A, “Risk Factors – Risks Related to Our Business – Our Industry, Operations and Competition.”

Seasonality

Our business can be affected by weather conditions. Extremely hot or cold weather generally results in an increase in automotive parts failure at an accelerated rate, which generally leads to an increase in our sales for the duration of the extreme weather event.

Impact of COVID-19

The COVID-19 pandemic has resulted and is expected to continue to result in significant economic disruption. COVID-19 caused state authorities to implement stringent measures to attempt to help control the spread of the virus, including business shutdowns and curtailments. Throughout the pandemic all of our U.S. facilities have remained, and currently remain, open and operating, with modified staffing in certain locations where appropriate. We have taken actions to promote the welfare of our employees by enhancing safety protocols. We have had to adjust our operations and inventory levels as demand has fluctuated due to government-imposed restrictions being imposed and then subsequently lifted or modified across the United States. As government-imposed restrictions vary and continue to change across the United States and elsewhere around the world, it remains difficult to determine the full impact that the pandemic will have on the overall demand environment as well as our ability to source parts and other materials to meet demand levels.

For a more detailed discussion of the impact of COVID-19 on our business, see “Human Capital Resources” below and ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impacts of COVID-19.”

Patents, Trademarks and Other Intellectual Property

We own a number of patents important to our business, and we expect to continue to file patent applications to protect our research and development investments in new products. As of December 26, 2020, we held 71 patents and 16 pending patent applications, including foreign counterpart patents and foreign applications. For the United States, patents may last 20 years from the date of the patent's filing, depending upon term adjustments made by the patent office. In addition, we hold numerous trademarks in the United States and other countries. We also have licenses to intellectual property for the manufacture, use and sale of certain of our products.

We obtain patent and other intellectual property rights used in connection with our business when practicable and appropriate. Historically, we have done so both organically, through commercial relationships and in connection with acquisitions.

For more information concerning the risks related to patents, trademarks and other intellectual property, see ITEM 1A, "Risk Factors – Risks Related to Our Business – Our Intellectual Property and Information Security.”

Human Capital Resources

General

As of December 26, 2020, we had 2,681 employees worldwide, substantially all of whom were employed full-time. Our employees are categorized by various functions. “Operations” consists of employees engaged in production, product distribution and inventory quality control. “Product Development” includes employees involved in product development and purchasing. “Quality and Engineering” consists of employees involved in internal and external quality management, manufacturing engineering, design, and testing. “Sales” includes employees employed in sales and customer service. “Administration” includes executive officers and individuals employed in finance, legal, information technology, human resources and other functions supporting our business. The following table shows employees by function and region.

	December 26, 2020
	U.S.	Non-U.S.	Total
Operations	1,976	37	2,013
Product Development	149	2	151
Quality and Engineering	157	35	192
Sales	141	19	160
Administration	165	-	165
Total Employees	2,588	93	2,681

None of our global employees is covered by a collective bargaining agreement. We consider our relations with our employees to be generally good.

Health and Safety

We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. We have created and implemented processes to help eliminate safety events and reduce their frequency and severity. We also review and monitor our performance closely. In response to COVID-19, we implemented and continue to implement safety measures in all our facilities to promote the welfare of our employees. For example, we enhanced safety protocols, including requiring administrative employees to work from home where applicable, and we implemented symptom screening, social distancing and robust sanitization practices at our facilities. In addition, we adopted a COVID-19 sick leave policy providing continued salary and benefits to eligible employees.

Inclusion and Diversity

We embrace the diversity of our employees, including their unique backgrounds, experiences, thoughts and talents. Employees are valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level.

Talent and Development

Our talent strategy is focused on attracting the best talent, recognizing and rewarding their performance while continually developing, engaging and retaining them. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations, and our management team routinely reviews employee turnover rates at various levels of the organization. Management also reviews employee engagement surveys to monitor employee morale and receive feedback on a variety of issues.

Compensation

We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry and in the geographies in which we compete for talent. In certain areas of our operations, such as our warehouse and distribution centers in Portland, Tennessee and Warsaw, Kentucky, we tend to see higher attrition rates among hourly workers than in our other locations, in large part due to competition from other warehouse and distribution operations nearby. We have implemented a number of benefits to help reduce employee turnover at those sites, such as counseling services and establishment of an employee relief fund.

For information on risks relating to our human capital resources, see ITEM 1A, “Risk Factors – General Risk Factors – Losing the services of our executive officers or other highly qualified and experienced employees, or failing to attract and retain any of such officers or employees, could adversely affect our business.”

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

Risks Related to Our Business

Our Industry, Operations and Competition

Our business is impacted by the age, condition and number of vehicles that need servicing and by improvements in the quality of new vehicle parts.

The size of the automobile aftermarket industry depends, in part, upon the growth in number of vehicles on the road, increase in average vehicle age, change in total miles driven per year, new or modified environmental and vehicle safety regulations, including fuel-efficiency and emissions reduction standards, increase in pricing of new cars and new car quality and related warranties. We believe the automobile aftermarket industry has been negatively impacted by the fact that the quality of more recent automotive vehicles and their component parts (and related warranties) has improved, thereby lengthening the repair cycle. Generally, if parts last longer, there will be less demand for our products, and the average useful life of automobile parts has been steadily increasing in recent years due to innovations in products and technology. In addition, the introduction by original equipment manufacturers of increased warranty and maintenance initiatives has the potential to decrease the demand for our products. These factors could have a material adverse effect upon our business, financial condition and results of operations.

Our industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products, some of which may have substantially greater financial, marketing and other resources than we do.

The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive aftermarket products. Due to the diversity of our product offering, we compete against a large cross section of aftermarket companies and brands, including, but not limited to, Cardone Industries, Inc., Standard Motor Products, Inc., Tenneco, Inc., Bosch Auto Parts, First Brands Group, LLC, Gates Corporation, Continental Automotive Systems, Inc. (VDO), MevoTech LP, ACDelco (owned by General Motors Company), Motorcraft (owned by Ford Motor Company) and numerous category specific competitors. In addition, we face competition from original equipment manufacturers, which, through their automotive dealerships, supply many of the same types of replacement parts we sell. Further, some of our private label customers also compete with us.

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

A significant percentage of our sales has been, and is expected to be, concentrated among a relatively small number of customers. During fiscal 2020, three customers (Advance, AutoZone and O’Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for approximately 56% of net sales. We anticipate that this concentration of sales among these customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results. In addition, any consolidation among our key customers may further increase our customer concentration risk.

Also, while we may enter into long-term agreements with certain of our significant customers, those agreements generally do not contain purchase commitments, which instead are set forth in individual purchase orders submitted by customers based on their then-current or projected needs. We have in the past, and may in the future, lose customers or lose a particular product line of a customer due to the highly competitive conditions in the automotive aftermarket industry, consolidation of customers and customer initiatives to buy direct from foreign suppliers or other business considerations. A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us or the number of our product lines they choose to carry, to change their manner of doing business with us, or to stop doing business with us, could have a material adverse effect on our business, financial condition and results of operations.

Because our sales are concentrated, and the market in which we operate is very competitive, we are under ongoing pressure from our customers to offer lower prices, extend payment terms, increase marketing and transportation allowances, provide enhanced rebates, discounts, rights of return and credits and offer other terms more favorable to these customers. These customer demands have put continued pressure on our operating margins and profitability and in the future could have a material adverse effect upon our business, financial condition and results of operations.

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure.

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure. This is the result of a number of industry trends, including the consolidated purchasing power of large customers, the growth of e-commerce and actions taken by some of our competitors in an effort to attract new business, including efforts to enhance their online presence. Price reductions may be required to remain competitive in light of such industry trends, and such reductions may impact our sales and profit margins. Our future profitability will depend in part upon our ability to respond to changes in product and distribution channel mix, to continue to improve our manufacturing and distribution efficiencies, to generate cost reductions, including reductions in the cost of components purchased from outside suppliers, and to maintain a cost structure that will enable us to offer competitive prices. Our inability to maintain a competitive cost structure could have a material adverse effect upon our business, financial condition and results of operations.

Limited shelf space and the inability of our customers to expand into new locations may adversely affect our ability to grow.

Since the amount of space available to a retailer and other purchasers of our products is limited, our products compete with other automotive aftermarket products, some of which are entirely dissimilar and otherwise non-competitive (such as car waxes and engine oil), for shelf and floor space. Moreover, our growth depends, in part, on the ability of our customers to open and operate new locations in which our products may be sold. No assurance can be given that additional space will be available in our customers' existing locations or that our customers will be able to expand into new locations that would support growth in the number of products and product lines that we offer. Any failure to maintain and/or grow our shelf or floor space, and any failure of our customers to maintain and/or grow their number of locations, could have a material adverse effect upon our business, financial condition and results of operations.

Customer consolidation in the automotive aftermarket industry may lead to customer contract terms less favorable to us which may negatively impact our financial results.

The automotive aftermarket industry has been consolidating over the past several years. As a result of such consolidations, many of our customers have grown larger and therefore have more leverage in the arms-length negotiations of agreements with us for the sale of our products. Customers may require us to provide extended payment terms, issue customer credits and accept returns of slow-moving product to obtain new, or retain existing, business. While we attempt to avoid or minimize such concessions, in some cases payment terms to customers have been extended, enhanced customer credits have been issued and returns of product have exceeded historical levels. The product returns and customer credits primarily affect our net sales and profit levels while payment term extensions and additional factoring costs generally reduce operating cash flow and require additional capital to finance our business. We expect these trends to continue for the foreseeable future.

Our business, results of operations and financial condition could be materially adversely affected by the effects of widespread public health epidemics, including COVID-19, that are beyond our control.

Any outbreaks of contagious diseases, public health epidemics and other adverse public health developments in countries where we, our customers and suppliers, operate could have a material and adverse effect on our business, results of operations and financial condition. The COVID-19 pandemic has adversely impacted, and is expected to continue to adversely impact, our business, and the nature and extent of the impact may be highly uncertain and beyond our control. Uncertain factors relating to COVID-19 include the duration, spread and severity of the virus, the impact of potential mutations to the virus, the efficacy and distribution of vaccines designed to combat COVID-19, the effects of the COVID-19 pandemic on our customers, vendors, suppliers and employees, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

COVID-19 and the measures designed to contain its spread may negatively impact demand for our products, which could have a material and adverse effect on our business, results of operations and financial condition. Similarly, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations. Further, in the event any members of our workforce, or those of our suppliers, contract COVID-19 or are otherwise compelled to quarantine, we may experience shortages in labor and services that we require for our operations. Our increased use of remote work environments and virtual platforms in response to the COVID-19 pandemic may also increase our risk of cyber-attacks and data security breaches.

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

We must maintain sufficient in-stock inventory and anticipate future changes in customer demands in order to be successful. If we fail to do so, our financial results could be adversely affected. Fluctuations in demand may result from a number of factors, including, but not limited to, global economic conditions, COVID-19, the age, condition and number of vehicles that need servicing, automotive parts failure rates, loss of market share and improvements in product designs that result in enhanced quality and reliability of new vehicle parts. As a result of these and other factors, we have experienced and expect to continue to experience fluctuating levels of demand that require us to monitor, and, where appropriate, adjust our operations, including our inventory levels and staffing at our facilities. If we are unable to forecast accurately future reductions in demand, we may accumulate excess or obsolete inventory and be forced to reduce hours or layoff or furlough employees. Conversely, if we are unable to forecast accurately future increases in demand, we may have inventory shortfalls or inadequate staffing levels to meet demand, which may result in our inability to fill orders on timely basis or at all and could result in penalties owed to our customers and the loss of net sales.

Our profitability may be materially adversely affected as a result of overstock inventory-related returns by our customers in excess of anticipated amounts.

In certain instances, we permit overstock returns of inventory that may be either new or non-defective or non-obsolete. To the extent our customer agreements permit overstock returns, those customers are generally limited to returning overstocked inventory according to a specified percentage of their annual purchases from us. We accrue for overstock returns as a percentage of sales, after giving consideration to recent historical returns. While we believe that we make reasonable estimates for overstock returns in accordance with our revenue recognition policies, actual returns may differ from our estimates. To the extent that overstocked returns are materially in excess of our projections, our business, results of operations and financial condition may be materially adversely affected.

Our operations would be materially and adversely affected if we are unable to purchase raw materials, finished goods, equipment, manufactured components, or “core” products from our suppliers.

Because we purchase various types of raw materials, finished goods, equipment, and manufactured component parts from suppliers, we may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our suppliers’ ability to supply products to us is also subject to a number of risks, including availability and cost of raw materials, destruction of their facilities, natural disasters, work stoppages or health crises. For example, the automotive industry is currently experiencing a shortage in the supply of semi-conductors. We utilize semi-conductors in our products and, to date, have not encountered a shortage in semi-conductors. However, if we are unable to source semi-conductors on a timely basis or at all, we may be unable to produce some of our products, which could adversely affect our ability to develop new products and fill orders on existing products. The COVID-19 pandemic may have a lasting impact on global production and industrial supply chains. In addition, our failure to promptly pay, or order sufficient quantities of inventory from our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all.

Furthermore, because certain products we sell contain parts that can be recycled and remanufactured, which parts are more commonly referred to in our industry as “core,” our ability to sell those products may be materially and adversely affected if we are unable to obtain those core parts from our suppliers on favorable terms, if at all.

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

Our operating results are sensitive to the availability and cost of third-party transportation providers, which are important in the manufacture and transport of our products.

We depend upon third-party transportation providers for shipments to and from our suppliers and for delivery of our products to us and to our customers. Our access to third-party transportation providers is not guaranteed, and, even if we have access to transportation providers, we may be unable to transport our products at economically attractive rates in certain circumstances, particularly in cases of adverse market conditions or disruptions to transportation infrastructure. Fluctuations in demand for third-party transportation providers and other events, such as strikes, political events, international trade disputes, war, terrorism, natural disasters, adverse weather conditions, increases in fuel prices, public health issues, including the COVID-19 pandemic, and other events, may impact the availability of third-party transportation providers to ship our products or the cost to ship our products. Our business, financial position, results of operations or cash flows could be materially and adversely affected if we are unable to pass along increased transportation costs to our customers, or if third-party transportation capacity were to decline significantly or otherwise become unavailable.

Product Development, Acceptance and Quality

If we do not continue to develop new products and bring them to market, our business, financial condition and results of operations could be materially impacted.

Our historical growth and profitability has depended, in part, on the introduction of new parts to the automotive aftermarket industry. We invest in research and development to sustain or enhance our existing product portfolio. In certain circumstances, there may be a lengthy period between commencing these development initiatives and bringing new or improved products to market. In other instances, factors beyond our control may impact our ability to further our research and development activities. For example, new product activity was adversely impacted in the first half of 2020 due to COVID-19. Although new product development and commercialization rebounded towards the end of 2020, we ended the year with lower new product introductions than the prior year. During any period of delay in research and development activities, technology advancements, customer demand and the markets for our products may move in directions that we had not anticipated. There is no guarantee that our new products, or enhancements to existing products, will achieve market acceptance or that the timing of market adoption will be as predicted. As a result, there is a significant possibility that some of our development decisions, including significant expenditures on acquisitions, research and development, or investments in technologies, will not meet our expectations, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest or invested too late in a technology, product or enhancement sought by our customers or the markets into which we sell. If we fail to make the right investments or fail to make them at the right time, competing solutions may be more attractive in the market. As a result, our competitive position may suffer, and our revenue and profitability could be adversely affected.

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

Our Intellectual Property and Information Security

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

Failure to maintain the value of our brands could have an adverse effect on our reputation, cause us to incur significant costs and negatively impact our business.

Our brands are an important component of our value proposition and serve to distinguish our products from those of our competitors. We believe that our success depends, in part, on maintaining and enhancing the value of our brands and executing our brand strategies, which are designed to drive end-user demand for our products and make us a valued business partner to our customers through the support of their marketing initiatives. A decline in the reputation of our brands as a result of events, such as deficiencies or defects in the design or manufacture of our products, or from legal proceedings, product recalls or warranty claims resulting from such deficiencies or defects, may harm our reputation, reduce demand for our products and adversely affect our business. In addition to the foregoing, certain of our customer agreements require us to supply them with private-label branded products. To the extent we use our own products to promote the brands of our customers over our own brands, our business may be adversely affected.

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

Risks Related to Our Capital Structure and Finances

Our business may be negatively impacted by foreign currency fluctuations and our dependence on foreign suppliers.

In fiscal 2020, approximately 77% of our products were purchased from suppliers in a variety of foreign countries, with the largest portion of our overseas purchases being made in China. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have direct exposure to fluctuations in the relationship between the U.S. dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. The Chinese yuan to U.S. dollar exchange rate has fluctuated over the past several years, and, to the extent that the U.S. dollar decreases in value relative to the Chinese yuan or any other foreign currencies in the future, the prices of products in U.S. dollars for new purchase orders may increase.

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

We regularly extend credit to our customers. A significant percentage of our accounts receivable have been, and are expected to continue to be, concentrated among a relatively small number of automotive retailers and automotive parts distributors in the United States. Our four largest customers accounted for 82% of total accounts receivable as of December 26, 2020 and 80% of total accounts receivable as of December 28, 2019. In the ordinary course of business, management monitors credit terms, credit limits, and the availability of credit insurance for these and other customers. In addition, from time to time, some of the Company’s customers request increases in their credit limits. Such requests may pose incremental risks to the Company, either by increasing the credit limit for a customer and accepting additional financial risk of non-payment, or maintaining the credit limit and risking the customer redirecting business to another supplier offering better credit terms. If any of the Company’s customers were unable to pay, or if any of those customers redirect their business to other suppliers offering better credit terms, it could have a material adverse effect upon our business, financial condition and results of operations.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our results of operations.

In fiscal 2020, approximately 77% of our products were purchased from suppliers in a variety of foreign countries. The U.S. government has adopted a new approach to trade policy and in some cases has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods, including steel and certain commercial vehicle parts, which have resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our products decreases due to the higher cost, our results of operations could be materially adversely affected. In addition, further tariffs have been proposed by the United States and its trading partners and additional trade restrictions could be implemented on a broader range of products or raw materials. The resulting environment of retaliatory trade or other practices could have a material adverse effect upon our business, financial condition, results of operations, customers, suppliers and the global economy.

Increasing our indebtedness could negatively affect our financial health.

We have an existing revolving credit facility of $100 million with Wells Fargo Bank, National Association, as administrative agent and lender, which, subject to certain requirements, gives us the ability to request increases of up to an incremental $100 million. As of December 26, 2020, although we did not have any borrowings outstanding, there were $0.8 million of issued but undrawn letters of credit outstanding under the credit agreement.

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

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions without recourse. These agreements permit us to recover on our accounts receivable sooner than if they were not in place and help reduce the risk of non-payment by customers. Certain of our customers, however, do not offer the ability to participate in such sponsored programs. If we do not enter into these agreements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures in collecting trade accounts receivables. In addition, if any of the financial institutions with which we have these agreements experience financial difficulties or otherwise modify or terminate these agreements, we may experience material and adverse economic losses due to the loss of such arrangements and the impact of such loss on our liquidity. The modification, termination or other loss of these arrangements could have a material and adverse effect upon our financial condition, results of operations and cash flows. The utility of these arrangements also depends upon LIBOR, as it is a component of the discount rate applicable to each arrangement. If LIBOR increases such that the cost of these arrangements becomes more than the cost of servicing our receivables with existing debt, we may not be able to rely on such arrangements, which could have a material adverse effect upon our business, financial condition and results of operations.

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

As of February 18, 2021, Steven L. Berman, our Executive Chairman, and his family members beneficially own approximately 18% of the Company’s outstanding common stock. As such, Mr. Berman and his family members can influence matters requiring approval of shareholders, including the election of the Board of Directors and the approval of significant transactions. Such concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock.

General Risk Factors

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

We are subject to various legal proceedings and claims that arise out of the ordinary course of our business, such as those involving contracts, employment matters, competitive practices, intellectual property infringement and product liability claims. Legal proceedings and claims and associated internal investigations may be time-consuming and expensive to prosecute, defend or conduct. This may be true whether they are with or without merit and whether they are covered by insurance or not. They also may divert management’s attention and other resources; inhibit our ability to sell our products; result in adverse judgments for damages, injunctive relief, penalties and fines; and negatively affect our reputation, business, financial condition and results of operations. There can be no assurance regarding the outcome of current or future legal proceedings, claims or investigations.

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

Losing the services of our executive officers or other highly qualified and experienced employees or failing to attract and retain any of such officers or employees could adversely affect our business.

Our future success depends upon the continued contributions of our executive officers and senior management, many of whom have numerous years of experience and would be extremely difficult to replace. We must also attract and retain experienced and highly skilled engineering, sales and marketing, finance, logistics, and operations personnel. Competition for qualified personnel is often intense, and we may not be successful in hiring and retaining these people. In addition, we have seen an increase in demand for qualified workers in distribution centers, and, to the extent that drives higher wages for those roles versus other roles, our ability to attract talent and maintain a competitive cost structure may be challenged. If we lose the services of our key employees, cannot attract and retain other qualified personnel or cannot maintain a competitive cost structure as a result of any of the foregoing, it could have a material adverse effect upon our business, financial condition and results of operations.

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

Global climate change and related regulations could negatively affect our business.

The effects of climate change, such as extreme weather conditions, create financial risks to our business. For example, the demand for our products may be affected by unseasonable weather conditions. The effects of climate change could also disrupt our operations by impacting the availability and cost of materials needed for manufacturing and could increase insurance and other operating costs. We could also face indirect financial risks passed through the supply chain and disruptions that could result in increased prices for our products and the resources needed to produce them.

Climate change is continuing to receive ever increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which could lead to additional legislative and regulatory efforts to limit greenhouse gas emissions. For example, new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require increased capital expenditures to improve our product portfolio to meet such new laws, regulations and standards. While we have been committed to continuous improvements to our product portfolio to meet and exceed anticipated regulatory standard levels, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact or that economic returns will reflect our investments in new product development.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws around the world.

The U.S. Foreign Corrupt Practices Act (the "FCPA") and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both U.S. and non-U.S. regulators, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in parts of the world that are recognized as having governmental and commercial corruption and local customs and practices that can be inconsistent with anti-bribery laws. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, or if we are subject to allegations of any such violations, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition and results of operations. In addition, we could be subject to commercial impacts such as lost revenue from customers who decline to do business with us as a result of such compliance matters, or we could be subject to lawsuits brought by private litigants, each of which could have a material adverse effect on our reputation, business, financial condition, and results of operations.

Our products are subject to import and export controls in jurisdictions in which we distribute or sell our products. Import and exports control and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities.

Various countries regulate the importation of certain products through import permitting and licensing requirements and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, transfers within foreign countries and importation of our products, including by our suppliers and vendors, must comply with these laws and regulations, and any violations may result in reputational harm, government investigations and penalties, and a denial or curtailment of importing or exporting activities. Complying with export control and sanctions laws for a particular sale may be time consuming, may increase our costs, and may result in the delay or loss of sales opportunities. If we are found to be in violation of U.S. sanctions or export control laws, or similar laws in other jurisdictions, we and the individuals working for us could incur substantial fines and penalties. Changes in export, sanctions or import laws or regulations may delay the introduction and sale of our products in the U.S. and international markets, require us to spend resources to seek necessary government authorizations or to develop different versions of our products, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities, which could adversely affect our business, financial condition and operating results.

ITEM 1B. Unresolved Staff Comments.

None

ITEM 2. Properties.

Facilities

As of December 26, 2020, we had 16 warehouse and office facilities located throughout the United States, Canada, China, Taiwan and India. Two of these facilities are owned and the remainder are leased. Our principal facilities are as follows:

Location	Description	Size		Ownership
Portland, TN	Warehouse and office	997,310	sq. ft.	Leased
Warsaw, KY	Warehouse and office	710,500	sq. ft.	Owned
Colmar, PA	Corporate Headquarters Warehouse and office	342,000	sq. ft.	Leased	(1)
Lewisberry, PA	Warehouse and office	170,500	sq. ft.	Leased	(2)
Louisiana, MO	Warehouse and office	90,000	sq. ft.	Owned
Reno, NV	Office	54,354	sq. ft.	Leased
Sanford, NC	Warehouse and office	52,000	sq. ft.	Leased
Virginia Beach, VA	Warehouse and office	20,000	sq. ft.	Leased
Shanghai, China	Office	16,000	sq. ft.	Leased
Springfield, MO	Warehouse and office	10,000	sq. ft.	Leased
Magnolia, TX	Warehouse and office	9,600	sq. ft.	Leased
(1)

We lease the Colmar facility from a partnership of which our Executive Chairman, Steven L. Berman, and certain of his family members are owners. Under this lease agreement, we paid rent of $4.70 per square foot ($1.6 million per year) in fiscal 2020. The rent payment will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. This lease was renewed during November 2016, effective as of January 1, 2018, and will expire on December 31, 2022.

(2)

We lease one of our two Lewisberry facilities (consisting of approximately 142,500 square feet) from a limited liability company of which our Executive Chairman, Steven L. Berman, and certain of his family members are owners. Under this lease agreement, we pay rent of $4.55 per square foot ($0.6 million per year). The rent payable will be increased by 3% on July 1st of each year. This lease commenced in September 2020 and will expire on December 31, 2027. For fiscal 2020, we paid rent of $0.2 million under this lease.

ITEM 3. Legal Proceedings.

The information set forth under the heading “Other Contingencies” appearing in Note 11. “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements contained in PART IV, ITEM 15 of this report is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures.

Not Applicable

ITEM 4.1. Information about Our Executive Officers.

The following table sets forth certain information with respect to our executive officers as of February 22, 2021:

Name	Age	Position with the Company
Steven L. Berman	61	Executive Chairman
Kevin M. Olsen	49	President and Chief Executive Officer
Joseph P. Braun	46	Senior Vice President, General Counsel and Secretary
Jeffrey L. Darby	53	Senior Vice President, Sales and Marketing
David M. Hession	52	Senior Vice President, Chief Financial Officer and Treasurer
Michael B. Kealey	46	Executive Vice President, Commercial

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

Joseph P. Braun joined the Company in April 2019 as Senior Vice President and General Counsel, and he was appointed Corporate Secretary in May 2019. Prior to joining the Company, Mr. Braun served as Chief Legal Officer and Corporate Secretary of Avantor, Inc., a leading, global provider of mission-critical products and services to customers in the life sciences and advanced technologies and applied materials industries. Prior to joining Avantor, he worked at Tyco International plc (now known as Johnson Controls International plc), a leading global provider of security, fire detection and suppression, and life safety products and services, where he served in positions of increasing responsibility, including, most recently, as Vice President, Mergers & Acquisitions. Mr. Braun began his legal career in private practice at various law firms, where he advised public and private companies on mergers and acquisitions and securities and corporate governance matters.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded publicly on the NASDAQ Global Select Market under the ticker symbol “DORM”. At February 18, 2021, there were 226 holders of record of our common stock.

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

Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return for our common stock with the cumulative total shareholder return for the Automotive Parts & Accessories Peer Group of the Morningstar Group Index (formerly Hemscott Group Index) and the NASDAQ Composite Market Index for the period from December 26, 2015 to December 26, 2020. The Automotive Parts & Accessories Peer Group is comprised of 169 public companies and the information was furnished by Morningstar, Inc. through Zacks Investment Research, Inc. The graph assumes $100 invested on December 26, 2015 in our common stock and each of the indices, and that dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies.

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

Stock Repurchases

During the three months ended December 26, 2020, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
September 27, 2020 through October 24, 2020 (1)	46,751	$91.48	42,225	$223,892,720
October 25, 2020 through November 21, 2020 (2)	82,184	$92.81	78,437	$216,624,129
November 22, 2020 through December 26, 2020 (3)	100,256	$94.97	99,777	$207,149,176
Total	229,191		220,439	$207,149,176

(1)

Includes 96 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock during the period. The restricted stock was granted to participants in prior periods pursuant to our 2008 Stock Option and Stock Incentive Plan (the “2008 Plan”). Also includes 4,430 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 13, Capital Stock, to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K).

(2)

Includes 97 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock during the period. The restricted stock was granted to participants in prior periods pursuant to our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan”). Also includes 3,650 shares purchased from the 401(k) Plan

(3)

Includes 479 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock during the period. The restricted stock was granted to participants in prior periods pursuant to our 2008 Plan and our 2018 Plan.

(4)

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors has expanded the program to $500 million and extended the program through December 31, 2022. Amounts shown assume that the program expansion was effective at the beginning of the period indicated. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. We repurchased 220,439 shares under this program during the three months ended December 26, 2020.

ITEM 6. Selected Financial Data

Not required.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in PART II, ITEM 8 of this Annual Report on Form 10-K. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve significant risks and uncertainties. See the “Statement Regarding Forward-Looking Statements” above and PART I, ITEM 1A, “Risk Factors” in this Annual Report on Form 10-K for additional information regarding forward-looking statements and the factors that could cause actual results to differ materially from those anticipated in the forward-looking statements. In ITEM 7, we discuss fiscal 2020 and 2019 results and comparisons of fiscal 2020 results to fiscal 2019 results. Discussions of fiscal 2018 results and comparisons of fiscal 2019 results to fiscal 2018 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in PART II, ITEM 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

Overview

We are one of the leading suppliers of replacement parts and fasteners for passenger cars, light trucks, and heavy-duty trucks in the automotive aftermarket industry. As of December 26, 2020, we marketed approximately 81,000 distinct parts compared to approximately 78,000 as of December 28, 2019, many of which we designed and engineered. This number excludes private label stock keeping units and other variations in how we market, package and distribute our products, includes distinct parts of acquired companies and reflects distinct parts that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We are one of the leading aftermarket suppliers of OE “dealer exclusive” parts. OE “dealer exclusive” parts are those parts that were traditionally available to consumers only from OE manufacturers or salvage yards. These parts include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers, and complex electronics modules.

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

We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers as well as our ability and the ability of our suppliers to deliver products ordered by our customers. The introduction of new products and product lines to customers, as well as business acquisitions, may also cause significant fluctuations from quarter to quarter.

Early in 2019, we began the process of transferring operations of our existing distribution facility in Portland, Tennessee to a new, larger facility nearby. The new 800,000 square foot facility became fully operational in October 2019. In the second quarter of 2019, we began incurring additional costs related to start-up inefficiencies and duplication of facility overhead and operating costs primarily related to those facility consolidation activities. We began implementing productivity initiatives in the fourth quarter of 2019 to address those inefficiencies and costs while at the same time expanding the facility to cover an aggregate of approximately 1 million square feet, which expansion was completed in June 2020. During 2020, we implemented initiatives to improve productivity levels at the new facility, which resulted in distribution costs returning to levels more in-line with our expectations.

We operate on a fifty-two, fifty-three week period ended on the last Saturday of the calendar year. The fiscal years ended December 26, 2020 (“fiscal 2020”), December 28, 2019 (“fiscal 2019”) and December 29, 2018 (“fiscal 2018”) were fifty-two week periods.

Business Performance Summary

Net sales increased 10% to $1,092.7 million in fiscal 2020 from $991.3 million in fiscal 2019, while net income increased 28% to $106.9 million in fiscal 2020 from $83.8 million in fiscal 2019. Additionally, in fiscal 2020 we generated cash flows from operations of $152.0 million and repurchased 439,275 common shares under our share repurchase program for $36.8 million.

Impacts of COVID-19

The COVID-19 pandemic has resulted and is expected to continue to result in significant economic disruption. Since COVID-19 was declared a pandemic in early 2020, state orders shutting down or restricting business operations to contain the spread of COVID-19 have generally exempted automotive repair and the related supply and distribution of parts as those businesses have generally been classified as critical, essential or life-sustaining. Therefore, the vast majority of our retail and wholesale customers have been and currently remain open for business. In turn, all of our U.S. facilities have also remained, and currently remain, open and operating, with modified staffing in certain locations where appropriate. We have taken actions to promote the welfare of our employees by enhancing safety protocols, including requiring administrative employees to work from home where applicable and implementing symptom screening, social distancing and robust sanitization practices at our facilities. We also have adopted a COVID-19 sick leave policy providing continued salary and benefits to eligible employees. We have had to adjust our operations and inventory levels as demand has fluctuated due to government-imposed restrictions being imposed and then subsequently lifted or modified across the United States.

In late March 2020, we began experiencing softening customer demand as a result of government-imposed restrictions designed to slow the spread of COVID-19. While customer orders dropped significantly early in the second quarter of 2020 due to government-imposed restrictions, we saw a rapid recovery as the second quarter progressed with June orders up above June 2019 levels. We continued to see an increase in orders in the third and fourth quarters of 2020, with third and fourth quarter net sales reaching record highs for the Company. At the same time, these favorable results were partially offset by increased freight costs due to global supply chain pressures and industry constraints related to the ongoing COVID-19 pandemic.

As government-imposed restrictions vary and continue to change across the United States and elsewhere around the world, it remains difficult to determine the full impact that the pandemic will have on the overall demand environment as well as our ability to source parts and other materials to meet demand levels. Correspondingly, to the extent there may be fluctuations in demand or delays or increased costs impacting our ability to source parts and other materials, it remains difficult to determine the full impact that the pandemic will have on various aspects of our operations, including, but not limited to, inventory levels, our ability to fulfill contractual requirements and staffing at our facilities.

At the time of this filing and as we look ahead, we are unable to determine or predict the overall impact the COVID-19 pandemic will have on our customers, vendors and suppliers or our business, results of operations, liquidity or capital resources. Significant uncertainty still exists concerning the overall magnitude of the impact and the duration of the COVID-19 pandemic. As a result, we will continue to closely monitor updates regarding the spread of COVID-19 and its variants and the distribution of vaccines developed to combat COVID-19, and we will adjust our operations according to guidelines from local, state and federal officials. In light of the foregoing, we may take further actions that alter our business operations or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

New Product Development

New product development is an important success factor for us and traditionally has been our primary vehicle for growth. We have made incremental investments to increase our new product development efforts to grow our business and strengthen our relationships with our customers. The investments primarily have been in the form of increased product development resources, increased customer and end-user awareness programs, and customer service improvements. These investments historically have enabled us to provide an expanding array of new product offerings and grow revenues at levels that generally have exceeded market growth rates.

In fiscal 2020, we introduced 3,479 new distinct parts to our customers and end-users, including 1,433 “New-to-the-Aftermarket” parts. We reduced new product activity in the first half of 2020 due to uncertainties related to COVID-19 but increased new product development and commercialization in the second half of 2020 as overall market demand rebounded. As a result, we ended the year with lower new product introductions than the prior year. Development activities have returned to prior levels and we expect to return to our historical levels of performance in 2021. Please see ITEM 1, “Business – Product Development” for a year-over-year comparison of new product introductions.

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

Another area of focus has been on Dorman® HD Solutions™, a line of products we market for the medium and heavy-duty truck sector of the automotive aftermarket industry. We believe that this sector provides many of the same opportunities for growth that the passenger car and light truck sector of the automotive aftermarket industry has provided us. Through Dorman® HD Solutions™, we specialize in what formerly were “dealer exclusive” parts similar to how we have approached the passenger car and light-duty truck sector. During fiscal 2020, we introduced 458 distinct parts in this product line. We expect to continue to invest in the medium and heavy-duty product category.

Acquisitions

Part of our strategy is to grow our business through acquisitions. For example, on January 2, 2020, we acquired the remaining 60% of the outstanding stock of Power Train Industries, Inc. (“PTI”) and in August 2018, we acquired Flight Systems Automotive Group L.L.C. (“Flight”). We believe PTI and Flight are highly complementary to our business and growth strategy. We may acquire businesses in the future to supplement our financial growth, increase our customer base, add to our distribution capabilities or enhance our product development resources, among other reasons.

Economic Factors

The Company’s financial results are also impacted by various economic and industry factors, including, but not limited to the number, age and condition of vehicles in operation at any one time, and miles driven by those vehicles.

Vehicles in Operation

The Company’s products are primarily purchased and installed on a subsegment of the passenger and light duty vehicles in operation in the United States (“VIO”), specifically weighted towards vehicles aged 8 to 13 years old. Each year, the United States seasonally adjusted annual rate (“US SAAR”) of new vehicles purchased adds a new year to the VIO. According to data from the Auto Care Association (“Auto Care”), the US SAAR experienced a decline from 2008 to 2011 as consumers purchased fewer new vehicles as a result of the Great Recession of 2008. We believe that the declining US SAAR during that period resulted in a follow-on decline in our primary VIO subsegment (8 to 13-year-old vehicles) commencing in 2016. However, following 2011 and the impact of the Great Recession of 2008, U.S. consumers began to increase their purchases of new vehicles which over time caused the US SAAR to recover and return to more historical levels. Consequently, subject to any potential impacts from COVID-19, we expect the VIO for vehicles aged 8 to 13 years old to continue to recover over the next several years.

In addition, we believe that vehicle owners generally are operating their current vehicles longer than they did several years ago, performing necessary repairs and maintenance to keep those vehicles well maintained. We believe this trend has resulted in an increase in VIO. According to data published by Polk, a division of IHS Automotive, the average age of VIO increased to 12.0 years as of October 2020 from 11.9 years as of October 2019 despite increasing new car sales. Additionally, while the number of VIO in the United States decreased 4% in 2020 to 279.8 million from 290.0 million in 2019, the number of VIO that are 11 years old or older increased from 57% in 2019 to 60% in 2020. Vehicle scrappage rates have also decreased over the last several years.

Miles Driven

The COVID-19 pandemic in general, as well as restrictions imposed by certain states in response to the COVID-19 pandemic, are adversely impacting work-related and personal travel. In fact, according the U.S. Department of Transportation, the number of miles driven through October 2020 has decreased 13.9% year over year due to the impacts of the COVID-19 pandemic. We believe that demand for our products is negatively impacted by the decrease to miles driven, resulting in a reduction in vehicle maintenance and reduced demand for our parts.

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

Discounts, Allowances, and Incentives

We offer a variety of customer discounts, rebates, defective and slowing moving product returns and other incentives. We may offer cash discounts for paying invoices in accordance with the specified discount terms of the invoice. In addition, we may offer pricing discounts based on volume purchased from us or other pricing discounts related to programs under a customer’s agreement. These discounts can be in the form of “off-invoice” discounts and are immediately deducted from sales at the time of sale. For those customers that choose to receive a payment on a quarterly or annual basis instead of “off-invoice,” we accrue for such payments as the related sales are made and reduce sales accordingly. Finally, rebates and discounts are provided to customers to support promotional activities such as advertising and sales force allowances.

Our customers, particularly our larger retail customers, regularly seek more favorable pricing and product return provisions, and extended payment terms when negotiating with us. We attempt to avoid or minimize these concessions as much as possible, but we have granted pricing concessions, indemnification rights, extended customer payment terms, and allowed a higher level of product returns in certain cases. These concessions impact net sales as well as our profit levels and may require additional capital to finance the business. We expect our customers to continue to exert pressure on our margins.

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

Foreign Currency

Our products are purchased from suppliers in the United States and a variety of non-U.S. countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the U.S. dollar changes in value relative to foreign currencies in the future, the price of the product for new purchase orders may change in equivalent U.S. dollars.

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

The cost of many commodities that are used in our products has fluctuated over time resulting in increases and decreases in the cost of our products. In addition, we have periodically experienced increased transportation costs as a result of higher fuel prices, capacity constraints and other factors. We attempt to offset cost increases by passing along selling price increases to customers and using alternative suppliers. However, there can be no assurance that we will be successful in these efforts.

Impact of Tariffs

Effective the third quarter of 2018, the Office of the United States Trade Representative (USTR) imposed three additional tranches of tariffs on approximately $250 billion worth of Chinese imports. Tariffs ranged from 10% to 25% depending on the commodity. Effective for shipments departing China on or after May 10, 2019, the USTR modified the tranches to impose tariffs of 25% for all commodities. In addition, effective September 1, 2019, the USTR imposed the fourth tranche of tariffs on approximately $300 billion worth of Chinese imports with a tariff rate of 15%, which was reduced to 7.5% in February 2020. The tariffs enacted to date will increase the cost of many products that are manufactured for us in China. We have taken several actions to mitigate the impact of the tariffs including, but not limited to, price increases to our customers and cost concessions from our suppliers. We expect to continue mitigating the impact of tariffs in fiscal 2020 primarily through selling price increases to offset the higher tariffs incurred. Tariffs are not expected to have a material impact on our net income but are expected to increase net sales and lower our gross and operating profit margins to the extent that these additional costs are passed through to customers.

In January 2020, the U.S. and Chinese governments signed a trade deal that reduced some U.S. tariffs on Chinese goods in exchange for Chinese pledges to, among other things, purchase more of American farm, energy and manufactured goods. In addition, the USTR has granted temporary tariff relief for certain categories of products being imported from China. However, the tariff relief granted by the USTR expired on most categories of products being imported from China at the end of 2020 and has not been extended. We expect that we will reverse tariff-related price increases previously passed along to our customers and cost concessions previously received from our suppliers as such tariffs are reduced or such other relief is granted.

Results of Operations

The following table sets forth, for the periods indicated, the dollar value and percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	For the Fiscal Year Ended
(in thousands, except percentage data)	December 26, 2020		December 28, 2019
Net sales	$1,092,748	100.0%	$991,329	100.0%
Cost of goods sold	709,632	64.9%	651,504	65.7%
Gross profit	383,116	35.1%	339,825	34.3%
Selling, general and administrative expenses	249,743	22.9%	233,997	23.6%
Income from operations	133,373	12.2%	105,828	10.7%
Other income (expense), net	2,363	0.2%	(21)	0.0%
Income before income taxes	135,736	12.4%	105,807	10.7%
Provision for income taxes	28,866	2.6%	22,045	2.2%
Net income	$106,870	9.8%	$83,762	8.4%

* Percentage of sales information may not add due to rounding

Fiscal Year Ended December 26, 2020 Compared to Fiscal Year Ended December 28, 2019

Net sales increased 10% to $1,092.7 million in fiscal 2020 from $991.3 million in fiscal 2019. The increase in net sales was primarily organic and driven by increased volumes, particularly in the second half of 2020.

Gross profit margin was 35.1% of net sales in fiscal 2020 compared to 34.3% of net sales in fiscal 2019. Gross margin expansion was driven by improved efficiencies, as well as lower provisions for excess and obsolete inventory as part of our ongoing efforts to streamline our end-to-end supply chain processes. Additionally, we benefitted from the absence of certain charges that impacted gross margin in the prior year, including increased customer return provisions and a charge related to a historical underpayment of customs duties. These benefits were partially offset by out-of-pocket costs related to the COVID-19 pandemic.

Selling, general and administrative expenses were $249.7 million, or 22.9% of net sales, in fiscal 2020 compared to $234.0 million, or 23.6% of net sales, in fiscal 2019. The decrease in selling, general and administrative expense as a percentage of net sales during the period was primarily due to improved leverage from the $101.4 million increase in net sales compared to the prior year, productivity improvements in our Portland distribution facility, as well as reduced travel expenses stemming from COVID-19 restrictions. These decreases were partially offset by higher incentive compensation and employee stock purchase plan expenses compared to the prior year.

Other Income, net was $2.4 million in fiscal 2020 which includes a gain of $2.5 million recognized as the difference between the carrying value of our previously held equity method investment in PTI and the implied fair value when we acquired PTI fully in January 2020.

Our effective tax rate increased to 21.3% in fiscal 2020 from 20.8% in fiscal 2019. The effective tax rate increased primarily due to an increase in state income tax and higher income of foreign entities included within the consolidated U.S. tax group.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by certain customers. Cash and cash equivalents at December 26, 2020 increased to $155.6 million from $68.4 million at December 28, 2019. Working capital was $600.3 million at December 26, 2020 compared to $534.1 million at December 28, 2019. Shareholders’ equity was $853.6 million at December 26, 2020 and $773.6 million at December 28, 2019. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, the outcome of contingencies or other factors. See Note 11, “Commitments and Contingencies”, in the accompanying consolidated financial statements for additional information regarding commitments and contingencies that may affect our liquidity.

Tariffs

Tariffs increase our uses of cash since we pay for the tariffs upon the arrival of our goods in the United States but collect the cash on any passthrough price increases from our customers on a delayed basis according to the payment terms negotiated with our customers.

Payment Terms and Accounts Receivable Sales Programs

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers that allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash than if we collected those accounts receivable ourselves in due course. Moreover, to the extent that any of these accounts receivable sales programs bear interest rates tied to the London Inter-Bank Offered Rate (“LIBOR”), as LIBOR rates increase our cost to sell our receivables also increases. See ITEM 7A, “Quantitative and Qualitative Disclosures about Market Risk” for more information. During fiscal 2020 and fiscal 2019, we sold approximately $740.0 million and $676.4 million, respectively, under these programs. If receivables had not been sold, $505.1 million and $437.9 million of additional receivables would have been outstanding at December 26, 2020 and December 28, 2019, respectively, based on standard payment terms. We had capacity to sell more accounts receivable under these programs if the needs of the business warranted, whether due to continued impacts of COVID-19 or other factors. Further extensions of customer payment terms would result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

Credit Agreement

We have a credit agreement, expiring in December 2022, that provides for a revolving credit facility of $100.0 million and, subject to certain requirements, gives us the ability to request increases in revolving credit commitments of up to an additional $100.0 million. Borrowings under the credit agreement are on an unsecured basis. At the Company’s election, the interest rate applicable to borrowings under the credit agreement will be either (1) the Prime Rate as announced by Wells Fargo from time to time, (2) an Adjusted LIBOR Market Index Rate as measured by the LIBOR Market Index Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA, or

(3) an Adjusted LIBOR Rate as measured by the LIBOR Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA. The interest rate at December 26, 2020 was LIBOR plus 65 basis points (0.80%). During the occurrence and continuance of an event of default, all outstanding revolving credit loans will bear interest at a rate per annum equal to 2.00% in excess of the greater of (1) the Prime Rate or (2) the Adjusted LIBOR Market Index Rate then applicable. The credit agreement also contains covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement. As of December 26, 2020, we were not in default in respect to the credit agreement. The credit agreement also requires us to pay a fee of 0.10% on the average daily unused portion of the facility, provided the fee will not be charged on the first $30 million of the revolving credit facility. As of December 26, 2020, there were no borrowings under the credit agreement and two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $99.2 million available under the credit agreement at December 26, 2020.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	For the Fiscal Year Ended
(in thousands)	December 26, 2020	December 28, 2019
Cash provided by operating activities	$151,966	$95,306
Cash used in investing activities	(30,258)	(29,560)
Cash used in financing activities	(34,485)	(40,851)
Net increase in cash and cash equivalents	$87,223	$24,895

 During fiscal 2020, cash provided by operating activities was $152.0 million, primarily as a result of $106.9 million in net income, non-cash adjustments to net income of $28.1 million and a net decrease in working capital of $16.5 million. Accrued customer rebates and returns increased $49.8 million due to higher sales volume in the second half of 2020 and timing of payments to customers. Accounts payable increased by $25.3 million due to the timing of payments to our vendors. Accounts receivable increased $67.4 million due to higher net sales. Inventory increased $12.3 million due to higher inventory purchases to support new product launches and maintain customer fill rates. Other assets and liabilities, net, decreased $21.1 million in fiscal 2020 primarily due to higher incentive compensation accruals.

During fiscal 2019, cash provided by operating activities was $95.3 million, primarily as a result of $83.8 million in net income, non-cash adjustments to net income of $30.1 million and a net increase in working capital of $18.5 million. Accounts receivable decreased $8.8 million due to the timing and factoring of receivables during the year. Inventory increased $11.0 million due to higher inventory purchases to support new product launches and maintain customer fill rates as we consolidated facilities. Accounts payable decreased by $19.1 million due to the timing of payments to our vendors. Other assets and liabilities, net, increased $6.3 million.

Investing activities used $30.3 million and $29.6 million of cash in fiscal 2020 and 2019, respectively.

•

Capital spending in fiscal 2020 primarily consisted of $5.6 million in tooling associated with new products, $5.9 million in enhancements and upgrades to our information systems and infrastructure, scheduled equipment replacements, certain facility improvements and other capital projects.

•

Capital spending in fiscal 2019 primarily consisted of $7.8 million in tooling associated with new products, $6.3 million in enhancements and upgrades to our information systems and infrastructure, scheduled equipment replacements, certain facility improvements and other capital projects.

•	During fiscal 2020, we used $14.8 million (net of cash acquired) to acquire the remaining equity in PTI.

Cash used in financing activities was $34.5 million and $40.9 million in fiscal 2020 and fiscal 2019, respectively.

•

In fiscal 2020, we paid $36.8 million to repurchase 439,275 common shares under our share repurchase program. In fiscal 2019, we paid $39.4 million to repurchase 499,564 common shares under the program.

•

The remaining uses of cash from financing activities in each period results from stock compensation plan activity and the repurchase of shares of our common stock held in a fund under our 401(k) Plan. 401(k) Plan participants can no longer purchase shares of Dorman common stock as an investment option under the 401(k) Plan. Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons.

Contractual Obligations and Commercial Commitments

We have obligations for future minimum rental payments and similar commitments under non-cancellable operating leases as well as contingent obligations related to outstanding letters of credit. These obligations as of December 26, 2020 are summarized in the tables below (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating leases	$52,602	$7,346	$11,818	$9,440	$23,998
	$52,602	$7,346	$11,818	$9,440	$23,998

	Amount of Commitment Expiration Per Period
Other Commercial Commitments	Total Amount Committed	Less than 1 year	1-3 years	3-5 years	Thereafter
Letters of Credit	$825	$825	$—	$—	$—
	$825	$825	$—	$—	$—

We have excluded from the table above contingent consideration related to acquisitions due to the uncertainty of the amount of payment. As of December 26, 2020, the Company has accrued approximately $8.0 million which represents the fair value of the estimated payments that will become due in connection with certain prior acquisitions if performance targets are achieved.

Additionally, we have excluded from the table above unrecognized tax benefits due to the uncertainty of the amount and period of payment. As of December 26, 2020, the Company has gross unrecognized tax benefits of $1.1 million. (see Note 10, Income Taxes, to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

Off-Balance Sheet Arrangements

Off-balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which we have an obligation to the entity that is not recorded in our consolidated financial statements. We historically have not utilized off-balance sheet financial instruments, and currently do not plan to utilize off-balance sheet arrangements in the future to fund our working capital requirements, operations or growth plans.

We may issue stand-by letters of credit under our credit agreement. Letters of credit totaling $0.8 million were outstanding at both December 26, 2020 and December 28, 2019. Those letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Each of the outstanding letters of credit has a one-year term from the date of issuance.

We do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, revenues, expenses, cash flows, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions

We have two non-cancelable operating leases for operating facilities from companies in which Steven L. Berman, our Executive Chairman, and his family members are partners. Total annual rental payments each year to those companies under the lease arrangements were $1.8 million and $1.6 million in fiscal 2020 and fiscal 2019, respectively. In the opinion of our Audit Committee, the terms and rates of these leases are no less favorable than those which could have been obtained from an unaffiliated party when the leases were entered into and/or renewed.

We are a partner in a joint venture with one of our suppliers and we own a minority interest in two other suppliers. Purchases from these companies, since we acquired our investment interests were $10.7 million in fiscal 2020 and $23.2 million in fiscal 2019.

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

Revenue Recognition and Accrued Customer Rebates and Returns. Revenue is recognized from product sales when goods are shipped, title and risk of loss and control have been transferred to the customer and collection is reasonably assured. We record estimates for cash discounts, defective and slow-moving product returns, promotional rebates, core return deposits, and other discounts in the period of the sale ("Customer Credits"). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as an increase of accrued customer rebates and returns, which is included in current liabilities. Customer Credits are estimated based on contractual provisions, historical experience, and our assessment of current market conditions. Historically, actual Customer Credits have not differed materially from estimated amounts. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.

Excess and Obsolete Inventory Reserves. We must make estimates of potential future excess and obsolete inventory costs. We provide reserves for discontinued and excess inventory based upon historical demand, forecasted usage, estimated customer requirements and product line updates. We maintain contact with our customer base to understand buying patterns, customer preferences and the life cycle of our products. Changes in customer requirements are factored into the reserves, as needed.

Purchase Accounting. The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with any excess recorded as goodwill. Such fair market value assessments require judgements and estimates which may change over time and may cause the final amounts to differ materially from original estimates. Any adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period which cannot exceed twelve months from the date of acquisition.

New and Recently Adopted Accounting Pronouncements

Refer to Note 2, New and Recently Adopted Accounting Pronouncements, to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, which is incorporated herein.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our market risk is the potential loss arising from adverse changes in interest rates. All our available credit and accounts receivable sales programs bear interest at rates tied to LIBOR. Under the terms of our credit agreement and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under the accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. A one percentage point increase in LIBOR or the discount rates on the accounts receivable sales programs would have increased our interest expense on our variable rate debt, if any, and accounts receivable financing costs by approximately $5.1 million, $4.4 million and $4.4 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future. See ITEM 1A, “Risk Factors – Risks Related to Our Capital Structure and Finances” for information regarding the risks relating to our indebtedness, our accounts receivable sales agreements and LIBOR.

Historically we have not used, and currently do not intend to use, derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risks, or interest rate risks from the use of derivative instruments. We did not hold any derivative instruments at December 26, 2020.

ITEM 8. Financial Statements and Supplementary Data.

Our financial statement schedule that is filed with this Annual Report on Form 10-K is listed in PART IV –ITEM 15, “Exhibits, Financial Statement Schedules.”

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Dorman Products, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries (the Company) as of December 26, 2020 and December 28, 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 26, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 26, 2020 and December 28, 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 26, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrual for customer credits for defective product returns

As disclosed in Notes 1 and 12 to the consolidated financial statements, the Company estimates customer credits for defective product returns and other items. The accrual for customer credits to be issued for defective product returns includes assumptions about the length of time between when a sale occurs and a credit is issued. The provision for customer credits is reflected in the consolidated financial statements as a reduction from gross sales and accruals for customer credits are a portion of accrued customer rebates and returns. At December 26, 2020, accrued customer rebates and returns were $155,751 thousand.

We identified the evaluation of the accrual for customer credits for defective product returns as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s determination of the impact of market conditions on the length of time between when a sale occurs and a credit is issued for defective product returns.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to record the accrual for customer credits for defective product returns. This included a control related to the determination of the impact of market conditions on the length of time between when a sale occurs and a credit is issued for defective product returns. We assessed the Company’s accrual for customer credits for defective product returns by evaluating (1) the historical relationship between sales and customer credits for defective product returns, (2) the Company’s internal data, (3) certain external market data, and (4) a sample of executed third-party contracts. We inquired of personnel within the Company’s quality control department regarding the impact of current market conditions on the length of time between when a sale occurs and a credit is issued for defective product returns. We analyzed a sample of customer credits issued after year-end and evaluated their effect on the accrual.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
February 22, 2021

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
(in thousands, except per share data)	December 26, 2020	December 28, 2019	December 29, 2018
Net sales	$1,092,748	$991,329	$973,705
Cost of goods sold	709,632	651,504	600,424
Gross profit	383,116	339,825	373,281
Selling, general and administrative expenses	249,743	233,997	202,138
Income from operations	133,373	105,828	171,143
Other income (expense), net	2,363	(21)	(8)
Income before income taxes	135,736	105,807	171,135
Provision for income taxes	28,866	22,045	37,533
Net income	$106,870	$83,762	$133,602

Earnings per share:
Basic	$3.31	$2.57	$4.04
Diluted	$3.30	$2.56	$4.02
Weighted average shares outstanding:
Basic	32,280	32,606	33,097
Diluted	32,373	32,688	33,207

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 26, 2020	December 28, 2019
Assets
Current assets:
Cash and cash equivalents	$155,576	$68,353
Accounts receivable, less allowance for doubtful accounts of $1,260 and $957 in 2020 and 2019, respectively	460,878	391,810
Inventories	298,719	280,813
Prepaids and other current assets	7,758	13,614
Total current assets	922,931	754,590
Property, plant and equipment, net	91,009	101,837
Operating lease right-of-use assets	39,002	32,198
Goodwill	91,080	74,458
Intangible assets, net	25,207	21,305
Deferred tax asset, net	12,450	4,336
Other assets	38,982	52,348
Total assets	$1,220,661	$1,041,072
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$117,878	$90,437
Accrued compensation	19,711	9,782
Accrued customer rebates and returns	155,751	105,903
Other accrued liabilities	29,305	14,380
Total current liabilities	322,645	220,502
Long-term operating lease liabilities	37,083	29,730
Other long-term liabilities	3,555	13,297
Deferred tax liabilities, net	3,819	3,959
Commitments and contingencies (Note 11)
Shareholders' equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 32,168,740 and 32,558,168 shares in 2020 and 2019, respectively	322	326
Additional paid-in capital	64,085	52,605
Retained earnings	789,152	720,653
Total shareholders' equity	853,559	773,584
Total liabilities and shareholders' equity	$1,220,661	$1,041,072

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 30, 2017	33,571,524	$336	$44,812	$589,659	$634,807
Exercise of stock options	10,572	—	200	—	200
Compensation expense under Incentive Stock Plan	—	—	3,460	—	3,460
Purchase and cancellation of common stock	(648,503)	(7)	(1,167)	(44,177)	(45,351)
Issuance of non-vested stock, net of cancellations	83,891	1	1,798	—	1,799
Other stock related activity, net of tax	(12,623)	—	(1,242)	348	(894)
Net income	—	—	—	133,602	133,602
Balance at December 29, 2018	33,004,861	330	47,861	679,432	727,623
Exercise of stock options	14,227	—	123	—	123
Compensation expense under Incentive Stock Plan	—	—	3,077	—	3,077
Purchase and cancellation of common stock	(521,944)	(5)	(939)	(40,395)	(41,339)
Issuance of non-vested stock, net of cancellations	69,826	1	1,376	—	1,377
Other stock related activity, net of tax	(10,707)	—	1,107	(2,146)	(1,039)
Net income	—	—	—	83,762	83,762
Balance at December 28, 2019	32,556,263	326	52,605	720,653	773,584
Exercise of stock options	27,787	—	1,184	—	1,184
Compensation expense under Incentive Stock Plan	—	—	7,586	—	7,586
Purchase and cancellation of common stock	(462,635)	(5)	(833)	(37,838)	(38,676)
Issuance of non-vested stock, net of cancellations	53,572	1	3,462	—	3,463
Other stock related activity, net of tax	(6,247)	—	81	(533)	(452)
Net income	—	—	—	106,870	106,870
Balance at December 26, 2020	32,168,740	$322	$64,085	$789,152	$853,559

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 26, 2020	December 28, 2019	December 29, 2018
Cash Flows from Operating Activities:
Net income	$106,870	$83,762	$133,602
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	32,307	25,915	28,391
Gain on equity method investment	(2,498)	—	—
Provision (benefit) for doubtful accounts	316	39	(570)
(Benefit) provision from deferred income taxes	(9,599)	1,058	(58)
Provision for stock-based compensation	7,586	3,077	3,460
Changes in assets and liabilities:
Accounts receivable	(67,369)	8,810	(61,413)
Inventories	(12,334)	(10,956)	(46,835)
Prepaids and other current assets	5,353	(7,659)	(853)
Other assets	(3,975)	1,672	(3,897)
Accounts payable	25,251	(19,079)	26,957
Accrued customer rebates and returns	49,849	9,016	(5,173)
Accrued compensation and other liabilities	20,209	(349)	4,501
Cash provided by operating activities	151,966	95,306	78,112
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(14,808)	—	(28,040)
Property, plant and equipment additions	(15,450)	(29,560)	(26,106)
Purchase of investments	—	—	(5,000)
Cash used in investing activities	(30,258)	(29,560)	(59,146)
Cash Flows from Financing Activities:
Proceeds of revolving credit line	99,000	—	—
Payments of revolving credit line	(99,000)	—	—
Contingent consideration payments	—	—	(2,036)
Other stock related activity	3,007	365	249
Proceeds from exercise of stock options	1,184	123	201
Purchase and cancellation of common stock	(38,676)	(41,339)	(45,352)
Cash used in financing activities	(34,485)	(40,851)	(46,938)
Effect of exchange rate changes on Cash and Cash Equivalents	—	—	(261)
Net Increase (Decrease) in Cash and Cash Equivalents	87,223	24,895	(28,233)
Cash and Cash Equivalents, Beginning of Period	68,353	43,458	71,691
Cash and Cash Equivalents, End of Period	155,576	$68,353	$43,458
Supplemental Cash Flow Information
Cash paid for interest expense	$753	$338	$250
Cash paid for income taxes	$28,341	$28,923	$30,453

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 26, 2020

1. Summary of Significant Accounting Policies

Dorman Products, Inc. ("Dorman", the "Company", “we”, “us”, or “our”) is a supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy-duty trucks in the automotive aftermarket industry.

We operate on a fifty-two, fifty-three week period ending on the last Saturday of the calendar year. The fiscal years ended December 26, 2020 (“fiscal 2020”), December 28, 2019 (“fiscal 2019”) and December 29, 2018 (“fiscal 2018”) were each fifty-two week periods.

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

Sales of Accounts Receivable. We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these programs were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. During fiscal 2020, fiscal 2019 and fiscal 2018, we sold $740.0 million, $676.4 million and $604.7 million, respectively, under these programs. Selling, general and administrative expenses include $13.2 million, $16.7 million and $14.5 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively, of financing costs associated with these accounts receivable sales programs.

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

Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives, which range from 3 to 39 years, using the straight-line method for financial statement reporting purposes and accelerated methods for income tax purposes. The costs of maintenance and repairs are expensed as incurred. Renewals and betterments are capitalized. Gains and losses on disposals are included in operating results.

Estimated useful lives by major asset category are as follows:

Buildings and building improvements	10 to 39 years
Machinery, equipment and tooling	3 to 7 years
Software and computer equipment	3 to 10 years
Furniture, fixtures and leasehold improvements	7 to 39 years

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

Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. In regard to the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During fiscal 2020 and fiscal 2019, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount.

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

Long-term core inventory was $19.6 million and $22.8 million as of December 26, 2020 and December 28, 2019, respectively. Long-term core inventory is recorded at the lower of cost or net realizable value. Cost is determined based on actual purchases of core inventory. We believe that the most appropriate classification of core inventory is a long-term asset. According to guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), current assets are defined as “assets or resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” The determination of the long-term classification is based on our view that the value of the cores is not expected to be consumed or realized in cash during our normal annual operating cycle.

We have investments that we account for according to the equity method of accounting. The total book value of these investments was $8.5 million and $19.3 million as of December 26, 2020 and December 28, 2019, respectively. These investments provided us $1.3 million, $3.2 million and $2.2 million of income during fiscal 2020, fiscal 2019, and fiscal 2018, respectively. In January 2020, we acquired the remaining 60% of the outstanding stock of Power Train Industries, Inc. (“PTI”), a privately-held supplier of parts to the automotive aftermarket, based in Reno, Nevada of which we held equity investments with a fair value of $12.3 million. Additionally, in fiscal 2018 we purchased an investment that we account for according to the cost method of accounting. The carrying book value of this investment was $5.0 million as of December 26, 2020.

Other Accrued Liabilities. Other accrued liabilities include primarily accrued commissions, accrued income taxes, insurance liabilities, product warranties, and other current liabilities. We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products. Our warranty limits the end-user’s remedy to the repair or replacement of the part that is defective. Product warranty reserves, were immaterial as of December 26, 2020 and December 28, 2019, and are based upon experience and forecasts using the best historical and current claim information available. Provisions and payments related to end-user product warranty reserves were not material in fiscal 2020, fiscal 2019 or fiscal 2018.

Revenue Recognition and Accrued Customer Rebates and Returns. Revenue is recognized from product sales when goods are shipped, title and risk of loss and control have been transferred to the customer and collection is reasonably assured. We record estimates for cash discounts, defective and slow-moving product returns, promotional rebates, core return deposits, and other discounts in the period of the sale ("Customer Credits"). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as an increase of accrued customer rebates and returns, which is included in current liabilities. Customer Credits are estimated based on contractual provisions, historical experience, and our assessment of current market conditions. Actual Customer Credits have not differed materially from estimated amounts. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold.

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

Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $20.7 million in fiscal 2020, $21.0 million in fiscal 2019 and $20.1 million in fiscal 2018 have been recorded in selling, general and administrative expenses in the Consolidated Statements of Operations.

Stock-Based Compensation. At December 26, 2020 and December 28, 2019, we had awards outstanding under two stock-based employee compensation plans, which are described more fully in Note 13, Capital Stock. We record compensation expense for all awards granted. The value of restricted stock and restricted stock units issued is based on the fair value of our common stock on the grant date. For performance-based restricted stock awards tied to growth in adjusted pre-tax income, compensation costs related to the stock is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions as of the reporting date. The fair value of performance-based restricted stock and performance-based restricted stock units, for which the performance measure is total shareholder return, was determined using a Monte Carlo simulation model. The fair value of stock options granted was determined using the Black-Scholes option valuation model on the grant date.

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

Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount that may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our four largest customers accounted for 82% and 80% of net accounts receivable as of December 26, 2020 and December 28, 2019, respectively. We continually monitor the credit terms and credit limits to these and other customers. In fiscal 2020 and fiscal 2019, approximately 77% and 79%, respectively, of our products were purchased from suppliers located in a variety of foreign countries, with the largest portion coming from China.

Fair Value Disclosures. The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. Additionally, the fair value of assets acquired and liabilities assumed are determined at the date of acquisition. Contingent consideration associated with an acquisition is recorded at fair value at the acquisition date and is adjusted to fair value at each reporting period.

2. New and Recently Adopted Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, which was subsequently amended in November 2018 through ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments Credit Losses. ASU 2016-13 requires entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financial receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for loss receivables that are current with respect to their payment terms. ASU 2016-13 is effective for companies beginning with fiscal years beginning after December 15, 2019. We adopted this ASU effective December 29, 2019, the beginning of our 2020 fiscal year. Adoption of this ASU did not have a material impact on our condensed consolidated financial statements and related disclosures.

3. Business Acquisitions and Investments

Power Train Industries, Inc.

On January 2, 2020, we acquired the remaining 60% of the outstanding stock of PTI. The total purchase price for PTI was approximately $30.7 million, which included $18.4 million paid for the remaining 60% of the outstanding stock, subject to customary purchase price adjustments, and $12.3 million which represents the fair value of the previously held 40% equity interest in PTI that was acquired by the Company in 2016. As a result of the acquisition, we recorded a gain of approximately $2.5 million in other income (expense), net during the year ended December 26, 2020 from the increase in fair value of the previously owned 40% interest in PTI. We previously accounted for our 40% interest as an equity-method investment.

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

Our measurement period adjustments for PTI were complete as of December 26, 2020.

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

Flight Systems Automotive Group L.L.C.

On August 31, 2018, we acquired 100% of the outstanding stock of Flight Systems Automotive Group L.L.C. (“Flight Systems” or “Flight”), a privately-held manufacturer and remanufacturer of complex automotive electronics and diesel fuel system components, based in Lewisberry, Pennsylvania. The purchase price was $27.5 million. We believe complex electronics components represent important growth opportunities for us and Flight’s product portfolio delivers valuable alternatives to aftermarket professionals.

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

The financial results of the acquisition have been included in the Consolidated Financial Statements since the date of acquisition.

4. Inventories

Inventories were as follows:

(in thousands)	December 26, 2020	December 28, 2019
Bulk product	$136,726	$114,308
Finished product	157,484	161,866
Packaging materials	4,509	4,639
Total	$298,719	$280,813

5. Property, Plant and Equipment

Property, plant and equipment include the following:

(in thousands)	December 26, 2020	December 28, 2019
Buildings	$37,676	$37,513
Machinery, equipment and tooling	131,853	126,663
Furniture, fixtures and leasehold improvements	5,468	5,308
Software and computer equipment	84,922	80,397
Total	259,919	249,881
Less-accumulated depreciation and amortization	(168,910)	(148,044)
Property, plant and equipment, net	$91,009	$101,837

Depreciation and amortization expenses associated with property, plant, and equipment were $26.6 million, $25.4 million, and $25.4 million in fiscal 2020, fiscal 2019, and fiscal 2018, respectively.

6. Leases

We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of and to obtain substantially all of the economic benefit from the use of the underlying asset. We have operating leases for distribution centers, sales offices and certain warehouse and office equipment. Our operating leases have remaining lease terms of 1 to 11 years, many of which include one or more renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year. Some of our operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation.

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. The incremental borrowing rate is not a commonly quoted rate and is derived through a combination of inputs including our credit rating and the impact of full collateralization. The incremental borrowing rate is based on our collateralized borrowing capabilities over a similar term of the lease payments. We utilized the consolidated group borrowing rate for all leases as we operate a centralized treasury operation. Operating lease payments are recognized on a straight-line basis over the lease term. We had no finance leases as of December 26, 2020 or December 28, 2019.

Practical Expedients and Accounting Policy Elections

In accordance with the guidance on leases and as permitted by the FASB, we have elected to use certain practical expedients and policy elections.

- We have elected to include both lease and non-lease components as a single lease component, as non-lease components of contracts have not historically been material.

- We have elected to account for leases with terms of one year or less as short-term leases and, as such, are not included in the right-of-use assets or lease liabilities.

As of December 26, 2020 and December 28, 2019, there were no material variable lease costs or sublease income. Cash paid for operating leases was $7.7 million and $6.0 million during fiscal 2020 and fiscal 2019, respectively, which are classified in operating activities on the Consolidated Statements of Cash Flows. The following table summarizes the lease expense:

	For the Year Ended
(in thousands)	December 26, 2020	December 28, 2019
Operating lease expense	$7,732	$7,362
Short-term lease expense	3,647	4,547
Total lease expense	$11,379	$11,909

Supplemental balance sheet information related to our operating leases is as follows:

(in thousands)	December 26, 2020	December 28, 2019
Operating lease right-of-use assets	$39,002	$32,198

Other accrued liabilities	$5,470	$5,348
Long-term operating lease liabilities	37,083	29,730
Total operating lease liabilities	$42,553	$35,078

Weighted average remaining lease term (years)	8.94	10.83
Weighted average discount rate	5.55%	6.32%

The following table summarizes the maturities of our lease liabilities for all operating leases as of December 26, 2020:

(in thousands)	December 26, 2020
2021	$7,346
2022	6,777
2023	5,041
2024	4,859
2025	4,581
2026 and thereafter	23,998
Total lease payments	52,602
Less: Imputed interest	(10,049)
Present value of lease liabilities	$42,553

For the year ended December 29, 2018, minimum rental payments under operating leases were recognized on a straight-line basis over the term of the lease including any periods of free rent. Rent expense for operating leases, including short-term equipment and storage rentals, was $6.9 million in fiscal 2018.

7. Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)	December 26, 2020	December 28, 2019
Balance at beginning of period	$74,458	$72,606
Goodwill acquired	16,622	—
Measurement period adjustment	—	1,852
Balance at end of period	$91,080	$74,458

Intangible Assets

Intangible assets, subject to amortization, included the following:

		December 26, 2020			December 28, 2019
Intangible assets subject to amortization	Weighted Average Amortization Period (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(dollars in thousands)
Customer relationships	8.7	$25,050	$7,141	$17,909	$20,450	$4,698	$15,752
Trade names	10.6	6,760	1,585	5,175	6,060	975	5,085
Technology	7.6	2,167	323	1,844	367	74	293
Other	3.4	430	151	279	240	65	175
Total		$34,407	$9,200	$25,207	$27,117	$5,812	$21,305

Amortization expense associated with intangible assets was $3.4 million, $2.6 million and $2.3 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The estimated future amortization expense for intangible assets as of December 26, 2020, is summarized as follows:

(in thousands)
2021	$3,384
2022	3,384
2023	3,384
2024	3,240
2025	3,062
Thereafter	8,753
Total	$25,207

8. Long-Term Debt

We have a credit agreement, expiring in December 2022, that provides for a revolving credit facility of $100.0 million and, subject to certain requirements, gives us the ability to request increases in revolving credit commitments of up to an additional $100.0 million. Borrowings under the credit agreement are on an unsecured basis. At the Company’s election, the interest rate applicable to borrowings under the credit agreement will be either (1) the Prime Rate as announced by Wells Fargo from time to time, (2) an Adjusted LIBOR Market Index Rate as measured by the LIBOR Market Index Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA, or (3) an Adjusted LIBOR Rate as measured by the LIBOR Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA. During the occurrence and continuance of an event of default, as defined in the credit agreement, all outstanding revolving credit loans will bear interest at a rate per annum equal to 2.00% in excess of the greater of (1) the Prime Rate or (2) the Adjusted LIBOR Market Index Rate then applicable. The credit agreement also contains covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement. As of December 26, 2020, we were not in default in respect to the credit agreement.

The credit agreement also requires us to pay a fee of 0.10% on the average daily unused portion of the facility, provided the fee will not be charged on the first $30 million of the revolving credit facility. On June 29, 2020, the first day of our fiscal third quarter, the Company repaid the $99.0 million of outstanding borrowings under this revolving credit facility, which borrowings were made earlier in the year to help manage liquidity in light of the COVID-19 pandemic. Additionally, we paid $0.4 million in interest during the year. The average interest rate while the debt was outstanding was 1.41%. As of December 26, 2020 and December 28, 2019, we had no borrowings under the credit agreement and two outstanding letters of credit for approximately $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had approximately $99.2 million available under the credit agreement as of December 26, 2020.

9. Related Party Transactions

We lease our Colmar, PA facility and a portion of our Lewisberry, PA facility from entities in which Steven L. Berman, our Executive Chairman, and certain of his family members are owners. Each lease is a non-cancelable operating lease. Total rental payments to those entities under these lease arrangements were $1.8 million, $1.6 million, and $1.6 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The lease for our corporate headquarters in Colmar, PA was renewed during November 2016, effective as of January 1, 2018, and will expire on December 31, 2022. The lease for our Lewisberry, PA operating facility was signed in September 2020 and will expire on December 31, 2027. In the opinion of our Audit Committee, the terms and rates of these leases were no less favorable than those which could have been obtained from an unaffiliated party when the lease for our corporate headquarters in Colmar, PA was renewed during November 2016 and when the lease for our Lewisberry, PA operating facility was signed in September 2020.

We are a partner in a joint venture with one of our suppliers and own a minority interest in two other suppliers. Purchases from these companies, and from PTI prior to our full acquisition on January 2, 2020 were $10.7 million, $23.2 million and $20.3 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively.

10. Income Taxes

The components of the income tax provision (benefit) are as follows:

(in thousands)	2020	2019	2018
Current:
Federal	$33,698	$19,090	$33,362
State	4,276	2,091	2,618
Foreign	491	(194)	1,611
	38,465	20,987	37,591
Deferred:
Federal	(8,475)	2,084	1,398
State	(893)	(280)	186
Foreign	(231)	(746)	(1,642)
	(9,599)	1,058	(58)
Total	$28,866	$22,045	$37,533

The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective tax rate:

	2020	2019	2018
Federal taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.0	1.3	1.3
Research and development tax credit	(0.6)	(0.5)	(0.4)
Federal permanent items	(0.2)	(0.3)	(0.1)
Effect of foreign operations	0.1	(1.1)	(0.2)
Other	(1.0)	0.4	0.3
Effective tax rate	21.3%	20.8%	21.9%

At December 26, 2020, we had $1.1 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

The following table summarizes the change in unrecognized tax benefits for the three years ended December 26, 2020:

(in thousands)	2020	2019	2018
Balance at beginning of year	$2,301	$2,390	$2,301
Reductions due to lapses in statutes of limitations	—	(200)	(95)
Reductions due to tax positions settled	(1,308)	—	(368)
Reductions due to reversals of prior year positions	(202)	(28)	(4)
Additions based on tax positions taken during the current period	269	139	556
Balance at end of year	$1,060	$2,301	$2,390

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 26, 2020, accrued interest and penalties related to unrecognized tax benefits were immaterial.

Deferred income taxes result from timing differences in the recognition of revenue and expense between tax and financial statement purposes. The sources of temporary differences are as follows:

(in thousands)	December 26, 2020	December 28, 2019
Assets:
Inventories	$11,346	$9,545
Accounts receivable	16,452	10,695
Operating lease liability	9,352	7,273
Accrued expenses	3,550	1,974
Foreign tax credits	631	844
Total deferred tax assets	41,331	30,331
Valuation allowance	(1,256)	(844)
Net deferred tax assets	40,075	29,487
Liabilities:
Depreciation	10,586	10,296
Goodwill and intangible assets	12,419	11,742
Operating lease right of use asset	8,560	6,656
Other	(121)	416
Gross deferred tax liabilities	31,444	29,110
Net deferred tax assets	$8,631	$377

Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the remaining net deferred tax assets.

We file income tax returns in the United States, Canada, China, India, and Mexico. All years before 2017 are closed for U.S. federal tax purposes. Tax years before 2016 are closed for the states in which we file. Tax years before 2017 are closed for tax purposes in Canada. Tax years before 2017 are closed for tax purposes in China. Tax years before 2015 are closed for tax purposes in Mexico. All tax years remain open for India.

The Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law on March 27, 2020 in response to the COVID-19 pandemic. The CARES Act, among other things, allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act also includes provisions relating to increased interest expense deductibility, refundable payroll tax credits, deferment of employer social security payments, and technical corrections to tax depreciation methods for qualified improvement property. Most significant to the Company is the accelerated depreciation on qualified improvement property. The Company continues to monitor Coronavirus-related Federal and state relief opportunities.

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

CBP Matter. During 2019, we commenced a voluntary disclosure process in which we committed to disclosing to U.S. Customs & Border Protection (“CBP”) certain product misclassifications and reimbursing CBP for any resulting underpayment of duties that were identified as part of a voluntary internal review conducted by the Company. The Company recorded an estimated liability of $2.8 million in its Statement of Operations for the year ended December 28, 2019, which represents the Company’s estimated underpayment of duties, after deducting its estimated overpayment of duties, to CBP due to misclassifications over the prior five-year period, which is the applicable statute of limitations, plus applicable interest.

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

Acquisitions. We have contingent consideration related to certain of our prior acquisitions due to the uncertainty of the ultimate amount of payment which will become due as earnout payments if performance targets are achieved. As of December 26, 2020 and December 28, 2019, we have accrued approximately $8.0 million and $5.6 million, respectively, which represents the fair value of the estimated payments that will become due in connection with these prior acquisitions if performance targets are achieved. During fiscal 2020 we increased this accrual by $2.4 million, primarily due to updates to the net sales attributable to the earnout period. In fiscal 2019, we reduced this accrual by $2.3 million, primarily due to updates in the assumptions used for forecasted net sales attributable to the earnout period. This accrual balance change during fiscal 2018 was immaterial. The changes in the accrual balance during fiscal 2020, fiscal 2019, and fiscal 2018 were included in Selling, General and Administrative expenses in each of the respective periods. If the performance targets are fully achieved, the remaining maximum contingent payments under these agreements would be $15.3 million.

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

12. Revenue Recognition

Business Description

We are a supplier of replacement parts and fasteners for passenger cars, light trucks, and heavy-duty trucks in the automotive aftermarket. We group our products into four major classes: powertrain, automotive body, chassis, and hardware. Our products are sold primarily in the United States through automotive aftermarket retailers, including through their online platforms, national and regional local warehouse distributors and specialty markets, and salvage yards. We also distribute automotive replacement parts internationally, with sales primarily into Canada, Mexico, Europe, the Middle East, and Australia.

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

We record estimates for cash discounts, defective and slow-moving product returns, promotional rebates, core return deposits and other discounts in the period the related product revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as an increase of accrued customer rebates and returns. Customer Credits are estimated based on contractual provisions, historical experience, and our assessment of current market conditions. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold. We have concluded that our estimates of variable consideration are not constrained according to the definition in the new standard.

All of our revenue was recognized under the point of time approach in accordance with U.S. generally accepted accounting principles during fiscal 2020, fiscal 2019 and fiscal 2018. Also, we do not have significant financing arrangements with our customers, as our credit terms are all less than one year. Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

Practical Expedients and Accounting Policy Elections

In accordance with the guidance on revenue recognition and as permitted by the FASB, we have elected to use certain practical expedients and policy elections, as follows:

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

Disaggregated Revenue

The following tables present our disaggregated net sales by type of major good / product line, and geography.

	For the Year Ended
(in thousands)	December 26, 2020	December 28, 2019	December 29, 2018
Powertrain	$442,221	$395,975	$393,979
Chassis	324,399	297,350	278,584
Automotive Body	266,699	251,506	256,344
Hardware	59,429	46,498	44,798
Net Sales	$1,092,748	$991,329	$973,705

	For the Year Ended
(in thousands)	December 26, 2020	December 28, 2019	December 29, 2018
Net Sales to U.S. Customers	$1,031,183	$929,908	$913,181
Net Sales to Non-U.S. Customers	61,565	61,421	60,524
Net Sales	$1,092,748	$991,329	$973,705

During fiscal 2020, three customers (Advance, AutoZone and O’Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for 56% of net sales in fiscal 2020. In fiscal 2019 and fiscal 2018, four customers (Advance, AutoZone, NAPA, and O'Reilly) each accounted for more than 10% of net sales and in the aggregate accounted for approximately 66% in fiscal 2019 and 63% in fiscal 2018.

13. Capital Stock

Controlling Interest by Officers, Directors and Family Members. As of both December 26, 2020 and December 28, 2019, Steven Berman, the Executive Chairman of the Company, and members of his family beneficially owned approximately 18% of the outstanding shares of our common stock and can influence matters requiring approval of shareholders, including the election of the Board of Directors and the approval of significant transactions.

Undesignated Stock. We have 50,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by our Board of Directors.

Incentive Stock Plan. Prior to May 16, 2018, we issued stock compensation grants under our 2008 Stock Option and Stock Incentive Plan. On May 16, 2018, our shareholders approved our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan” or the “Plan”), which supersedes our 2008 Stock Option and Stock Incentive Plan. All future stock compensation grants will be issued under the 2018 Plan. Under the terms of the Plan, our Board of Directors may grant up to 1,200,000 shares of common stock in the form of shares of restricted stock, restricted stock units, stock appreciation rights and stock options, or combinations thereof, to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved. Stock options are exercisable upon the terms set forth in each grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock and restricted stock units vest in accordance with the terms set forth in each applicable award agreement approved by our Board of Directors. At December 26, 2020, 853,471 shares were available for grant under the Plan.

Restricted Stock Awards and Restricted Stock Units

Prior to March 2020, we issued awards of restricted stock to certain employees and members of our Board of Directors. Grants were made in the form of time-based restricted stock awards and performance-based restricted stock awards. For all restricted stock awards, we retain the restricted stock, and any dividends paid thereon, until the vesting restrictions have been met. For time-based restricted stock awards, compensation cost is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. Prior to 2019, we issued performance-based restricted stock awards tied to growth in adjusted pre-tax income. Compensation costs related to those awards is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions as of the reporting date. In 2019, we introduced performance-based restricted stock awards that vest based on our total shareholder return ranking relative to the S&P Mid-Cap 400 Growth Index over a three-year performance period. For those awards, compensation cost is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates and dividends.

Beginning in March 2020, we began issuing restricted stock units to certain employees and members of our Board of Directors. For time-based restricted stock units, compensation cost is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. Also, in March 2020, we began issuing performance-based restricted stock units that vest based on our total shareholder return ranking relative to the S&P Mid-Cap 400 Growth Index over a three-year performance period. For performance-based restricted stock units tied to total shareholder return, compensation cost is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model as discussed in the paragraph above.

The following table summarizes the weighted average valuation assumptions used to calculate the fair value of total shareholder return performance-based restricted stock awards and performance-based restricted stock units granted:

	For the Years Ended
	December 26, 2020	December 28, 2019
Share price	$61.68	$82.03
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	31.5%	27.7%
Risk-free interest rate	0.9%	2.5%
Expected life	2.8 years	2.8 years

The share price is the company’s closing share price as of the valuation date. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of vesting as of the grant date. The weighted-average grant-date fair value of total shareholder return performance-based restricted stock units granted during fiscal 2020 was $65.09.

Compensation cost related to performance-based and time-based restricted stock awards and restricted stock units was $3.2 million, $2.1 million and $2.6 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2020, fiscal 2019 or fiscal 2018.

The following table summarizes our restricted stock awards and restricted stock unit activity for the three years ended December 26, 2020:

	Shares	Weighted Average Price
Balance at December 30, 2017	153,727	$59.94
Granted	89,798	$73.51
Vested	(45,707)	$62.56
Cancelled	(27,081)	$75.39
Balance at December 29, 2018	170,737	$63.94
Granted	92,396	$81.92
Vested	(41,586)	$55.72
Cancelled	(44,056)	$58.03
Balance at December 28, 2019	177,491	$76.70
Granted	83,875	$64.66
Vested	(27,477)	$71.25
Cancelled	(16,154)	$76.44
Balance at December 26, 2020	217,735	$72.77

As of December 26, 2020, there was approximately $6.9 million of unrecognized compensation cost related to unvested restricted stock and unvested restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. The excess tax benefit generated from restricted stock awards and restricted stock units was immaterial for all periods presented.

Stock Options

We grant stock options to certain employees. We expense the grant-date fair value of stock options as compensation cost over the vesting or performance period. Compensation cost charged against income for stock options was $1.0 million, $0.7 million and $0.5 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The compensation costs were classified as selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2020, fiscal 2019 or fiscal 2018.

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

The following table summarizes the weighted average valuation assumptions used to calculate the fair value of options granted and the associated weighted-average grant-date fair values:

	For the Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Expected dividend yield	0%	0%	0%
Expected stock price volatility	29%	28%	27%
Risk-free interest rate	0.8%	2.3%	2.6%
Expected life of options	5.3	5.4 years	3.0 years
Weighted-average grant-date fair value	$17.84	$24.32	$15.88

The following table summarizes our stock option activity for the three years ended December 26, 2020:

	Shares	Option Price per Share	Weighted Average Price	Weighted Average Remaining Terms (years)	Aggregate Intrinsic Value
Balance at December 30, 2017	122,547	$5.67 – $82.59	$57.74
Granted	81,995	$68.93 – $82.94	$73.84
Exercised	(15,113)	$5.67 – $78.64	$39.38
Cancelled	(960)	$72.55	$72.55
Balance at December 29, 2018	188,469	$7.74 – $82.94	$66.14
Granted	44,025	$73.72 – $84.93	$81.84
Exercised	(38,009)	$7.74 – $78.76	$58.96
Cancelled	(12,773)	$41.59 – $82.94	$75.52
Balance at December 28, 2019	181,712	$41.59 – $82.94	$70.78
Granted	109,352	$61.68 – $83.06	$63.25
Exercised	(31,521)	$41.59 – $82.94	$50.77
Cancelled	(8,764)	$61.68 – $74.21	$65.24
Balance at December 26, 2020	250,779	$41.59 – $84.93	$70.21	4.9	$4,847,742
Options exercisable at December 26, 2020	78,066	$41.59 – $84.93	$72.06	2.5	$1,366,281

As of December 26, 2020, there was approximately $2.3 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Cash received from option exercises was $1.2 million, $0.1 million, and $0.2 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The tax benefit generated from option exercises was immaterial for all periods presented. 2020 20192018

Employee Stock Purchase Plan. In May 2017, our shareholders approved the Dorman Products, Inc. Employee Stock Purchase Plan (the “ESPP”), which makes available 1,000,000 shares of our common stock for sale to eligible employees. The purpose of the ESPP, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions and limited cash contributions by our employees. These contributions are used to purchase shares of the Company’s common stock at a 15% discount from the lower of the market price at the beginning or end of the purchase window. Beginning in March 2018, share purchases under the plan are made twice annually. There were 79,089 shares, 21,200 shares and 21,173 shares purchased under this plan during fiscal 2020, fiscal 2019 and fiscal 2018, respectively. Compensation cost under the ESPP plan was $3.3 million, $0.3 million and $0.4 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. The tax benefit generated from ESPP purchases was $0.5 million in 2020. There was no tax benefit generated from ESPP purchases in fiscal 2019 or fiscal 2018.

401(k) Retirement Plan. The Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”) is a defined contribution profit sharing and 401(k) plan covering substantially all of our employees as of December 26, 2020. Annual company contributions under the 401(k) Plan are determined by the Compensation Committee of our Board of Directors. Total expense related to the 401(k) Plan was $3.6 million, $3.1 million and $4.3 million in fiscal 2020, fiscal 2019 and fiscal 2018, respectively. At December 26, 2020, the 401(k) Plan held 195,368 shares of our common stock.

Common Stock Repurchases. We periodically repurchase, at the then current market price, and cancel common stock issued to the 401(k) Plan. 401(k) Plan participants can no longer purchase shares of Dorman common stock as an investment option under the 401(k) Plan. Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. The following table summarizes the repurchase and cancellation of common stock:

	For the Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Shares repurchased and cancelled	23,360	22,380	26,280
Total cost of shares repurchased and cancelled (in millions)	$1.9	$1.9	$2.0
Average price per share	$81.12	$87.26	$74.79

Share Repurchase Program. On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors has expanded the program up to $500 million and extended the program through December 31, 2022. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. At December 26, 2020, $207.1 million was available for repurchase under this program. The following table summarizes the repurchase and cancellation of common stock:

	For the Years Ended
	December 26, 2020	December 28, 2019	December 29, 2018
Shares repurchased and cancelled	439,275	499,564	622,223
Total cost of shares repurchased and cancelled (in millions)	$36.8	$39.4	$43.4
Average price per share	$83.73	$78.84	$69.73

14. Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding unvested restricted stock and unvested restricted stock units which are considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of approximately 35,975 shares, 92,000 shares and 116,000 shares were excluded from the calculation of diluted earnings per share as of December 26, 2020, December 28, 2019 and December 29, 2018, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	For the Year Ended
(in thousands, except per share data)	December 26, 2020	December 28, 2019	December 29, 2018
Numerator:
Net income	$106,870	$83,762	$133,602
Denominator:
Weighted average basic shares outstanding	32,280	32,606	33,097
Effect of compensation awards	93	82	110
Weighted average diluted shares outstanding	32,373	32,688	33,207
Earnings Per Share:
Basic	$3.31	$2.57	$4.04
Diluted	$3.30	$2.56	$4.02

15. Business Segments

We have determined that our business comprises a single reportable operating segment, namely, the sale of replacement parts and fasteners for passenger cars, light trucks, and heavy-duty trucks in the automotive aftermarket industry.

Net sales to countries outside the United States, primarily to Canada and Mexico, and to a lesser extent into Europe, the Middle East, and Australia, in fiscal 2020, fiscal 2019 and fiscal 2018 were $61.6 million, $61.4 million and $60.5 million, respectively.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 26, 2020, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that, as of December 26, 2020, our internal control over financial reporting was effective.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting. Their report appears below.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended December 26, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Dorman Products, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Dorman Products, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 26, 2020 and December 28, 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 26, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 22, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 22, 2021

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Except for the information provided in PART I – ITEM 4.1, “Executive Officers of the Registrant” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Proposal I: Election of Directors,” “Director Compensation,” “Committees of the Board of Directors – Audit Committee” and “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports.”

We have adopted a written code of ethics that is applicable to our directors, officers and employees. We have also adopted a written code of ethics, “Code of Ethics for Senior Financial Officers,” which applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and any other person performing similar functions (the “Code”). In accordance with the SEC's rules and regulations a copy of the Code is posted on our website www.dormanproducts.com. Dorman will provide to any person without charge, upon request, a copy of the Code. Requests for copies of the Code should be directed to: Attn: Secretary, Dorman Products, Inc., 3400 East Walnut Street, Colmar, PA 18915. We intend to disclose any changes in or waivers from the Code on our website at www.dormanproducts.com. The information on the website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K.

ITEM 11. Executive Compensation.

The required information is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Director Compensation,” “Executive Compensation: Compensation Discussion and Analysis,” “Executive Compensation: Compensation Tables,” “Risk Assessment in Compensation Policies and Practices for Employees,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management – Security Ownership Table.”

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 26, 2020:

			(c)
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2008 Stock Option and Stock Incentive Plan	84,322	$71.31	—
2018 Stock Option and Stock Incentive Plan	166,457	$69.69	853,471
Dorman Products, Inc. Employee Stock Purchase Plan	—	—	878,536
Equity compensation plans not approved by security holders	—	—	—
Total	250,779		1,732,007

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The required information is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance - The Board of Directors and Director Independence.”

ITEM 14. Principal Accounting Fees and Services.

The required information is incorporated by reference from our definitive proxy statement for our 2021 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures.”

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)(1)

Consolidated Financial Statements. Our Consolidated Financial Statements and related documents are provided in PART II - ITEM 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm.

Consolidated Statements of Operations for the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018.

Consolidated Balance Sheets as of December 26, 2020 and December 28, 2019.

Consolidated Statements of Shareholders' Equity for the fiscal years ended December 26, 2020, December 28, 2019 and December 29, 2018.

Consolidated Statements of Cash Flows for the fiscal years ended December 26, 2020, December 28, 2019, and December 29, 2018.

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

(c) Financial Statement Schedule. Reference is made to ITEM 15(a)(2) above.

ITEM 16. Form 10-K Summary

None

Number	Title

3.1	Amended and Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 19, 2017.

3.2	Dorman Products, Inc. Amended and Restated By-Laws, as amended April 7, 2020. Incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on April 9, 2020.

4.1	Specimen Common Stock Certificate of the Company. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

4.2	Amended and Restated Shareholders' Agreement dated as of July 1, 2006. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

4.3	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.4.8†

Form of Dorman Products, Inc. Non-Qualified Stock Option Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

10.4.9†

Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

10.4.10†

Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

10.4.11†

Form of Dorman Products, Inc. Restricted Stock Unit Award for Non-Employee Directors Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q for the quarter ended June 27, 2020.

10.5†	Dorman Products, Inc. Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011.

10.6†	Dorman Products, Inc. 2018 Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2018.

10.7†

Amended and Restated Employment Agreement, dated December 28, 2015, between the Company and Steven Berman. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2015.

10.8†	Offer Letter, dated May 2, 2016, between the Company and Kevin Olsen. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2016.

10.9†	Employment Agreement, dated January 10, 2019, between the Company and Kevin Olsen. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2019.

10.10†	Offer Letter, dated January 24, 2019, between the Company and David Hession. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2019.

Number	Title
10.11†

Separation Agreement, dated February 25, 2011, between the Company and Jeffrey Darby. Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

10.12†

Offer Letter, dated April 8, 2019, between the Company and Joseph P. Braun. Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

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

101

The financial statements from the Dorman Products, Inc. Annual Report on Form 10-K for the year ended December 26, 2020, formatted Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 26, 2020, December 28, 2019 and December 29, 2018; (ii) the Consolidated Balance Sheets as of December 26, 2020 and December 28, 2019; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 26, 2020, December 28, 2019 and December 29, 2018; (iv) the Consolidated Statements of Cash Flows for the years ended December 26, 2020, December 28, 2019 and December 29, 2018; and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 26, 2020, formatted in Inline XBRL (included as Exhibit 101).

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

By: /s/ Kevin M. Olsen
Date: February 22, 2021	Kevin M. Olsen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Olsen	President and Chief Executive Officer and Director	February 22, 2021
Kevin M. Olsen	(principal executive officer)

/s/ David M. Hession	Senior Vice President, Chief Financial Officer and Treasurer	February 22, 2021
David M. Hession	(principal financial and accounting officer)

/s/ Steven L. Berman	Executive Chairman	February 22, 2021
Steven L. Berman /s/ Lisa M. Bachmann Lisa M. Bachmann	Director	February 22, 2021

/s/ John J. Gavin	Director
John J. Gavin		February 22, 2021

/s/ Paul R. Lederer	Director
Paul R. Lederer		February 22, 2021

/s/ Richard T. Riley	Director
Richard T. Riley		February 22, 2021

/s/ Kelly A. Romano	Director
Kelly A. Romano		February 22, 2021

/s/ G. Michael Stakias	Director
G. Michael Stakias		February 22, 2021

SCHEDULE II: Valuation and Qualifying Accounts

	For the Year Ended
(in thousands)	December 26, 2020	December 28, 2019	December 29, 2018
Allowance for doubtful accounts:
Balance, beginning of period	$957	$982	$1,656
Provision	315	39	(570)
Charge-offs	(111)	(64)	(151)
Acquisitions and other	98	—	47
Balance, end of period	$1,259	$957	$982
Allowance for customer credits:
Balance, beginning of period	$105,950	$90,596	$95,537
Provision	308,783	274,243	203,677
Charge-offs	(258,982)	(258,889)	(208,665)
Acquisitions and other	—	—	47
Balance, end of period	$155,751	$105,950	$90,596