Form 10-Q
period 2021-03-27
Dorman Products, Inc.
filed 2021-04-26
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2021

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

As of April 22, 2021 the registrant had 32,082,579 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 27, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(in thousands, except per share data)	March 27, 2021	March 28, 2020
Net sales	$288,012	$257,730
Cost of goods sold	183,492	172,933
Gross profit	104,520	84,797
Selling, general and administrative expenses	62,869	59,735
Income from operations	41,651	25,062
Other (expense) income, net	(36)	2,631
Income before income taxes	41,615	27,693
Provision for income taxes	8,885	4,918
Net income	$32,730	$22,775

Earnings per share:
Basic	$1.02	$0.70
Diluted	$1.02	$0.70
Weighted average shares outstanding:
Basic	32,048	32,354
Diluted	32,184	32,426

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	March 27, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$166,603	$155,576
Accounts receivable, less allowance for doubtful accounts of $1,210 and $1,260 in 2021 and 2020, respectively	452,520	460,878
Inventories	337,697	298,719
Prepaids and other current assets	9,817	7,758
Total current assets	966,637	922,931
Property, plant and equipment, net	90,699	91,009
Operating lease right-of-use assets	39,552	39,002
Goodwill	91,080	91,080
Intangible assets, net of accumulated amortization of $10,040 and $9,194 in 2021 and 2020, respectively	24,360	25,207
Deferred tax asset, net	12,173	12,450
Other assets	39,768	38,982
Total assets	$1,264,269	$1,220,661
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$118,529	$117,878
Accrued compensation	13,169	19,711
Accrued customer rebates and returns	163,967	155,751
Other accrued liabilities	39,752	29,305
Total current liabilities	335,417	322,645
Long-term operating lease liabilities	37,226	37,083
Other long-term liabilities	4,067	3,555
Deferred tax liabilities, net	3,748	3,819
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 32,115,528 and 32,168,740 shares in 2021 and 2020, respectively	321	322
Additional paid-in capital	67,596	64,085
Retained earnings	815,894	789,152
Total shareholders’ equity	883,811	853,559
Total liabilities and shareholders' equity	$1,264,269	$1,220,661

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended March 27, 2021
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 26, 2020	32,168,740	$322	$64,085	$789,152	$853,559
Exercise of stock options	11,614	—	316	—	316
Compensation expense under Incentive Stock Plan	—	—	2,111	—	2,111
Purchase and cancellation of common stock	(38,160)	(1)	(69)	(3,904)	(3,974)
Cancellations, net of issuance of non-vested stock	(17,599)	—	—	—	—
Other stock-related activity, net of tax	(9,067)	—	1,153	(2,084)	(931)
Net income	—	—	—	32,730	32,730
Balance at March 27, 2021	32,115,528	$321	$67,596	$815,894	$883,811

	Three Months Ended March 28, 2020
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 28, 2019	32,556,263	$326	$52,605	$720,653	$773,584
Exercise of stock options	10	—	—	—	—
Compensation expense under Incentive Stock Plan	—	—	1,214	—	1,214
Purchase and cancellation of common stock	(96,709)	(1)	(175)	(5,604)	(5,780)
Cancellations, net of issuance of non-vested stock	(21,974)	—	—	—	—
Other stock-related activity, net of tax	(2,925)	—	(190)	(228)	(418)
Net income	—	—	—	22,775	22,775
Balance at March 28, 2020	32,434,665	$325	$53,454	$737,596	$791,375

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(in thousands)	March 27, 2021	March 28, 2020
Cash Flows from Operating Activities:
Net income	$32,730	$22,775
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	7,267	7,496
Gain on equity method investment	—	(2,498)
Provision for doubtful accounts	18	14
Benefit for deferred income taxes	—	(912)
Provision for stock-based compensation	2,111	1,214
Changes in assets and liabilities:
Accounts receivable	8,338	(29,491)
Inventories	(38,978)	28,016
Prepaids and other current assets	(2,017)	2,262
Other assets	(1,270)	(2,219)
Accounts payable	737	(19,346)
Accrued customer rebates and returns	8,215	4,471
Accrued compensation and other liabilities	3,869	6,808
Cash provided by operating activities	21,020	18,590
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	—	(14,462)
Property, plant and equipment additions	(6,207)	(3,505)
Cash used in investing activities	(6,207)	(17,967)
Cash Flows from Financing Activities:
Proceeds of revolving credit line	—	99,000
Proceeds from exercise of stock options	289	—
Other stock-related activity	(932)	(418)
Purchase and cancellation of common stock	(3,143)	(5,780)
Cash (used in) provided by financing activities	(3,786)	92,802
Net Increase in Cash and Cash Equivalents	11,027	93,425
Cash and Cash Equivalents, Beginning of Period	155,576	68,353
Cash and Cash Equivalents, End of Period	$166,603	$161,778
Supplemental Cash Flow Information
Cash paid for interest expense	$77	$20
Cash paid for income taxes	$167	$62

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 27, 2021 AND MARCH 28, 2020

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM.”

The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 27, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2021 or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
2.	Business Acquisitions and Investments

On January 2, 2020, we acquired the remaining outstanding stock of Power Train Industries, Inc. (“PTI”) not already owned by the Company. The total purchase price for PTI was approximately $30.7 million, which included $18.4 million paid for the remaining 60% of the outstanding stock, subject to customary purchase price adjustments, and $12.3 million which represents the fair value of the previously held 40% equity interest in PTI that was acquired by the Company in 2016. As a result of the acquisition, we recorded a gain of $2.5 million in other (expense) income, net during the quarter ended March 28, 2020 from the increase in fair value of our original 40% interest in PTI. We previously accounted for our 40% interest as an equity-method investment.
3.	Sales of Accounts Receivable

We have entered several customer-sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and the related accounts receivable were removed from our Condensed Consolidated Balance Sheet at the times of the sales transactions. Pursuant to these agreements, we sold $209.9 million and $151.3 million of accounts receivable during the three months ended March 27, 2021 and March 28, 2020, respectively. All credit terms with our customers are 365 days or less. Selling, general and administrative expenses include $2.6 million and $2.8 million during the three months ended March 27, 2021 and March 28, 2020, respectively, of financing costs associated with these accounts receivable sales programs.
4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	March 27, 2021	December 26, 2020
Bulk product	$149,816	$136,726
Finished product	182,892	157,484
Packaging materials	4,989	4,509
Total	$337,697	$298,719

5.	Commitments and Contingencies

Acquisitions

We have contingent consideration related to certain of our prior acquisitions due to the uncertainty of the ultimate amount of payment which will become due as earnout payments if performance targets are achieved. As of both March 27, 2021 and December 26, 2020, we have accrued $8.0 million, which represents the fair value of the estimated payments that we expect will become due in connection with these prior acquisitions based upon performance targets. If the performance targets are fully achieved, the maximum contingent payments under these agreements would be $15.6 million based on foreign currency exchange rates at March 27, 2021.

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
6.	Revenue Recognition

Our primary source of revenue is from contracts with and purchase orders from customers. In many instances, our contract with a customer is the customer’s purchase order. Upon acceptance of the purchase order, a contract exists with a customer as it indicates approval and commitment of the parties, identifies the rights of both parties, identifies the payment terms, has commercial substance, and it is probable that we will collect the consideration to which we will be entitled in exchange for the goods transferred to the customer.

We record estimates for cash discounts, defective and slow-moving product returns, promotional rebates, core return deposits and other discounts in the period the related product revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as an increase of accrued customer rebates and returns. Customer Credits are estimated based on contractual provisions, historical experience, and our assessment of current market conditions. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold. We have concluded that our estimates of variable consideration are not constrained.

All our revenue was recognized under the point of time approach during the three months ended March 27, 2021 and March 28, 2020. We do not have significant financing arrangements with our customers, as our credit terms are all 365 days or less. Also, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

Disaggregated Revenue

The following tables present our disaggregated net sales by type of major good / product line, and geography.

	Three Months Ended
(in thousands)	March 27, 2021	March 28, 2020
Powertrain	$121,105	$108,142
Chassis	85,510	73,375
Automotive body	68,645	64,632
Hardware	12,752	11,581
Net sales	$288,012	$257,730

	Three Months Ended
(in thousands)	March 27, 2021	March 28, 2020
Net sales to U.S. customers	$273,150	$241,392
Net sales to non-U.S. customers	14,862	16,338
Net sales	$288,012	$257,730

7.	Stock-Based Compensation

Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)

Vesting of RSA and RSU grants is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of performance goals. With respect to RSA and RSU grants, we retain the shares underlying the grant, and any dividends paid thereon, until the vesting conditions have been met. For time-based RSA and RSU grants, compensation cost related to the stock is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. For performance-based RSA grants tied to growth in adjusted pre-tax income, compensation cost related to the award is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions at each reporting date. Since March 2020, we have granted performance-based RSU grants that vest based on our total shareholder return ranking relative to the total shareholder return of the companies comprising the S&P Mid-Cap 400 Growth Index over a three-year performance period. For performance-based RSU grants tied to total shareholder return, compensation cost related to the award is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model. For the three months ended March 27, 2021, we granted 17,714 performance-based RSU awards with a grant date fair value of $131.02 per share.

Compensation cost related to RSA and RSU grants was $1.8 million and $1.0 million for the three months ended March 27, 2021 and March 28, 2020, respectively, and were included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

The following table summarizes our RSA and RSU activity for the three months ended March 27, 2021:

	Shares	Weighted Average Fair Value
Balance at December 26, 2020	217,735	$72.77
Granted	44,976	$113.10
Vested	(24,011)	$63.37
Canceled	(39,256)	$74.30
Balance at March 27, 2021	199,444	$82.69

As of March 27, 2021, there was $10.9 million of unrecognized compensation cost related to unvested RSA and RSU grants that is expected to be recognized over a weighted average period of 2.6 years.

Stock Options

We expense the grant-date fair value of stock options as compensation cost on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income was $0.3 million and $0.2 million for the three months ended March 27, 2021 and March 28, 2020, respectively, and included as selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

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

The following table summarizes our stock option activity for the three months ended March 27, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 26, 2020	250,779	$70.21
Granted	55,794	$101.45
Exercised	(31,802)	$64.07
Balance at March 27, 2021	274,771	$77.26	5.7	$7,600,381
Options exercisable at March 27, 2021	94,618	$73.61	3.7	$2,991,137

As of March 27, 2021, there was $3.7 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 3.2 years.
8.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding unvested RSAs and RSUs that are considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of 9,000 shares and 91,273 shares were excluded from the calculation of diluted earnings per share as of March 27, 2021 and March 28, 2020, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
(in thousands, except per share data)	March 27, 2021	March 28, 2020
Numerator
Net income	$32,730	$22,775
Denominator:
Weighted average basic shares outstanding	32,048	32,354
Effect of stock-based compensation awards	136	72
Weighted average diluted shares outstanding	32,184	32,426
Earnings Per Share:
Basic	$1.02	$0.70
Diluted	$1.02	$0.70

9.	Common Stock Repurchases

We periodically repurchase, at the then-current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). 401(k) Plan participants can no longer purchase shares of Dorman common stock as an investment option under the 401(k) Plan. Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. The following table summarizes the repurchase and cancellation of common stock in our 401(k) Plan:

	For the Three Months Ended
	March 27, 2021	March 28, 2020
Shares repurchased and canceled	2,160	4,730
Total cost of shares repurchased and canceled (in thousands)	$210	$315
Average price per share	$97.25	$66.66

Our Board of Directors has authorized the repurchase of up to $500 million through December 31, 2022 under a previously announced share repurchase program. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. At March 27, 2021, $203.4 million was available for repurchase under this share repurchase program. The following table summarizes the repurchase and cancellation of common stock under the share repurchase program:

	For the Three Months Ended
	March 27, 2021	March 28, 2020
Shares repurchased and cancelled	36,000	91,979
Total cost of shares repurchased and canceled (in thousands)	$3,763	$5,465
Average price per share	$104.53	$59.41

10.	Income Taxes

At March 27, 2021, we had $1.1 million of net unrecognized tax benefits, all of which would lower our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 27, 2021, accrued interest and penalties related to uncertain tax positions were not material.

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

11.	Related-Party Transactions

We lease our Colmar, PA facility and a portion of our Lewisberry, PA facility from entities in which Steven L. Berman, our Executive Chairman, and certain of his family members are owners. Each lease is a non-cancelable operating lease. Total rental payments to those entities under these lease arrangements will be $2.3 million in fiscal 2021 and were $1.8 million in fiscal 2020. The lease for our corporate headquarters in Colmar, PA was renewed during November 2016, effective as of January 1, 2018, and will expire on December 31, 2022. The lease for our Lewisberry, PA operating facility was signed in September 2020 and will expire on December 31, 2027. In the opinion of our Audit Committee, the terms and rates of these leases were no less favorable than those which could have been obtained from an unaffiliated party when the lease for our corporate headquarters in Colmar, PA was renewed during November 2016 and when the lease for our Lewisberry, PA operating facility was signed in September 2020.

We are a partner in a joint venture with one of our suppliers and own minority interests in two other suppliers. Each of these investments is accounted for according to the equity method.

12.	Fair Value Disclosures

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

Cautionary Statement Regarding Forward-Looking Statements

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

Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors (many of which are outside of our control) which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to (i) the age, condition and number of vehicles that need servicing; (ii) competition in the automotive aftermarket industry; (iii) the loss or decrease in sales among one of our top customers; (iv) price competition; (v) limited customer shelf space; (vi) customer consolidation; (vii) widespread public health epidemics, including COVID-19; (viii) failure to maintain sufficient inventory or anticipate changes in customer demand; (ix) excess overstock inventory-related returns; (x) the inability to purchase raw materials, components and other items from our suppliers; (xi) the availability and cost of third-party transportation providers; (xii) reliance on new product development; (xiii) changes in, or restrictions on access to, automotive technology; (xiv) quality problems with our products; (xv) inability to protect our intellectual property; (xvi) claims of intellectual property infringement; (xvii) failure to maintain the value of our brands; (xviii) cyber-attacks; (xix) foreign currency fluctuations and dependence on foreign suppliers; (xx) exposure to risks related to accounts receivable; (xxi) changes in U.S. trade policy, including the imposition of tariffs; (xxii) the level of our indebtedness; (xxiii) risks related to accounts receivable sales agreements; (xxiv) the phaseout of LIBOR or the impact of the imposition of a new reference rate; (xxv) our executive chairman and his family owning a significant portion of the Company; (xxvi) unfavorable economic conditions; (xxvii) quarterly fluctuations and disruptions from events beyond our control; (xxviii) unfavorable results of legal proceedings; (xxix) volatility in the market price of our common stock and potential securities class action litigation; (xxx) losing the services of our executive officers or other highly qualified and experienced Contributors; (xxxi) the inability to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully; (xxxii) changes in tax laws; (xxxiii) global climate change and related regulations; (xxxiv) violations of anti-bribery laws; and (xxxv) import and export control and economic sanctions laws and regulations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

See the “Statement Regarding Forward Looking Statements,” PART I, ITEM 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020 for additional information regarding forward-looking statements and the factors that could cause actual results to differ materially from those anticipated in the forward-looking statements. The Company is under no obligation to, and expressly disclaims any such obligation to, update any of the information in this document, including but not limited to any situation where any forward-looking statement later turns out to be inaccurate whether as a result of new information, future events or otherwise.

Introduction

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes thereto of Dorman Products, Inc. and its subsidiaries included in “ITEM 1. Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

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

Overview

We are one of the leading suppliers of replacement parts and fasteners for passenger cars, light trucks, and heavy-duty trucks in the automotive aftermarket industry. As of December 26, 2020, we marketed approximately 81,000 distinct parts, many of which we designed and engineered. This number excludes private label stock keeping units and other variations in how we market, package and distribute our products, includes distinct parts of acquired companies and reflects distinct parts that have been discontinued at the end of their lifecycle. We are one of the leading aftermarket suppliers of original equipment (“OE”) “dealer exclusive” parts. Original equipment “dealer exclusive” parts are those which were traditionally available to consumers only from original equipment manufacturers or used parts from salvage yards and include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers and complex electronics modules. Fasteners include such items as oil drain plugs, wheel bolts, and wheel lug nuts. For the year ended December 26, 2020, approximately 75% of our products were sold under brands that we own, and the remainder of our products were sold for resale under customers' private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as Advance Auto Parts, Inc. (“Advance”), AutoZone, Inc. (“AutoZone”), and O'Reilly Automotive, Inc. (“O’Reilly”)), including through their online platforms; national, regional and local warehouse distributors (such as Genuine Parts Co. – NAPA (“NAPA”)); and specialty markets, and salvage yards. We also distribute automotive aftermarket parts internationally, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East, and Australia.

We operate on a fifty-two or fifty-three-week period ending on the last Saturday of the calendar year. Our 2021 fiscal year will be a fifty-two-week period that will end on December 25, 2021 (“fiscal 2021”). Our fiscal 2020 was a fifty-two-week period that ended on December 26, 2020 (“fiscal 2020”).

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

In the three months ended March 27, 2021, we introduced 658 new distinct parts to our customers and end-users, including 203 “New-to-the-Aftermarket” parts. We introduced 3,479 distinct parts to our customers and end-users in the fiscal year ended December 26, 2020, including 1,433 “New-to-the-Aftermarket” parts.

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

Another area of focus has been on Dorman® HD Solutions™, a line of products we market for the medium and heavy-duty truck sector of the automotive aftermarket industry. We believe that this sector provides many of the same opportunities for growth that the passenger car and light truck sector of the automotive aftermarket industry has provided us. Through Dorman® HD Solutions™, we specialize in what formerly were “dealer exclusive” parts similar to how we have approached the passenger car and light-duty truck sector. During the three months ended March 27, 2021, we introduced 29 distinct parts in this product line. We expect to continue to invest in the medium and heavy-duty product category.

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

New Customer Acquisition Costs

New customer acquisition costs refer to arrangements under which we incur change-over costs to induce a customer to switch from a competitor’s brand. Change-over costs include the costs related to removing the new customer’s existing inventory (purchased from their previous supplier) and replacing it with Dorman inventory, which is commonly referred to as a stock-lift. New customer acquisition costs are recorded as a reduction to revenue when incurred.

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

Impact of Inflation

The overall impact of inflation has not historically resulted in a significant change in labor costs or the cost of general services utilized.

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

Impact of Tariffs

In the third quarter of 2018, the Office of the United States Trade Representative (USTR) began imposing additional tariffs on products imported from China, including many of our products, ranging from 7.5% to 25%. The tariffs enacted to date increase the cost of many of our products that are manufactured for us in China. We have taken several actions to mitigate the impact of the tariffs including, but not limited to, price increases to our customers and cost concessions from our suppliers. We expect to continue mitigating the impact of tariffs in fiscal 2021 primarily through selling price increases to offset the higher tariffs incurred. Tariffs are not expected to have a material impact on our net income but are expected to increase net sales and lower our gross and operating profit margins to the extent that these additional costs are passed through to customers.

In January 2020, the USTR granted temporary tariff relief for certain categories of products being imported from China. However, the tariff relief granted by the USTR expired on most categories of products being imported from China at the end of 2020 and has generally not been extended. We expect that we will reverse tariff-related price increases previously passed along to our customers and cost concessions previously received from our suppliers as such tariffs are reduced or such other relief is granted.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations:

	Three Months Ended*
(in millions)	March 27, 2021		March 28, 2020
Net sales	$288,012	100.0%	$257,730	100.0%
Cost of goods sold	183,492	63.7%	172,933	67.1%
Gross profit	104,520	36.3%	84,797	32.9%
Selling, general and administrative expenses	62,869	21.8%	59,735	23.2%
Income from operations	41,651	14.5%	25,062	9.7%
Other (expense) income, net	(36)	0.0%	2,631	1.0%
Income before income taxes	41,615	14.4%	27,693	10.7%
Provision for income taxes	8,885	3.1%	4,918	1.9%
Net income	$32,730	11.4%	$22,775	8.8%

* Percentage of sales information may not add due to rounding

Three Months Ended March 27, 2021 Compared to Three Months Ended March 28, 2020

Net sales increased 12% to $288.0 million for the three months ended March 27, 2021 from $257.7 million for the three months ended March 28, 2020. The increase in net sales was all organic and driven by robust customer demand.

Gross profit margin was 36.3% of net sales for the three months ended March 27, 2021 compared to 32.9% of net sales for the three months ended March 28, 2020. Gross margin expansion was driven by increased efficiencies as part of the Company’s ongoing efforts to streamline its end-to-end supply chain processes. Additionally, the Company benefitted from the absence of increased customer provisions that impacted gross margin in the three months ended March 28, 2020. These benefits were partially offset by increased freight costs due to global transportation and logistics constraints.

Selling, general and administrative expenses were $62.9 million, or 21.8% of net sales, for the three months ended March 27, 2021 compared to $59.7 million, or 23.2% of net sales, for the three months ended March 28, 2020. Approximately 170 basis points of the decrease in SG&A as a percentage of net sales was due to improved leverage from the $30 million increase in net sales in the three months ended March 27, 2021 as compared to the three months ended March 28, 2020. Additionally, the Company drove increased operational efficiencies, which were partially offset by increased wage and benefit inflation as compared to the prior year quarter.

Our effective tax rate was 21.3% for the three months ended March 27, 2021 compared to 17.8% for the three months ended March 28, 2020. The lower effective tax rate for the three months ended March 28, 2020 was the result of a tax benefit related to the write-off of a deferred tax liability associated with PTI upon our acquisition of the controlling interest in January 2020, and a foreign tax credit carry-back claim.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by our customers. Cash and cash equivalents at March 27, 2021 increased to $166.6 million from $155.6 million at December 26, 2020. The increase primarily related to cash provided from operating activities. Working capital was $631.2 million at March 27, 2021 compared to $600.3 million at December 26, 2020. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, the outcome of contingencies or other factors, including the impact of the COVID-19 pandemic.

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

During the three months ended March 27, 2021 and March 28, 2020, we sold $209.9 million and $151.3 million of accounts receivable, respectively, under these programs. If receivables had not been sold over the previous twelve months, approximately $511 million and $505 million of additional accounts receivable would have been outstanding at March 27, 2021 and December 26, 2020, respectively, based on our standard payment terms. We have capacity to sell increased levels of accounts receivable under our available programs if liquidity needs arise, whether due to continued impacts of COVID-19 or other factors.

Credit Agreement

We have a credit agreement, expiring in December 2022, that provides for a revolving credit facility of $100.0 million and, subject to certain requirements, gives us the ability to request increases in revolving credit commitments of up to an additional $100.0 million. Borrowings under the credit agreement are on an unsecured basis. At the Company’s election, the interest rate applicable to borrowings under the credit agreement will be either (1) the Prime Rate as announced by Wells Fargo from time to time, (2) an Adjusted LIBOR Market Index Rate as measured by the LIBOR Market Index Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA, or (3) an Adjusted LIBOR Rate as measured by the LIBOR Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA. The interest rate at March 27, 2021 was LIBOR plus 65 basis points (0.76%). During the occurrence and continuance of an event of default, all outstanding revolving credit loans will bear interest at a rate per annum equal to 2.00% in excess of the greater of (1) the Prime Rate or (2) the Adjusted LIBOR Market Index Rate then applicable. The credit agreement also contains covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement. As of March 27, 2021, we were not in default in respect to the credit agreement. The credit agreement also requires us to pay a fee of 0.10% on the average daily unused portion of the facility, provided the fee will not be charged on the first $30 million of the revolving credit facility. As of March 27, 2021, there were no borrowings under the credit agreement and two outstanding letters of credit for $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had $99.2 million available under the credit agreement at March 27, 2021.

Cash Flows

The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
(in thousands)	March 27, 2021	March 28, 2020
Cash provided by operating activities	$21,020	$18,590
Cash used in investing activities	(6,207)	(17,967)
Cash (used in) provided by financing activities	(3,786)	92,802
Net increase in cash and cash equivalents	$11,027	$93,425

 During the three months ended March 27, 2021, cash provided by operating activities was $21.0 million compared to cash provided by operating activities of $18.6 million during the three months ended March 28, 2020. The $2.4 million increase was driven by an increase in net income of $9.9 million, higher proceeds from accounts receivable mostly attributable to higher factoring, and lower outflows from accounts payable and accrued liabilities, due to the timing of payments, partially offset by higher inventory to maintain customer fill rates during the three months ended March 27, 2021.

Investing activities used cash of $6.2 million and $18.0 million during the three months ended March 27, 2021 and March 28, 2020, respectively. During the three months ended March 28, 2020 we used $18.1 million to acquire the remaining 60% of the outstanding equity of PTI, net of $3.5 million of cash acquired.

Financing activities used $3.8 million of cash during the three months ended March 27, 2021, compared to $92.8 million of cash provided during the three months ended March 28, 2020.

During the three months ended March 27, 2021, we paid $3.0 million to repurchase 36,000 common shares under our share repurchase plan. During the three months ended March 28, 2020, we paid $5.5 million to repurchase 91,979 common shares under the share repurchase plan.

During the three months ended March 28, 2020, we drew down $99.0 million on our revolving credit facility, which was later repaid during the third quarter of 2020.

The remaining uses of cash from financing activities in each period result primarily from the repurchase of our common stock from our 401(k) Plan.

During the three months ended March 27, 2021, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 26, 2020.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. All our available credit and accounts receivable sales programs bear interest at rates tied to LIBOR. Under the terms of our credit agreement and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under the accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the discount rates under the accounts receivable sales programs would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $5 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what occurs in the future.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the quarter ended March 27, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information set forth under Note 5, “Commitments and Contingencies,” to the Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this report is incorporated herein by reference.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from the risks previously reported in PART 1, ITEM 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 26, 2020. You should carefully consider the factors discussed in PART I, ITEM 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended March 27, 2021, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
December 27, 2020 through January 23, 2021 (1)	4,243	$97.97	—	$207,149,176
January 24, 2021 through February 20, 2021 (2)	136	$93.08	—	$207,149,176
February 21, 2021 through March 27, 2021 (3)	42,849	$104.48	36,000	$203,385,961
Total	47,228		36,000	$203,385,961

(1)

Includes 2,083 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock during the period. The restricted stock was granted to participants in prior periods pursuant to our 2008 Stock Option and Stock Incentive Plan (the “2008 Plan”). Also includes 2,160 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 7, Stock-Based Compensation, to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) (the “401(k) Plan”).

(2)

Includes 136 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock during the period. The restricted stock was granted to participants in prior periods pursuant to the 2008 Plan.

(3)

Includes 6,849 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock during the period. The restricted stock was granted to participants in prior periods pursuant to the 2008 Plan and the 2018 Plan.

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

The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended March 27, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended March 27, 2021, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith

**Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

April 26, 2021

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)

 April 26, 2021

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)