Form 10-Q
period 2021-06-26
Dorman Products, Inc.
filed 2021-07-26
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2021

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

As of July 22, 2021 the registrant had 31,829,255 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 26, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales	$310,635	$233,182	$598,647	$490,912
Cost of goods sold	200,510	154,034	384,002	326,967
Gross profit	110,125	79,148	214,645	163,945
Selling, general and administrative expenses	69,517	61,525	132,386	121,260
Income from operations	40,608	17,623	82,259	42,685
Other income (expense), net	90	(297)	54	2,334
Income before income taxes	40,698	17,326	82,313	45,019
Provision for income taxes	9,080	3,441	17,965	8,359
Net income	$31,618	$13,885	$64,348	$36,660

Earnings per share:
Basic	$0.99	$0.43	$2.01	$1.13
Diluted	$0.99	$0.43	$2.00	$1.13
Weighted average shares outstanding:
Basic	31,942	32,269	31,995	32,312
Diluted	32,089	32,338	32,136	32,388

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	June 26, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$155,539	$155,576
Accounts receivable, less allowance for doubtful accounts of $1,220 and $1,260, respectively	446,242	460,878
Inventories	356,759	298,719
Prepaids and other current assets	16,069	7,758
Total current assets	974,609	922,931
Property, plant and equipment, net	88,164	91,009
Operating lease right-of-use assets	38,295	39,002
Goodwill	91,080	91,080
Intangible assets, net of accumulated amortization of $10,886 and $9,194, respectively	23,513	25,207
Deferred tax asset, net	12,396	12,450
Other assets	41,420	38,982
Total assets	$1,269,477	$1,220,661
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$126,463	$117,878
Accrued compensation	12,634	19,711
Accrued customer rebates and returns	165,577	155,751
Other accrued liabilities	27,854	29,305
Total current liabilities	332,528	322,645
Long-term operating lease liabilities	35,950	37,083
Other long-term liabilities	4,462	3,555
Deferred tax liabilities, net	3,552	3,819
Commitments and contingencies (Note 5)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,891,890 and 32,168,740 shares issued and outstanding in 2021 and 2020, respectively	319	322
Additional paid-in capital	71,947	64,085
Retained earnings	820,719	789,152
Total shareholders’ equity	892,985	853,559
Total liabilities and shareholders' equity	$1,269,477	$1,220,661

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended June 26, 2021
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at March 27, 2021	32,115,528	$321	$67,596	$815,894	$883,811
Exercise of stock options	5,732	—	420	—	420
Compensation expense under Incentive Stock Plan	—	—	2,380	—	2,380
Purchase and cancellation of common stock	(266,871)	(2)	(480)	(26,793)	(27,275)
Issuance of non-vested stock, net of cancellations	38,120	—	2,493	—	2,493
Other stock-related activity, net of tax	(619)	—	(462)	—	(462)
Net income	—	—	—	31,618	31,618
Balance at June 26, 2021	31,891,890	$319	$71,947	$820,719	$892,985

	Three Months Ended June 27, 2020
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at March 28, 2020	32,434,665	$325	$53,454	$737,596	$791,375
Exercise of stock options	—	—	—	—	—
Compensation expense under Incentive Stock Plan	—	—	1,504	—	1,504
Purchase and cancellation of common stock	(1,620)	(1)	(2)	(83)	(86)
Issuance of non-vested stock, net of cancellations	10,129	2	504	—	506
Other stock-related activity, net of tax	(2,761)	—	(54)	2	(52)
Net income	—	—	—	13,885	13,885
Balance at June 27, 2020	32,440,413	$326	$55,406	$751,400	$807,132

	Six Months Ended June 26, 2021
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 26, 2020	32,168,740	$322	$64,085	$789,152	$853,559
Exercise of stock options	17,346	—	736	—	736
Compensation expense under Incentive Stock Plan	—	—	4,491	—	4,491
Purchase and cancellation of common stock	(305,031)	(3)	(549)	(30,697)	(31,249)
Issuance of non-vested stock, net of cancellations	20,521	—	2,493	—	2,493
Other stock related activity, net of tax	(9,686)	—	691	(2,084)	(1,393)
Net income	—	—	—	64,348	64,348
Balance at June 26, 2021	31,891,890	$319	$71,947	$820,719	$892,985

	Six Months Ended June 27, 2020
	Common Stock		Additional
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Total
Balance at December 28, 2019	32,556,263	$326	$52,605	$720,653	$773,584
Exercise of stock options	10	—	—	—	—
Compensation expense under Incentive Stock Plan	—	—	2,718	—	2,718
Purchase and cancellation of common stock	(98,329)	(1)	(177)	(5,687)	(5,865)
Cancellation of non-vested stock, net of issuances	(11,845)	1	504	—	505
Other stock related activity, net of tax	(5,686)	—	(244)	(226)	(470)
Net income	—	—	—	36,660	36,660
Balance at June 27, 2020	32,440,413	$326	$55,406	$751,400	$807,132

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(in thousands)	June 26, 2021	June 27, 2020
Cash Flows from Operating Activities:
Net income	$64,348	$36,660
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	16,850	15,035
Gain on equity method investment	—	(2,498)
Provision for doubtful accounts	31	105
Benefit for deferred income taxes	(213)	(1,074)
Provision for stock-based compensation	4,491	2,718
Changes in assets and liabilities:
Accounts receivable	14,605	151,818
Inventories	(58,039)	11,564
Prepaids and other current assets	(8,288)	2,462
Other assets	(3,451)	(4,779)
Accounts payable	8,818	(8,665)
Accrued customer rebates and returns	9,826	7,557
Accrued compensation and other liabilities	(9,891)	8,498
Cash provided by operating activities	39,087	219,401
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	—	(14,308)
Property, plant and equipment additions	(10,153)	(7,143)
Cash used in investing activities	(10,153)	(21,451)
Cash Flows from Financing Activities:
Proceeds of revolving credit line	—	99,000
Proceeds from exercise of stock options	736	—
Other stock-related activity	1,141	120
Purchase and cancellation of common stock	(30,848)	(5,865)
Cash (used in) provided by financing activities	(28,971)	93,255
Net (Decrease) Increase in Cash and Cash Equivalents	(37)	291,205
Cash and Cash Equivalents, Beginning of Period	155,576	68,353
Cash and Cash Equivalents, End of Period	$155,539	$359,558
Supplemental Cash Flow Information
Cash paid for interest expense	$140	$433
Cash paid for income taxes	$26,436	$1,750

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 26, 2021 AND JUNE 27, 2020

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM.”

The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). However, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 26, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2021 or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
2.	Business Acquisitions and Investments

DPL Holding Corporation (“Dayton Parts”)

On June 25, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the equity interests of Dayton Parts, a manufacturer of undercarriage and other parts designed to serve the heavy-duty vehicle sector of the aftermarket, for aggregate consideration of $338 million, subject to certain customary adjustments based on, among other things, the amount of cash, indebtedness and working capital in the business of Dayton Parts as of the closing date of the transaction. The transaction is subject to customary closing conditions, including the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We expect the transaction to close in the second half of 2021.

In connection with entering into the Merger Agreement, we have entered into a commitment letter, dated as of June 25, 2021, with certain lenders as counterparties, whereby the lenders have committed to provide us with a new $600 million revolving credit facility (the “New Facility”) contingent on the satisfaction of customary conditions. The New Facility would replace our existing $100 million revolving credit facility. We may finance all or a portion of the merger transaction and related fees and expenses with borrowings under the New Facility.

Power Train Industries, Inc. (“PTI”)

On January 2, 2020, we acquired the remaining outstanding stock of PTI not already owned by the Company. The total purchase price for PTI was approximately $30.7 million, which included $18.4 million paid for the remaining 60% of the outstanding stock, subject to customary purchase price adjustments, and $12.3 million which represents the fair value of the previously held 40% equity interest in PTI that was acquired by the Company in 2016. As a result of the acquisition, we recorded a gain of $2.5 million in other (expense) income, net during the quarter ended March 28, 2020 from the increase in fair value of our original 40% interest in PTI. We previously accounted for our 40% interest as an equity-method investment.
3.	Sales of Accounts Receivable

We have entered several customer-sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and the related accounts receivable were removed from our Condensed Consolidated Balance Sheet at the times of the sales transactions. Under these agreements, we sold $433.7 million and $496.4 million of accounts receivable during the six months ended June 26, 2021 and June 27, 2020, respectively. All credit terms with our customers are 365 days or less. Selling, general and administrative expenses include financing costs associated with these accounts receivable sales programs of $2.9 million and $6.8 million during the three months ended June 26, 2021 and June 27, 2020, respectively, and $5.5 million and $9.6 million during the six months ended June 26, 2021 and June 27, 2020, respectively.
4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	June 26, 2021	December 26, 2020
Bulk product	$163,429	$136,726
Finished product	188,250	157,484
Packaging materials	5,080	4,509
Total	$356,759	$298,719

5.	Commitments and Contingencies

Acquisitions

We have contingent consideration related to certain of our prior acquisitions due to the uncertainty of the ultimate amount of payment which will become due as earnout payments if performance targets are achieved. As of June 26, 2021 and December 26, 2020, we accrued $10.4 million and $8.0 million, respectively, representing the fair value of the estimated payments that we expected would become due in connection with prior acquisitions based upon performance targets. For the three and six months ended June 26, 2021, we increased this accrual by $2.4 million, primarily due to the expected payout based on negotiations with the applicable counterparties. The changes in the accrual balance were included in Selling, General and Administration expenses. If the performance targets are fully achieved, the maximum contingent payments under these agreements would be $16.0 million using foreign currency exchange rates at June 26, 2021.

Other Contingencies

We are a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, employment claims, competitive practices, intellectual property infringement, product liability claims and other matters arising out of the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, taking into account relevant insurance coverage, would likely have a material financial impact on the Company, and we believe the range of reasonably possible losses from current matters, taking into account relevant insurance coverage, is immaterial. However, legal matters are subject to inherent uncertainties, and the possibility exists that the ultimate resolution of any of these matters could have a material adverse impact on the Company’s cash flows, financial position and results of operations in the period in which any such effects are recorded.
6.	Revenue Recognition

Our primary source of revenue is from contracts with and purchase orders from customers. In many instances, our contract with a customer is the customer’s purchase order. Upon acceptance of the purchase order, a contract exists with a customer as it indicates approval and commitment of the parties, identifies the rights of both parties, identifies the payment terms, has commercial substance, and makes it probable that we will collect the consideration to which we will be entitled in exchange for the goods transferred to the customer.

We record estimates for cash discounts, defective and slow-moving product returns, promotional rebates, core return deposits and other discounts in the period the related product revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales, and reserves for Customer Credits are shown as an increase of accrued customer rebates and returns. Customer Credits are estimated based on contractual provisions, historical experience, and our assessment of current market conditions. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold. We have concluded that our estimates of variable consideration are not constrained.

All our revenue was recognized under the point of time approach during the six months ended June 26, 2021 and June 27, 2020. We do not have significant financing arrangements with our customers, as our credit terms are all 365 days or less. Also, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

Disaggregated Revenue

The following tables present our disaggregated net sales by type of major good / product line, and geography.

	Three Months Ended		Six Months Ended
(in thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Powertrain	$128,811	$94,598	$249,933	$202,740
Chassis	98,551	66,025	184,038	139,400
Automotive body	66,970	58,825	135,632	123,457
Hardware	16,303	13,734	29,044	25,315
Net sales	$310,635	$233,182	$598,647	$490,912

	Three Months Ended		Six Months Ended
(in thousands)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Net sales to U.S. customers	$295,081	$222,563	$568,231	$463,955
Net sales to non-U.S. customers	15,554	10,619	30,416	26,957
Net sales	$310,635	$233,182	$598,647	$490,912

7.	Stock-Based Compensation

Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)

Vesting of RSA and RSU grants is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of performance goals. We retain the shares underlying the grant, and any dividends paid thereon, until the vesting conditions have been met. For time-based RSA and RSU grants, compensation cost related to the stock is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. For performance-based RSA grants tied to growth in adjusted pre-tax income, compensation cost related to the award is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions at each reporting date. Since March 2020, we have granted performance-based RSU grants that vest based on our total shareholder return ranking relative to the total shareholder return of the companies comprising the S&P Mid-Cap 400 Growth Index over a three-year performance period. For performance-based RSU grants tied to total shareholder return, compensation cost related to the award is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model. For the six months ended June 26, 2021, we granted 17,714 performance-based RSUs with a grant date fair value of $131.02 per share.

Compensation cost related to RSA and RSU grants was $1.3 million and $1.1 million for the three months ended June 26, 2021 and June 27, 2020, respectively, and $3.1 million and $2.0 million for the six months ended June 26, 2021 and June 27, 2020, respectively, and were included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

The following table summarizes our RSA and RSU activity for the six months ended June 26, 2021:

	Shares	Weighted Average Fair Value
Balance at December 26, 2020	217,735	$72.77
Granted	52,001	$111.78
Vested	(33,676)	$66.38
Canceled	(42,227)	$74.56
Balance at June 26, 2021	193,833	$83.95

As of June 26, 2021, there was $9.5 million of unrecognized compensation cost related to unvested RSA and RSU grants that is expected to be recognized over a weighted average period of 2.4 years.

Stock Options

We expense the grant-date fair value of stock options as compensation cost on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income was $0.3 million for each of the three months ended June 26, 2021 and June 27, 2020, and $0.6 million and $0.5 million for the six months ended June 26, 2021 and June 27, 2020, respectively. These costs are included as selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

We use the Black-Scholes option valuation model to estimate the fair value of stock options granted. Expected volatility and expected dividend yield are based on the actual historical experience of our common stock. The expected life represents the period that options granted are expected to be outstanding and was calculated using historical option exercise data. The risk-free rate was based on a U.S. Treasury security with terms equal to the expected time of exercise as of the grant date.

The following table summarizes our stock option activity for the six months ended June 26, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 26, 2020	250,779	$70.21
Granted	57,056	$101.50
Forfeited	(5,540)	$81.71
Exercised	(37,534)	$65.48
Balance at June 26, 2021	264,761	$77.38	5.5	$6,101,198
Options exercisable at June 26, 2021	94,722	$73.70	3.7	$2,506,557

As of June 26, 2021, there was $3.4 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 3.0 years.

Employee Stock Purchase Plan

Under the Company’s employee stock purchase program, employees purchased 31,462 shares of the Company’s common stock during the three and six months ended June 26, 2021, and 10,735 shares during the three and six months ended June 27, 2020. The Company recognized compensation cost of $0.7 million for the three and six months ended June 26, 2021, and $0.1 million and $0.2 million for the three and six months ended June 27, 2020, respectively.

8.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding unvested RSAs and RSUs that are considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards that were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive were 19,000 shares and 123,000 shares for the three months ended June 26, 2021 and June 27, 2020, respectively, and 14,000 shares and 107,000 shares for the six months ended June 26, 2021 and June 27, 2020, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Numerator
Net income	$31,618	$13,885	$64,348	$36,660
Denominator:
Weighted average basic shares outstanding	31,942	32,269	31,995	32,312
Effect of stock-based compensation awards	147	69	141	76
Weighted average diluted shares outstanding	32,089	32,338	32,136	32,388
Earnings Per Share:
Basic	$0.99	$0.43	$2.01	$1.13
Diluted	$0.99	$0.43	$2.00	$1.13

9.	Common Stock Repurchases

We periodically repurchase, at the then-current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). Under the 401(k) Plan, participants can no longer purchase shares of Dorman common stock as an investment option. Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. The following table summarizes the repurchase and cancellation of common stock in the 401(k) Plan:

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Shares repurchased and canceled	982	1,620	3,142	6,350
Total cost of shares repurchased and canceled (in thousands)	$106	$85	$316	$400
Average price per share	$107.63	$52.33	$100.49	$63.00

Our Board of Directors has authorized the repurchase of up to $500 million through December 31, 2022 under a previously announced share repurchase program. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. At June 26, 2021, $176.2 million was available for repurchase under this share repurchase program. The following table summarizes the repurchase and cancellation of common stock under the share repurchase program:

	For the Three Months Ended		For the Six Months Ended
	June 26, 2021	June 27, 2020	June 26, 2021	June 27, 2020
Shares repurchased and canceled	265,889	—	301,889	91,979
Total cost of shares repurchased and canceled (in thousands)	$27,171	$—	$30,934	$5,465
Average price per share	$102.19	$—	$102.47	$59.41

10.	Income Taxes

At June 26, 2021, we had $1.2 million of net unrecognized tax benefits, all of which would lower our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 26, 2021, accrued interest and penalties related to uncertain tax positions were not material.

We file income tax returns in the United States, Canada, China, India, and Mexico. All years before 2017 are closed for U.S. federal tax purposes. Tax years before 2016 are closed for the states in which we file. Tax years before 2018 are closed for tax purposes in Canada. Tax years before 2017 are closed for tax purposes in China. Tax years before 2015 are closed for tax purposes in Mexico. All tax years remain open for India.

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

We are a partner in a joint venture with one of our suppliers and own minority interests in two other suppliers. Each of these investments is accounted for under the equity method.

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

Cautionary Statement Regarding Forward-Looking Statements

This document contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements related to the acquisition of DPL Holding Corporation (“Dayton Parts”), the COVID-19 pandemic, net sales, diluted earnings per share, gross profit, gross margin, selling, general and administrative expenses, income tax expense, income before income taxes, net income, cash and cash equivalents, indebtedness, liquidity, the Company’s share repurchase program, the Company’s outlook and distribution facility costs and productivity initiatives. Words such as “believe,” “demonstrate,” “expect,” “estimate,” “forecast,” “anticipate,” “should,” “will” and “likely” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statements are not forward-looking. In addition, statements that are not historical should also be considered forward-looking statements.

Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors (many of which are outside of our control) which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties and other factors include, but are not limited to (i) the age, condition and number of vehicles that need servicing; (ii) competition in the automotive aftermarket industry; (iii) the loss or decrease in sales among one of our top customers; (iv) price competition; (v) limited customer shelf space; (vi) customer consolidation; (vii) widespread public health epidemics, including COVID-19; (viii) failure to maintain sufficient inventory or anticipate changes in customer demand; (ix) excess overstock inventory-related returns; (x) the inability to purchase raw materials, components and other items from our suppliers; (xi) the availability and cost of third-party transportation providers; (xii) reliance on new product development; (xiii) changes in, or restrictions on access to, automotive technology; (xiv) quality problems with our products; (xv) inability to protect our intellectual property; (xvi) claims of intellectual property infringement; (xvii) failure to maintain the value of our brands; (xviii) cyber-attacks; (xix) foreign currency fluctuations and dependence on foreign suppliers; (xx) exposure to risks related to accounts receivable; (xxi) changes in U.S. trade policy, including the imposition of tariffs; (xxii) the level of our indebtedness; (xxiii) risks related to accounts receivable sales agreements; (xxiv) the phaseout of LIBOR or the impact of the imposition of a new reference rate; (xxv) our executive chairman and his family owning a significant portion of the Company; (xxvi) unfavorable economic conditions; (xxvii) quarterly fluctuations and disruptions from events beyond our control; (xxviii) unfavorable results of legal proceedings; (xxix) volatility in the market price of our common stock and potential securities class action litigation; (xxx) losing the services of our executive officers or other highly qualified and experienced Contributors; (xxxi) the inability to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully; (xxxii) changes in tax laws; (xxxiii) global climate change and related regulations; (xxxiv) violations of anti-bribery laws; and (xxxv) import and export control and economic sanctions laws and regulations. In addition, there are a number of risks, uncertainties and other factors relating to the proposed acquisition of Dayton Parts that could affect our actual results, including, but not limited to: (i) the proposed transaction may not be completed, or completed within the expected timeframe; (ii) costs relating to the proposed transaction may be greater than expected; (iii) the possibility that a governmental entity may prohibit, delay or refuse to grant a necessary regulatory approval in connection with the proposed transaction; (iv) problems may arise in integrating the businesses of the two companies and the integration may not be successful; (v) the combined companies may be unable to achieve any anticipated synergies or any benefits of the transaction may take longer to realize than expected; (vi) the businesses of one or both companies may suffer as a result of uncertainties surrounding the proposed transaction, including disruption of relationships with customers, employees, suppliers or dealers; (vii) the combined companies may not perform as expected following the closing; (viii) the failure to enter into a new $600 million revolving credit facility or to repay any borrowings thereunder; and (ix) other risks beyond the control of either party. Should one or more of any of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.

See the “Statement Regarding Forward Looking Statements,” PART I, ITEM 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020, the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2021 and the Company’s other filings with the U.S. Securities and Exchange Commission for additional information regarding forward-looking statements and the factors that could cause actual results to differ materially from those anticipated in the forward-looking statements. The Company is under no obligation to, and expressly disclaims any such obligation to, update any of the information in this document, including but not limited to any situation where any forward-looking statement later turns out to be inaccurate whether as a result of new information, future events or otherwise.

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

Overview

We are one of the leading suppliers of replacement parts and fasteners for passenger cars, light trucks, and heavy-duty trucks in the automotive aftermarket industry. As of December 26, 2020, we marketed approximately 81,000 distinct parts, many of which we designed and engineered. This number excludes private label stock keeping units and other variations in how we market, package and distribute our products, includes distinct parts of acquired companies and reflects distinct parts that have been discontinued at the end of their lifecycle. We are one of the leading aftermarket suppliers of original equipment (“OE”) “dealer exclusive” parts. Original equipment “dealer exclusive” parts are those which were traditionally available to consumers only from original equipment manufacturers or used parts from salvage yards and include, among other parts, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers and complex electronics modules. Fasteners include such items as oil drain plugs, wheel bolts, and wheel lug nuts. For the year ended December 26, 2020, approximately 75% of our products were sold under brands that we own, and the remainder of our products were sold for resale under customers' private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers (such as Advance Auto Parts, Inc., AutoZone, Inc., and O'Reilly Automotive, Inc.), including through their online platforms; national, regional and local warehouse distributors (such as Genuine Parts Co. – NAPA); and specialty markets, and salvage yards. We also distribute automotive aftermarket parts internationally, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East, and Australia.

We operate on a fifty-two or fifty-three-week period ending on the last Saturday of the calendar year. Our 2021 fiscal year will be a fifty-two-week period that will end on December 25, 2021 (“fiscal 2021”). Our fiscal 2020 was a fifty-two-week period that ended on December 26, 2020 (“fiscal 2020”).

COVID-19

While COVID-19 did not have a material adverse effect on our business operations for the six months ended June 26, 2021, during the period we did observe pandemic-related pressures on the global supply network that caused logistical issues, including higher freight costs and inflation with respect to materials costs, which impacted our results. We currently expect those pressures to continue to exist for the remainder of the fiscal year. As countries continue to combat COVID-19 and government-imposed restrictions change around the world, there is still a risk that the pandemic may impact the overall demand environment as well as our ability to maintain staffing at our facilities, to source parts and other materials to meet demand levels, to maintain inventory levels and to fulfill contractual requirements. We will continue to closely monitor updates regarding the spread of COVID-19 and its variants and the distribution of vaccines developed to combat COVID-19, and we will adjust our operations according to guidelines from local, state and federal officials. In light of the foregoing, we may take actions that alter our business operations or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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

In the six months ended June 26, 2021, we introduced 2,274 new distinct parts to our customers and end-users, including 449 “New-to-the-Aftermarket” parts. We introduced 3,479 distinct parts to our customers and end-users in the fiscal year ended December 26, 2020, including 1,433 “New-to-the-Aftermarket” parts.

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

Another area of focus has been on Dorman® HD Solutions™, a line of products we market for the medium- and heavy-duty truck sector of the automotive aftermarket industry. We believe that this sector provides many of the same opportunities for growth that the passenger car and light truck sector of the automotive aftermarket industry has provided us. Through Dorman® HD Solutions™, we specialize in what formerly were “dealer exclusive” parts similar to how we have approached the passenger car and light-duty truck sector. During the six months ended June 26, 2021, we introduced 60 distinct parts in this product line. We expect to continue to invest in the medium- and heavy-duty product category and recently announced an agreement to acquire Dayton Parts, a manufacturer of undercarriage and other parts designed to serve the heavy-duty vehicle sector of the aftermarket.

Acquisitions

Our growth is also impacted by acquisitions. We may acquire businesses in the future to supplement our financial growth, increase our customer base, add to our distribution capabilities or enhance our product development resources, among other reasons.

On June 25, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire 100% of the equity interests of Dayton Parts for aggregate consideration of $338 million, subject to certain customary adjustments based on, among other things, the amount of cash, indebtedness and working capital in the business of Dayton Parts as of the closing date. This transaction aligns with the Company’s previously stated strategy to diversify its customer base and product offering by further penetrating the heavy-duty sector. The transaction is subject to customary closing conditions, including the expiration or earlier termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. We expect the transaction to close in the second half of 2021.

Economic Factors

The Company’s financial results are also impacted by various economic and industry factors, including, but not limited to the number, age and condition of vehicles in operation at any one time, and miles driven by those vehicles.

Vehicles in Operation

The Company’s products are primarily purchased and installed on a subsegment of the passenger and light-duty vehicles in operation in the United States (“VIO”), specifically weighted towards vehicles aged 8 to 13 years old. Each year, the United States seasonally adjusted annual rate (“US SAAR”) of new vehicles purchased adds a new year to the VIO. According to data from the Auto Care Association (“Auto Care”), the US SAAR experienced a decline from 2008 to 2011 as consumers purchased fewer new vehicles as a result of the Great Recession of 2008. We believe that the declining US SAAR during that period resulted in a follow-on decline in our primary VIO subsegment (8 to 13-year-old vehicles) commencing in 2016. However, following 2011 and the impact of the Great Recession of 2008, U.S. consumers began to increase their purchases of new vehicles which over time caused the US SAAR to recover and return to more historical levels. Consequently, subject to any potential impacts from COVID-19, we expect the VIO for vehicles aged 8 to 13 years old to continue to recover over the next several years.

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

Miles Driven

The COVID-19 pandemic in general, as well as restrictions imposed by certain states in response to the COVID-19 pandemic, adversely impacted work-related and personal travel throughout 2020 and into early 2021. However, as a result of easing restrictions, the number of miles driven has shown a recent increase compared to prior year levels. In fact, according the U.S. Department of Transportation, the number of miles driven through May 2021 has increased 12.6% year over year. We believe that demand for our products generally correlates to miles driven, as the more miles a vehicle is driven, the more likely it is that parts will fail.

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

Impact of Inflation

While we experienced wage and benefits inflation during the three months ended June 26, 2021, the overall impact of inflation has not historically resulted in a significant change in labor costs or the cost of general services utilized.

The cost of many commodities that are used in our products has fluctuated over time resulting in increases and decreases in the cost of our products. In addition, we have periodically experienced increased transportation costs as a result of higher fuel prices, capacity constraints and other factors, including as a result of COVID-19. We attempt to offset cost increases by passing along selling price increases to customers and using alternative suppliers. However, there can be no assurance that we will be successful in these efforts.

Impact of Tariffs

In the third quarter of 2018, the Office of the United States Trade Representative (USTR) began imposing additional tariffs on products imported from China, including many of our products, ranging from 7.5% to 25%. The tariffs enacted to date increase the cost of many of the products that are manufactured for us in China. We have taken several actions to mitigate the impact of the tariffs including, but not limited to, price increases to our customers and cost concessions from our suppliers. We expect to continue mitigating the impact of tariffs in fiscal 2021 primarily through selling price increases to offset the higher tariffs incurred. Tariffs are not expected to have a material impact on our net income but are expected to increase net sales and lower our gross and operating profit margins to the extent that these additional costs are passed through to customers.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations:

	Three Months Ended*				Six Months Ended*
(in millions)	June 26, 2021		June 27, 2020		June 26, 2021		June 27, 2020
Net sales	$310,635	100.0%	$233,182	100.0%	$598,647	100.0%	$490,912	100.0%
Cost of goods sold	200,510	64.5%	154,034	66.1%	384,002	64.1%	326,967	66.6%
Gross profit	110,125	35.5%	79,148	33.9%	214,645	35.9%	163,945	33.4%
Selling, general and administrative expenses	69,517	22.4%	61,525	26.4%	132,386	22.1%	121,260	24.7%
Income from operations	40,608	13.1%	17,623	7.6%	82,259	13.7%	42,685	8.7%
Other income (expense), net	90	0.0%	(297)	-0.1%	54	0.0%	2,334	0.5%
Income before income taxes	40,698	13.1%	17,326	7.4%	82,313	13.7%	45,019	9.2%
Provision for income taxes	9,080	2.9%	3,441	1.5%	17,965	3.0%	8,359	1.7%
Net income	$31,618	10.2%	$13,885	6.0%	$64,348	10.7%	$36,660	7.5%

* Percentage of sales information may not add due to rounding

Three Months Ended June 26, 2021 Compared to Three Months Ended June 27, 2020

Net sales increased 33% to $310.6 million for the three months ended June 26, 2021 from $233.2 million for the three months ended June 27, 2020. The increase in net sales was all organic with growth across all of our channels. The absence of the government imposed shut-downs that negatively impacted the three months ended June 27, 2020 was also a significant contributor to the year-over-year growth.

Gross profit margin was 35.5% of net sales for the three months ended June 26, 2021 compared to 33.9% of net sales for the three months ended June 27, 2020. Gross margin expansion was driven by fixed cost leverage from higher sales volume and improved efficiencies as the Company continued to drive productivity savings in its end-to-end supply chain processes. Additionally, the Company benefitted from the absence of out-of-pocket costs incurred in the three months ended June 27, 2020 due to the COVID-19 pandemic, including costs related to safety measures implemented at its sites and its COVID-19 sick leave policy. These benefits were partially offset by significantly higher freight costs due to global transportation and logistics constraints in the three months ended June 26, 2021.

Selling, general and administrative expenses (“SG&A”) were $69.5 million, or 22.4% of net sales, for the three months ended June 26, 2021 compared to $61.5 million, or 26.4% of net sales, for the three months ended June 27, 2020. Approximately 430 basis points of the decrease in SG&A as a percentage of net sales was due to the operating leverage from the $77 million increase in net sales for the three months ended June 26, 2021 as compared to the three months ended June 27, 2020. Additionally, SG&A as a percentage of net sales was positively impacted by the absence of $4.2 million of out-of-pocket costs incurred in the three months ended June 27, 2020 related to the COVID-19 pandemic, primarily from factoring costs, costs related to safety measures at the Company’s sites, and the Company’s COVID-19 sick leave policy. These benefits were partially offset by wage and benefits inflation and costs related to the pending Dayton Parts transaction in the three months ended June 26, 2021.

Our effective tax rate was 22.3% for the three months ended June 26, 2021 compared to 19.9% for the three months ended June 27, 2020. The lower effective tax rate for the three months ended June 27, 2020 was the result of lower state tax expense and a nontaxable book gain associated with the PTI acquisition.

Six Months Ended June 26, 2021 Compared to Six Months Ended June 27, 2020

Net sales increased 22% to $598.6 million for the six months ended June 26, 2021 from $490.9 million for the six months ended June 27, 2020. The increase in net sales was all organic and driven by robust customer demand. The absence of the government imposed shut-downs that negatively impacted the six months ended June 27, 2020 was also a significant contributor to the year-over-year growth.

Gross profit margin was 35.9% of net sales for the six months ended June 26, 2021 compared to 33.4% of net sales for the six months ended June 27, 2020. Gross margin expansion was driven by fixed cost leverage from higher sales volume and improved efficiencies as the Company continued to drive productivity savings in its end-to-end supply chain processes. Additionally, the Company benefitted from the absence of out-of-pocket costs incurred due to the COVID-19 pandemic in the six months ended June 27, 2020. These benefits were partially offset by increased freight costs due to global transportation and logistics constraints in the six months ended June 26, 2021.

Selling, general and administrative expenses were $132.4 million, or 22.1% of net sales, for the six months ended June 26, 2021 compared to $121.3 million, or 24.7% of net sales, for the six months ended June 27, 2020. The decrease in SG&A as a percentage of net sales was due to the operating leverage from the $108 million increase in net sales for the six months ended June 26, 2021 as compared to the six months ended June 27, 2020. Additionally, the Company saw benefits in SG&A as a percentage of net sales from the absence of out-of-pocket costs related to the COVID-19 pandemic incurred in the six months ended June 27, 2020. These benefits were partially offset by wage and benefits inflation and costs related to the pending Dayton Parts transaction in the six months ended June 26, 2021.

Our effective tax rate was 21.8% for the six months ended June 26, 2021 compared to 18.6% for the six months ended June 27, 2020. The lower effective tax rate for the six months ended June 27, 2020 was the result of a tax benefit related to a nontaxable book gain and the write-off of a deferred tax liability associated with PTI upon our acquisition of the controlling interest in January 2020, and a foreign tax credit carry-back claim.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs sponsored by our customers. Cash and cash equivalents were $155.5 million at June 26, 2021 compared to $155.6 million at December 26, 2020. During the six months ended June 26, 2021, strong cash provided from operating activities was offset by share repurchases under our publicly announced repurchase program and capital expenditures. Working capital was $642.1 million at June 26, 2021 compared to $600.3 million at December 26, 2020. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, the outcome of contingencies or other factors, including the impact of the COVID-19 pandemic.

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

During the six months ended June 26, 2021 and June 27, 2020, we sold $433.7 million and $496.4 million of accounts receivable, respectively, under these programs. If receivables had not been sold over the previous twelve months, approximately $593 million and $505 million of additional accounts receivable would have been outstanding at June 26, 2021 and December 26, 2020, respectively, based on our standard payment terms. We can sell increased levels of accounts receivable under our available programs if liquidity needs arise, whether due to the continued impacts of COVID-19 or other factors.

Credit Agreement

We have a credit agreement, expiring in December 2022, that provides for a revolving credit facility of $100.0 million and, subject to certain requirements, gives us the ability to request increases in revolving credit commitments of up to an additional $100.0 million. Borrowings under the credit agreement are on an unsecured basis. At the Company’s election, the interest rate applicable to borrowings under the credit agreement will be either (1) the Prime Rate as announced by Wells Fargo from time to time, (2) an Adjusted LIBOR Market Index Rate as measured by the LIBOR Market Index Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA, or (3) an Adjusted LIBOR Rate as measured by the LIBOR Rate plus the Applicable Margin which fluctuates between 65 basis points and 125 basis points based on the ratio of the Company’s Consolidated Funded Debt to Consolidated EBITDA. The interest rate at June 26, 2021 was LIBOR plus 65 basis points (0.75%). During the occurrence and continuance of an event of default, all outstanding revolving credit loans will bear interest at a rate per annum equal to 2.00% in excess of the greater of (1) the Prime Rate or (2) the Adjusted LIBOR Market Index Rate then applicable. The credit agreement also contains covenants, including those related to the ratio of certain consolidated fixed charges to consolidated EBITDA, capital expenditures, and share repurchases, each as defined by the credit agreement. As of June 26, 2021, we were not in default in respect to the credit agreement. The credit agreement also requires us to pay a fee of 0.10% on the average daily unused portion of the facility, provided the fee will not be charged on the first $30 million of the revolving credit facility. As of June 26, 2021, there were no borrowings under the credit agreement and two outstanding letters of credit for $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of these letters of credit, we had $99.2 million available under the credit agreement at June 26, 2021.

In connection with entering into the Merger Agreement, we have entered into a commitment letter, dated as of June 25, 2021, with certain lenders as counterparties, whereby the lenders have committed to provide us with a new $600 million revolving credit facility (the “New Facility”) contingent on the satisfaction of customary conditions. The New Facility would replace our existing $100 million revolving credit facility. We may finance all or a portion of the merger transaction and related fees and expenses with borrowings under the New Facility.

Cash Flows

The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
(in thousands)	June 26, 2021	June 27, 2020
Cash provided by operating activities	$39,087	$219,401
Cash used in investing activities	(10,153)	(21,451)
Cash (used in) provided by financing activities	(28,971)	93,255
Net (decrease) increase in cash and cash equivalents	$(37)	$291,205

 During the six months ended June 26, 2021, cash provided by operating activities was $39.1 million compared to $219.4 million during the six months ended June 27, 2020. The $180.3 million decrease was driven by lower proceeds from accounts receivable in the current year as compared to the prior year, mostly attributable to higher factoring during the six months ended June 27, 2020 due to COVID-19 uncertainty. Cash from operating activities in the current year also was negatively impacted by higher inventory to maintain customer fill rates, as compared to the prior year.

Investing activities used cash of $10.2 million and $21.5 million during the six months ended June 26, 2021 and June 27, 2020, respectively. During the six months ended June 27, 2020 we used $14.3 million to acquire the remaining 60% of the outstanding equity of PTI, net of cash acquired.

Financing activities used $29.0 million of cash during the six months ended June 26, 2021, compared to $93.3 million of cash provided during the six months ended June 27, 2020. During the six months ended June 27, 2020, cash provided by financing activities reflects a draw down by the Company of $99.0 million on its revolving credit facility due to uncertainty associated with COVID-19.

During the six months ended June 26, 2021, we paid $30.9 million to repurchase 301,889 common shares under our share repurchase plan. During the six months ended June 27, 2020, we paid $5.5 million to repurchase 91,979 common shares under the share repurchase plan.

The remaining uses of cash from financing activities in each period result primarily from the repurchase of our common stock from our 401(k) Plan.

During the six months ended June 26, 2021, we experienced no material changes to our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended December 26, 2020.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. All our available credit and accounts receivable sales programs bear interest at rates tied to LIBOR. Under the terms of our credit agreement and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under the accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the discount rates under the accounts receivable sales programs would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $6 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what occurs in the future.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the three months ended June 26, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well-conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended June 26, 2021, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
March 28, 2021 through April 24, 2021 (1)	66,026	$105.53	64,738	$196,555,408
April 25, 2021 through May 22, 2021 (2)	96,477	$100.74	96,000	$186,885,928
May 23, 2021 through June 26, 2021 (3)	105,224	$101.48	105,151	$176,215,541
Total	267,727		265,889	$176,215,541
(1)

Includes 306 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock awards (“RSAs”) during the period. The RSAs were granted to participants in prior periods pursuant to our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan”). Also includes 982 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 9, Common Stock Repurchases, to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) (the “401(k) Plan”).

(2)

Includes 477 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of RSAs and restricted stock units (“RSUs” during the period. The RSAs and RSUs were granted to participants in prior periods pursuant to the 2018 Plan.

(3)

Includes 73 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of RSAs and RSUs during the period. The RSAs were granted to participants in prior periods pursuant to the 2008 Stock Option and Stock Incentive Plan and the RSUs were granted in prior periods pursuant to the 2018 Plan.

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

EXHIBIT INDEX

2.1

Agreement and Plan of Merger, dated June 25, 2021, by and among Dorman Products, Inc., Senators Merger Sub, Inc., DPL Holding Corporation and SBF II Representative Corp., solely in its capacity as Equityholder Representative. Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed on June 28, 2021. +

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

The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended June 26, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended June 26, 2021, formatted in Inline XBRL (included as Exhibit 101).

+

The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

July 26, 2021

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)

 July 26, 2021

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)