Form 10-Q
period 2021-09-25
Dorman Products, Inc.
filed 2021-10-25
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2021

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

As of October 21, 2021 the registrant had 31,623,755 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 25, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales	$348,426	$300,620	$947,073	$791,532
Cost of goods sold	231,572	192,819	615,574	519,786
Gross profit	116,854	107,801	331,499	271,746
Selling, general and administrative expenses	72,663	63,028	205,049	184,288
Income from operations	44,191	44,773	126,450	87,458
Interest expense, net	733	63	918	545
Other income, net	(95)	(46)	(334)	(2,862)
Income before income taxes	43,553	44,756	125,866	89,775
Provision for income taxes	10,449	10,497	28,414	18,856
Net income	$33,104	$34,259	$97,452	$70,919

Earnings per share:
Basic	$1.04	$1.06	$3.06	$2.19
Diluted	$1.04	$1.06	$3.04	$2.19
Weighted average shares outstanding:
Basic	31,692	32,281	31,895	32,317
Diluted	31,842	32,371	32,039	32,394

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	September 25, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$57,263	$155,576
Accounts receivable, less allowance for doubtful accounts of $1,248 and $1,260	463,113	460,878
Inventories	475,462	298,719
Prepaids and other current assets	17,297	7,758
Total current assets	1,013,135	922,931
Property, plant and equipment, net	116,309	91,009
Operating lease right-of-use assets	57,698	39,002
Goodwill	200,026	91,080
Intangible assets, net	182,827	25,207
Deferred tax asset, net	—	12,450
Other assets	45,853	38,982
Total assets	$1,615,848	$1,220,661
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$149,925	$117,878
Accrued compensation	21,081	19,711
Accrued customer rebates and returns	180,594	155,751
Revolving credit facility	249,360	—
Other accrued liabilities	21,800	29,305
Total current liabilities	622,760	322,645
Long-term operating lease liabilities	52,530	37,083
Other long-term liabilities	4,706	3,555
Deferred tax liabilities, net	31,328	3,819
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,658,703 and 32,168,740 shares issued and outstanding in 2021 and 2020, respectively	317	322
Additional paid-in capital	73,325	64,085
Retained earnings	830,882	789,152
Total shareholders’ equity	904,524	853,559
Total liabilities and shareholders' equity	$1,615,848	$1,220,661

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended September 25, 2021
	Common Stock
(in thousands, except share data)	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at June 26, 2021	31,891,890	$319	$71,947	$820,719	$892,985
Exercise of stock options	2,260	—	173	—	173
Compensation expense under Incentive Stock Plan	—	—	1,721	—	1,721
Purchase and cancellation of common stock	(234,044)	(2)	(421)	(22,941)	(23,364)
Cancellation of non-vested stock, net of issuances	(537)	—	—	—	—
Other stock-related activity, net of tax	(866)	—	(95)	—	(95)
Net income	—	—	—	33,104	33,104
Balance at September 25, 2021	31,658,703	$317	$73,325	$830,882	$904,524

	Three Months Ended September 26, 2020
	Common Stock
(in thousands, except share data)	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at June 27, 2020	32,440,413	$326	$55,406	$751,400	$807,132
Exercise of stock options	2,886	—	—	—	—
Compensation expense under Incentive Stock Plan	—	—	1,248	—	1,248
Purchase and cancellation of common stock	(135,787)	(1)	(244)	(11,203)	(11,448)
Cancellation of non-vested stock, net of issuances	(2,937)	(1)	—	—	(1)
Other stock-related activity, net of tax	111	—	483	(308)	175
Net income	—	—	—	34,259	34,259
Balance at September 26, 2020	32,304,686	$324	$56,893	$774,148	$831,365
	Nine Months Ended September 25, 2021
	Common Stock
(in thousands, except share data)	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 26, 2020	32,168,740	$322	$64,085	$789,152	$853,559
Exercise of stock options	19,606	—	909	—	909
Compensation expense under Incentive Stock Plan	—	—	6,212	—	6,212
Purchase and cancellation of common stock	(539,075)	(5)	(970)	(53,638)	(54,613)
Issuance of non-vested stock, net of cancellations	19,984	—	2,493	—	2,493
Other stock related activity, net of tax	(10,552)	—	596	(2,084)	(1,488)
Net income	—	—	—	97,452	97,452
Balance at September 25, 2021	31,658,703	$317	$73,325	$830,882	$904,524

	Nine Months Ended September 26, 2020
	Common Stock
(in thousands, except share data)	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 28, 2019	32,556,263	$326	$52,605	$720,653	$773,584
Exercise of stock options	2,896	—	—	—	—
Compensation expense under Incentive Stock Plan	—	—	3,966	—	3,966
Purchase and cancellation of common stock	(234,116)	(2)	(421)	(16,890)	(17,313)
Cancellation of non-vested stock, net of issuances	(14,782)	—	504	—	504
Other stock related activity, net of tax	(5,575)	—	239	(534)	(295)
Net income	—	—	—	70,919	70,919
Balance at September 26, 2020	32,304,686	$324	$56,893	$774,148	$831,365

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(in thousands)	September 25, 2021	September 26, 2020
Cash Flows from Operating Activities:
Net income	$97,452	$70,919
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	24,931	22,544
Gain on equity method investment	—	(2,498)
Provision for doubtful accounts	61	197
Benefit for deferred income taxes	(414)	(1,154)
Provision for stock-based compensation	6,212	4,069
Payment of contingent consideration	(2,418)	—
Changes in assets and liabilities:
Accounts receivable	20,746	(11,685)
Inventories	(97,156)	3,093
Prepaids and other current assets	(7,216)	1,360
Other assets	(3,639)	(1,923)
Accounts payable	20,456	20,334
Accrued customer rebates and returns	23,786	24,690
Accrued compensation and other liabilities	(5,200)	15,773
Cash provided by operating activities	77,601	145,719
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	(345,483)	(14,308)
Property, plant and equipment additions	(15,274)	(12,061)
Cash used in investing activities	(360,757)	(26,369)
Cash Flows from Financing Activities:
Proceeds of revolving credit line	252,360	99,000
Payments of revolving credit line	(3,000)	(99,000)
Payment of contingent consideration	(7,982)	—
Payment of debt issuance costs	(4,215)	—
Proceeds from exercise of stock options	909	—
Other stock-related activity	1,055	112
Purchase and cancellation of common stock	(54,272)	(17,313)
Cash provided by (used in) financing activities	184,855	(17,201)
Effect of exchange rate changes on Cash and Cash Equivalents	(12)	-
Net (Decrease) Increase in Cash and Cash Equivalents	(98,313)	102,149
Cash and Cash Equivalents, Beginning of Period	155,576	68,353
Cash and Cash Equivalents, End of Period	$57,263	$170,502
Supplemental Cash Flow Information
Cash paid for interest expense	$567	$680
Cash paid for income taxes	$37,500	$19,575

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 25, 2021 AND SEPTEMBER 26, 2020

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM.”

The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 25, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 25, 2021 or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 26, 2020.
2.	Business Acquisitions and Investments

DPL Holding Corporation (“Dayton Parts”)

On August 10, 2021, we acquired 100% of the equity interests of Dayton Parts, a manufacturer of chassis and other parts designed to serve the heavy-duty vehicle sector of the aftermarket for a purchase price of $345.5 million in cash (net of $8.8 million of acquired cash), subject to certain customary post-acquisition purchase price adjustments.

The acquisition was funded by cash on hand as well as through the refinancing of our revolving credit facility discussed further in Note 6.

The transaction was accounted for as a business combination under the acquisition method of accounting. We have preliminarily allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. We are in the process of completing the valuation of identifiable intangible assets, current and deferred taxes, fixed assets, and pre-acquisition contingencies and, therefore, the fair values set forth below are subject to adjustment upon finalizing the valuations. We expect to complete the purchase price allocation during the fourth quarter of fiscal 2021. The table below details the estimated fair values of the assets acquired and the liabilities assumed at the acquisition date:

(in thousands)
Accounts receivable	$23,061
Inventories	79,625
Prepaids and other current assets	2,403
Property, plant and equipment	29,861
Goodwill	108,946
Identifiable intangible assets	160,400
Operating lease right-of-use assets	21,248
Other assets	877
Accounts payable	(11,968)
Accrued compensation	(2,784)
Other current liabilities	(7,409)
Long-term operating lease liabilities	(18,444)
Deferred tax liabilities	(40,333)
Net cash consideration	$345,483

The estimated valuation of the intangible assets acquired, and related amortization periods are as follows:

(in thousands)	Fair Value	Amortization Period (in years)
Customer relationships	$124,100	20
Product portfolio	25,300	20
Trade names	11,000	10
Total	$160,400

The fair values assigned to intangible assets were estimated by discounting expected cash flows based on the relief from royalty and multiperiod excess earnings valuation methodologies. These valuation methods rely on management judgment, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, royalty rates and other factors.

The goodwill recognized is attributable primarily to strategic and synergistic opportunities related to the Company’s and Dayton Parts’ existing automotive aftermarket businesses, the assembled workforce of Dayton Parts and other factors. The goodwill is not expected to be deductible for tax purposes.

The financial results of the acquisition have been included in the unaudited condensed consolidated financial statements since the date of acquisition. The net sales and net income of Dayton Parts included in the unaudited condensed consolidated financial statements for both the three and nine months ended September 25, 2021 were $27.4 million and $0.3 million, respectively.

The unaudited pro forma information for the periods set forth below gives effect to the Dayton Parts acquisition as if it had occurred as of December 29, 2019, the beginning of the earliest period presented in these financial statements.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time.

	Three Months Ended		Nine Months Ended
(in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales	$371,408	$345,525	$1,070,238	$918,874
Net income	$37,089	$36,085	$108,016	$62,832
Diluted earnings per share	$1.16	$1.11	$3.37	$1.94

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

We have entered several customer-sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and the related accounts receivable were removed from our Condensed Consolidated Balance Sheet at the times of the sales transactions. Under these agreements, we sold $690.0 million and $568.3 million of accounts receivable during the nine months ended September 25, 2021 and September 26, 2020, respectively. All credit terms with our customers are 365 days or less. Selling, general and administrative expenses include financing costs associated with these accounts receivable sales programs of $3.1 million and $1.3 million during the three months ended September 25, 2021 and September 26, 2020, respectively, and $8.6 million and $10.9 million during the nine months ended September 25, 2021 and September 26, 2020, respectively.

4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	September 25, 2021	December 26, 2020
Raw materials	$10,467	$—
Bulk product	198,205	136,726
Finished product	257,141	157,484
Packaging materials	9,649	4,509
Total	$475,462	$298,719

5.	Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)	September 25, 2021	December 26, 2020
Balance at beginning of period	$91,080	$74,458
Goodwill acquired	108,946	16,622
Balance at end of period	$200,026	$91,080

Intangible Assets

Intangible assets included the following:

	September 25, 2021			December 26, 2020
Intangible assets subject to amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Customer relationships	$149,150	$9,140	$140,010	$25,050	$7,141	$17,909
Trade names	17,760	2,075	15,685	6,760	1,585	5,175
Product Portfolio	25,300	42	25,258	—	—	—
Technology	2,167	508	1,659	2,167	323	1,844
Other	430	215	215	430	151	279
Total	$194,807	$11,980	$182,827	$34,407	$9,200	$25,207

Amortization expense was $1.2 million and $0.8 million during the three months ended September 25, 2021 and September 26, 2020, respectively, and $2.9 million and $2.5 million during the nine months ended September 25, 2021 and September 26, 2020, respectively.
6.	Debt

On August 10, 2021, in connection with the acquisition of Dayton Parts, we entered into a new credit agreement that provides for a $600 million revolving credit facility, including a letter of credit sub-facility of up to $60 million (the “New Facility”). The New Facility replaced our previous $100 million revolving credit facility. The New Facility matures on August 10, 2026 and is guaranteed by the Company’s material domestic subsidiaries (together with the Company, the “Credit Parties”) and is supported by a security interest in substantially all of the Credit Parties’ personal property and assets, subject to certain exceptions.

Borrowings under the New Facility bear interest at a rate per annum equal to, at the Company’s option, either a LIBOR rate (subject to a 0.00% floor) or a base rate, in each case plus an applicable margin of, initially (i) in the case of LIBOR rate, 1.250% or (ii) in the case of base rate loans, 0.250%. The applicable margin for (i) base rate loans ranges from 0.000% to 1.000% per annum and (ii) for LIBOR loans ranges from 1.000% to 2.000% per annum, in each case, based on the Total Net Leverage Ratio (as defined in the New Facility). The commitment fee is initially equal to 0.150% and thereafter ranges from 0.125% to 0.250% based on the Total Net Leverage Ratio. As of September 25, 2021, the interest rate on the outstanding borrowings under the New Facility was 1.33% and the commitment fee was 0.15%.

The New Facility contains affirmative and negative covenants, including, but not limited to, covenants regarding capital expenditures, share repurchases, and financial covenants related to the ratio of consolidated interest expense to consolidated EBITDA and the ratio of total net indebtedness to consolidated EBITDA, each as defined by the New Facility. As of September 25, 2021, we were not in default with respect to the New Facility.
7.	Commitments and Contingencies

Acquisitions

We have contingent consideration related to certain of our prior acquisitions due to the uncertainty of the ultimate amount of payment which will become due as earnout payments if performance targets are achieved. During the nine months ended September 25, 2021, we paid $10.4 million in contingent consideration in connection with prior acquisitions based upon performance targets. If the performance targets associated with prior acquisitions are fully achieved, the maximum additional contingent payments to be made under the related acquisition agreements would be $3.6 million.

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

All our revenue was recognized under the point of time approach during the nine months ended September 25, 2021 and September 26, 2020. We do not have significant financing arrangements with our customers, as our credit terms are all 365 days or less. Also, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

Disaggregated Revenue

The following tables present our disaggregated net sales by type of major good / product line, and geography.

	Three Months Ended		Nine Months Ended
(in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Powertrain	$136,770	$120,565	$386,732	$323,396
Chassis	118,273	87,977	302,219	227,273
Automotive body	78,477	74,445	214,180	197,624
Hardware	14,906	17,633	43,942	43,239
Net sales	$348,426	$300,620	$947,073	$791,532

	Three Months Ended		Nine Months Ended
(in thousands)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Net sales to U.S. customers	$328,315	$280,330	$896,545	$744,285
Net sales to non-U.S. customers	20,111	20,290	50,528	47,247
Net sales	$348,426	$300,620	$947,073	$791,532

9.	Stock-Based Compensation

Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)

Vesting of RSA and RSU grants is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of performance goals. We retain the shares underlying the grant, and any dividends paid thereon, until the vesting conditions have been met. For time-based RSA and RSU grants, compensation cost related to the stock is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. For performance-based RSA grants tied to growth in adjusted pre-tax income, compensation cost related to the award is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions at each reporting date. Since March 2020, we have made performance-based RSU grants that vest based on our total shareholder return ranking relative to the total shareholder return of the companies comprising the S&P Mid-Cap 400 Growth Index over a three-year performance period. For these awards, compensation cost related to the award is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model. For the nine months ended September 25, 2021, we granted 17,714 performance-based RSUs with a grant date fair value of $131.02 per share.

Compensation cost related to RSA and RSU grants was $1.4 million and $1.0 million for the three months ended September 25, 2021 and September 26, 2020, respectively, and $4.5 million and $3.0 million for the nine months ended September 25, 2021 and September 26, 2020, respectively, and were included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

The following table summarizes our RSA and RSU activity for the nine months ended September 25, 2021:

	Shares	Weighted Average Fair Value
Balance at December 26, 2020	217,735	$72.77
Granted	76,984	$106.23
Vested	(36,042)	$67.05
Canceled	(45,451)	$74.61
Balance at September 25, 2021	213,226	$85.42

As of September 25, 2021, there was $10.9 million of unrecognized compensation cost related to unvested RSA and RSU grants that is expected to be recognized over a weighted average period of 2.3 years.

Stock Options

We expense the grant-date fair value of stock options as compensation cost on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income was $0.3 million for each of the three months ended September 25, 2021 and September 26, 2020, and $0.9 million and $0.8 million for the nine months ended September 25, 2021 and September 26, 2020, respectively. These costs are included as selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

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

The following table summarizes our stock option activity for the nine months ended September 25, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 26, 2020	250,779	$70.21
Granted	58,393	$101.47
Forfeited	(9,457)	$79.02
Exercised	(39,794)	$66.11
Balance at September 25, 2021	259,921	$77.54	5.3	$5,228,021
Options exercisable at September 25, 2021	94,762	$73.84	3.6	$2,159,758

As of September 25, 2021, there was $3.0 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 2.8 years.

Employee Stock Purchase Plan

There were 31,462 shares and 10,735 shares purchased during the nine months ended September 25, 2021 and September 26, 2020, respectively. During the nine months ended September 25, 2021 and September 26, 2020, compensation costs were $0.7 million and $0.3 million, respectively.
10.	Earnings Per Share

Basic earnings per share is calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding unvested RSAs and RSUs that are considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards that were excluded from the calculation of diluted earnings per share as their effect would have been anti-dilutive were 19,000 shares and 34,000 shares for the three months ended September 25, 2021 and September 26, 2020, respectively, and 16,000 shares and 141,000 shares for the nine months ended September 25, 2021 and September 26, 2020, respectively.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Numerator
Net income	$33,104	$34,259	$97,452	$70,919
Denominator:
Weighted average basic shares outstanding	31,692	32,281	31,895	32,317
Effect of stock-based compensation awards	150	90	144	77
Weighted average diluted shares outstanding	31,842	32,371	32,039	32,394
Earnings Per Share:
Basic	$1.04	$1.06	$3.06	$2.19
Diluted	$1.04	$1.06	$3.04	$2.19

11.	Common Stock Repurchases

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

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Shares repurchased and canceled	1,426	8,930	4,568	15,280
Total cost of shares repurchased and canceled (in thousands)	$146	$723	$462	$1,123
Average price per share	$102.62	$80.95	$101.16	$73.49

Our Board of Directors has authorized the repurchase of up to $500 million of our common stock through December 31, 2022 under a previously announced share repurchase program. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. At September 25, 2021, $153.0 million was available for repurchase under this share repurchase program. The following table summarizes the repurchase and cancellation of common stock under the share repurchase program:

	Three Months Ended		Nine Months Ended
	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Shares repurchased and canceled	232,618	126,857	534,507	218,836
Total cost of shares repurchased and canceled (in thousands)	$23,218	$10,726	$54,152	$16,191
Average price per share	$99.81	$84.55	$101.31	$73.99

12.	Income Taxes

At September 25, 2021, we had $1.2 million of net unrecognized tax benefits, all of which would lower our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 25, 2021, accrued interest and penalties related to uncertain tax positions were not material.

We file income tax returns in the United States, Canada, China, India, and Mexico. All years before 2017 are closed for U.S. federal tax purposes. Tax years before 2016 are closed for the states in which we file. Tax years before 2018 are closed for tax purposes in Canada. Tax years before 2018 are closed for tax purposes in China. Tax years before 2016 are closed for tax purposes in Mexico. All tax years remain open for India.

13.	Related-Party Transactions

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

The carrying value of financial instruments such as cash, accounts receivable, accounts payable, debt under our revolving credit facility, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments.

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

See the “Statement Regarding Forward Looking Statements,” PART I, ITEM 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020 and the Company’s other filings with the U.S. Securities and Exchange Commission (“SEC”) for additional information regarding forward-looking statements and the factors that could cause actual results to differ materially from those anticipated in the forward-looking statements. The Company is under no obligation to, and expressly disclaims any such obligation to, update any of the information in this document, including but not limited to any situation where any forward-looking statement later turns out to be inaccurate whether as a result of new information, future events or otherwise.

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

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as described in the Annual Report on Form 10-K for the year ended December 26, 2020.

COVID-19

While COVID-19 did not have a material adverse effect on our business operations for the nine months ended September 25, 2021, during the period we did observe pandemic-related pressures on the global supply network that caused logistical issues, including higher freight costs and inflation with respect to materials costs, which impacted our results. We currently expect those pressures to continue to exist for the remainder of the fiscal year. As countries continue to combat COVID-19, and as government-imposed regulations regarding, among other things, COVID-19 testing, vaccine mandates and related workplace restrictions change around the world, there is still a risk that the pandemic may impact the overall demand environment as well as our ability to maintain staffing at our facilities, to source parts and other materials to meet demand levels, to maintain inventory levels and to fulfill contractual requirements. We will continue to closely monitor updates regarding the spread of COVID-19 and its variants, the distribution of vaccines developed to combat COVID-19, and applicable vaccine mandates, and we will adjust our operations according to guidelines from local, state and federal officials. In light of the foregoing, we may take actions that alter our business operations or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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

In the nine months ended September 25, 2021, excluding Dayton Parts, we introduced 3,345 new distinct parts to our customers and end-users, including 649 “New-to-the-Aftermarket” parts. We introduced 3,479 distinct parts to our customers and end-users in the fiscal year ended December 26, 2020, including 1,433 “New-to-the-Aftermarket” parts.

One area of expanded development focus has been our complex electronics program, which we believe will help us capitalize on the increase of advanced computing and sensing components being utilized on today’s OE platforms. Current generation vehicles now contain an average of approximately 100 electronic modules, with some high-end luxury vehicles containing over 200 modules. Our complex electronics products are designed and developed in-house and tested using proprietary equipment that simulates the on-vehicle operating environment to verify performance. We continue to make investments in technology and people to enhance our electronics design capabilities, expand our complex electronics product portfolio and further develop our leadership position in the category.

Another area of focus has been on products we market for the medium- and heavy-duty truck sector of the automotive aftermarket industry. Our recent acquisition of Dayton Parts, a manufacturer of chassis and other parts for medium- and heavy-duty vehicles, is one of the ways in which we have sought to further our strategy of expansion in this sector. We believe that this sector provides many of the same opportunities for growth that the passenger car and light truck sector of the automotive aftermarket industry has provided us. For example, through Dorman® HD Solutions™, we specialize in what formerly were “dealer exclusive” parts similar to how we have approached the passenger car and light-duty truck sector. During the nine months ended September 25, 2021, excluding Dayton Parts, we introduced 74 distinct parts in this product line.

Acquisitions

Our growth is also impacted by acquisitions. For example, on August 10, 2021, we acquired Dayton Parts. See Note 2, Business Acquisitions and Investments under Notes to Condensed Consolidated Financial Statements for additional information. We may acquire businesses in the future to supplement our financial growth, increase our customer base, add to our distribution capabilities or enhance our product development resources, among other reasons.

Economic Factors

The Company’s financial results are also impacted by various economic and industry factors, including, but not limited to the labor market and inflationary costs, the number, age and condition of vehicles in operation at any one time, and miles driven by those vehicles.

Impact of Labor Market and Inflationary Costs

We have experienced broad-based inflationary impacts during the nine months ended September 25, 2021, due primarily to: global transportation and logistics constraints, which have resulted in significantly higher transportation costs; tariffs; and wage inflation from an increasingly competitive labor market. We expect increased freight, higher labor costs and material inflation costs to continue to negatively impact our results for the remainder of the fiscal year. We attempt to offset inflationary pressures with price increases to customers and the use of alternative suppliers. However, there can be no assurance that we will be successful in these efforts.

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

Miles Driven

The COVID-19 pandemic in general, as well as restrictions imposed by certain states in response to the COVID-19 pandemic, adversely impacted work-related and personal travel throughout 2020 and into early 2021. However, as a result of easing restrictions, the number of miles driven has shown a recent increase compared to prior year levels. In fact, according the U.S. Department of Transportation, the number of miles driven through July 2021 has increased 12.8% year over year. We believe that demand for our products generally correlates to miles driven, as the more miles a vehicle is driven, the more likely it is that parts will fail.

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

To the extent that the U.S. dollar changes in value relative to those foreign currencies in the future, the prices charged by our suppliers for products under new purchase orders may change in equivalent U.S. dollars. The largest portion of our overseas purchases comes from China. The Chinese yuan to U.S. dollar exchange rate has fluctuated over the past several years. Any future changes in the value of the Chinese yuan relative to the U.S. dollar may result in a change in the cost of products that we purchase from China in the future. However, the cost of the products we procure is also affected by other factors including raw material availability, labor cost, and transportation costs.

Since our consolidated financial statements are denominated in U.S. dollars, the assets, liabilities, net sales, and expenses which are denominated in currencies other than the U.S. dollar must be converted into U.S. dollars using exchange rates for the current period. As a result, fluctuations in foreign currency exchange rates may impact our financial results.

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

In January 2020, the USTR granted temporary tariff relief for certain categories of products being imported from China. The tariff relief granted by the USTR expired on most categories of products being imported from China at the end of 2020. However, the USTR has stated it is considering reinstating temporary tariff relief on certain categories of products imported after October 12, 2021 following its review of comments submitted to the USTR prior to December 1, 2021. We expect that we will reverse tariff-related price increases previously passed along to our customers and cost concessions previously received from our suppliers as tariffs are reduced or tariff relief is granted.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations:

	Three Months Ended*				Nine Months Ended*
(in millions)	September 25, 2021		September 26, 2020		September 25, 2021		September 26, 2020
Net sales	$348,426	100.0%	$300,620	100.0%	$947,073	100.0%	$791,532	100.0%
Cost of goods sold	231,572	66.5%	192,819	64.1%	615,574	65.0%	519,786	65.7%
Gross profit	116,854	33.5%	107,801	35.9%	331,499	35.0%	271,746	34.3%
Selling, general and administrative expenses	72,663	20.9%	63,028	21.0%	205,049	21.7%	184,288	23.3%
Income from operations	44,191	12.7%	44,773	14.9%	126,450	13.4%	87,458	11.0%
Interest expense, net	733	0.2%	63	0.0%	918	0.1%	545	0.1%
Other income, net	(95)	-0.0%	(46)	-0.0%	(334)	-0.0%	(2,862)	-0.4%
Income before income taxes	43,553	12.5%	44,756	14.9%	125,866	13.3%	89,775	11.3%
Provision for income taxes	10,449	3.0%	10,497	3.5%	28,414	3.0%	18,856	2.4%
Net income	$33,104	9.5%	$34,259	11.4%	$97,452	10.3%	$70,919	9.0%

* Percentage of sales information may not add due to rounding

Three Months Ended September 25, 2021 Compared to Three Months Ended September 26, 2020

Net sales increased 16% to $348.4 million for the three months ended September 25, 2021 from $300.6 million for the three months ended September 26, 2020. The increase in net sales reflected the addition of Dayton Parts as well as robust customer demand across all our product channels. Year-over-year net sales growth for the three months ended September 25, 2021 excluding Dayton Parts was 7%.

Gross profit margin was 33.5% of net sales for the three months ended September 25, 2021 compared to 35.9% of net sales for the three months ended September 26, 2020. Dayton Parts had a 150 basis points dilutive impact on gross margin in the three months ended September 25, 2021, primarily due to higher costs in the three months ended September 25, 2021 from fair value adjustments to inventory recorded in connection with the Dayton Parts acquisition. We also experienced broad-based inflationary impacts due to global transportation and logistics constraints. Although pass-through price increases we have implemented are expected to largely offset these inflationary impacts on a go-forward basis, we did not experience a full quarter of these price increases for the three months ended September 25, 2021. Pricing increases implemented to pass through the increased costs had no added profit and consequently resulted in a lower gross margin.

Selling, general and administrative expenses (“SG&A”) were $72.7 million, or 20.9% of net sales, for the three months ended September 25, 2021 compared to $63.0 million, or 21.0% of net sales, for the three months ended September 26, 2020. The decrease in SG&A expenses as a percentage of net sales was primarily due to leverage from the increase in net sales, partially offset by wage and benefits inflation and costs related to the completion of the Dayton Parts acquisition and subsequent integration activities in the three months ended September 25, 2021.

Our effective tax rate was 24.0% for the three months ended September 25, 2021 compared to 23.5% for the three months ended September 26, 2020. The lower effective tax rate for the three months ended September 26, 2020 was the result of lower state tax expense and a nontaxable book gain associated with the PTI acquisition. Nondeductible transaction costs related to the Dayton Parts acquisition also contributed to the higher effective tax rate for the three months ended September 25, 2021.

Nine Months Ended September 25, 2021 Compared to Nine Months Ended September 26, 2020

Net sales increased 20% to $947.1 million for the nine months ended September 25, 2021 from $791.5 million for the nine months ended September 26, 2020. The increase in net sales reflected the addition of Dayton Parts as well as robust customer demand across all our product channels. Year-over-year net sales growth excluding Dayton Parts for the nine months ended September 25, 2021 was 16%. The absence of the government imposed shut-downs that negatively impacted the nine months ended September 26, 2020 was also a significant contributor to the year-over-year growth.

Gross profit margin was 35.0% of net sales for the nine months ended September 25, 2021 compared to 34.3% of net sales for the nine months ended September 26, 2020. Gross margin expansion was driven by fixed cost leverage from higher sales volume and improved efficiencies as we continued to drive productivity savings in our end-to-end supply chain processes. Additionally, we benefitted from the absence of out-of-pocket costs incurred due to the COVID-19 pandemic in the nine months ended September 26, 2020. These benefits were partially offset by broad-based inflationary impacts due to global transportation and logistics constraints and higher costs from fair value adjustments to inventory recorded in connection with the Dayton Parts acquisition in the nine months ended September 25, 2021.

Selling, general and administrative expenses were $205.0 million, or 21.7% of net sales, for the nine months ended September 25, 2021 compared to $184.3 million, or 23.3% of net sales, for the nine months ended September 26, 2020. The decrease in SG&A as a percentage of net sales was due to the operating leverage from the $155.6 million increase in net sales for the nine months ended September 25, 2021 as compared to the nine months ended September 26, 2020. Additionally, we saw benefits in SG&A as a percentage of net sales from the absence of out-of-pocket costs related to the COVID-19 pandemic incurred in the nine months ended September 26, 2020. These benefits were partially offset by wage and benefits inflation and costs related to the completion of the Dayton Parts acquisition and subsequent integration activities in the nine months ended September 25, 2021.

Our effective tax rate was 22.6% for the nine months ended September 25, 2021 compared to 21.0% for the nine months ended September 26, 2020. The lower effective tax rate for the nine months ended September 26, 2020 was the result of lower state tax expense, a tax benefit related to a nontaxable book gain and the write-off of a deferred tax liability associated with PTI upon our acquisition of the controlling interest in January 2020, and a foreign tax credit carry-back claim. Nondeductible transaction costs related to the Dayton Parts acquisition also contributed to the higher effective tax rate for the nine months ended September 25, 2021.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs sponsored by our customers. Additionally, we have utilized borrowings under revolving lines of credit, as needed, to fund Company objectives.

Cash and cash equivalents were $57.3 million at September 25, 2021 compared to $155.6 million at December 26, 2020. During the nine months ended September 25, 2021, strong cash provided from operating activities was more than offset by cash used to fund the Dayton Parts acquisition, share repurchases under our publicly announced repurchase program and capital expenditures. Working capital was $390.4 million at September 25, 2021 compared to $600.3 million at December 26, 2020. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, the outcome of contingencies or other factors, including the impact of the COVID-19 pandemic.

Payment Terms and Accounts Receivable Sales Programs

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers that allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash upfront than if we collected those accounts receivable ourselves in due course. Moreover, to the extent that any of these accounts receivable sales programs bear interest rates tied to the London Inter-Bank Offered Rate (“LIBOR”) or other reference rates, increases in these applicable rates increase our cost to sell our receivable. See ITEM 3. Quantitative and Qualitative Disclosures about Market Risk for more information. Further extensions of customer payment terms would result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

During the nine months ended September 25, 2021 and September 26, 2020, we sold $690.0 million and $568.3 million of accounts receivable, respectively, under these programs. If receivables had not been sold over the previous twelve months, approximately $381 million and $505 million of additional accounts receivable would have been outstanding at September 25, 2021 and December 26, 2020, respectively, based on our standard payment terms. We can sell increased levels of accounts receivable under our available programs if liquidity needs arise, whether due to the continued impacts of COVID-19 or other factors.

Credit Agreement

On August 10, 2021, in connection with the acquisition of Dayton Parts, we entered into a new credit agreement that provides for a $600 million revolving credit facility, including a letter of credit sub-facility of up to $60 million (the “New Facility”). The New Facility replaced our previous $100 million revolving credit facility. The New Facility matures on August 10, 2026 and is guaranteed by the Company’s material domestic subsidiaries (together with the Company, the “Credit Parties”) and is supported by a security interest in substantially all of the Credit Parties’ personal property and assets, subject to certain exceptions.

Borrowings under the New Facility bear interest at a rate per annum equal to, at the Company’s option, either a LIBOR rate (subject to a 0.00% floor) or a base rate, in each case plus an applicable margin of, initially (i) in the case of LIBOR rate, 1.250% or (ii) in the case of base rate loans, 0.250%. The applicable margin for (i) base rate loans ranges from 0.000% to 1.000% per annum and (ii) for LIBOR loans ranges from 1.000% to 2.000% per annum, in each case, based on the Total Net Leverage Ratio (as defined in the New Facility). The interest rate at September 25, 2021 was LIBOR plus 125 basis points (1.33%). The commitment fee is initially equal to 0.150% and thereafter ranges from 0.125% to 0.250% based on the Total Net Leverage Ratio.

The New Facility contains affirmative and negative covenants, including, but not limited to, covenants regarding capital expenditures, share repurchases, and financial covenants related to the ratio of consolidated interest expense to consolidated EBITDA and the ratio of total net indebtedness to consolidated EBITDA, each as defined by the New Facility.

As of September 25, 2021, we were not in default with respect to the credit agreement. As of September 25, 2021, there was $249.4 million in outstanding borrowings under the New Facility and two outstanding letters of credit for $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of outstanding borrowings and letters of credit, we had $349.8 million available under the New Facility at September 25, 2021.

Cash Flows

The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands)	September 25, 2021	September 26, 2020
Cash provided by operating activities	$77,601	$145,719
Cash used in investing activities	(360,757)	(26,369)
Cash provided by (used in) financing activities	184,855	(17,201)
Net (decrease) increase in cash and cash equivalents	$(98,301)	$102,149

 During the nine months ended September 25, 2021, cash provided by operating activities was $77.6 million compared to $145.7 million during the nine months ended September 26, 2020. The $68.1 million decrease was driven by higher inventory purchases to maintain customer fill rates, as compared to the prior year, partially offset by higher proceeds from accounts receivable due to higher sales of accounts receivable in the nine months ended September 25, 2021.

Investing activities used cash of $360.8 million and $26.4 million during the nine months ended September 25, 2021 and September 26, 2020, respectively. During the nine months ended September 25, 2021, we used $345.5 million to acquire Dayton Parts, net of cash acquired and during the nine months ended September 26, 2020 we used $14.3 million to acquire the remaining 60% of the outstanding equity of PTI, net of cash acquired.

Financing activities used $184.9 million of cash during the nine months ended September 25, 2021, compared to $17.2 million of cash provided during the nine months ended September 26, 2020.

During the nine months ended September 25, 2021, we borrowed $252.4 million under the New Facility to help fund the acquisition of Dayton Parts in August 2021, and subsequently repaid $3.0 million of that borrowing during the nine months ended September 25, 2021. Additionally, during the nine months ended September 25, 2021, we paid $54.2 million to repurchase 534,507 common shares under our share repurchase plan. During the nine months ended September 26, 2020, we paid $16.2 million to repurchase 218,836 common shares under the share repurchase plan.

The remaining uses of cash from financing activities in each period result primarily from the repurchase of our common stock from our 401(k) Plan.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. All our available credit and accounts receivable sales programs bear interest at rates tied to LIBOR or other reference rates. Under the terms of our credit agreement and customer-sponsored programs to sell accounts receivable, a change in either the lender’s base rate, LIBOR or discount rates under the accounts receivable sale programs would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the discount rates under the accounts receivable sales programs would increase our interest expense on our variable rate debt, if any, and our financing costs associated with our sales of accounts receivable by approximately $4 million annually. This estimate assumes that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what occurs in the future.

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

On August 10, 2021, we completed our acquisition of DPL Holding Corporation (“Dayton Parts”). We are in the process of evaluating the existing controls and procedures of Dayton Parts and integrating Dayton Parts into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for a period of one year following the date on which the acquisition is completed, we have excluded Dayton Parts from our assessment of the effectiveness of internal control over financial reporting as of September 25, 2021. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.

Changes in Internal Control Over Financial Reporting

Except for the acquisition of Dayton Parts noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the three months ended

September 25, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 25, 2021, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
June 27, 2021 through July 24, 2021	64,000	$104.52	64,000	$169,526,376
July 25, 2021 through August 21, 2021 (1)	101,467	$99.80	99,368	$159,613,310
August 22, 2021 through September 25, 2021 (2)	69,443	$95.54	69,250	$152,997,179
Total	234,910		232,618	$152,997,179
(1)

Includes 673 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) during the period. The RSAs were granted to participants in prior periods pursuant to our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan”) and our 2008 Stock Option and Stock Incentive Plan (the “2008 Plan”). The RSU’s were granted to participants in prior periods pursuant to the 2018 Plan. Also includes 1,426 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 9, Common Stock Repurchases, to the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

(2)

Includes 193 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of RSAs and RSUs during the period. The RSAs and RSUs were granted to participants in prior periods pursuant to the 2018 Plan.

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

10.1	Credit Agreement, dated August 10, 2021 by and among Dorman Products, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent. +

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report). **

101

The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended September 25, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended September 25, 2021, formatted in Inline XBRL (included as Exhibit 101).

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

October 25, 2021

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)

 October 25, 2021

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)