Form 10-K
period 2021-12-25
Dorman Products, Inc.
filed 2022-02-22
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[

For the fiscal year ended December 25, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 26, 2021 was $2,214,395,974.

As of February 17, 2022, the registrant had 31,545,603 shares of common stock, $0.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement, in connection with its 2022 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 25, 2021, are incorporated by reference into PART III of this Annual Report on Form 10-K.

DORMAN PRODUCTS, INC.

INDEX TO ANNUAL REPORT ON FORM 10-K

DECEMBER 25, 2021

The Company’s fiscal year ends on the last Saturday of the calendar year.

References to	Refers to the year ended
Fiscal 2019	December 28, 2019
Fiscal 2020	December 26, 2020
Fiscal 2021	December 25, 2021

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

Statement Regarding Forward-Looking Statements

Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements related to the global coronavirus pandemic (“COVID-19”), net sales, diluted earnings per share, gross profit, gross margin, selling, general and administrative expenses, income tax expense, income before income taxes, net income, cash and cash equivalents, indebtedness, liquidity, the Company’s share repurchase program, the Company’s outlook, the Company’s growth opportunities and future business prospects, operational costs and productivity initiatives, inflation, customs duties and mitigation of tariffs, long-term value, acquisitions and acquisition opportunities, investments, cost offsets, quarterly fluctuations, new product development, customer concessions, and fluctuations in foreign currency. Words such as “may,” “believe,” “demonstrate,” “expect,” “estimate,” “forecast,” “project,” “plan,” “anticipate,” “intend,” “should,” “will” and “likely” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statements are not forward-looking. In addition, statements that are not historical should also be considered forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors (many of which are outside of our control) which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in PART I, ITEM 1A, “Risk Factors.” The Company is under no obligation to (and expressly disclaims any such obligation to) update any of the information in this report if any forward-looking statement later turns out to be inaccurate whether as a result of new information, future events or otherwise.

PART I

ITEM 1. Business.

General

We are one of the leading suppliers of replacement parts and fasteners for passenger cars and light-, medium-, and heavy-duty trucks in the automotive aftermarket industry. As of December 25, 2021, we marketed approximately 118,000 distinct parts compared to approximately 81,000 as of December 26, 2020, many of which we designed and engineered. This number excludes private label stock keeping units and other variations in how we market, package and distribute our products, includes distinct parts of acquired companies and reflects distinct parts that have been discontinued at the end of their lifecycle. The increase in the number of distinct parts in 2021 was largely driven by our acquisition of Dayton Parts. We are one of the leading aftermarket suppliers of original equipment (“OE”) “dealer exclusive” parts. Original equipment “dealer exclusive” parts are those which were traditionally available to professional installers and consumers only from original equipment manufacturers or used parts from salvage yards and include, among other parts, leaf springs, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers and complex electronics modules. Fasteners include such items as oil drain plugs, wheel bolts, and wheel lug nuts. For fiscal 2021, approximately 73% of our products were sold under brands that we own, and the remainder of our products were sold for resale under customers' private labels, other brands or in bulk. Our products are sold primarily in the United States through automotive aftermarket retailers, including through their online platforms; national, regional and local warehouse distributors; and specialty markets, and salvage yards. We also distribute automotive aftermarket parts internationally, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East, and Australia.

The Automotive Aftermarket Industry

The automotive aftermarket industry has two distinct sectors: parts for passenger cars and light trucks, which according to the 2022 Auto Care Association Factbook, accounted for projected industry sales of approximately $324.8 billion in 2021, and parts for medium and heavy-duty trucks, which accounted for projected industry sales of approximately $94.4 billion in 2021. We sell products into both sectors, with a majority of our products being designed for the passenger car and light truck sector. Our acquisition of Dayton Parts in 2021 increased our product offerings in the medium and heavy-duty truck sector.

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

The largest purchasers of medium- and heavy-duty vehicle aftermarket parts are OE manufacturers, independent distributors, including organizations associated with large buying groups and other distributors, as well as independent component specialists and rebuilders, and auto parts stores. The service work performed on medium- and heavy-duty vehicles is generally completed by end user businesses that utilize these vehicles in their operations, fleets, and independent garages and distributors, who buy parts from the purchasers above or in some instances directly from suppliers like us.

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

The increasing complexity and the number of different makes and models of automobiles have resulted in a significant increase in the number of products required to service the domestic and foreign automotive fleets. Accordingly, the number of parts required to be carried by retailers and wholesale distributors has increased substantially, which is reflected in the increase in the number of distinct parts we marketed in 2021 as compared to 2020. The requirement to include more products in inventory and the significant consolidation among distributors of automotive replacement parts have in turn resulted in larger distributors. See ITEM 1A, “Risk Factors – Risks Related to Our Business – Our Industry, Operations and Competition” for information regarding the potential impacts of consolidation on our business.

Retailers and others who purchase automotive aftermarket parts for resale are constrained to a finite amount of space in which to display and stock products. Thus, the reputation for quality, customer service, and line profitability that a supplier provides are significant factors in a retailer’s or other reseller’s decision as to which product lines to carry in the limited space available. Further, because of the efficiencies achieved through the ability to order all or part of a complete line of products from one supplier (with possible volume discounts), as opposed to satisfying the same requirements through a variety of different sources, retailers and other resellers of automotive aftermarket parts often seek to purchase products from fewer but stronger suppliers.

Brands and Products

We market our products under the DORMAN® and Dayton Parts® brand names and several sub-brands, which identify products that address specific segments of the automotive aftermarket industry. In addition, across all our sub-brands, customers can find a subset of products that have been branded DORMAN® OE FIX™ products.

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

Dayton Parts® - Complete product offering of brake, spring, steering, suspension, driveline and hitch & coupling product lines.

We group our products into four major classes: powertrain, chassis, automotive body, and hardware. The following table represents each of the four classes as a percentage of net sales for each of the last three fiscal years:

	Percentage of Net Sales
	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Powertrain	40%	40%	40%
Chassis	34%	30%	30%
Automotive Body	22%	25%	25%
Hardware	4%	5%	5%
Total	100%	100%	100%

Our powertrain product line includes intake and exhaust manifolds, cooling products, harmonic balancers, fluid lines, fluid reservoirs, connectors, 4-wheel drive components and axles, drain plugs, and other engine, transmission and axle components. Chassis products include control arms, ball joints, tie-rod ends, brake hardware and hydraulics, wheel and axle hardware, suspension arms, knuckles, links, bushings, leaf springs, and other suspension, steering, and brake components. Our line of automotive body products includes door handles and hinges, window lift motors, window regulators, switches and handles, wiper components, lighting, electrical, and other interior and exterior automotive body components. Hardware products include threaded bolts and auto body fasteners, automotive and home electrical wiring components, and other hardware assortments and merchandise.

We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products. Our standard warranty limits the end-user’s remedy to the repair or replacement of the part that is defective.

Product Development

Product development and continuous innovation are central to our business. The development of a broad range of products, many of which are not conveniently or economically available elsewhere, historically has enabled us to grow and is an important driver for our future growth. Our product strategy has been to design and engineer products, many of which we believe are better and easier to install and/or use than the original parts they replace, and to commercialize automotive parts for the broadest possible range of uses. All new product ideas are reviewed by our product management staff and a cross-functional in-house team to determine potential improvements and inclusions that will create a better user experience. The following table represents the number of distinct parts we introduced for each of the last three fiscal years:

	Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
New to the aftermarket	990	1,433	1,625
Line extensions	3,325	2,046	3,614
Total distinct parts introduced	4,315	3,479	5,239

In 2021, we introduced several new product categories to the aftermarket including: a new upgraded Dorman® OE FIX™ aluminum oil filter housing solution, aftermarket-exclusive hub rotor and caliper bracket bolt kits, and new complex electronic solutions, such as cruise control distance sensors, blind spot detection modules and other advanced driver assistance system (ADAS) products. Each of these solutions gives installers and consumers additional choice when searching for reliable, affordable replacements.

Other innovative technologies we released in 2021 include diesel exhaust fluid (DEF) emission components, including heaters and pumps, and new electronic power steering rack solutions. We also continued our efforts to find ways to further simplify customer installation efforts through new combination solutions, such as pre-pressed axle and bearing assemblies.

Our product teams also grow and expand existing categories by introducing new products that are designed to fit more vehicles, providing enhanced opportunities for aftermarket service providers to serve their customers. In 2021, we extended our lines in strategic core categories such as window regulators, chassis and control arms, valve covers, manifolds, and drive shafts.

Some of our most popular innovations are those that provide vehicle owners significant savings over other repair alternatives, such as rust repair solutions. Our truck bed floor supports, differential covers and fuel tank crossmembers often eliminate the need to replace entire truck beds, axles and other large vehicle sections by facilitating direct repair of corroded components.

We also grew our lines of heavy-duty solutions in fiscal 2021 through the acquisition of Dayton Parts, which lines include leaf springs, brake drums, and various other steering and suspension products. In addition to these new solutions from Dayton Parts, we also introduced hundreds of new products into our Dorman® HD Solutions™ line, including a new Diesel Decoder™ tool that enables scanning of engine diagnostics, new exhaust gas recirculation (EGR) valves, and various new engine and emission sensors.

Sales and Marketing

We market our products to three groups of purchasers who in turn supply individual consumers and professional installers. Our products are also available in our customers’ retail stores, on our customers’ websites, and through warehouse distributors. For the year ended December 25, 2021:

(i) approximately 56% of our net sales was generated from sales to automotive aftermarket retailers, including major chains such as Advance, AutoZone and O'Reilly;

(ii) approximately 33% of our net sales was generated from sales to warehouse distributors, such as NAPA, which may be local, regional or national in scope, and which also may engage in retail sales; and

(iii) approximately 11% of our net sales was generated from our heavy-duty channel including through national, regional, and local warehouse distributors, such as FleetPride, and specialty service shops, and sales to other markets, which include, among others, salvage yards and the parts distribution systems of OE parts manufacturers as well as mass merchants, such as Walmart, for our home electrical wiring components.

As of December 25, 2021, we had a sales and sales support team of over 120 people selling our products either directly to our customers or, with respect to certain select customers, indirectly through independent manufacturers’ representative agencies worldwide.

Our sales efforts are not directed merely at selling individual products, but more broadly towards selling our entire product portfolio. Our sales strategy includes increasing sales not only by securing new customers, but also by adding new product lines and expanding product selection within existing customers in an effort to make our customers a destination for new-to-the-aftermarket products.

We use catalogs, application guides, digital marketing tools, training materials, videos and additional content to describe and sell our products and other applications as well as to train our customers' sales teams. Our primary website, www.dormanproducts.com, provides a search engine that can be used to search our extensive catalog. The information on the website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K.

As of December 25, 2021, we serviced more than 4,500 active accounts. During fiscal 2021, three customers each accounted for more than 10% of net sales and in the aggregate accounted for approximately 54% of net sales.

Manufacturing and Procurement

Most of our products are manufactured by third parties. We engage third-party manufacturers around the world to develop and manufacture products according to our performance and design requirements, oftentimes using tooling that we own. In fiscal 2021, as a percentage of our total dollar volume of purchases, approximately 26% of our products were purchased from various suppliers throughout the United States and the balance of our products were purchased directly from suppliers outside of the United States. Our global supplier network provides access to a broad array of manufacturing capabilities and technologies while limiting our dependency on any single source of supply. While our supplier selection and sourcing programs will continue to leverage our strategic manufacturers for a substantial portion of our product portfolio, we also have qualified alternative sources available to provide additional support and capacity, if needed. We make a concerted effort to build and nurture strong, healthy relationships with our suppliers. In fiscal 2021, we purchased automotive products in substantial volumes from over 250 suppliers, and no single supplier accounted for more than 10% of our total product purchases in fiscal 2021.

Packaging, Inventory and Shipping

Finished products acquired from third-party suppliers are received at one or more of our facilities, depending on the type of part. It is our practice to inspect samples of shipments based upon supplier performance. If cleared, these shipments of finished parts are logged into our computerized production tracking systems and staged for packaging, if necessary.

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

Packaged inventory is either stocked in the warehouse portions of our facilities or in distribution centers maintained by our third-party logistics providers and is organized to facilitate the most efficient methods of retrieving product to fill customer orders. We strive to maintain a level of inventory to adequately meet current customer order demand with additional inventory to satisfy new customer orders and special programs.

We ship our products by contract carrier, common carrier or parcel service. Products are generally shipped to each customer's main warehouses for redistribution within its network. In certain circumstances, at the request of a customer, we ship directly to that customer's warehouses, stores or other locations either via smaller direct ship orders or consolidated store orders that are cross docked.

Remanufacturing and Recycling Parts

Certain products we sell contain parts that can be recycled, or as more commonly referred to in our industry, remanufactured. We refer to the used product that is ultimately remanufactured as core. A used core is remanufactured and sold to the customer as a replacement for a unit on a vehicle. Customers and end-users that purchase a remanufactured replacement part will generally return the used core to us, which we then use in the remanufacturing process to make another finished good. Our core inventory consists of used cores purchased and held in our facilities, used cores that are in the process of being returned from our customers and end-users, and remanufactured cores held in finished goods inventory at our facilities. Our products that utilize cores include electronic control modules, hybrid batteries and complex mechatronics. We believe our remanufactured parts offer end-users an economical and safe way to maintain their cars on the road, while also reducing the impact to environment.

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

Impact of COVID-19

While COVID-19 did not adversely affect demand for our products for the year ended December 25, 2021, during the year we did experience pandemic-related pressures in the global supply network that caused logistical issues, including higher freight costs, supplier lead time delays of products and inflation with respect to materials and labor costs, which impacted our results. As countries continue to combat COVID-19, and as government-imposed regulations regarding, among other things, COVID-19 testing, vaccine mandates and related workplace restrictions change around the world, there is still a risk that the pandemic may impact the overall demand environment as well as our ability to maintain staffing at our facilities, to source parts and other materials to meet demand levels, to maintain inventory levels and to fulfill contractual requirements. We will continue to closely monitor updates regarding the spread of COVID-19 and its variants, the distribution of vaccines developed to combat COVID-19, and applicable vaccine mandates, and we will adjust our operations according to guidelines from local, state and federal officials. In light of the foregoing, we may take actions that alter our business operations or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

For a more detailed discussion of the impact of COVID-19 on our business, see “Human Capital Resources” below and ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Impacts of COVID-19.”

Patents, Trademarks and Other Intellectual Property

We own a number of patents important to our business, and we expect to continue to file patent applications to protect our research and development investments in new products. As of December 25, 2021, we held 74 patents and 14 pending patent applications, including foreign counterpart patents and foreign applications. For the United States, patents may last 20 years from the date of the patent's filing, depending upon term adjustments made by the patent office. In addition, we hold numerous trademarks in the United States and other countries. We also have licenses to intellectual property for the manufacture, use and sale of certain of our products.

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

Human Capital Resources

General

As of December 25, 2021, we had 3,360 employees worldwide, substantially all of whom were employed full-time. Our employees are categorized by various functions. “Operations” consists of employees engaged in production, product distribution and inventory quality control. “Product Development” includes employees involved in product development and purchasing. “Quality and Engineering” consists of employees involved in internal and external quality management, manufacturing engineering, design, and testing. “Sales” includes employees employed in sales and customer service. “Administration” includes executive officers and individuals employed in finance, legal, information technology, human resources and other functions supporting our business. The following table shows employees by function and region.

	December 25, 2021
	U.S.	Non-U.S.	Total
Operations	2,534	78	2,612
Product Development	162	2	164
Quality and Engineering	162	39	201
Sales	161	14	175
Administration	208	—	208
Total Employees	3,227	133	3,360

None of our global employees is covered by a collective bargaining agreement. We consider our relations with our employees to be generally good.

Health and Safety

We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. We have created and implemented processes to help eliminate safety events and reduce their frequency and severity. We also review and monitor our performance closely. In 2021, we adopted an environmental, health and safety policy outlining our commitment to policies and practices that support the health and safety of our employees, contractors and the community, and the protection of the environment in the communities where we operate. We also implemented a human rights policy for the organization outlining our commitment to operating with respect for human rights.

In response to COVID-19, we implemented and continue to maintain enhanced safety measures in all our facilities to promote the health and welfare of our employees. We provided employees with communications and education programs designed to encourage employees to get vaccinated against COVID-19 when eligible and provided on-site vaccination clinics at our facilities. In addition, we maintain a COVID-19 sick leave policy providing continued salary and benefits to eligible employees.

Diversity and Inclusion

We embrace the diversity of our employees, including their unique backgrounds, experiences, thoughts and talents. Employees are valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. As part of our commitment to diversity, in 2021, we appointed our first Vice President of Development and Diversity, responsible for leading our diversity and inclusion strategy. Moreover, in 2021, we launched our “All In” initiative, a summit focused on inviting our employees to think and engage more with ideas such as diversity and inclusion to foster a collaborative environment.

As part of our commitment to a culture of inclusion, our Contributor Resource Group ("CRG") Program broadens and enhances company-wide interaction opportunities for our employees. Our CRG is open to all and involves activities for employees whose background is the focus of the CRG and those who are supportive of the groups that have been formed. These company-wide networks build on and coordinate with local teams that are already active in our operations and include groups such as those focused on the experiences of Women, Veteran’s, Multi-Cultural and Early Career Employees.

Talent and Development

Our talent strategy is focused on attracting the best talent, developing their skillsets and experiences and rewarding their performance. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations, and our leadership team routinely reviews employee turnover rates at various levels of the organization. Leadership also reviews employee engagement surveys to monitor employee morale and receive feedback on a variety of issues.

Compensation

We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry and in the geographies in which we compete for talent. We conduct an executive compensation benchmarking review annually to help ensure we are providing market-based compensation including base salary, short-term incentive and long-term incentives. We also participate in annual compensation surveys for all positions and strive to compensate our top talent and key roles competitively. Moreover, we believe our long-term incentives are structured in a manner to provide time-based vesting schedules that are retentive.

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

The size of the automobile aftermarket industry depends, in part, upon the number of vehicles on the road, average vehicle age, change in total miles driven per year, new or modified environmental and vehicle safety regulations, including fuel-efficiency and emissions reduction standards, pricing of new cars and new car quality and related warranties. We believe the automobile aftermarket industry has been negatively impacted by the fact that the quality of more recent automotive vehicles and their component parts (and related warranties) has improved, thereby lengthening the repair cycle. Generally, if parts last longer, there will be less demand for our products, and the average useful life of automobile parts has been steadily increasing in recent years due to innovations in products and technology. In addition, the introduction by original equipment manufacturers of increased warranty and maintenance initiatives has the potential to decrease the demand for our products. These factors could have a material adverse effect upon our business, financial condition and results of operations.

Our industry is highly competitive, and our success depends on our ability to compete with suppliers of automotive aftermarket products, some of which may have substantially greater financial, marketing and other resources than we do.

The automotive aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of automotive aftermarket products. Due to the diversity of our product offering, we compete against a large cross section of aftermarket companies and brands, including, but not limited to, Cardone Industries, Inc., Standard Motor Products, Inc., Tenneco, Inc., Bosch Auto Parts, First Brands Group, LLC, Gates Corporation, Continental Automotive Systems, Inc. (VDO), MevoTech LP, ACDelco (owned by General Motors Company), Motorcraft (owned by Ford Motor Company), Meritor, Inc., Automann Inc. and numerous category specific competitors. In addition, we face competition from original equipment manufacturers, which, through their automotive dealerships, supply many of the same types of replacement parts we sell. Further, some of our private label customers also compete with us.

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

•engage in more extensive research and development;

•sell products at lower prices than we do;

•undertake more extensive marketing campaigns; and

•	make more attractive offers to existing and potential customers and strategic partners.

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

A significant percentage of our sales has been, and is expected to be, concentrated among a relatively small number of customers. During fiscal 2021, three customers each accounted for more than 10% of net sales and in the aggregate accounted for approximately 54% of net sales. We anticipate that this concentration of sales among these customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results. In addition, any consolidation among our key customers may further increase our customer concentration risk.

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

There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure. This is the result of a number of industry trends, including the consolidated purchasing power of large customers, the growth of e-commerce and actions taken by some of our competitors in an effort to attract new business, including efforts to enhance their online presence. Price reductions may be required to remain competitive in light of such industry trends, and such reductions may impact our sales and profit margins. Our future profitability will depend in part upon our ability to respond to changes in product and distribution channel mix, to continue to improve our manufacturing and distribution efficiencies, to generate cost reductions, including reductions in the cost of components purchased from outside suppliers, and to maintain a cost structure that will enable us to offer competitive prices. Our inability to maintain a competitive cost structure or to pass through increases in costs to our customers could have a material adverse effect upon our business, financial condition and results of operations.

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

Customer consolidation in the automotive aftermarket industry may lead to customer contract terms less favorable to us, which may negatively impact our financial results.

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

Any outbreaks of contagious diseases, public health epidemics and other adverse public health developments in countries where we, our customers and suppliers, operate could have a material and adverse effect on our business, results of operations and financial condition. The COVID-19 pandemic has adversely impacted, and is expected to continue to adversely impact, our business, and the nature and extent of the impact may be highly uncertain and beyond our control. Uncertain factors relating to COVID-19 include the duration, spread and severity of the virus, the impact of mutations to the virus, the efficacy and distribution of vaccines and treatments designed to combat COVID-19, the effects of the COVID-19 pandemic on our customers, vendors, suppliers and employees, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, workplace mandates, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

COVID-19 and the measures designed to contain its spread may negatively impact demand for our products, which could have a material and adverse effect on our business, results of operations and financial condition. Similarly, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations. Further, in the event any members of our workforce, or those of our suppliers, contract COVID-19 or are otherwise compelled to quarantine, or refuse to comply with any COVID-19 workplace mandates, we may experience shortages in labor and services that we require for our operations. Our increased use of remote work environments and virtual platforms in response to the COVID-19 pandemic may also increase our risk of cyber-attacks and data security breaches.

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

We must maintain sufficient in-stock inventory and anticipate future changes in customer demands in order to be successful. If we fail to do so, our financial results could be adversely affected. Fluctuations in demand may result from a number of factors, including, but not limited to, global economic conditions, COVID-19, the age, condition and number of vehicles that need servicing, automotive parts failure rates, loss of market share and improvements in product designs that result in enhanced quality and reliability of new vehicle parts. As a result of these and other factors, we have experienced and expect to continue to experience fluctuating levels of demand that require us to monitor, and, where appropriate, adjust our operations, including our inventory levels and staffing at our facilities. If we are unable to forecast accurately future reductions in demand, we may accumulate excess or obsolete inventory and be forced to reduce hours or layoff or furlough employees. Conversely, if we are unable to forecast accurately future increases in demand, we may have inventory shortfalls or inadequate staffing levels to meet demand, which may result in our inability to fill orders on a timely basis or at all and could result in penalties owed to our customers and the loss of net sales.

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

Because we purchase various types of raw materials, finished goods, equipment, and manufactured component parts from suppliers, we may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our suppliers’ ability to supply products to us is also subject to a number of risks, including availability and cost of raw materials, destruction of their facilities, natural disasters, work stoppages or health crises. For example, the automotive industry is currently experiencing a shortage in the supply of semi-conductors. We utilize semi-conductors in our products and, to date, have not encountered a material shortage in semi-conductors. However, if we are unable to source semi-conductors on a timely basis or at all, we may be unable to produce some of our products, which could adversely affect our ability to develop new products and fill orders on existing products. The COVID-19 pandemic may have a lasting impact on global production and industrial supply chains. For example, certain suppliers in China have been or may in the future be impacted by power shortages and rolling blackouts as a result of increased demand on factories that export products from China to economies beginning to reopen after following COVID-19 closures. In addition, our failure to promptly pay, or order sufficient quantities of inventory from our suppliers may increase the cost of products we purchase or may lead to suppliers refusing to sell products to us at all.

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

We depend upon third-party transportation providers for shipments to and from our suppliers and for delivery of our products to us and to our customers. Our access to third-party transportation providers is not guaranteed, and, even if we have access to transportation providers, we may be unable to transport our products at economically attractive rates in certain circumstances, particularly in cases of adverse market conditions or disruptions to transportation infrastructure. Fluctuations in demand for third-party transportation providers and other events impacting transportation capacity and costs, such as strikes, political events, international trade disputes, war, terrorism, natural disasters, adverse weather conditions, congestion, increases in fuel prices, public health issues, including the COVID-19 pandemic, and other events, may impact the availability of third-party transportation providers to ship our products or the cost to ship our products. For example, during 2021, like many other companies, we experienced significantly higher freight and transportation costs as a result of global transportation and logistics constraints primarily resulting from the COVID-19 pandemic, which also impacted our ability to readily transport our products. Our business, financial position, results of operations or cash flows could be materially and adversely affected if we are unable to pass along increased transportation costs to our customers, or if third-party transportation capacity were to decline significantly or otherwise become unavailable.

Significant inflation could adversely affect our business and financial results.

Inflation can adversely affect us by increasing our operating costs, including our materials, freight and labor costs, which could have an adverse impact on our business or financial results. Inflation also can have a negative impact on customers’ willingness to purchase our products. In a highly inflationary environment, we may be unable to raise the sales prices of our products at or above the rate of inflation, which could reduce our profit margins.

Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our results of operations.

In fiscal 2021, approximately 74% of our products were purchased from suppliers in a variety of non-U.S. countries. The U.S. government has adopted a new approach to trade policy and in some cases has attempted to renegotiate or terminate certain existing bilateral or multi-lateral trade agreements. It has also imposed tariffs on certain foreign goods, including steel and certain commercial vehicle parts, which have resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our products decreases due to the higher cost, our results of operations could be materially adversely affected. In addition, further tariffs have been proposed by the United States and its trading partners and additional trade restrictions could be implemented on a broader range of products or raw materials. The resulting environment of retaliatory trade or other practices could have a material adverse effect upon our business, financial condition, results of operations, customers, suppliers and the global economy.

Product Development, Acceptance and Quality

If we do not continue to develop new products and bring them to market, our business, financial condition and results of operations could be materially impacted.

Our historical growth and profitability have depended, in part, on the introduction of new parts to the automotive aftermarket industry. We invest in research and development to sustain or enhance our existing product portfolio. In certain circumstances, there may be a lengthy period between commencing these development initiatives and bringing new or improved products to market. In other instances, factors beyond our control may impact our ability to further our research and development activities. For example, new product activity was adversely impacted in the first half of 2020 due to COVID-19. Although new product development and commercialization rebounded towards the end of 2020, we ended 2020 with lower new product introductions than the prior year. During any period of delay in research and development activities, technology advancements, customer demand and the markets for our products may move in directions that we had not anticipated. There is no guarantee that our new products, or enhancements to existing products, will achieve market acceptance or that the timing of market adoption will be as predicted. As a result, there is a significant possibility that some of our development decisions, including significant expenditures on acquisitions, research and development, or investments in technologies, will not meet our expectations, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest or invested too late in a technology, product or enhancement sought by our customers or the markets into which we sell. If we fail to make the right investments or fail to make them at the right time, competing solutions may be more attractive in the market. As a result, our competitive position may suffer, and our revenue and profitability could be adversely affected.

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

Design and quality problems with our products could damage our reputation and adversely affect our business.

We have experienced, and in the future may experience, reliability, quality, or compatibility problems in products after their production and sale to customers. Product design and quality problems and any associated product recalls could result in damage to our reputation, loss of customers, a decrease in revenue, litigation, unexpected expenses, and a loss of market share. We have invested and will continue to invest in our engineering, design, and quality infrastructure to help reduce these problems; however, there can be no assurance that we can successfully remedy these issues. To the extent we experience significant quality problems in the future, it could have a material adverse effect upon our business, financial condition and results of operations.

Our Intellectual Property and Information Security

Cyber-attacks or other breaches of information technology security could adversely impact our business and operations.

Cyber-attacks or other breaches of network or information technology security may cause equipment failure, disruption to our operations or the loss or theft of sensitive data relating to our Company and our employees, customers, suppliers, and business partners, including intellectual property, proprietary business information, and other sensitive material. Such attacks, which include the use of malware, encryption, computer viruses and other means for disruption or unauthorized access, on companies have increased in frequency, scope and potential harm in recent years. We take preventive actions to reduce the risk of cyber incidents and protect our information technology and networks, including the data that is maintained within them. However, such preventative actions may be insufficient to repel a cyber-attack or other network breach in the future. Furthermore, because the techniques used to carry out cyber-attacks change frequently and in many instances are not recognized until after they are used against a target, we may be unable to anticipate these changes or implement adequate preventative measures. Moreover, we utilize third-party vendors that provide information technology services for various areas, including human resources functions (e.g., payroll). While we generally require these vendors to monitor and protect their information technology systems against cyber-attacks and other breaches, their efforts may not be effective. To the extent that any cyber-attack or other security breach of one of our vendors’ systems causes a disruption in its operations or results in a loss or damage to our data, loss or theft of our intellectual property, or unauthorized disclosure of confidential information, including information regarding our customers and the ultimate purchasers of our products, it could disrupt our operations or cause significant damage to our reputation, affect our relationship with our customers, suppliers and employees, and lead to claims against us and ultimately harm our business. Moreover, intruders that gain access to our intellectual property and trade secrets may attempt to use that information to harm our business, by developing competing or counterfeit products. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. Any such cyber-attacks and loss or theft of our intellectual property or unauthorized disclosure of confidential information could have a material adverse effect upon our business, financial condition and results of operations.

We are dependent, in part, on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.

Our business is dependent, in part, on our ability to innovate, and, as a result, we are reliant on our intellectual property. We generally protect our intellectual property through patents, trademarks, trade secrets, confidentiality and nondisclosure agreements and other measures to the extent our budget permits. There can be no assurance that patents will be issued from pending applications that we have filed or that our patents will be sufficient to protect our key technology from misappropriation or falling into the public domain, nor can assurances be made that any of our patents, patent applications, trademarks or our other intellectual property or proprietary rights will not be challenged, invalidated or circumvented. In addition, the level of protection of our proprietary technology varies by country and may be particularly uncertain in countries that do not have well developed judicial systems or laws that adequately protect intellectual property rights. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may prevent us from marketing and selling a product in a particular geographic area. Financial considerations also preclude us from seeking patent protection in every country where infringement litigation could arise. Our inability to predict our intellectual property requirements in all geographies and affordability constraints also impact our intellectual property protection investment decisions. If we are unable to protect our proprietary rights, we may be at a disadvantage to others who do not incur the substantial time and expense we incur to create our products. Preventing unauthorized use or infringement of our intellectual property is inherently difficult. Moreover, it may be difficult or practically impossible to detect theft or unauthorized use of our intellectual property. Any of the foregoing could have a material adverse effect upon our business, financial condition and results of operations.

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

Our brands are an important component of our value proposition and serve to distinguish our products from those of our competitors. We believe that our success depends, in part, on maintaining and enhancing the value of our brands and executing our brand strategies, which are designed to drive end-user demand for our products and make us a valued business partner to our customers through the support of their marketing initiatives. A decline in the reputation of our brands as a result of events, such as deficiencies or defects in the design or manufacture of our products, or from legal proceedings, product recalls or warranty claims resulting from such deficiencies or defects, may harm our reputation, reduce demand for our products and adversely affect our business. Moreover, our business may be adversely affected if we fail to develop adequate branding strategies following acquisitions of companies with their own established brands. In addition to the foregoing, certain of our customer agreements require us to supply them with private-label branded products. To the extent we use our own products to promote the brands of our customers over our own brands, our business may be adversely affected.

Risks Related to Our Capital Structure and Finances

Our business may be negatively impacted by foreign currency fluctuations and our dependence on foreign suppliers.

In fiscal 2021, approximately 74% of our products were purchased from suppliers in a variety of non-U.S. countries, with the largest portion of our overseas purchases being made in China. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the U.S. dollar changes in value relative to those foreign currencies in the future, the prices charged by our suppliers under new purchase orders may change in equivalent U.S. dollars. For example, the Chinese yuan to U.S. dollar exchange rate has fluctuated over the past several years. Any future changes in the value of the Chinese yuan relative to the U.S. dollar may result in a change in the cost of products that we purchase from China in the future.

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
•

political instability, military conflict or terrorism involving the United States or any of the countries where our products are manufactured or sold, which could cause labor shortages, a delay in transportation or an increase in costs of transportation, labor, raw materials or finished product or otherwise disrupt our business operations; and

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

We regularly extend credit to our customers. A significant percentage of our accounts receivable have been, and are expected to continue to be, concentrated among a relatively small number of automotive retailers and automotive parts distributors in the United States. Our four largest customers accounted for 71% of total accounts receivable as of December 25, 2021 and 82% of total accounts receivable as of December 26, 2020. In the ordinary course of business, management monitors, among other things, credit terms and credit limits for these and other customers. In addition, from time to time, some of our customers request increases in their credit limits. Such requests may pose incremental risks to us, either by increasing the credit limit for a customer and accepting additional financial risk of non-payment or maintaining the credit limit and risking the customer redirecting business to another supplier offering better credit terms. If any of our customers were unable to pay, or if any of those customers redirect their business to other suppliers offering better credit terms, it could have a material adverse effect upon our business, financial condition and results of operations.

Increasing our indebtedness could negatively affect our financial health.

We have a credit agreement with Bank of America, N.A., as administrative agent, which provides for a $600 million revolving credit facility. As of December 25, 2021, there was $239.4 million in outstanding borrowings under the credit agreement and two outstanding letters of credit for $0.8 million in the aggregate.

Borrowings under our credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and, as a result, our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

Furthermore, our outstanding indebtedness and any additional indebtedness we incur may have negative consequences on our business, including, among others: requiring us to use cash to pay the principal of and interest on our indebtedness, thereby reducing the amount of cash available for other purposes; limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions, stock repurchases, and general corporate or other purposes; and limiting our flexibility in planning for, or reacting to, changes in our business, industries or the market.

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to economic and political conditions, industry cycles and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations to service our indebtedness, we may be required to, among other things: refinance or restructure all or a portion of our indebtedness; reduce or delay planned capital or operating expenditures; reduce, suspend or eliminate our stock repurchase program; or sell selected assets. Such measures might not be sufficient to enable us to service our indebtedness. In addition, any such refinancing, restructuring or sale of assets might not be available on economically favorable terms or at all, and if prevailing interest rates at the time of any such refinancing or restructuring are higher than our current rates, interest expense related to such refinancing or restructuring would increase. The occurrence of any of such events could have a material adverse effect upon our business, financial condition, results of operations.

Our credit agreement contains covenants that will restrict our operational flexibility. If we cannot comply with these covenants, we may be in default under our credit agreement.

Our credit agreement contains affirmative and negative covenants, including with regard to requirements that we maintain specified financial ratios, which limit and restrict our operations and may hamper our ability to engage in activities that may be in our long-term best interests. Events beyond our control could affect our ability to meet these and other covenants under the credit agreement. Moreover, our credit agreement is guaranteed by our material domestic subsidiaries and is supported by a security interest in substantially all of our and their personal property and assets, subject to certain exceptions.

Our failure to comply with our covenants and other obligations under the credit agreement may result in an event of default thereunder. A default, if not cured or waived, may permit acceleration of our indebtedness and provide our lenders with the ability to foreclose on the collateral securing their loans. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay down the indebtedness (together with accrued interest and fees), or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have a material adverse effect upon our business, financial condition and results of operations.

We are exposed to risks related to accounts receivable sales agreements.

We have entered into several customer sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions without recourse. These agreements permit us to recover on our accounts receivable sooner than if they were not in place and help reduce the risk of non-payment by customers. Certain of our customers, however, do not offer the ability to participate in such sponsored programs. If we do not enter into these agreements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures in collecting trade accounts receivables. In addition, if any of the financial institutions with which we have these agreements experiences financial difficulties or otherwise modifies or terminates these agreements, we may experience material and adverse economic losses due to the loss of such arrangements and the impact of such loss on our liquidity. The modification, termination or other loss of these arrangements could have a material and adverse effect upon our financial condition, results of operations and cash flows. The utility of these arrangements also depends upon LIBOR, as it is a component of the discount rate applicable to each arrangement. If LIBOR increases such that the cost of these arrangements becomes more than the cost of servicing our receivables with existing debt, we may not be able to rely on such arrangements, which could have a material adverse effect upon our business, financial condition and results of operations.

The phaseout of the London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with a different reference rate, may have an adverse effect on our business.

The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that, after specified dates, LIBOR settings will cease to be provided by any administrator or will no longer be representative of the underlying market and economic reality that such settings are intended to measure. Accordingly, many existing LIBOR obligations will transition to another benchmark after June 30, 2023. Regulators have also stated that, for certain purposes, market participants should transition away from U.S. dollar LIBOR sooner.

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

As of February 17, 2022, Steven L. Berman, our Executive Chairman, and his family members beneficially owned approximately 17% of the Company’s outstanding common stock. As such, Mr. Berman and his family members can influence matters requiring approval of shareholders, including the election of the Board of Directors and the approval of significant transactions. Such concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock. Moreover, sales of substantial amounts of the shares beneficially owned by Mr. Berman and his family members, including shares held in family trusts and foundations, or the perception that such sales could occur, may lower the prevailing market price of our common stock.

General Risk Factors

Unfavorable economic conditions may adversely affect our business.

Adverse changes in economic conditions, including inflation, recession, increases in fuel prices, decreased transportation capacity, tariffs, labor shortages and unemployment levels, availability of consumer credit, taxation or instability in the financial markets or credit markets may either lower demand for our products or increase our operational costs, or both. Such conditions may also materially impact our customers, suppliers and other parties with whom we do business. Our revenue will be adversely affected if demand for our products declines. The impact of unfavorable economic conditions may also impair the ability of our customers to pay for products they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivables may increase and failure to collect a significant portion of amounts due on those receivables could have a material adverse effect upon our business, financial condition and results of operations.

Our operations, revenues and operating results, and the operations of our third-party manufacturers, suppliers, warehouse and distribution providers, and customers, may be subject to quarter over quarter fluctuations and disruptions from events beyond our or their control.

Our operations, revenues and operating results, as well as the operations of our third-party manufacturers, suppliers, warehouse and distribution providers, and customers, may be subject to quarter over quarter fluctuations and disruptions from a variety of causes outside of our or their control, including work stoppages, market volatility, fuel and transportation prices, acts of war, terrorism, cyber incidents, pandemics, power outages, fire, earthquake, flooding, changes in weather patterns, weather or seasonal fluctuations or other climate-based changes, including hurricanes or tornadoes, or other natural disasters. If a major disruption were to occur at our operations or the operations of our third-party manufacturers, suppliers, warehouse and distribution providers, or customers, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations. In addition, such events could result in our inability to fill orders on a timely basis or at all and result in penalties owed to our customers and the loss of net sales. Any of the foregoing could have a material adverse effect upon our business, financial condition and results of operations.

We rely extensively on computer systems to manage inventory, process transactions and timely provide products to our customers. These systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches, cyber-attacks or other catastrophic events. If these systems are damaged or fail to function properly, we may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions. Such a disruption to these systems could negatively impact revenue and could have a material adverse effect upon our business, financial condition and results of operations.

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

Our future success depends upon the continued contributions of our executive officers and senior management, many of whom have numerous years of experience and would be extremely difficult to replace. We must also attract and retain experienced and highly skilled engineering, sales and marketing, finance, logistics, information technology and operations personnel. Although we periodically conduct compensation benchmarking and surveys, competition for qualified personnel is often intense, our compensation programs may not be adequately designed, and we may not be successful in hiring and retaining these people. In addition, we have seen increased demand and competition for qualified workers in our manufacturing and distribution centers, where we have experienced labor shortages resulting from COVID-19 and other economic factors. To the extent such increase in demand or competitive conditions drives higher wages for those roles, our ability to attract talent and maintain a competitive cost structure may be challenged. If we lose the services of our key employees, cannot attract and retain other qualified personnel or cannot maintain a competitive cost structure as a result of any of the foregoing, it could have a material adverse effect upon our business, financial condition and results of operations.

Our growth may be impacted by acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully.

Our future growth is likely to depend to some degree on our ability to acquire and successfully integrate new businesses. We may not be able to identify suitable acquisition candidates, complete acquisitions, or integrate acquisitions, such as Dayton Parts, successfully. We may seek additional acquisition opportunities, both to further diversify our businesses and to penetrate or expand important product offerings, geographies or markets. There are no assurances, however, that we will be able to successfully identify suitable candidates, negotiate appropriate terms, obtain financing on acceptable terms, complete proposed acquisitions, successfully integrate acquired businesses, or expand into new geographies or markets. Once acquired, operations may not achieve anticipated levels of revenues or profitability. Acquisitions involve risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there are no assurances that we will properly ascertain all such risks. Difficulties encountered with acquisitions could have a material adverse effect upon our business, financial condition and results of operations.

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

Our products are subject to import and export controls in jurisdictions in which we distribute or sell our products. Import and export controls and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities.

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

ITEM 1B. Unresolved Staff Comments.

None

ITEM 2. Properties.

Facilities

As of December 25, 2021, we had 28 warehouse and office facilities located throughout the United States, Canada, China, Taiwan and India. Five of these facilities are owned and the remainder are leased. Our principal facilities are as follows:

Location	Description	Size		Ownership
Portland, TN	Warehouse and office	997,310	sq. ft.	Leased
Warsaw, KY	Warehouse and office	710,500	sq. ft.	Owned
Colmar, PA	Corporate headquarters Warehouse and office	342,000	sq. ft.	Leased	(1)
Shiremanstown, PA	Warehouse and office	318,872	sq. ft.	Leased
Durant, OK	Warehouse and office	208,000	sq. ft.	Owned
Lewisberry, PA	Warehouse and office	170,500	sq. ft.	Leased	(2)
Florence, KY	Warehouse	101,250	sq. ft.	Leased
Harrisburg, PA	Manufacturing Facility	101,132	sq. ft.	Owned
Lewisville, TX	Warehouse and office	101,029	sq. ft.	Leased
Franklin, KY	Warehouse	100,000	sq. ft.	Leased
Louisiana, MO	Warehouse and office	90,000	sq. ft.	Owned
Las Vegas, NV	Warehouse and office	89,728	sq. ft.	Leased
Reno, NV	Warehouse and office	54,354	sq. ft.	Leased
Kankakee, IL	Manufacturing Facility	53,574	sq. ft.	Owned
Sanford, NC	Warehouse and office	52,000	sq. ft.	Leased
Edmonton, AB	Warehouse and office	48,400	sq. ft.	Leased
St-Leonard, QC	Warehouse	47,747	sq. ft.	Leased
Mississauga, ON	Warehouse and office	43,524	sq. ft.	Leased
Virginia Beach, VA	Warehouse and office	20,000	sq. ft.	Leased
Surrey, BC	Manufacturing Facility	19,201	sq. ft.	Leased
Shanghai, China	Office	16,000	sq. ft.	Leased
Springfield, MO	Warehouse and office	10,000	sq. ft.	Leased
Magnolia, TX	Warehouse and office	9,600	sq. ft.	Leased
(1)

We lease the Colmar facility from a partnership of which our Executive Chairman, Steven L. Berman, and certain of his family members are owners. Under this lease agreement, we paid rent of $4.87 per square foot ($1.7 million per year) in fiscal 2021. The rent payment will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. This lease was renewed during November 2016, effective as of January 1, 2018, and will expire on December 31, 2022.

(2)

We lease one of our two Lewisberry facilities (consisting of approximately 142,500 square feet) from a limited liability company of which our Executive Chairman, Steven L. Berman, and certain of his family members are owners. Under this lease agreement, we paid rent of $4.68 per square foot ($0.7 million per year) in fiscal 2021. The rent payable will be increased by 3% on July 1st of each year. This lease commenced in September 2020 and will expire on December 31, 2027.

ITEM 3. Legal Proceedings.

The information set forth under the heading “Other Contingencies” appearing in Note 10. “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements contained in PART IV, ITEM 15 of this report is incorporated herein by reference.

ITEM 4. Mine Safety Disclosures.

Not Applicable

ITEM 4.1. Information about Our Executive Officers.

The following table sets forth certain information with respect to our executive officers as of February 22, 2022:

Name	Age	Position with the Company
Steven L. Berman	62	Executive Chairman
Kevin M. Olsen	50	President and Chief Executive Officer
Joseph P. Braun	47	Senior Vice President, General Counsel and Secretary
Jeffrey L. Darby	54	Senior Vice President, Sales and Marketing
David M. Hession	53	Senior Vice President, Chief Financial Officer and Treasurer
Michael B. Kealey	47	Executive Vice President, Commercial

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

Jeffrey L. Darby joined the Company in November 1998 as a National Account Manager. He became Senior Vice President, Sales and Marketing in February 2011. He previously held the positions of Group Vice President from 2008 to 2010 and Vice President of Sales – Traditional and Key Accounts from 2006 to 2008. Prior to joining the Company, Mr. Darby worked for Federal Mogul Corporation/Moog

Automotive, an automotive parts supplier, beginning in 1990 and held positions in sales and marketing management.

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

PART II

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock are traded publicly on the NASDAQ Global Select Market under the ticker symbol “DORM”. At February 17, 2022, there were 210 holders of record of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of dividends in the future will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, provisions of our existing credit agreement and other factors that our board of directors deems relevant.

For the information regarding our equity compensation plans, see PART III ITEM 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”

Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return for our common stock with the cumulative total shareholder return for the NASDAQ US Benchmark Auto Parts TR index and the NASDAQ Composite Market Index for the period from December 31, 2016 to December 25, 2021. The NASDAQ US Benchmark Auto Parts TR index replaces the Morningstar Auto Parts Index used previously by the Company in this analysis, as Morningstar has changed its methodology for its index.

The NASDAQ US Benchmark Auto Parts TR index is comprised of 27 public companies and the information was furnished by Zacks Investment Research, Inc. The graph assumes $100 invested on December 31, 2016 in our common stock and each of the indices, and that dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies. The Morningstar Auto Parts Index is comprised of 140 public companies and the information was furnished by Morningstar, Inc.

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

Stock Repurchases

During the three months ended December 25, 2021, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
September 26, 2021 through October 23, 2021 (1)	34,661	$98.20	32,000	$149,849,852
October 24, 2021 through November 20, 2021 (2)	21,945	$107.45	19,471	$147,745,660
November 21, 2021 through December 25, 2021 (3)	25,586	$111.04	19,650	$145,566,100
Total	82,192		71,121	$145,566,100

(1)

Includes 121 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock awards (“RSAs”) during the period. The RSAs were granted to participants in prior periods pursuant to our 2008 Stock Option and Stock Incentive Plan (the “2008 Plan”). Also includes 2,540 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 12, Capital Stock, to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K “401(k) Plan”).

(2)

Includes 148 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of RSAs during the period. The RSAs were granted to participants in prior periods pursuant to our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan”). Also includes 2,326 shares purchased from the 401(k) Plan.

(3)

Includes 3,918 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of RSAs during the period. The RSAs were granted to participants in prior periods pursuant to the 2008 Plan and 2018 Plan. Also includes 2,018 shares purchased from the 401(k) Plan.

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

ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in PART II, ITEM 8 of this Annual Report on Form 10-K. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve significant risks and uncertainties. See the “Statement Regarding Forward-Looking Statements” above and PART I, ITEM 1A, “Risk Factors” in this Annual Report on Form 10-K for additional information regarding forward-looking statements and the factors that could cause actual results to differ materially from those anticipated in the forward-looking statements. In ITEM 7, we discuss fiscal 2021 and 2020 results and comparisons of fiscal 2021 results to fiscal 2020 results. Discussions of fiscal 2019 results and comparisons of fiscal 2020 results to fiscal 2019 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in PART II, ITEM 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2020.

Overview

We are one of the leading suppliers of replacement parts and fasteners for passenger cars and light-, medium-, and heavy-duty trucks in the automotive aftermarket industry. As of December 25, 2021, we marketed approximately 118,000 distinct parts compared to approximately 81,000 as of December 26, 2020, many of which we designed and engineered. This number excludes private label stock keeping units and other variations in how we market, package and distribute our products, includes distinct parts of acquired companies and reflects distinct parts that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We are one of the leading aftermarket suppliers of OE “dealer exclusive” parts. OE “dealer exclusive” parts are those parts that were traditionally available to consumers only from OE manufacturers or salvage yards. These parts include, among other parts, leaf springs, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers, and complex electronics modules.

We generate the majority of our net sales from customers in the North American automotive aftermarket industry, primarily in the United States. Our products are sold primarily through automotive aftermarket retailers, including through their on-line platforms; national, regional and local warehouse distributors and specialty markets; and salvage yards. We also distribute automotive aftermarket parts outside the United States, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East and Australia.

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

We operate on a 52-53-week period ended on the last Saturday of the calendar year. The fiscal years ended December 25, 2021 (“fiscal 2021”), December 26, 2020 (“fiscal 2020”) and December 28, 2019 (“fiscal 2019”) were 52-week periods.

Business Performance Summary

Net sales increased 23% to $1,345.2 million in fiscal 2021 from $1,092.7 million in fiscal 2020, while net income increased 23% to $131.5 million in fiscal 2021 from $106.9 million in fiscal 2020. Additionally, in fiscal 2021 we generated cash flows from operations of $100.3 million and repurchased 605,628 common shares under our share repurchase program for $61.6 million.

Impacts of COVID-19

In late March 2020, we began experiencing softening customer demand as a result of government-imposed restrictions designed to slow the spread of COVID-19. While customer orders dropped significantly early in the second quarter of 2020 due to government-imposed restrictions, we saw a rapid recovery as the second quarter progressed with June orders up above June 2019 levels.

While COVID-19 did not adversely affect demand for our products for the year ended December 25, 2021, during the period we did experience pandemic-related pressures in the global supply network that caused logistical issues, including higher freight costs, supplier lead time delays of products, and inflation with respect to materials and labor costs, which impacted our results. We currently expect those pressures to continue to exist into fiscal 2022. As countries continue to combat COVID-19, and as government-imposed regulations regarding, among other things, COVID-19 testing, vaccine mandates and related workplace restrictions change around the world, there is still a risk that the pandemic may impact the overall demand environment as well as our ability to maintain staffing at our facilities, to source parts and other materials to meet demand levels, to maintain inventory levels and to fulfill contractual requirements. We will continue to closely monitor updates regarding the spread of COVID-19 and its variants, the distribution of vaccines developed to combat COVID-19, and applicable vaccine mandates, and we will adjust our operations according to guidelines from local, state and federal officials. In light of the foregoing, we may take actions that alter our business operations or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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

In fiscal 2021, we introduced 4,315 new distinct parts to our customers and end-users, including 990 “New-to-the-Aftermarket” parts. Please see ITEM 1, “Business – Product Development” for a year-over-year comparison of new product introductions.

One area of focus has been our complex electronics program, which capitalizes on the growing number of electronic components being utilized on today’s OE platforms. New vehicles contain an average of approximately 35 electronic modules, with some high-end luxury vehicles containing over 100 modules. Our complex electronics products are designed and developed in-house and tested to help ensure consistent performance, and our product portfolio is focused on further developing our leadership position in the category.

Another area of focus has been on Dorman® HD Solutions™, a line of products we market for the medium- and heavy-duty truck sector of the automotive aftermarket industry. We believe that this sector provides many of the same opportunities for growth that the passenger car and light truck sector of the automotive aftermarket industry has provided us. Through Dorman® HD Solutions™, we specialize in what formerly were “dealer exclusive” parts similar to how we have approached the passenger car and light-duty truck sector. During fiscal 2021, we introduced 87 distinct parts in this product line. We expect to continue to invest in the medium- and heavy-duty product category, as evidenced by our acquisition of Dayton Parts in fiscal 2021.

Acquisitions

Our growth is also impacted by acquisitions. For example, on August 10, 2021, we acquired Dayton Parts, a manufacturer of chassis and other parts designed to serve the heavy-duty vehicle sector of the aftermarket. See Note 2, Business Acquisitions and Investments under Notes to Consolidated Financial Statements for additional information. We may acquire businesses in the future to supplement our financial growth, increase our customer base, add to our distribution capabilities or enhance our product development resources, among other reasons.

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

In addition, we believe that vehicle owners generally are operating their current vehicles longer than they did several years ago, performing necessary repairs and maintenance to keep those vehicles well maintained. We believe this trend has resulted in an increase in VIO. According to data published by Polk, a division of IHS Automotive, the average age of VIO increased to 12.2 years as of October 2021 from 12.0 years as of October 2020 despite increasing new car sales. Additionally, while the number of VIO in the United States increased 4% in 2021 to 291.9 million from 279.8 million in 2020, the number of VIO that are 11 years old or older decreased from 60% in 2020 to 57% in 2021.

Miles Driven

The number of miles driven is another important statistic that impacts our business. According the U.S. Department of Transportation, the number of miles driven through October 2021 increased 11.2% year over year. Generally, as vehicles are driven more miles, the more likely it is that parts will fail and there will be increased demand for replacement parts, including our parts.

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

Discounts, Allowances, and Incentives

We offer a variety of customer discounts, rebates, defective and slow-moving product returns and other incentives. We may offer cash discounts for paying invoices in accordance with the specified discount terms of the invoice. In addition, we may offer pricing discounts based on volume purchased from us or other pricing discounts related to programs under a customer’s agreement. These discounts can be in the form of “off-invoice” discounts and are immediately deducted from sales at the time of sale. For those customers that choose to receive a payment on a quarterly or annual basis instead of “off-invoice,” we accrue for such payments as the related sales are made and reduce sales accordingly. Finally, rebates and discounts are provided to customers to support promotional activities such as advertising and sales force allowances.

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

New Customer Acquisition Costs

New customer acquisition costs refer to arrangements under which we incur change-over costs to induce a customer to switch from a competitor’s brand. Change-over costs include the costs related to removing the new customer’s inventory and replacing it with our inventory, which is commonly referred to as a stock lift. New customer acquisition costs are recorded as a reduction to revenue when incurred.

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

Impact of Labor Market and Inflationary Costs

We have experienced broad-based inflationary impacts during the year ended December 25, 2021, due primarily to global transportation and logistics constraints, which have resulted in significantly higher transportation costs; tariffs; material costs; and wage inflation from an increasingly competitive labor market. We expect increased freight, higher labor costs and material inflation costs to continue to negatively impact our results through fiscal 2022. We attempt to offset inflationary pressures with cost saving initiatives, price increases to customers and the use of alternative suppliers. Although we have implemented pass-through price increases to offset inflationary cost impacts, the price increases have often been implemented after we have experienced higher costs resulting in a lag effect to the full recovery of these costs. Furthermore, pricing increases that we implemented to pass through the increased costs had no added profit dollars and consequently resulted in lower gross and operating margin percentages. There can be no assurance that we will be successful in implementing pricing increases in the future to recover increased inflationary costs.

Impact of Tariffs

In the third quarter of 2018, the Office of the United States Trade Representative (USTR) began imposing additional tariffs on products imported from China, including many of our products, ranging from 7.5% to 25%. The tariffs enacted to date increase the cost of many of the products that are manufactured for us in China. We have taken several actions to mitigate the impact of the tariffs including, but not limited to, price increases to our customers and cost concessions from our suppliers. We expect to continue mitigating the impact of tariffs primarily through selling price increases to offset the higher tariffs incurred. Tariffs are not expected to have a material impact on our net income but are expected to increase net sales and lower our gross and operating profit margins to the extent that these additional costs are passed through to customers.

In January 2020, the USTR granted temporary tariff relief for certain categories of products being imported from China. The tariff relief granted by the USTR expired on most categories of products being imported from China at the end of 2020. However, the USTR has publicly stated that it is considering reinstating temporary tariff relief on a subset of the previously exempt categories of products imported from China after October 12, 2021 following its review of public comments submitted to the USTR prior to December 1, 2021. As of the date of this filing, the USTR has not reinstated exemptions from tariffs on the subset of previously exempt categories of products imported from China. We expect that we will reverse tariff-related price increases previously passed along to our customers and cost concessions previously received from our suppliers as tariffs are reduced or tariff relief is granted.

Results of Operations

The following table sets forth, for the periods indicated, the dollar value and percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	For the Fiscal Year Ended
(in thousands, except percentage data)	December 25, 2021		December 26, 2020
Net sales	$1,345,249	100.0%	$1,092,748	100.0%
Cost of goods sold	882,333	65.6%	709,632	64.9%
Gross profit	462,916	34.4%	383,116	35.1%
Selling, general and administrative expenses	291,365	21.7%	249,743	22.9%
Income from operations	171,551	12.8%	133,373	12.2%
Interest expense, net	2,162	0.2%	599	0.1%
Other income, net	(377)	0.0%	(2,962)	-0.3%
Income before income taxes	169,766	12.6%	135,736	12.4%
Provision for income taxes	38,234	2.8%	28,866	2.6%
Net income	$131,532	9.8%	$106,870	9.8%

* Percentage of sales information may not add due to rounding

Fiscal Year Ended December 25, 2021 Compared to Fiscal Year Ended December 26, 2020

Net sales increased 23% to $1,345.2 million in fiscal 2021 from $1,092.7 million in fiscal 2020. The increase in net sales reflected the addition of Dayton Parts as well as robust customer demand across all our product channels. Year-over-year net sales growth excluding Dayton Parts for fiscal 2021 was 16%. The absence of the government imposed shut-downs that negatively impacted fiscal 2020 was also a significant contributor to the year-over-year growth.

Gross profit margin was 34.4% of net sales in fiscal 2021 compared to 35.1% of net sales in fiscal 2020. Gross margin contraction was driven by broad-based inflationary impacts due to global transportation and logistics constraints and higher costs from fair value adjustments to inventory recorded in connection with the Dayton Parts acquisition in fiscal 2021. These factors were partially offset by cost saving initiatives and price increases. Additionally, we benefitted from the absence of out-of-pocket costs incurred due to the COVID-19 pandemic in fiscal 2020.

Selling, general and administrative expenses were $291.4 million, or 21.7% of net sales, in fiscal 2021 compared to $249.7 million, or 22.9% of net sales, in fiscal 2020. The decrease in SG&A as a percentage of net sales was due to the operating leverage from the $252.5 million increase in net sales in fiscal 2021 as compared to fiscal 2020. Additionally, we saw benefits in SG&A as a percentage of net sales from the absence of out-of-pocket costs related to the COVID-19 pandemic incurred in fiscal 2020. These benefits were partially offset by wage and benefits inflation and costs related to the completion of the Dayton Parts acquisition and subsequent integration activities in fiscal 2021.

Our effective tax rate increased to 22.5% in fiscal 2021 from 21.3% in fiscal 2020. The higher effective tax rate for fiscal 2021 was the result of higher state tax expense and nondeductible transaction costs related to the Dayton Parts acquisition. The lower fiscal 2020 effective tax rate was the result of a nontaxable book gain and the write-off of a deferred tax liability in connection with our acquisition of the controlling interest in Power Train Industries, Inc. (“PTI”) in January 2020, and a foreign tax credit carry-back claim.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by certain customers. Cash and cash equivalents at December 25, 2021 decreased to $58.8 million from $155.6 million at December 26, 2020. Working capital was $411.5 million at December 25, 2021 compared to $600.3 million at December 26, 2020. Shareholders’ equity was $932.7 million at December 25, 2021 and $853.6 million at December 26, 2020. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, the outcome of contingencies or other factors. See Note 10, “Commitments and Contingencies”, in the accompanying consolidated financial statements for additional information regarding commitments and contingencies that may affect our liquidity.

Tariffs

Tariffs increase our uses of cash since we pay for the tariffs upon the arrival of our goods in the United States but collect the cash on any passthrough price increases from our customers on a delayed basis according to the payment terms negotiated with our customers.

Payment Terms and Accounts Receivable Sales Programs

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash flows. We participate in accounts receivable sales programs with several customers that allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash than if we collected those accounts receivable ourselves in due course. Moreover, to the extent that any of these accounts receivable sales programs bear interest rates tied to the London Inter-Bank Offered Rate (“LIBOR”), as LIBOR rates increase our cost to sell our receivables also increases. See ITEM 7A, “Quantitative and Qualitative Disclosures about Market Risk” for more information. During fiscal 2021 and fiscal 2020, we sold approximately $935.8 million and $740.0 million, respectively, under these programs. If receivables had not been sold, $598.8 million and $505.1 million of additional receivables would have been outstanding at December 25, 2021 and December 26, 2020, respectively, based on standard payment terms. We had capacity to sell more accounts receivable under these programs if the needs of the business warranted. Further extensions of customer payment terms would result in additional uses of cash flow or increased costs associated with the sales of accounts receivable.

Credit Agreement

On August 10, 2021, in connection with the acquisition of Dayton Parts, we entered into a new credit agreement that provides for a $600 million revolving credit facility, including a letter of credit sub-facility of up to $60 million (the “New Facility”). The New Facility replaced our previous $100 million revolving credit facility. The New Facility matures on August 10, 2026, is guaranteed by the Company’s material domestic subsidiaries (together with the Company, the “Credit Parties”) and is supported by a security interest in substantially all of the Credit Parties’ personal property and assets, subject to certain exceptions.

Borrowings under the New Facility bear interest at a rate per annum equal to, at the Company’s option, either a LIBOR rate (subject to a 0.00% floor) or a base rate, in each case plus an applicable margin of, initially (i) in the case of LIBOR rate, 1.250% or (ii) in the case of base rate loans, 0.250%. The applicable margin for (i) base rate loans ranges from 0.000% to 1.000% per annum and (ii) for LIBOR loans ranges from 1.000% to 2.000% per annum, in each case, based on the Total Net Leverage Ratio (as defined in the New Facility). The interest rate at December 25, 2021 was LIBOR plus 125 basis points (1.35%). The commitment fee is initially equal to 0.150% and thereafter ranges from 0.125% to 0.250% based on the Total Net Leverage Ratio.

The New Facility contains affirmative and negative covenants, including, but not limited to, covenants regarding capital expenditures, share repurchases, and financial covenants related to the ratio of consolidated interest expense to consolidated EBITDA and the ratio of total net indebtedness to consolidated EBITDA, each as defined by the New Facility.

As of December 25, 2021, we were not in default with respect to the credit agreement. As of December 25, 2021, there was $239.4 million in outstanding borrowings under the New Facility and two outstanding letters of credit for $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of outstanding borrowings and letters of credit, we had $359.8 million available under the New Facility at December 25, 2021.

Cash Flows

Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	For the Fiscal Year Ended
(in thousands)	December 25, 2021	December 26, 2020
Cash provided by operating activities	$100,338	$151,966
Cash used in investing activities	(365,323)	(30,258)
Cash provided by (used in) financing activities	168,235	(34,485)
Effect of foreign exchange on cash and cash equivalents	(44)	—
Net (decrease) increase in cash and cash equivalents	$(96,794)	$87,223

 During fiscal 2021, cash provided by operating activities was $100.3 million compared to $152.0 million during fiscal 2020. The $51.7 million decrease was driven by higher inventory purchases in the current year to maintain customer fill rates and meet continued strong demand, partially offset by higher proceeds from accounts receivable due to higher sales of accounts receivable during the year.

Investing activities used $365.3 million and $30.3 million of cash in fiscal 2021 and 2020, respectively.

•

Capital spending in fiscal 2021 primarily consisted of $5.0 million in tooling associated with new products, $5.7 million in enhancements and upgrades to our information systems and infrastructure, scheduled equipment replacements, certain facility improvements and other capital projects.

•

Capital spending in fiscal 2020 primarily consisted of $5.6 million in tooling associated with new products, $5.9 million in enhancements and upgrades to our information systems and infrastructure, scheduled equipment replacements, certain facility improvements and other capital projects.

•

During fiscal 2021, we used $345.5 million to acquire Dayton Parts, net of cash acquired, and during fiscal 2020, we used $14.8 million to acquire the remaining 60% of the outstanding equity of PTI, net of cash acquired.

Financing activities provided cash of $168.2 million in fiscal 2021 and used cash of $34.5 million in fiscal 2020.

•

During fiscal 2021, we borrowed $252.4 million under the New Facility to help fund the acquisition of Dayton Parts in August 2021, and subsequently repaid $13.0 million of that borrowing during fiscal 2021. Additionally, during fiscal 2021, we paid $61.5 million to repurchase 604,628 common shares under our share repurchase plan.

•	In fiscal 2020, we paid $36.8 million to repurchase 439,275 common shares under the program.
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

We may issue stand-by letters of credit under our credit agreement. Letters of credit totaling $0.8 million were outstanding at both December 25, 2021 and December 26, 2020. Those letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Each of the outstanding letters of credit has a one-year term from the date of issuance.

We do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, revenues, expenses, cash flows, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions

We have two non-cancelable operating leases for operating facilities from companies in which Steven L. Berman, our Executive Chairman, and his family members are owners. Total annual rental payments each year to those companies under the lease arrangements were $2.3 million and $1.8 million in fiscal 2021 and fiscal 2020, respectively.

We are a partner in a joint venture with one of our suppliers and we own a minority interest in two other suppliers. Purchases from these companies, since we acquired our investment interests were $18.9 million in fiscal 2021 and $10.7 million in fiscal 2020.

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

Purchase Accounting. The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with any excess recorded as goodwill. Such fair market value assessments require judgments and estimates which may change over time and may cause the final amounts to differ materially from original estimates. Any adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period which cannot exceed twelve months from the date of acquisition. Refer to Note 2 to the Consolidated Financial Statements for additional information.

New and Recently Adopted Accounting Pronouncements

None noted.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Our market risk is the potential loss arising from adverse changes in interest rates. All our available credit and accounts receivable sales programs bear interest at rates tied to LIBOR or alternative discount rates. Under the terms of our credit agreement, a change in either the lender’s base rate or, LIBOR would affect the rate at which we could borrow funds thereunder. A one percentage point increase in LIBOR or base rate would have increased our interest expense on our variable rate debt under our credit agreement by approximately $1.1 million in fiscal 2021.

Under the terms of our customer sponsored programs to sell accounts receivable, a change in either LIBOR or the discount rates would affect the amount of financing costs we incur, and the amount of cash we receive upon the sales of accounts receivable under these programs. A one percentage point increase in LIBOR or the discount rates on the accounts receivable sales programs would have increased our financing costs by approximately $6.7 million, $5.1 million and $4.4 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

These estimates assume that our variable rate debt balance and the level of sales of accounts receivable remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what actually occurs in the future. See ITEM 1A, “Risk Factors – Risks Related to Our Capital Structure and Finances” for information regarding the risks relating to our indebtedness, our accounts receivable sales agreements and LIBOR.

Historically we have not used, and currently do not intend to use, derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risks, or interest rate risks from the use of derivative instruments. We did not hold any derivative instruments at December 25, 2021.

ITEM 8. Financial Statements and Supplementary Data.

Our financial statement schedule that is filed with this Annual Report on Form 10-K is listed in PART IV –ITEM 15, “Exhibits, Financial Statement Schedules.”

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Dorman Products, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries (the Company) as of December 25, 2021 and December 26, 2020, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 25, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 25, 2021 and December 26, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 25, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrual for customer credits for defective product returns

As disclosed in Notes 1 and 11 to the consolidated financial statements, the Company estimates customer credits for defective product returns and other items. The accrual for customer credits to be issued for defective product returns includes assumptions about the length of time between when a sale occurs and a credit is issued. The provision for customer credits is reflected in the consolidated financial statements as a reduction from gross sales and accruals for customer credits are a portion of accrued customer rebates and returns. At December 25, 2021, accrued customer rebates and returns were $188,080 thousand.

We identified the evaluation of the accrual for customer credits for defective product returns as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s determination of the impact of market conditions on the length of time between when a sale occurs and a credit is issued for defective product returns.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s process to record the accrual for customer credits for defective product returns. This included a control related to the determination of the impact of market conditions on the length of time between when a sale occurs and a credit is issued for defective product returns. We assessed the Company’s accrual for customer credits for defective product returns by evaluating (1) the historical relationship between sales and customer credits for defective product returns (2) the Company’s internal data, (3) certain external market data, and (4) a sample of executed third-party contracts. We inquired of personnel within the Company’s quality control department regarding the impact of current market conditions on the length of time between when a sale occurs and a credit is issued for defective product returns. We analyzed a sample of customer credits issued after year-end and evaluated their effect on the accrual.

Fair value of customer relationships intangible asset

As discussed in Note 2 to the consolidated financial statements, on August 10, 2021, the Company acquired 100% of the equity interests of Dayton Parts (“Dayton”), in a business combination. The Company acquired a customer relationships intangible asset associated with the generation of future income from Dayton’s existing customers. The estimated acquisition-date fair value for the customer relationships intangible asset was approximately $124,100 thousand. The Company used a multiperiod excess earnings valuation methodology to determine the estimated fair value of the customer relationships intangible asset.

We identified the evaluation of the estimated fair value of the customer relationships intangible asset acquired in the Dayton business combination as a critical audit matter. There was a high degree of subjective auditor judgment related to certain assumptions used in the valuation model. These assumptions included the forecasted revenue growth rates, customer attrition rate, and the discount rate applied. In addition, valuation professionals with specialized skill and knowledge were also required to perform sensitivity analyses to assist us in determining the significant assumptions used to value the customer relationships intangible asset, assess certain assumptions, and evaluate evidence obtained.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the development of the above assumptions. We evaluated the amount and timing of forecasted revenue growth rates used by the Company by comparing them to publicly available information for comparable companies, industry reports, and historical results. We involved valuation professionals with specialized skills and knowledge, who assisted in:

• performing sensitivity analyses over the Company’s assumptions used to determine the estimated fair value of the customer relationships intangible asset to assess the impact of changes in those assumptions on the Company’s determination of fair value

• evaluating the expected customer attrition rate used in the determination of fair value, by comparing it to an independently developed attrition rate using historical sales data

• assessing the discount rate used in the determination of fair value, by comparing it to a discount rate that was independently developed using publicly available market data for comparable entities.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Philadelphia, Pennsylvania
February 22, 2022

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended
(in thousands, except per share data)	December 25, 2021	December 26, 2020	December 28, 2019
Net sales	$1,345,249	$1,092,748	$991,329
Cost of goods sold	882,333	709,632	651,504
Gross profit	462,916	383,116	339,825
Selling, general and administrative expenses	291,365	249,743	233,997
Income from operations	171,551	133,373	105,828
Interest expense, net	2,162	599	231
Other income, net	(377)	(2,962)	(210)
Income before income taxes	169,766	135,736	105,807
Provision for income taxes	38,234	28,866	22,045
Net income	$131,532	$106,870	$83,762
Other comprehensive income:
Change in foreign currency translation adjustment	$(1,440)	$—	$—
Comprehensive Income	$130,092	$106,870	$83,762

Earnings per share:
Basic	$4.13	$3.31	$2.57
Diluted	$4.12	$3.30	$2.56
Weighted average shares outstanding:
Basic	31,810	32,280	32,606
Diluted	31,961	32,373	32,688

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 25, 2021	December 26, 2020
Assets
Current assets:
Cash and cash equivalents	$58,782	$155,576
Accounts receivable, less allowance for doubtful accounts of $1,326 and $1,260	472,764	460,878
Inventories	531,988	298,719
Prepaids and other current assets	13,048	7,758
Total current assets	1,076,582	922,931
Property, plant and equipment, net	114,864	91,009
Operating lease right-of-use assets	59,029	39,002
Goodwill	197,332	91,080
Intangible assets, net	178,809	25,207
Deferred tax asset, net	—	12,450
Other assets	46,503	38,982
Total assets	$1,673,119	$1,220,661
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$177,389	$117,878
Accrued compensation	26,636	19,711
Accrued customer rebates and returns	188,080	155,751
Revolving credit facility	239,360	—
Other accrued liabilities	33,583	29,305
Total current liabilities	665,048	322,645
Long-term operating lease liabilities	52,443	37,083
Other long-term liabilities	4,916	3,555
Deferred tax liabilities, net	17,976	3,819
Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 31,607,509 and 32,168,740 shares in 2021 and 2020, respectively	316	322
Additional paid-in capital	77,451	64,085
Retained earnings	856,409	789,152
Accumulated other comprehensive loss	(1,440)	—
Total shareholders' equity	932,736	853,559
Total liabilities and shareholders' equity	$1,673,119	$1,220,661

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional		Accumulated Other
(in thousands, except share data)	Shares Issued	Par Value	Paid-In Capital	Retained Earnings	Comprehensive Loss	Total
Balance at December 29, 2018	33,004,861	$330	$47,861	$679,432	$—	$727,623
Exercise of stock options	14,227	—	123	—	—	123
Compensation expense under Incentive Stock Plan	—	—	3,077	—	—	3,077
Purchase and cancellation of common stock	(521,944)	(5)	(939)	(40,395)	—	(41,339)
Issuance of non-vested stock, net of cancellations	69,826	1	1,376	—	—	1,377
Other stock related activity, net of tax	(10,707)	—	1,107	(2,146)	—	(1,039)
Net income	—	—	—	83,762	—	83,762
Balance at December 28, 2019	32,556,263	326	52,605	720,653	—	773,584
Exercise of stock options	27,787	—	1,184	—	—	1,184
Compensation expense under Incentive Stock Plan	—	—	7,586	—	—	7,586
Purchase and cancellation of common stock	(462,635)	(5)	(833)	(37,838)	—	(38,676)
Issuance of non-vested stock, net of cancellations	53,572	1	3,462	—	—	3,463
Other stock related activity, net of tax	(6,247)	—	81	(533)	—	(452)
Net income	—	—	—	106,870	—	106,870
Balance at December 26, 2020	32,168,740	322	64,085	789,152	—	853,559
Exercise of stock options	41,700	—	2,455	—	—	2,455
Compensation expense under Incentive Stock Plan	—	—	8,228	—	—	8,228
Purchase and cancellation of common stock	(617,080)	(6)	(1,111)	(61,639)	—	(62,756)
Issuance of non-vested stock, net of cancellations	28,914	—	3,261	—	—	3,261
Other stock related activity, net of tax	(14,765)	—	533	(2,636)	—	(2,103)
Other comprehensive loss	—	—	—	—	(1,440)	(1,440)
Net income	—	—	—	131,532	—	131,532
Balance at December 25, 2021	31,607,509	$316	$77,451	$856,409	$(1,440)	$932,736

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 25, 2021	December 26, 2020	December 28, 2019
Cash Flows from Operating Activities:
Net income	$131,532	$106,870	$83,762
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	35,193	32,307	25,915
Gain on equity method investment	—	(2,498)	—
Provision for doubtful accounts	181	316	39
(Benefit) provision from deferred income taxes	(11,970)	(9,599)	1,058
Provision for stock-based compensation	8,228	7,586	3,077
Payment of contingent consideration	(2,418)	—	—
Changes in assets and liabilities:
Accounts receivable	10,918	(67,369)	8,810
Inventories	(153,823)	(12,334)	(10,956)
Prepaids and other current assets	(2,680)	5,353	(7,659)
Other assets	(5,004)	(3,975)	1,672
Accounts payable	47,000	25,251	(19,079)
Accrued customer rebates and returns	31,275	49,849	9,016
Accrued compensation and other liabilities	11,906	20,209	(349)
Cash provided by operating activities	100,338	151,966	95,306
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(345,483)	(14,808)	—
Property, plant and equipment additions	(19,840)	(15,450)	(29,560)
Cash used in investing activities	(365,323)	(30,258)	(29,560)
Cash Flows from Financing Activities:
Proceeds of revolving credit line	252,360	99,000	—
Payments of revolving credit line	(13,000)	(99,000)	—
Payment of contingent consideration	(7,982)	—	—
Payment of debt issuance costs	(4,215)	—	—
Other stock related activity	1,266	3,007	365
Proceeds from exercise of stock options	2,455	1,184	123
Purchase and cancellation of common stock	(62,649)	(38,676)	(41,339)
Cash provided by (used in) financing activities	168,235	(34,485)	(40,851)
Effect of exchange rate changes on Cash and Cash Equivalents	(44)	—	—
Net (Decrease) Increase in Cash and Cash Equivalents	(96,794)	87,223	24,895
Cash and Cash Equivalents, Beginning of Period	155,576	68,353	43,458
Cash and Cash Equivalents, End of Period	58,782	$155,576	$68,353
Supplemental Cash Flow Information
Cash paid for interest expense	$1,782	$753	$338
Cash paid for income taxes	$46,225	$28,341	$28,923

See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 25, 2021

1. Summary of Significant Accounting Policies

Dorman Products, Inc. ("Dorman", the "Company", “we”, “us”, or “our”) is a supplier of replacement parts and fasteners for passenger cars and light-, medium-, and heavy-duty trucks in the automotive aftermarket industry.

We operate on a 52-53-week period ending on the last Saturday of the calendar year. The fiscal years ended December 25, 2021 (“fiscal 2021”), December 26, 2020 (“fiscal 2020”) and December 28, 2019 (“fiscal 2019”) were each 52-week periods.

Principles of Consolidation. The Consolidated Financial Statements include our accounts and the accounts of our wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. We consider all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

Sales of Accounts Receivable. We have entered into several customer-sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these programs were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. During fiscal 2021, fiscal 2020 and fiscal 2019, we sold $935.8 million, $740.0 million and $676.4 million, respectively, under these programs. Selling, general and administrative expenses include financing costs associated with these accounts receivable sales programs of $11.7 million, $13.2 million and $16.7 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Financing costs are impacted both by interest rates and the timing of when accounts receivable are sold in comparison to the original due dates of those accounts receivable.

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

Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated over the estimated useful lives, which range from 3 to 39 years, using the straight-line method for financial statement reporting purposes and accelerated methods for income tax purposes. The costs of maintenance and repairs are expensed as incurred. Renewals and betterments are capitalized. Gains and losses on disposals are included in operating results.

Estimated useful lives by major asset category are as follows:

Buildings and building improvements	10 to 39 years
Machinery, equipment and tooling	3 to 7 years
Software and computer equipment	3 to 10 years
Furniture, fixtures and leasehold improvements	7 to 39 years

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets. Long-lived assets, including property, plant, and equipment and amortizable identifiable intangibles, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The impairment review is a two-step process. First, recoverability is measured by comparing the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount exceeds the estimated undiscounted future cash flows, the second step of the impairment test is performed, and an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds its fair value. The assets and liabilities of a disposal group classified as held for sale would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. For the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. During fiscal 2021 and fiscal 2020, we assessed the qualitative factors which could affect the fair values of our reporting unit and determined that it was not more likely than not that the fair value of our reporting unit was less than its carrying amount.

Purchase Accounting. The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates which may change over time and may cause the final amounts to differ materially from their original estimates. These adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period which cannot exceed 12 months from the date of acquisition.

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

Long-term core inventory was $20.8 million and $19.6 million as of December 25, 2021 and December 26, 2020, respectively. Long-term core inventory is recorded at the lower of cost or net realizable value. Cost is determined based on actual purchases of core inventory. We believe that the most appropriate classification of core inventory is a long-term asset. According to guidance provided under the Financial Accounting Standards Board Accounting Standards Codification (“ASC”), current assets are defined as “assets or resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” The determination of the long-term classification is based on our view that the value of the cores is not expected to be consumed or realized in cash during our normal annual operating cycle.

We have investments that we account for according to the equity method of accounting. The total book value of these investments was $9.4 million and $8.5 million as of December 25, 2021 and December 26, 2020, respectively. These investments provided us $4.6 million, $1.3 million and $3.2 million of income during fiscal 2021, fiscal 2020, and fiscal 2019, respectively. In January 2020, we acquired the remaining 60% of the outstanding stock of Power Train Industries, Inc. (“PTI”), a privately-held supplier of parts to the automotive aftermarket, based in Reno, Nevada of which we held equity investments with a fair value of $12.3 million. Additionally, we have an investment that we account for according to the cost method of accounting. The carrying book value of this investment was $5.0 million as of both December 25, 2021 and December 26, 2020.

Other Accrued Liabilities. Other accrued liabilities include primarily accrued commissions, accrued income taxes, insurance liabilities, product warranties, and other current liabilities. We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products. Our warranty limits the end-user’s remedy to the repair or replacement of the part that is defective. Product warranty reserves were immaterial as of December 25, 2021 and December 26, 2020 and are based upon experience and forecasts using the best historical and current claim information available. Provisions and payments related to end-user product warranty reserves were not material in fiscal 2021, fiscal 2020 or fiscal 2019.

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

As noted above, Customer Credits include core return deposits which are an estimate of the amount we believe we will refund to our customers when used cores are returned to us. The price we invoice to customers for remanufactured cores contains both the amount we charge to remanufacture the part and a deposit for the core. We charge a core deposit to encourage the customer to return the used core to us so that it can be used in our remanufacturing process. We allow our customers up to twenty-four months to return the used core to us. Core return deposits are reserved based on the expected deposits to be issued to customers based on historical returns.

Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $23.1 million, $20.7 million and $21.0 million have been recorded in selling, general and administrative expenses in the Consolidated Statements of Operations for fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

Stock-Based Compensation. At December 25, 2021 and December 26, 2020, we had awards outstanding under two stock-based employee compensation plans, which are described more fully in Note 12, Capital Stock. We record compensation expense for all awards granted. The value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) issued was based on the fair value of our common stock on the grant date. For performance-based RSAs tied to growth in adjusted pre-tax income, compensation costs related to the stock is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions as of the reporting date. The fair value of performance-based RSUs, for which the performance measure is total shareholder return, is determined using a Monte Carlo simulation model. The fair value of stock options granted is determined using the Black-Scholes option valuation model on the grant date.

Income Taxes. We follow the asset and liability method of accounting for deferred income taxes. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the enacted tax rate expected to be in effect when taxes are paid or recovered.

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

Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines which limit the amount that may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our four largest customers accounted for 71% and 82% of net accounts receivable as of December 25, 2021 and December 26, 2020, respectively. We continually monitor the credit terms and credit limits to these and other customers.

In fiscal 2021 and fiscal 2020, approximately 74% and 77%, respectively, of our products were purchased from suppliers located in a variety of foreign countries, with the largest portion coming from China.

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

2. Business Acquisitions and Investments

DPL Holding Corporation (“Dayton Parts”)

On August 10, 2021, we acquired 100% of the equity interests of Dayton Parts, a manufacturer of chassis and other parts designed to serve the heavy-duty vehicle sector of the aftermarket for a purchase price of $344.9 million in cash (net of $8.8 million of acquired cash), after certain customary post-acquisition purchase price adjustments.

The acquisition was funded by cash on hand as well as through the refinancing of our revolving credit facility discussed further in Note 7.

The transaction was accounted for as a business combination under the acquisition method of accounting. We have allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.

During the year ended December 25, 2021, we recorded measurement and period adjustments of approximately $2.1 million to decrease goodwill, $0.6 million to decrease the purchase price due to customary net working capital adjustments, $0.1 million to increase other current liabilities, and $1.6 million to decrease deferred tax liabilities. Our measurement period adjustments for Dayton Parts were complete as of December 25, 2021.

The table below details the fair values of the assets acquired and the liabilities assumed at the acquisition date, including applicable measurement period adjustments:

(in thousands)
Accounts receivable	$23,216
Inventories	79,625
Prepaids and other current assets	2,302
Property, plant and equipment	29,900
Goodwill	106,816
Identifiable intangible assets	160,400
Operating lease right-of-use assets	21,248
Other assets	848
Accounts payable	(11,970)
Accrued compensation	(2,784)
Other current liabilities	(7,604)
Long-term operating lease liabilities	(18,444)
Deferred tax liabilities	(38,665)
Net cash consideration	$344,888

The estimated valuation of the intangible assets acquired, and related amortization periods are as follows:

(in thousands)	Fair Value	Amortization Period (in years)
Customer relationships	$124,100	20
Product portfolio	25,300	20
Trade names	11,000	10
Total	$160,400

The fair values assigned to intangible assets were estimated by discounting expected cash flows based on the relief from royalty and multi-period excess earnings valuation methodologies. These valuation methods rely on management judgment, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, royalty rates and other factors.

The goodwill recognized is attributable primarily to strategic and synergistic opportunities related to the Company’s and Dayton Parts’ existing automotive aftermarket businesses, the assembled workforce of Dayton Parts and other factors. The goodwill is not expected to be deductible for tax purposes.

The financial results of the acquisition have been included in the consolidated financial statements since the date of acquisition. The net sales and net income of Dayton Parts included in the consolidated financial statements for the fiscal year ended December 25, 2021 were $78.0 million and $0.0 million, respectively.

The unaudited pro forma information for the periods set forth below gives effect to the Dayton Parts acquisition as if it had occurred as of December 28, 2019, the beginning of the fiscal 2020 period.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time.

	For the Year Ended
(in thousands, unaudited)	December 25, 2021	December 26, 2020
Net sales	$1,468,415	$1,260,077
Net income	$147,090	$100,334
Diluted earnings per share	$4.60	$3.10

The fiscal 2021 unaudited pro forma net income set forth above was adjusted to exclude the impact of acquisition date fair value adjustments to inventory, and to also remove acquisition-related transaction costs. The 2020 unaudited pro forma net income was adjusted to include the impact of these items.

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

The financial results of the acquisition have been included in the Consolidated Financial Statements since the date of acquisition.

3. Inventories

Inventories were as follows:

(in thousands)	December 25, 2021	December 26, 2020
Raw materials	$12,746	$—
Bulk product	225,879	136,726
Finished product	287,415	157,484
Packaging materials	5,948	4,509
Total	$531,988	$298,719

4. Property, Plant and Equipment

Property, plant and equipment include the following:

(in thousands)	December 25, 2021	December 26, 2020
Buildings	$58,788	$37,676
Machinery, equipment and tooling	146,999	131,853
Furniture, fixtures and leasehold improvements	7,303	5,468
Software and computer equipment	90,471	84,922
Total	303,561	259,919
Less-accumulated depreciation and amortization	(188,697)	(168,910)
Property, plant and equipment, net	$114,864	$91,009

Depreciation and amortization expenses associated with property, plant, and equipment were $26.3 million, $26.6 million, and $25.4 million in fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

5. Leases

We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of the asset and to obtain substantially all of the economic benefit from its use. We have operating leases for distribution centers, sales offices and certain warehouse and office equipment. Our operating leases have remaining lease terms of 1 to 10 years, many of which include one or more renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year. Some of our operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance or increases in rental costs related to inflation.

Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. The incremental borrowing rate is not commonly quoted and is derived through a combination of inputs including our credit rating and the impact of full collateralization. The incremental borrowing rate is based on our collateralized borrowing capabilities over a similar term of the lease payments. We utilized the consolidated group borrowing rate for all leases as we operate a centralized treasury operation. Operating lease payments are recognized on a straight-line basis over the lease term. We had no material finance leases as of December 25, 2021 or December 26, 2020.

Practical Expedients and Accounting Policy Elections

We have made certain accounting policy elections and are using certain practical expedients permitted under GAAP, as follows:

•	Include both lease and non-lease components as a single lease component, as non-lease components of contracts have not historically been material.
•	Account for leases with terms of one year or less as short-term leases and, as such, are not included in the right-of-use assets or lease liabilities.

As of December 25, 2021 and December 26, 2020 there were no material variable lease costs or sublease income. Cash paid for operating leases was $9.2 million, $7.7 million and $6.0 million during fiscal 2021, fiscal 2020 and fiscal 2019, respectively, which are classified in operating activities on the Consolidated Statements of Cash Flows. The following table summarizes the lease expense:

	For the Year Ended
(in thousands)	December 25, 2021	December 26, 2020	December 28, 2019
Operating lease expense	$9,549	$7,732	$7,362
Short-term lease expense	3,172	3,647	4,547
Total lease expense	$12,721	$11,379	$11,909

Supplemental balance sheet information related to our operating leases is as follows:

(in thousands)	December 25, 2021	December 26, 2020
Operating lease right-of-use assets	$59,029	$39,002

Other accrued liabilities	$10,065	$5,470
Long-term operating lease liabilities	52,443	37,083
Total operating lease liabilities	$62,508	$42,553

Weighted average remaining lease term (years)	7.55	8.94
Weighted average discount rate	3.73%	5.55%

The following table summarizes the maturities of our lease liabilities for all operating leases as of December 25, 2021:

(in thousands)	December 25, 2021
2022	$12,097
2023	10,388
2024	8,933
2025	7,374
2026	7,293
Thereafter	26,867
Total lease payments	72,952
Less: Imputed interest	(10,444)
Present value of lease liabilities	$62,508

In February of 2022, we signed a binding letter of intent for warehouse and distribution services that increases future lease payments for operating leases by a total of approximately $53 million over 12 years.

6. Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)	December 25, 2021	December 26, 2020
Balance at beginning of period	$91,080	$74,458
Goodwill acquired	108,945	16,622
Measurement period adjustments for Dayton acquisition	(2,130)	—
Foreign currency translation	(563)	—
Balance at end of period	$197,332	$91,080

Intangible Assets

Intangible assets, subject to amortization, included the following:

		December 25, 2021			December 26, 2020
Intangible assets subject to amortization	Weighted Average Amortization Period (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(dollars in thousands)
Customer relationships	18.6	$149,150	$12,139	$137,011	$25,050	$7,141	$17,909
Trade names	10.0	17,760	2,592	15,168	6,760	1,585	5,175
Product Portfolio	19.9	25,300	460	24,840	—	—	—
Technology	6.9	2,167	571	1,596	2,167	323	1,844
Other	2.7	430	236	194	430	151	279
Total		$194,807	$15,998	$178,809	$34,407	$9,200	$25,207

Amortization expense associated with intangible assets was $6.5 million, $3.4 million and $2.6 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The estimated future amortization expense for intangible assets as of December 25, 2021, is summarized as follows:

(in thousands)
2022	$11,954
2023	11,954
2024	11,810
2025	11,453
2026	10,418
Thereafter	121,220
Total	$178,809

7. Long-Term Debt

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

Borrowings under the New Facility bear interest at a rate per annum equal to, at the Company’s option, either a LIBOR rate (subject to a 0.00% floor) or a base rate, in each case plus an applicable margin of, initially (i) in the case of LIBOR rate, 1.250% or (ii) in the case of base rate loans, 0.250%. The applicable margin for (i) base rate loans ranges from 0.000% to 1.000% per annum and (ii) for LIBOR loans ranges from 1.000% to 2.000% per annum, in each case, based on the Total Net Leverage Ratio (as defined in the New Facility). The commitment fee is initially equal to 0.150% and thereafter ranges from 0.125% to 0.250% based on the Total Net Leverage Ratio. As of December 25, 2021, the interest rate on the outstanding borrowings under the New Facility was 1.35% and the commitment fee was 0.15%.

The New Facility contains affirmative and negative covenants, including, but not limited to, covenants regarding capital expenditures, share repurchases, and financial covenants related to the ratio of consolidated interest expense to consolidated EBITDA and the ratio of total net indebtedness to consolidated EBITDA, each as defined by the New Facility. As of December 25, 2021, we were not in default with respect to the New Facility.

8. Related Party Transactions

We lease our Colmar, PA facility and a portion of our Lewisberry, PA facility from entities in which Steven L. Berman, our Executive Chairman, and certain of his family members are owners. Each lease is a non-cancelable operating lease. Total rental payments to those entities under these lease arrangements were $2.3 million, $1.8 million, and $1.6 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The lease for our corporate headquarters in Colmar, PA was renewed during November 2016, effective as of January 1, 2018, and will expire on December 31, 2022. The lease for our Lewisberry, PA operating facility was signed in September 2020 and will expire on December 31, 2027.

We are a partner in a joint venture with one of our suppliers and own a minority interest in two other suppliers. Purchases from these companies, and from PTI prior to our full acquisition on January 2, 2020 were $18.9 million, $10.7 million and $23.2 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

9. Income Taxes

The components of the income tax provision (benefit) are as follows:

	For the Year Ended
(in thousands)	December 25, 2021	December 26, 2020	December 28, 2019
Current:
Federal	$43,374	$33,698	$19,090
State	5,755	4,276	2,091
Foreign	1,075	491	(194)
	50,204	38,465	20,987
Deferred:
Federal	(9,609)	(8,475)	2,084
State	(1,368)	(893)	(280)
Foreign	(993)	(231)	(746)
	(11,970)	(9,599)	1,058
Total	$38,234	$28,866	$22,045

The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective tax rate:

	For the Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Federal taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.1	2.0	1.3
Research and development tax credit	(0.4)	(0.6)	(0.5)
Federal permanent items	—	(0.2)	(0.3)
Effect of foreign operations	(0.2)	0.1	(1.1)
Other	—	(1.0)	0.4
Effective tax rate	22.5%	21.3%	20.8%

At December 25, 2021, we had $1.2 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

The following table summarizes the change in unrecognized tax benefits for the three years ended December 25, 2021:

	For the Year Ended
(in thousands)	December 25, 2021	December 26, 2020	December 28, 2019
Balance at beginning of year	$1,060	$2,301	$2,390
Reductions due to lapses in statutes of limitations	—	—	(200)
Reductions due to tax positions settled	—	(1,308)	—
Reductions due to reversals of prior year positions	(30)	(202)	(28)
Additions based on tax positions taken during the current period	174	269	139
Balance at end of year	$1,204	$1,060	$2,301

We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 25, 2021, accrued interest and penalties related to unrecognized tax benefits were immaterial.

Deferred income taxes result from timing differences in the recognition of revenue and expense between tax and financial statement purposes. The sources of temporary differences are as follows:

(in thousands)	December 25, 2021	December 26, 2020
Assets:
Inventories	$13,689	$11,346
Accounts receivable	18,589	16,452
Operating lease liability	14,526	9,352
Accrued expenses	7,515	3,671
Net operating losses	1,892	304
Foreign tax credits	469	631
State tax credits	819	625
Capital loss carryforward	467	—
Total deferred tax assets	57,966	42,381
Valuation allowance	(1,837)	(1,256)
Net deferred tax assets	56,129	41,125
Liabilities:
Depreciation	14,541	10,586
Goodwill and intangible assets	45,522	12,419
Operating lease right of use asset	13,733	8,560
Other	309	929
Gross deferred tax liabilities	74,105	32,494
Net deferred tax (liabilities) assets	$(17,976)	$8,631

 A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assesses all positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carryback and carryforward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of the deferred tax asset. Management has determined it was necessary to establish a valuation allowance against the foreign tax credits, various state tax credits and a capital loss from investment.

Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the remaining net deferred tax assets.

During the year, we adjusted the valuation allowance against the deferred tax assets noted above by $0.6 million primarily due to the increase in capital loss carryforward.

As of December 25, 2021, the Company has tax-effected net operating loss carryforwards of $1.7 million and $0.2 million for U.S federal and state jurisdictions, respectively. Tax-effected federal net operating losses of $0.1 million begin to expire in 2035. The remaining federal net operating losses do not expire. The state net operating loss carryforwards expire in various years starting in 2037.

We file income tax returns in the United States, Canada, China, India, and Mexico. All years before 2017 are closed for U.S. federal tax purposes. Tax years before 2017 are closed for the states in which we file. Tax years before 2018 are closed for tax purposes in Canada. Tax years before 2018 are closed for tax purposes in China. Tax years before 2016 are closed for tax purposes in Mexico. All tax years remain open for India.

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

In June 2020, we completed our internal review and submitted our prior disclosure statement to CBP, along with payment of $2.8 million for underpaid duties and interest. We have cooperated with CBP in connection with its review of our prior disclosure submission, including providing additional information as requested. CBP has not yet communicated that its review of our prior disclosure submission is completed.

Acquisitions. We have contingent consideration related to certain of our prior acquisitions due to the uncertainty of the ultimate amount of payment which will become due as earnout payments if performance targets are achieved. During the fiscal year ended December 25, 2021, we paid $10.4 million in contingent consideration in connection with prior acquisitions based upon performance targets. As of December 26,

2020, we had accrued approximately $8.0 million, which represented our estimate at the time of the fair value of the estimated payments that would have become due in connection with these prior acquisitions if performance targets are achieved. Changes in the accrual balance during fiscal 2020 and fiscal 2019 were included in Selling, General and Administrative expenses in each of the respective periods. If the remaining performance targets are fully achieved, the maximum additional contingent payments to be made under the related acquisition agreements would be $3.6 million.

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

11. Revenue Recognition

Business Description

We are a supplier of replacement parts and fasteners for passenger cars and light-, medium- and heavy-duty trucks in the automotive aftermarket. We group our products into four major classes: powertrain, automotive body, chassis, and hardware. Our products are sold primarily in the United States through automotive aftermarket retailers, including through their online platforms, national and regional local warehouse distributors and specialty markets, and salvage yards. We also distribute automotive replacement parts internationally, with sales primarily into Canada, Mexico, Europe, the Middle East, and Australia.

Our primary source of revenue is from contracts with and purchase orders from customers. In most instances, our contract with a customer is the customer’s purchase order. Upon acceptance of the purchase order, a contract exists with a customer as a sales agreement indicates approval and commitment of the parties, identifies the rights of both parties, identifies the payment terms, and has commercial substance. At this point, we believe it is probable that we will collect the consideration to which we will be entitled in exchange for the goods transferred to the customer.

For certain customers, we may also enter into a sales agreement that outlines pricing considerations as well as the framework of terms and conditions which apply to future purchase orders for that customer. In these situations, our contract with the customer is both the sales agreement as well as the specific customer purchase order. As our contract with a customer is typically for a single transaction or customer purchase order, the duration of the contract is typically one year or less. As a result, we have elected to apply certain practical expedients and omit certain disclosures of remaining performance obligations for contracts that have an initial term of one year or less as permitted by GAAP.

Revenue is recognized from product sales when goods are shipped, title and risk of loss and control have been transferred to the customer, and collection is reasonably assured. We estimate the transaction price at the inception of a contract or upon fulfilling a purchase order, including any variable consideration, and will update the estimate for changes in circumstances.

We record estimates for cash discounts, defective and slow-moving product returns, promotional rebates, core return deposits and other discounts in the period the related product revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as an increase of accrued customer rebates and returns. Customer Credits are estimated based on contractual provisions, historical experience, and our assessment of current market conditions. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold. We have concluded that our estimates of variable consideration are not constrained according to the definition in the standard.

All of our revenue was recognized under the point of time approach during fiscal 2021, fiscal 2020 and fiscal 2019. Also, we do not have significant financing arrangements with our customers. Our credit terms are all less than one year. Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

Practical Expedients and Accounting Policy Elections

We have made certain accounting policy elections and are using certain practical expedients permitted under GAAP, as follows:

•

Not adjust the promised amount of consideration for the effects of a significant financing component as we expect, at contract inception, that the period between when we transfer a promised good or service to the customer and when the customer pays for that good or service will be one year or less.

•	Expense costs to obtain a contract as incurred when the expected period of benefit, and therefore the amortization period, is one year or less.
•

Exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity for a customer, including sales, use, value-added, excise and various other taxes.

•	Account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfilment activity rather than a separate performance obligation.

Disaggregated Revenue

The following tables present our disaggregated net sales by type of major good / product line, and geography.

	For the Year Ended
(in thousands)	December 25, 2021	December 26, 2020	December 28, 2019
Powertrain	$539,235	$442,221	$395,975
Chassis	458,986	324,399	297,350
Automotive Body	288,599	266,699	251,506
Hardware	58,429	59,429	46,498
Net Sales	$1,345,249	$1,092,748	$991,329

	For the Year Ended
(in thousands)	December 25, 2021	December 26, 2020	December 28, 2019
Net Sales to U.S. Customers	$1,269,050	$1,031,183	$929,908
Net Sales to Non-U.S. Customers	76,199	61,565	61,421
Net Sales	$1,345,249	$1,092,748	$991,329

During fiscal 2021 and fiscal 2020, three customers each accounted for more than 10% of net sales and in the aggregate accounted for 54% and 56% of net sales in fiscal 2021 and fiscal 2020, respectively. In fiscal 2019, four customers each accounted for more than 10% of net sales and in the aggregate accounted for approximately 66% of net sales.

12. Capital Stock

Controlling Interest by Officers, Directors and Family Members. As of December 25, 2021 and December 26, 2020, Steven Berman, the Executive Chairman of the Company, and members of his family beneficially owned approximately 17% and 18% of the outstanding shares of our common stock, respectively and could influence matters requiring approval of shareholders, including the election of the Board of Directors and the approval of significant transactions.

Undesignated Stock. We have 50,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by our Board of Directors.

Incentive Stock Plan. Prior to May 16, 2018, we issued stock compensation grants under our 2008 Stock Option and Stock Incentive Plan. On May 16, 2018, our shareholders approved our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan” or the “Plan”), which supersedes our 2008 Stock Option and Stock Incentive Plan. All future stock compensation grants will be issued under the 2018 Plan. Under the terms of the Plan, our Board of Directors may grant up to 1,200,000 shares of common stock in the form of shares of restricted stock, restricted stock units, stock appreciation rights and stock options, or combinations thereof, to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved. Stock options are exercisable upon the terms set forth in each grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock and restricted stock units vest in accordance with the terms set forth in each applicable award agreement approved by our Board of Directors. At December 25, 2021, 727,834 shares were available for grant under the Plan.

Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)

Prior to March 2020, we issued RSAs to certain employees and members of our Board of Directors. Grants were made in the form of time-based RSAs and performance-based RSAs. For all RSAs, we retain the restricted stock, and any dividends paid thereon, until the vesting restrictions have been met. For time-based RSAs, compensation cost is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. Prior to 2019, we issued performance-based RSAs tied to growth in adjusted pre-tax income. Compensation costs related to those awards is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions as of the reporting date. In 2019, we introduced performance-based RSAs that vest based on our total shareholder return ranking relative to the S&P Mid-Cap 400 Growth Index over a three-year performance period. For those awards, compensation cost is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates and dividends.

Beginning in March 2020, we began issuing RSUs to certain employees and members of our Board of Directors. For time-based RSUs, compensation cost is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. Also, in March 2020, we began issuing performance-based RSUs that vest based on our total shareholder return ranking relative to the S&P Mid-Cap 400 Growth Index over a three-year performance period. For performance-based RSUs tied to total shareholder return, compensation cost is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model as discussed in the paragraph above.

The following table summarizes the weighted average valuation assumptions used to calculate the fair value of total shareholder return performance-based RSAs and performance-based RSUs granted:
	For the Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Share price	$101.45	$61.68	$82.03
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	38.9%	31.5%	27.7%
Risk-free interest rate	0.2%	0.9%	2.5%
Expected life	2.8 years	2.8 years	2.8 years

The share price is the company’s closing share price as of the valuation date. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of vesting as of the grant date. The weighted-average grant-date fair value of total shareholder return performance-based RSAs and RSU’s granted during fiscal 2021, fiscal 2020, and fiscal 2019 were $131.02, $65.09, and $81.44, respectively.

Compensation cost related to performance-based and time-based RSAs and RSUs was $6.1 million, $3.2 million and $2.1 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, and was included in selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2021, fiscal 2020 or fiscal 2019.

The following table summarizes our RSA and RSU activity for the three years ended December 25, 2021:

	Shares	Weighted Average Fair Value
Balance at December 29, 2018	170,737	$63.94
Granted	92,396	$81.92
Vested	(41,586)	$55.72
Canceled	(44,056)	$58.03
Balance at December 28, 2019	177,491	$76.70
Granted	83,875	$64.66
Vested	(27,477)	$71.25
Canceled	(16,154)	$76.44
Balance at December 26, 2020	217,735	$72.77
Granted	81,694	$106.23
Vested	(45,970)	$70.62
Canceled	(46,782)	$74.85
Balance at December 25, 2021	206,677	$85.97

As of December 25, 2021, there was approximately $9.7 million of unrecognized compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. The excess tax benefit generated from RSAs and RSUs was immaterial for all periods presented.

Stock Options

We grant stock options to certain employees. We expense the grant-date fair value of stock options as compensation cost over the vesting or performance period. Compensation cost charged against income for stock options was $1.3 million, $1.0 million and $0.7 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively, and was included in selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2021, fiscal 2020 or fiscal 2019.

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

The following table summarizes the weighted average valuation assumptions used to calculate the fair value of options granted and the associated weighted-average grant-date fair values:

	For the Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Expected dividend yield	0%	0%	0%
Expected stock price volatility	34%	29%	28%
Risk-free interest rate	0.7%	0.8%	2.3%
Expected life of options	5.3 years	5.3 years	5.4 years
Weighted-average grant-date fair value	$31.68	$17.84	$24.32

The following table summarizes our stock option activity for the three years ended December 25, 2021:

	Shares	Option Price per Share	Weighted Average Price	Weighted Average Remaining Terms (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 29, 2018	188,469	$7.74 – $82.94	$66.14
Granted	44,025	$73.72 – $84.93	$81.84
Exercised	(38,009)	$7.74 – $78.76	$58.96
Canceled	(12,773)	$41.59 – $82.94	$75.52
Balance at December 28, 2019	181,712	$41.59 – $82.94	$70.78
Granted	109,352	$61.68 – $83.06	$63.25
Exercised	(31,521)	$41.59 – $82.94	$50.77
Canceled	(8,764)	$61.68 – $74.21	$65.24
Balance at December 26, 2020	250,779	$41.59 – $84.93	$70.21
Granted	59,578	$95.98 – $103.61	$101.36
Exercised	(67,504)	$41.59 – $82.94	$70.04
Canceled	(9,457)	$61.68 – $101.45	$79.02
Balance at December 25, 2021	233,396	$61.68 – $103.61	$77.85	5.5	$6,664
Exercisable at December 25, 2021	70,488	$61.68 – $84.93	$73.40	4.1	$2,328

As of December 25, 2021, there was approximately $1.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

Cash received from option exercises was $2.5 million, $1.2 million, and $0.1 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The tax benefit generated from option exercises was immaterial for all periods presented.

Employee Stock Purchase Plan. In May 2017, our shareholders approved the Dorman Products, Inc. Employee Stock Purchase Plan (the “ESPP”), which makes available 1,000,000 shares of our common stock for sale to eligible employees. The purpose of the ESPP, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions and limited cash contributions by our employees. These contributions are used to purchase shares of the Company’s common stock at a 15% discount from the lower of the market price at the beginning or end of the purchase window. Beginning in March 2018, share purchases under the plan were made twice annually, with the purchase windows being April to September and October to March. In 2021, the decision was made to modify the timing of those two purchase windows to align them with the calendar year. As a result, beginning January 2022, the two purchase windows are January to June and July to December. In order to effectuate that alignment, the purchase window beginning in October 2021 was shortened from six months to three months and ended December 2021. There were 40,303 shares, 79,089 shares and 21,200 shares purchased under this plan during fiscal 2021, fiscal 2020 and fiscal 2019, respectively. Compensation cost under the ESPP plan was $0.9 million, $3.3 million and $0.3 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively. The tax benefit generated from ESPP purchases was immaterial in fiscal 2021, fiscal 2020, and fiscal 2019, respectively.

Common Stock Repurchases. We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Plan and Trust (the “401(k) Plan”). 401(k) Plan participants can no longer purchase shares of Dorman common stock as an investment option under the 401(k) Plan. Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. The following table summarizes the repurchase and cancellation of common stock:

	For the Year Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Shares repurchased and canceled	11,452	23,360	22,380
Total cost of shares repurchased and canceled (in thousands)	$1,172	$1,895	$1,953
Average price per share	$102.38	$81.12	$87.26

At December 25, 2021, the 401(k) Plan held 183,916 shares of our common stock.

Share Repurchase Program. On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors has expanded the program up to $500 million and extended the program through December 31, 2022. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. At December 25, 2021, $145.6 million was available for repurchase under this program.

The following table summarizes the repurchase and cancellation of common stock:

	For the Years Ended
	December 25, 2021	December 26, 2020	December 28, 2019
Shares repurchased and canceled	605,628	439,275	499,564
Total cost of shares repurchased and canceled (in thousands)	$61,583	$36,781	$39,387
Average price per share	$101.68	$83.73	$78.84

401(k) Retirement Plans. The 401(k) Plan and the Dayton Parts, LLC 401(k) Savings Plan (the “Dayton 401(k) Plan”) are both defined contribution profit sharing and 401(k) plans that together cover substantially all of our employees as of December 25, 2021. Annual company contributions under both the 401(k) Plan and Dayton 401(k) Plan are discretionary in nature, in accordance with the respective plan documents. Total expense related to the 401(k) Plan and Dayton 401(k) Plan were $6.3 million, $5.7 million and $4.5 million in fiscal 2021, fiscal 2020 and fiscal 2019, respectively.

13. Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding unvested RSAs which are considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of approximately 14,250 shares, 35,975 shares and 92,000 shares were excluded from the calculation of diluted earnings per share for fiscal 2021, fiscal 2020 and fiscal 2019, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	For the Year Ended
(in thousands, except per share data)	December 25, 2021	December 26, 2020	December 28, 2019
Numerator:
Net income	$131,532	$106,870	$83,762
Denominator:
Weighted average basic shares outstanding	31,810	32,280	32,606
Effect of compensation awards	151	93	82
Weighted average diluted shares outstanding	31,961	32,373	32,688
Earnings Per Share:
Basic	$4.13	$3.31	$2.57
Diluted	$4.12	$3.30	$2.56

14. Business Segments

We have determined that our business comprises a single reportable operating segment, namely, the sale of replacement parts and fasteners for passenger cars and, light-, medium-, and heavy-duty trucks in the automotive aftermarket industry.

Net sales to countries outside the United States, primarily to Canada and Mexico, and to a lesser extent into Europe, the Middle East, and Australia, in fiscal 2021, fiscal 2020 and fiscal 2019 were $76.2 million, $61.6 million and $61.4 million, respectively.

Net long-lived assets outside the United States, consisting of net property, plant and equipment was $1.0 million as of December 25, 2021. There were no long-lived assets outside of the United States as of December 26, 2020.

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

On August 10, 2021, we completed our acquisition of DPL Holding Corporation (“Dayton Parts”). We are in the process of evaluating the existing controls and procedures of Dayton Parts and integrating Dayton Parts into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for one year following the date on which the acquisition is completed, we have excluded Dayton Parts from our assessment of the effectiveness of internal control over financial reporting as of December 25, 2021. Dayton Parts represented approximately 26% of the Company’s consolidated total assets as of December 25, 2021, and approximately 6% of the Company’s consolidated net sales for the year ended December 25, 2021. Refer to Note 2 to the Consolidated Financial Statements for additional information.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 25, 2021, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 25, 2021.

Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting. Their report appears below.

Changes in Internal Control Over Financial Reporting

Except for the acquisition of Dayton Parts noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 25, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Dorman Products, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Dorman Products, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 25, 2021 and December 26, 2020, the related consolidated statement of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 25, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 22, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired DPL Holding Corporation during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 25, 2021, DPL Holding Corporation’s internal control over financial reporting associated with 26% of total assets and 6% of total net sales included in the consolidated financial statements of the Company as of and for the year ended December 25, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of DPL Holding Corporation.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 22, 2022

ITEM 9B. Other Information.

None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Except for the information provided in PART I – ITEM 4.1, “Executive Officers of the Registrant” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Proposal I: Election of Directors,” “Committees of the Board of Directors – Audit Committee” and “Security Ownership of Certain Beneficial Owners and Management – Delinquent Section 16(a) Reports.”

We have adopted a written code of ethics, the “Dorman Products, Inc. Code of Ethics and Business Conduct” that is applicable to our directors, officers and employees. We have also adopted a written code of ethics, “Code of Ethics for Senior Financial Officers,” which applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and any other person performing similar functions (the “Code”). Each of these codes is posted on our website www.dormanproducts.com. Dorman will provide to any person without charge, upon request, a copy of the Code. Requests for copies of the Code should be directed to: Attn: Secretary, Dorman Products, Inc., 3400 East Walnut Street, Colmar, PA 18915. We intend to disclose any changes in or waivers from the Code on our website at www.dormanproducts.com. The information on the website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K.

ITEM 11. Executive Compensation.

The required information is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Director Compensation,” “Executive Compensation: Compensation Discussion and Analysis,” “Executive Compensation: Compensation Tables,” “Risk Assessment in Compensation Policies and Practices for Employees,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management – Security Ownership Table.”

Equity Compensation Plan Information

The following table details information regarding our existing equity compensation plans as of December 25, 2021:

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

The required information is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance - The Board of Directors and Director Independence.”

ITEM 14. Principal Accounting Fees and Services.

The required information is incorporated by reference from our definitive proxy statement for our 2022 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures.”

PART IV

ITEM 15. Exhibits, Financial Statement Schedules.

(a)(1)

Consolidated Financial Statements. Our Consolidated Financial Statements and related documents are provided in PART II - ITEM 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 185).

Consolidated Statements of Operations for the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019.

Consolidated Balance Sheets as of December 25, 2021 and December 26, 2020.

Consolidated Statements of Shareholders' Equity for the fiscal years ended December 25, 2021, December 26, 2020 and December 28, 2019.

Consolidated Statements of Cash Flows for the fiscal years ended December 25, 2021, December 26, 2020, and December 28, 2019.

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

4.3

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 10-K filed on February 22, 2021.

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

10.3

Credit Agreement, dated August 10, 2021 by and among Dorman Products, Inc., the lenders from time to time party thereto, and Bank of American, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2021.

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

Number	Title
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

10.5.1†

Form of Non-Qualified Stock Option Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.5.2†

Form of Incentive Stock Option Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.5.3†

Form of Restricted Stock Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.5.4†

Form of Performance Restricted Stock Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.5.5†

Form of Restricted Stock Unit Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.5.6†

Form of Performance Restricted Stock Unit Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

Number	Title
10.5.7†

Form of 2019 Chief Executive Officer Restricted Stock Award Agreement under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019.

10.5.8†

Form of Dorman Products, Inc. Non-Qualified Stock Option Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

10.5.9†

Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

10.5.10†

Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

10.5.11†

Form of Dorman Products, Inc. Restricted Stock Unit Award for Non-Employee Directors Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q for the quarter ended June 27, 2020.

10.5.12†	Amended Form of Dorman Products, Inc. Non-Qualified Stock Option Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.

10.5.13†	Amended Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.

10.5.14†	Amended Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.

10.6†	Dorman Products, Inc. Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011.

10.7†	Dorman Products, Inc. 2018 Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2018.

10.8†

Amended and Restated Employment Agreement, dated December 28, 2015, between the Company and Steven Berman. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2015.

10.9†	Offer Letter, dated May 2, 2016, between the Company and Kevin Olsen. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2016.

10.10†	Employment Agreement, dated January 10, 2019, between the Company and Kevin Olsen. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2019.

Number	Title
10.11†

Amended and Restated Employment Agreement between the Company and Kevin M. Olsen dated December 13, 2021. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2021.

10.12†	Offer Letter, dated January 24, 2019, between the Company and David Hession. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2019.

10.13†

Separation Agreement, dated February 25, 2011, between the Company and Jeffrey Darby. Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

10.14†

Offer Letter, dated April 8, 2019, between the Company and Joseph P. Braun. Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

10.15†	Dorman Products, Inc. Executive Severance Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2021.

10.16†	Non-Disclosure, Invention Assignment and Restrictive Covenant Agreement – Michael B. Kealey.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101

The financial statements from the Dorman Products, Inc. Annual Report on Form 10-K for the year ended December 25, 2021, formatted Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 25, 2021, December 26, 2020 and December 28, 2019; (ii) the Consolidated Balance Sheets as of December 25, 2021 and December 26, 2020; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 25, 2021, December 26, 2020 and December 28, 2019; (iv) the Consolidated Statements of Cash Flows for the years ended December 25, 2021, December 26, 2020 and December 28, 2019; and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 25, 2021, formatted in Inline XBRL (included as Exhibit 101).

†	Management Contracts and Compensatory Plans, Contracts or Arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

By: /s/ Kevin M. Olsen
Date: February 22, 2022	Kevin M. Olsen President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Olsen	President, Chief Executive Officer and Director	February 22, 2022
Kevin M. Olsen	(principal executive officer)

/s/ David M. Hession	Senior Vice President, Chief Financial Officer and Treasurer	February 22, 2022
David M. Hession	(principal financial and accounting officer)

/s/ Steven L. Berman	Executive Chairman	February 22, 2022
Steven L. Berman /s/ Lisa M. Bachmann Lisa M. Bachmann	Director	February 22, 2022

/s/ John J. Gavin	Director
John J. Gavin		February 22, 2022

/s/ Paul R. Lederer	Director
Paul R. Lederer		February 22, 2022

/s/ Richard T. Riley	Director
Richard T. Riley		February 22, 2022

/s/ Kelly A. Romano	Director
Kelly A. Romano		February 22, 2022

/s/ G. Michael Stakias	Director
G. Michael Stakias		February 22, 2022

/s/ J. Darrell Thomas	Director
J. Darrell Thomas		February 22, 2022

SCHEDULE II: Valuation and Qualifying Accounts

	For the Year Ended
(in thousands)	December 25, 2021	December 26, 2020	December 28, 2019
Allowance for doubtful accounts:
Balance, beginning of period	$1,260	$957	$982
Provision	177	315	39
Charge-offs	(111)	(111)	(64)
Acquisitions and other	—	99	—
Balance, end of period	$1,326	$1,260	$957
Allowance for customer credits:
Balance, beginning of period	$155,751	$105,950	$90,596
Provision	334,615	308,783	274,243
Charge-offs	(302,286)	(258,982)	(258,889)
Balance, end of period	$188,080	$155,751	$105,950