Form 10-Q
period 2022-03-26
Dorman Products, Inc.
filed 2022-04-25
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2022

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

As of April 21, 2022 the registrant had 31,448,214 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

March 26, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
(in thousands, except per share data)	March 26, 2022	March 27, 2021
Net sales	$401,579	$288,012
Cost of goods sold	268,339	183,492
Gross profit	133,240	104,520
Selling, general and administrative expenses	86,528	62,869
Income from operations	46,712	41,651
Interest expense, net	1,231	121
Other income, net	(84)	(85)
Income before income taxes	45,565	41,615
Provision for income taxes	10,358	8,885
Net income	$35,207	$32,730
Other comprehensive income:
Change in foreign currency translation adjustment	$1,696	$—
Comprehensive Income	$36,903	$32,730

Earnings per share:
Basic	$1.12	$1.02
Diluted	$1.11	$1.02
Weighted average shares outstanding:
Basic	31,499	32,048
Diluted	31,601	32,184

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	March 26, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$53,427	$58,782
Accounts receivable, less allowance for doubtful accounts of $1,357 and $1,326	456,070	472,764
Inventories	565,200	531,988
Prepaids and other current assets	13,507	13,048
Total current assets	1,088,204	1,076,582
Property, plant and equipment, net	116,225	114,864
Operating lease right-of-use assets	98,149	59,029
Goodwill	198,110	197,332
Intangible assets, net	176,088	178,809
Other assets	47,525	46,503
Total assets	$1,724,301	$1,673,119
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$165,840	$177,389
Accrued compensation	16,616	26,636
Accrued customer rebates and returns	195,289	188,080
Revolving credit facility	229,360	239,360
Other accrued liabilities	45,513	33,583
Total current liabilities	652,618	665,048
Long-term operating lease liabilities	88,881	52,443
Other long-term liabilities	5,450	4,916
Deferred tax liabilities, net	17,952	17,976
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,479,916 and 31,607,509 shares issued and outstanding in 2022 and 2021, respectively	315	316
Additional paid-in capital	78,906	77,451
Retained earnings	879,923	856,409
Accumulated other comprehensive income (loss)	256	(1,440)
Total shareholders’ equity	959,400	932,736
Total liabilities and shareholders' equity	$1,724,301	$1,673,119

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended March 26, 2022
	Common Stock
(in thousands, except share data)	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 25, 2021	31,607,509	$316	$77,451	$856,409	$(1,440)	$932,736
Exercise of stock options	2,478	—	—	—	—	—
Compensation expense under Incentive Stock Plan	—	—	2,152	—	—	2,152
Purchase and cancellation of common stock	(111,114)	(1)	(200)	(10,716)	—	(10,917)
Cancellation of non-vested stock, net of issuances	(2,511)	—	377	—	—	377
Other stock-related activity, net of tax	(16,446)	—	(874)	(977)	—	(1,851)
Other comprehensive income	—	—	—	—	1,696	1,696
Net income	—	—	—	35,207	—	35,207
Balance at March 26, 2022	31,479,916	$315	$78,906	$879,923	$256	$959,400

	Three Months Ended March 27, 2021
	Common Stock
(in thousands, except share data)	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 26, 2020	32,168,740	$322	$64,085	$789,152	$—	$853,559
Exercise of stock options	11,614	—	316	—	—	316
Compensation expense under Incentive Stock Plan	—	—	2,111	—	—	2,111
Purchase and cancellation of common stock	(38,160)	(1)	(69)	(3,904)	—	(3,974)
Cancellation of non-vested stock, net of issuances	(17,599)	—	—	—	—	—
Other stock-related activity, net of tax	(9,067)	—	1,153	(2,084)	—	(931)
Net income	—	—	—	32,730	—	32,730
Balance at March 27, 2021	32,115,528	$321	$67,596	$815,894	$—	$883,811

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
(in thousands)	March 26, 2022	March 27, 2021
Cash Flows from Operating Activities:
Net income	$35,207	$32,730
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	9,743	7,267
Provision for doubtful accounts	29	18
Provision for stock-based compensation	2,152	2,111
Changes in assets and liabilities:
Accounts receivable	16,727	8,338
Inventories	(33,034)	(38,978)
Prepaids and other current assets	(853)	(2,017)
Other assets	(1,976)	(1,270)
Accounts payable	(12,392)	737
Accrued customer rebates and returns	7,202	8,215
Accrued compensation and other liabilities	409	3,869
Cash provided by operating activities	23,214	21,020
Cash Flows from Investing Activities:
Proceeds from purchase price adjustment	595	—
Property, plant and equipment additions	(7,247)	(6,207)
Cash used in investing activities	(6,652)	(6,207)
Cash Flows from Financing Activities:
Payments of revolving credit line	(10,000)	—
Other stock-related activity	(1,211)	(932)
Proceeds from exercise of stock options	—	289
Purchase and cancellation of common stock	(10,752)	(3,143)
Cash used in financing activities	(21,963)	(3,786)
Effect of exchange rate changes on Cash and Cash Equivalents	46	—
Net (Decrease) Increase in Cash and Cash Equivalents	(5,355)	11,027
Cash and Cash Equivalents, Beginning of Period	58,782	155,576
Cash and Cash Equivalents, End of Period	$53,427	$166,603
Supplemental Cash Flow Information
Cash paid for interest expense	$999	$77
Cash paid for income taxes	$712	$167

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 26, 2022 AND MARCH 27, 2021

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM.”

The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 26, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
2.	Business Acquisitions and Investments

DPL Holding Corporation (“Dayton Parts”)

On August 10, 2021, we acquired 100% of the equity interests of Dayton Parts, a manufacturer of chassis and other parts designed to serve the heavy-duty vehicle sector of the aftermarket, for a purchase price of $344.9 million in cash (net of $8.8 million of acquired cash) after certain customary post-acquisition purchase price adjustments. In the three months ended March 26, 2022, we received $0.6 million in cash as proceeds from the closing net working capital adjustments. The acquisition was funded by cash on hand and borrowings under our revolving credit facility.

The transaction was accounted for as a business combination under the acquisition method of accounting. We have allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values.

During the year ended December 25, 2021, we recorded measurement period adjustments of approximately $2.1 million to decrease goodwill, $0.6 million to decrease the purchase price due to customary net working capital adjustments, $0.1 million to increase other current liabilities, and $1.6 million to decrease deferred tax liabilities. Our measurement period adjustments for Dayton Parts were complete as of December 25, 2021.

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

We have entered several customer-sponsored programs administered by unrelated financial institutions that permit us to sell (factor) certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and the related accounts receivable were removed from our Condensed Consolidated Balance Sheet at the times of the sales transactions. Under these agreements, we sold $275.2 million and $209.9 million of accounts receivable during the three months ended March 26, 2022 and March 27, 2021, respectively. All credit terms with our customers are 365 days or less. Selling, general and administrative expenses include factoring costs associated with these accounts receivable sales programs of $4.9 million and $2.6 million during the three months ended March 26, 2022 and March 27, 2021, respectively.
4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	March 26, 2022	December 25, 2021
Raw materials	$16,918	$12,746
Bulk product	203,158	225,879
Finished product	338,014	287,415
Packaging materials	7,110	5,948
Total	$565,200	$531,988

5.	Leases

During the three months ended March 26, 2022, we entered into a warehouse and distribution services agreement with a third-party. In connection with the services agreement, we have agreed to reimburse the service provider for substantially all of its facility costs applicable to the warehouse in which services are provided. This agreement resulted in a deemed new lease for the company for accounting purposes. The lease commenced on March 1, 2022 and runs through February 28, 2034. The lease includes fixed rental payments as well as variable payments for operating expenses that will be billed based on actual costs.

Upon the lease commencement date, we recorded an operating lease right of use asset of $35.1 million, a short-term operating lease liability (included in other accrued liabilities in the consolidated balance sheet) of $2.0 million, and a long-term operating lease liability of $33.1 million.

The following table summarizes the maturities of the lease liability for our new deemed lease as of March 26, 2022:

(in thousands)	March 26, 2022
Remainder of 2022	$2,321
2023	3,160
2024	3,239
2025	3,320
2026	3,403
2027 and thereafter	27,001
Total fixed lease payments	$42,444

6.	Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)	Three Months Ended
Balance at December 25, 2021	$197,332
Foreign currency translation	778
Balance at March 26, 2022	$198,110

Intangible Assets

Intangible assets included the following:

	March 26, 2022			December 25, 2021
Intangible assets subject to amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Customer relationships	$149,150	$14,033	$135,117	$149,150	$12,139	$137,011
Trade names	17,760	3,019	14,741	17,760	2,592	$15,168
Product Portfolio	25,300	777	24,523	25,300	460	$24,840
Technology	2,167	633	1,534	2,167	571	$1,596
Other	430	257	173	430	236	$194
Total	$194,807	$18,719	$176,088	$194,807	$15,998	$178,809

Amortization expense was $3.0 million and $0.8 million during the three months ended March 26, 2022 and March 27, 2021, respectively.
7.	Revolving Credit Facility

As of March 26, 2022, the interest rate on the outstanding borrowings under our revolving credit facility was 1.6%. No borrowings were outstanding as of March 27, 2021.
8.	Commitments and Contingencies

Acquisitions

We have contingent consideration related to certain of our prior acquisitions due to the uncertainty of the ultimate amount of payment which will become due as earnout payments if performance targets are achieved. If the remaining performance targets for prior acquisitions are fully achieved, the maximum additional contingent payments to be made under the related acquisition agreements would be $3.6 million.

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

All our revenue was recognized under the point of time approach during the three months ended March 26, 2022 and March 27, 2021. Also, we do not have significant financing arrangements with our customers. Our credit terms are all less than one year. Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

Disaggregated Revenue

The following tables present our disaggregated revenue by type of major good / product line, and geography.

	Three Months Ended
(in thousands)	March 26, 2022	March 27, 2021
Powertrain	$152,228	$121,105
Chassis	160,862	85,510
Automotive body	73,280	68,645
Hardware	15,209	12,752
Total	$401,579	$288,012

	Three Months Ended
(in thousands)	March 26, 2022	March 27, 2021
Net sales to U.S. customers	$373,618	$273,150
Net sales to non-U.S. customers	27,961	14,862
Total	$401,579	$288,012

10.	Stock-Based Compensation

Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)

Vesting of RSA and RSU grants is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of performance goals. We retain the shares underlying the grant, and any dividends paid thereon, until the vesting conditions have been met. For time-based RSA and RSU grants, compensation cost related to the awards is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. For performance-based RSA grants tied to growth in adjusted pre-tax income, compensation cost related to the award is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions at each reporting date. Since March 2020, we have made performance-based RSU grants that vest based on our total shareholder return ranking relative to the total shareholder return of the companies comprising the S&P Mid-Cap 400 Growth Index over a three-year performance period. For these awards, compensation cost related to the award is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model. For the three months ended March 26, 2022, we granted 23,995 performance-based RSUs with a grant date fair value of $111.31 per share. For the three months ended March 27, 2021, we granted 17,714 performance-based RSUs with a grant date fair value of $131.02 per share.

Compensation cost related to RSA and RSU grants was $1.6 million and $1.8 million for the three months ended March 26, 2022 and March 27, 2021, respectively, and was included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

The following table summarizes our RSA and RSU activity for the three months ended March 26, 2022:

	Shares	Weighted Average Fair Value
Balance at December 25, 2021	206,677	$85.97
Granted	87,378	$100.70
Vested	(42,107)	$89.20
Canceled	(23,833)	$108.63
Balance at March 26, 2022	228,115	$93.09

As of March 26, 2022, there was $16.8 million of unrecognized compensation cost related to unvested RSA and RSU grants that is expected to be recognized over a weighted average period of 2.6 years.

Stock Options

We expense the grant-date fair value of stock options as compensation cost on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income was $0.4 million and $0.3 million for the three months ended March 26, 2022 and March 27, 2021, respectively. These costs are included as selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

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

The following table summarizes our stock option activity for the three months ended March 26, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 25, 2021	233,396	$77.85
Granted	78,574	$97.16
Exercised	(10,725)	$71.89
Balance at March 26, 2022	301,245	$83.10	6.0	$3,319,720
Options exercisable at March 26, 2022	111,232	$75.09	4.4	$2,116,745

As of March 26, 2022, there was $3.6 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 3.3 years.

Employee Stock Purchase Plan (“ESPP”)

There were 4,615 shares purchased during the three months ended March 26, 2022 under the ESPP. During the three months ended March 26, 2022, compensation costs related to the ESPP were $0.1 million.
11.	Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding unvested RSAs which are considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of approximately 27,000 shares and 9,000 shares were excluded from the calculation of diluted earnings per share for the three months ended March 26, 2022 and March 27, 2021, respectively, as the impact would have been antidilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended
(in thousands, except per share data)	March 26, 2022	March 27, 2021
Numerator
Net income	$35,207	$32,730
Denominator:
Weighted average basic shares outstanding	31,499	32,048
Effect of stock-based compensation awards	102	136
Weighted average diluted shares outstanding	31,601	32,184
Earnings Per Share:
Basic	$1.12	$1.02
Diluted	$1.11	$1.02

12.	Common Stock Repurchases

We periodically repurchase, at the then current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). 401(k) Plan participants can no longer purchase shares of Dorman common stock as an investment option under the 401(k) Plan. Shares are generally purchased by the Company from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons. The following table summarizes the repurchase and cancellation of common stock by the Company for the periods indicated:

	Three Months Ended
	March 26, 2022	March 27, 2021
Shares repurchased and canceled	12,764	2,160
Total cost of shares repurchased and canceled (in thousands)	$1,388	$210
Average price per share	$108.74	$97.25

Separately, our Board of Directors has authorized the repurchase of up to $500 million of our common stock through December 31, 2022 under a previously announced share repurchase program. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. At March 26, 2022, $136.0 million was available for repurchase under this share repurchase program. The following table summarizes the repurchase and cancellation of common stock under the share repurchase program:

	Three Months Ended
	March 26, 2022	March 27, 2021
Shares repurchased and canceled	98,350	36,000
Total cost of shares repurchased and canceled (in thousands)	$9,529	$3,763
Average price per share	$96.89	$104.53

13.	Income Taxes

At March 26, 2022, we had $1.2 million of net unrecognized tax benefits, all of which would lower our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 26, 2022, accrued interest and penalties related to uncertain tax positions were not material.

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

We lease our Colmar, PA facility and a portion of our Lewisberry, PA facility from entities in which Steven L. Berman, our Executive Chairman, and certain of his family members are owners. Each lease is a non-cancelable operating lease. Total rental payments to those entities under these lease arrangements will be $2.4 million in fiscal 2022 and were $2.3 million in fiscal 2021. The lease for our corporate headquarters in Colmar, PA was renewed during November 2016, effective as of January 1, 2018, and will expire on December 31, 2022. The lease for our Lewisberry, PA operating facility was signed in September 2020 and will expire on December 31, 2027.

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

Cautionary Statement Regarding Forward-Looking Statements

This document contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements related to: the COVID-19 pandemic; net sales; diluted earnings per share; gross profit; gross margin; selling; general and administrative expenses; income tax expense; income before income taxes; net income; cash and cash equivalents; indebtedness; liquidity; the Company’s share repurchase program; the Company’s outlook; the Company’s growth opportunities and future business prospects; operational costs and productivity initiatives; inflation; customs duties and mitigation of tariffs; long-term value; acquisitions and acquisition opportunities; investments; cost offsets; quarterly fluctuations; new product development; customer concessions; and fluctuations in foreign currency. Words such as “believe,” “demonstrate,” “expect,” “estimate,” “forecast,” “anticipate,” “should,” “will” and “likely” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statements are not forward-looking. In addition, statements that are not historical should also be considered forward-looking statements.

Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date such statements were made. Such forward-looking statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors (many of which are outside of our control). Such risks, uncertainties and other factors relate to, among other things: the impacts of COVID-19; competition in and the evolution of the automotive aftermarket industry; changes in our relationships with, or the loss of, any customers or suppliers; our ability to develop, market and sell new and existing products; our ability to anticipate and meet customer demand; our ability to purchase necessary materials from our suppliers and the impacts of any related logistics constraints; financial and economic factors, such as our level of indebtedness, fluctuations in interest rates and inflation; political and regulatory matters, such as changes in trade policy, the imposition of tariffs and climate regulation; our ability to protect our intellectual property and defend against any claims of infringement; and our ability to protect our information security systems and defend against cyberattacks.

Please refer to “Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” located in Part I of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated by our subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. The Company is under no obligation to, and expressly disclaims any such obligation to, update any of the information in this document, including but not limited to any situation where any forward-looking statement later turns out to be inaccurate whether as a result of new information, future events or otherwise.

Introduction

The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes thereto of Dorman Products, Inc. and its subsidiaries included in “ITEM 1. Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.

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

Overview

We are one of the leading suppliers of replacement parts and fasteners for passenger cars and light-, medium-, and heavy-duty trucks in the automotive aftermarket industry. As of December 25, 2021, we marketed approximately 118,000 distinct parts compared to approximately 81,000 as of December 26, 2020, many of which we designed and engineered. This number excludes private label stock keeping units and other variations in how we market, package and distribute our products, includes distinct parts of acquired companies and reflects distinct parts that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We are one of the leading aftermarket suppliers of parts that were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, leaf springs, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers, and complex electronics modules.

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

We operate on a 52-53-week period ending on the last Saturday of the calendar year. Our 2022 fiscal year will be a 53-week period that will end on December 31, 2022 (“fiscal 2022”). Our fiscal 2021 was a 52-week period that ended on December 25, 2021 (“fiscal 2021”).

Critical Accounting Policies

There have been no material changes to the Company’s critical accounting policies as described in the Annual Report on Form 10-K for the year ended December 25, 2021.

COVID-19

While COVID-19 did not adversely affect demand for our products for the three months ended March 26, 2022, during the period we did experience pandemic-related pressures in the global supply network that caused logistical issues, including higher freight costs, supplier lead time delays of products, and inflation with respect to materials and labor costs, which impacted our results. We currently expect those pressures to continue to exist throughout fiscal 2022. As countries continue to combat COVID-19, and as government-imposed regulations regarding, among other things, COVID-19 testing, vaccine mandates and related workplace restrictions change around the world, there is still a risk that the pandemic may impact the overall demand environment as well as our ability to maintain staffing at our facilities, to source parts and other materials to meet demand levels, to maintain inventory levels and to fulfill contractual requirements. We will continue to closely monitor updates regarding the spread of COVID-19 and its variants, the distribution of vaccines developed to combat COVID-19, and applicable vaccine mandates, and we will adjust our operations according to guidelines from local, state and federal officials. In light of the foregoing, we may take actions that alter our business operations or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

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

In the three months ended March 26, 2022, we introduced 707 new distinct parts to our customers and end-users, including 389 “New-to-the-Aftermarket” parts. We introduced 4,315 new distinct parts to our customers and end-users in the fiscal year ended December 25, 2021, including 990 “New-to-the-Aftermarket” parts.

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

Another area of focus has been on Dorman® HD Solutions™, a line of products we market for the medium- and heavy-duty truck sector of the automotive aftermarket industry. We believe that this sector provides many of the same opportunities for growth that the passenger car and light-duty truck sector of the automotive aftermarket industry has provided us. Through Dorman® HD Solutions™, we specialize in offering heavy-duty parts that were traditionally only available from original equipment manufacturers or salvage yards, similar to how we approach the passenger car and light-duty truck sector.

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

Miles Driven

The number of miles driven is another important statistic that impacts our business. According the U.S. Department of Transportation, the number of miles driven through October 2021 increased 11.2% year over year. However, global gasoline prices have increased significantly in recent months, which may negatively impact miles driven as consumers reduce travel or seek alternative methods of transportation. Generally, as vehicles are driven more miles, the more likely it is that parts will fail and there will be increased demand for replacement parts, including our parts.

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

Impact of Labor Market and Inflationary Costs

We have experienced broad-based inflationary impacts during the three months ended March 26, 2022 as well as the year ended December 25, 2021, due primarily to global transportation and logistics constraints, which have resulted in significantly higher transportation costs; tariffs; material costs; and wage inflation from an increasingly competitive labor market. We expect increased freight, higher labor costs and material inflation costs to continue to negatively impact our results through fiscal 2022. We attempt to offset inflationary pressures with cost saving initiatives, price increases to customers and the use of alternative suppliers. Although we have implemented pass-through price increases to offset inflationary cost impacts, the price increases have often been implemented after we have experienced higher costs resulting in a lag effect to the full recovery of these costs. Furthermore, pricing increases that we implemented to pass through the increased costs had no added profit dollars and consequently resulted in lower gross and operating margin percentages. There can be no assurance that we will be successful in implementing pricing increases in the future to recover increased inflationary costs.

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

In January 2020, the USTR granted temporary tariff relief for certain categories of products being imported from China. The tariff relief granted by the USTR expired on most categories of products being imported from China at the end of 2020. However, in March 2022, the USTR reinstated tariff relief for certain categories of products imported from China. The reinstated tariff relief applies retroactively to October 12, 2021 and will extend through December 31, 2022. The reinstated tariff relief applies to a limited number of our products and is not expected to materially impact our operating results. We expect that we will reverse tariff-related price increases previously passed along to our customers and cost concessions previously received from our suppliers as tariffs are reduced or tariff relief is granted.

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations:

	Three Months Ended*
(in thousands, except percentage data)	March 26, 2022		March 27, 2021
Net sales	$401,579	100.0%	$288,012	100.0%
Cost of goods sold	268,339	66.8%	183,492	63.7%
Gross profit	133,240	33.2%	104,520	36.3%
Selling, general and administrative expenses	86,528	21.5%	62,869	21.8%
Income from operations	46,712	11.6%	41,651	14.5%
Interest expense, net	1,231	0.3%	121	0.0%
Other income, net	(84)	-0.0%	(85)	-0.0%
Income before income taxes	45,565	11.3%	41,615	14.4%
Provision for income taxes	10,358	2.6%	8,885	3.1%
Net income	$35,207	8.8%	$32,730	11.4%

* Percentage of sales information may not add due to rounding

Three Months Ended March 26, 2022 Compared to Three Months Ended March 27, 2021

Net sales increased 39% to $401.6 million for the three months ended March 26, 2022 from $288.0 million for the three months ended March 27, 2021. The increase in net sales reflected the addition of Dayton Parts; a continuation of favorable underlying industry dynamics across our customer channels; price increases to offset logistics, wage and commodity inflation; and new product penetration. Net sales growth for the three months ended March 26, 2022 excluding Dayton Parts was 21%.

Gross profit margin was 33.2% of net sales for the three months ended March 26, 2022 compared to 36.3% of net sales for the three months ended March 27, 2021. Dayton Parts had a 140-basis-point dilutive impact on gross profit margin for the three months ended March 26, 2022. Gross margin contraction was driven by broad-based inflationary cost impacts due to global transportation and logistics constraints as well as commodity and wage rate pressures. These factors were partially offset by cost saving initiatives and price increases.

Selling, general and administrative expenses (“SG&A”) were $86.5 million, or 21.5% of net sales, for the three months ended March 26, 2022 compared to $62.9 million, or 21.8% of net sales, for the three months ended March 27, 2021. The modest decrease in SG&A expenses as a percentage of net sales was primarily due to improved leverage from the increase in net sales noted above, partially offset by higher wage and benefits inflation as well as higher accounts receivable factoring costs.

Our effective tax rate was 22.7% for the three months ended March 26, 2022 compared to 21.3% for the three months ended March 27, 2021. The increase in the effective tax rate was due to an increase in state tax expense and higher Canadian income tax associated with the Canadian operations acquired as part of the Dayton Parts transaction.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by certain customers. Cash and cash equivalents were $53.4 million at March 26, 2022 compared to $58.8 million at December 25, 2021. During the three months ended March 26, 2022, cash provided from operating activities was offset by share repurchases under our publicly announced repurchase program and capital expenditures. Working capital was $435.6 million at March 26, 2022 compared to $411.5 million at December 25, 2021. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, increases in interest rates (including LIBOR or other reference rates), the outcome of contingencies or other factors.

Payment Terms and Accounts Receivable Sales Programs

Over the past several years we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash. We participate in accounts receivable sales programs with several customers that allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash upfront than if we collected those accounts receivable ourselves in due course, resulting in accounts receivable factoring costs. Moreover, to the extent that any of these accounts receivable sales programs bear interest rates tied to the London Inter-Bank Offered Rate (“LIBOR”) or other reference rates, increases in these applicable rates increase our cost to sell our receivable. See ITEM 3. Quantitative and Qualitative Disclosures about Market Risk for more information. Further extensions of customer payment terms would result in additional uses of cash or increased costs associated with the sales of accounts receivable.

During the three months ended March 26, 2022 and March 27, 2021, we sold $275.2 million and $209.9 million of accounts receivable, respectively, under these programs. If receivables had not been sold over the previous twelve months, approximately $844.8 million and $598.8 million of additional accounts receivable would have been outstanding at March 26, 2022 and December 25, 2021, respectively, based on our standard payment terms. We had capacity to sell more accounts receivable under these programs if the needs of the business warranted. Further extensions of customer payment terms would result in additional uses of cash or increased costs associated with the sales of accounts receivable.

During the three months ended March 26, 2022 and March 27, 2021, factoring costs associated with these accounts receivable sales programs were $4.9 million and $2.6 million, respectively. The increase in factoring costs was primarily driven by higher LIBOR and other reference rates, and, with respect to the three months ended March 26, 2022, higher accounts receivable sold under these programs.

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

As of March 26, 2022, there was $229.4 million in outstanding borrowings under the New Facility and two outstanding letters of credit for $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of outstanding borrowings and letters of credit, we had $369.8 million available under the New Facility at March 26, 2022.

Refer to Note 7, “Long-Term Debt” to the Notes to Condensed Consolidated Financial Statements contained in PART II, ITEM 8 of the Company’s Annual Report on Form 10-K for the year ended December 25, 2021, for additional information.

Cash Flows

The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
(in thousands)	March 26, 2022	March 27, 2021
Cash provided by operating activities	$23,214	$21,020
Cash used in investing activities	(6,652)	(6,207)
Cash used in financing activities	(21,963)	(3,786)
Effect of foreign exchange on cash and cash equivalents	46	—
Net (decrease) increase in cash and cash equivalents	$(5,355)	$11,027

 During the three months ended March 26, 2022, cash provided by operating activities was $23.2 million compared to $21.0 million during the three months ended March 27, 2021. The $2.2 million increase was driven by higher sales of accounts receivable and higher accounts receivable collections, partially offset by timing of accounts payable payments during the three months ended March 26, 2022, as compared to the prior year.

Investing activities used cash of $6.7 million and $6.2 million during the three months ended March 26, 2022 and March 27, 2021, respectively. During the three months ended March 26, 2022, we received $0.6 million in cash related to the post-closing net working capital adjustment related to the Dayton Parts acquisition.

Financing activities used $22.0 million of cash during the three months ended March 26, 2022, compared to $3.8 million of cash provided during the three months ended March 27, 2021.

During the three months ended March 26, 2022, we repaid $10.0 million of the New Facility borrowing and paid $9.5 million to repurchase 98,350 shares of common stock under our share repurchase plan. During the three months ended March 27, 2021, we paid $3.0 million to repurchase 36,000 shares of common stock under the share repurchase plan.

The remaining uses of cash from financing activities in each period result primarily from the repurchase of our common stock from our 401(k) Plan and shares withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”).

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. All our available credit and accounts receivable sales programs bear interest at rates tied to LIBOR or alternative discount rates. Under the terms of the New Facility, a change in either the lender’s base rate or LIBOR would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in LIBOR or base rate would have increased our interest expense on our variable rate debt under the New Facility by approximately $0.6 million for the three months ended March 26, 2022.

Under the terms of our customer sponsored programs to sell accounts receivable, a change in either LIBOR or the discount rates would affect the amount of factoring costs we incur, and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in LIBOR or the discount rates on the accounts receivable sales programs would have increased our factoring costs for the three months ended March 26, 2022 by approximately $2.1 million.

Historically we have not used, and currently do not intend to use, derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risks, or interest rate risks from the use of derivative instruments. We did not hold any derivative instruments at March 26, 2022.

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

On August 10, 2021, we completed our acquisition of DPL Holding Corporation (“Dayton Parts”). We are in the process of evaluating the existing controls and procedures of Dayton Parts and integrating Dayton Parts into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for a period of one year following the date on which the acquisition is completed, we have excluded Dayton Parts from our assessment of the effectiveness of internal control over financial reporting as of March 26, 2022. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.

Changes in Internal Control Over Financial Reporting

Except for the acquisition of Dayton Parts noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the three months ended March 26, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The information set forth under Note 8, “Commitments and Contingencies,” to the Notes to Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this report is incorporated herein by reference.

ITEM 1A. Risk Factors

There have been no material changes in our risk factors from the risks previously reported in PART 1, ITEM 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 25, 2021. You should carefully consider the factors discussed in PART I, ITEM 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2021, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended March 26, 2022, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
December 26, 2021 through January 22, 2022 (1)	29,406	$108.63	19,200	$143,515,125
January 23, 2022 through February 19, 2022 (2)	38,180	$93.23	35,400	$140,224,502
February 20, 2022 through March 26, 2022 (3)	53,723	$95.85	43,750	$136,036,866
Total	121,309		98,350	$136,036,866
(1)

Includes 222 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock awards (“RSAs”) during the period. The RSAs were granted to participants in prior periods pursuant to our 2008 Stock Option and Stock Incentive Plan (the “2008 Plan”). Also includes 9,984 shares purchased from the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”) (as described in Note 12, “Common Stock Repurchases,” to the Notes to Condensed Consolidated Financial Statements).

(2)	Includes 2,780 shares purchased from the 401(k) Plan.
(3)

Includes 9,973 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of RSAs during the period. The RSAs were granted to participants in prior periods pursuant to the 2008 Plan and our 2018 Stock Option and Stock Incentive Plan.

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

The Exhibits included in this report are listed in the Exhibit Index on page 24, which is incorporated herein by reference.

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

The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended March 26, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended March 26, 2022, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

April 25, 2022

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)

 April 25, 2022

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)