Form 10-Q
period 2022-06-25
Dorman Products, Inc.
filed 2022-07-25
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2022

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

As of July 21, 2022 the registrant had 31,431,905 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

June 25, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net sales	$417,419	$310,635	$818,998	$598,647
Cost of goods sold	275,894	200,510	544,233	384,002
Gross profit	141,525	110,125	274,765	214,645
Selling, general and administrative expenses	92,058	69,517	178,586	132,386
Income from operations	49,467	40,608	96,179	82,259
Interest expense, net	1,565	63	2,796	184
Other income, net	(111)	(153)	(195)	(238)
Income before income taxes	48,013	40,698	93,578	82,313
Provision for income taxes	10,108	9,080	20,466	17,965
Net income	$37,905	$31,618	$73,112	$64,348
Other comprehensive income:
Change in foreign currency translation adjustment	$(1,999)	$—	$(303)	$—
Comprehensive Income	$35,906	$31,618	$72,809	$64,348

Earnings per share:
Basic	$1.21	$0.99	$2.32	$2.01
Diluted	$1.20	$0.99	$2.32	$2.00
Weighted average shares outstanding:
Basic	31,424	31,942	31,461	31,995
Diluted	31,535	32,089	31,568	32,136

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	June 25, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$51,966	$58,782
Accounts receivable, less allowance for doubtful accounts of $1,373 and $1,326	417,354	472,764
Inventories	634,774	531,988
Prepaids and other current assets	26,965	13,048
Total current assets	1,131,059	1,076,582
Property, plant and equipment, net	117,930	114,864
Operating lease right-of-use assets	96,580	59,029
Goodwill	197,165	197,332
Intangible assets, net	172,658	178,809
Other assets	45,775	46,503
Total assets	$1,761,167	$1,673,119
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$203,456	$177,389
Accrued compensation	14,391	26,636
Accrued customer rebates and returns	185,163	188,080
Revolving credit facility	229,360	239,360
Other accrued liabilities	27,965	33,583
Total current liabilities	660,335	665,048
Long-term operating lease liabilities	87,459	52,443
Other long-term liabilities	5,117	4,916
Deferred tax liabilities, net	17,299	17,976
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,425,224 and 31,607,509 shares issued and outstanding in 2022 and 2021, respectively	314	316
Additional paid-in capital	82,192	77,451
Retained earnings	910,194	856,409
Accumulated other comprehensive loss	(1,743)	(1,440)
Total shareholders’ equity	990,957	932,736
Total liabilities and shareholders' equity	$1,761,167	$1,673,119

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended June 25, 2022
	Common Stock
(in thousands, except share data)	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 26, 2022	31,479,916	$315	$78,906	$879,923	$256	$959,400
Exercise of stock options	14,808	—	957	—	—	957
Compensation expense under Incentive Stock Plan	—	—	2,118	—	—	2,118
Purchase and cancellation of common stock	(75,321)	(1)	(136)	(7,141)	—	(7,278)
Issuance of non-vested stock, net of cancellations	6,732	—	—	—	—	—
Other stock-related activity, net of tax	(911)	—	347	(493)	—	(146)
Other comprehensive income	—	—	—	—	(1,999)	(1,999)
Net income	—	—	—	37,905	—	37,905
Balance at June 25, 2022	31,425,224	$314	$82,192	$910,194	$(1,743)	$990,957

	Three Months Ended June 26, 2021
	Common Stock
(in thousands, except share data)	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 27, 2021	32,115,528	$321	$67,596	$815,894	$—	$883,811
Exercise of stock options	5,732	—	420	—	—	420
Compensation expense under Incentive Stock Plan	—	—	2,380	—	—	2,380
Purchase and cancellation of common stock	(266,871)	(2)	(480)	(26,793)	—	(27,275)
Issuance of non-vested stock, net of cancellations	38,120	—	2,493	—	—	2,493
Other stock-related activity, net of tax	(619)	—	(462)	—	—	(462)
Net income	—	—	—	31,618	—	31,618
Balance at June 26, 2021	31,891,890	$319	$71,947	$820,719	$—	$892,985

	Six Months Ended June 25, 2022
	Common Stock
(in thousands, except share data)	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 25, 2021	31,607,509	$316	$77,451	$856,409	$(1,440)	$932,736
Exercise of stock options	17,286	—	957	—	—	957
Compensation expense under Incentive Stock Plan	—	—	4,270	—	—	4,270
Purchase and cancellation of common stock	(186,435)	(2)	(336)	(17,857)	—	(18,195)
Issuance of non-vested stock, net of cancellations	4,221	—	377	—	—	377
Other stock-related activity, net of tax	(17,357)	—	(527)	(1,470)	—	(1,997)
Other comprehensive income	—	—	—	—	(303)	(303)
Net income	—	—	—	73,112	—	73,112
Balance at June 25, 2022	31,425,224	$314	$82,192	$910,194	$(1,743)	$990,957

	Six Months Ended June 26, 2021
	Common Stock
(in thousands, except share data)	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 26, 2020	32,168,740	$322	$64,085	$789,152	$—	$853,559
Exercise of stock options	17,346	—	736	—	—	736
Compensation expense under Incentive Stock Plan	—	—	4,491	—	—	4,491
Purchase and cancellation of common stock	(305,031)	(3)	(549)	(30,697)	—	(31,249)
Issuance of non-vested stock, net of cancellations	20,521	—	2,493	—	—	2,493
Other stock-related activity, net of tax	(9,686)	—	691	(2,084)	—	(1,393)
Net income	—	—	—	64,348	—	64,348
Balance at June 26, 2021	31,891,890	$319	$71,947	$820,719	$—	$892,985

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
(in thousands)	June 25, 2022	June 26, 2021
Cash Flows from Operating Activities:
Net income	$73,112	$64,348
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	19,600	16,850
Provision for doubtful accounts	56	31
Benefit for deferred income taxes	(551)	(213)
Provision for stock-based compensation	4,270	4,491
Changes in assets and liabilities:
Accounts receivable	55,341	14,605
Inventories	(102,824)	(58,039)
Prepaids and other current assets	(7,347)	(8,288)
Other assets	(726)	(3,451)
Accounts payable	25,565	8,818
Accrued customer rebates and returns	(2,917)	9,826
Accrued compensation and other liabilities	(26,193)	(9,891)
Cash provided by operating activities	37,386	39,087
Cash Flows from Investing Activities:
Proceeds from purchase price adjustment	595	—
Property, plant and equipment additions	(16,100)	(10,153)
Cash used in investing activities	(15,505)	(10,153)
Cash Flows from Financing Activities:
Payments of revolving credit line	(10,000)	—
Proceeds from exercise of stock options	894	736
Purchase and cancellation of common stock	(18,195)	(30,848)
Other stock-related activity	(1,386)	1,141
Cash used in financing activities	(28,687)	(28,971)
Effect of exchange rate changes on Cash and Cash Equivalents	(10)	—
Net Decrease in Cash and Cash Equivalents	(6,816)	(37)
Cash and Cash Equivalents, Beginning of Period	58,782	155,576
Cash and Cash Equivalents, End of Period	$51,966	$155,539
Supplemental Cash Flow Information
Cash paid for interest expense	$2,285	$140
Cash paid for income taxes	$36,700	$26,436

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 25, 2022 AND JUNE 26, 2021

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM.”

The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 25, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers. The introduction of new products and product lines to customers may cause significant fluctuations from quarter to quarter. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
2.	Business Acquisitions and Investments

On August 10, 2021, we acquired 100% of the equity interests of DPL Holding Corporation (“Dayton Parts”), a manufacturer of chassis and other parts designed to serve the heavy-duty vehicle sector of the aftermarket, for a purchase price of $344.9 million in cash (net of $8.8 million of acquired cash) after certain customary post-acquisition purchase price adjustments. In the six months ended June 25, 2022, we received $0.6 million in cash as proceeds from the closing net working capital adjustments. The acquisition was funded by cash on hand and borrowings under our revolving credit facility.

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

The goodwill recognized is attributable primarily to strategic and synergistic opportunities related to the Company’s and Dayton Parts’ existing aftermarket businesses, the assembled workforce of Dayton Parts and other factors. The goodwill is not expected to be deductible for tax purposes.

The financial results of the acquisition have been included in the unaudited condensed consolidated financial statements since the date of acquisition.
3.	Sales of Accounts Receivable

We have entered several customer-sponsored programs administered by unrelated financial institutions that permit us to sell (factor) certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and the related accounts receivable were removed from our Condensed Consolidated Balance Sheets at the times of the sales transactions. Under these agreements, we sold $262.9 million and $223.8 million of accounts receivable during the three months ended June 25, 2022 and June 26, 2021, respectively, and $538.1 million and $433.7 million of accounts receivable during the six months ended June 25, 2022 and June 26, 2021 respectively. Selling, general and administrative expenses include factoring costs associated with these accounts receivable sales programs of $8.3 million and $2.9 million during the three months ended June 25, 2022 and June 26, 2021, respectively, and $13.2 million and $5.5 million during the six months ended June 25, 2022 and June 26, 2021, respectively. The increase in factoring costs for the three and six months ended June 25, 2022 compared to the prior year periods was primarily driven by higher LIBOR and other reference rates, and higher accounts receivable sold under these programs.

4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	June 25, 2022	December 25, 2021
Raw materials	$15,997	$12,746
Bulk product	236,354	225,879
Finished product	373,537	287,415
Packaging materials	8,886	5,948
Total	$634,774	$531,988

5.	Leases

During the six months ended June 25, 2022, we entered into a warehouse and distribution services agreement with a third-party. In connection with the services agreement, we have agreed to reimburse the service provider for substantially all of its facility costs applicable to the warehouse where services are provided. This agreement resulted in a deemed new lease for the company for accounting purposes. The lease commenced on March 1, 2022 and runs through February 28, 2034. The lease includes fixed rental payments as well as variable payments for operating expenses that will be billed based on actual costs.

Upon the lease commencement date, we recorded an operating lease right of use asset of $35.1 million, a short-term operating lease liability (included in other accrued liabilities in the consolidated balance sheet) of $2.0 million, and a long-term operating lease liability of $33.1 million.

The following table summarizes the maturities of the lease liability for our new deemed lease as of June 25, 2022:

(in thousands)	June 25, 2022
Remainder of 2022	$1,548
2023	3,160
2024	3,239
2025	3,320
2026	3,403
2027 and thereafter	27,001
Total remaining fixed lease payments	$41,671

6.	Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)
Balance at December 25, 2021	$197,332
Foreign currency translation	(167)
Balance at June 25, 2022	$197,165

Intangible Assets

Intangible assets included the following:

	June 25, 2022			December 25, 2021
Intangible assets subject to amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Customer relationships	$149,150	$16,636	$132,514	$149,150	$12,139	$137,011
Trade names	17,760	3,446	14,314	17,760	2,592	15,168
Product Portfolio	25,300	1,093	24,207	25,300	460	24,840
Technology	2,167	695	1,472	2,167	571	1,596
Other	430	279	151	430	236	194
Total	$194,807	$22,149	$172,658	$194,807	$15,998	$178,809

Amortization expense was $3.1 million and $0.9 million during the three months ended June 25, 2022 and June 26, 2021, respectively and $6.1 million and $1.7 million during the six months ended June 25, 2022 and June 26, 2021, respectively.
7.	Revolving Credit Facility

As of June 25, 2022 and December 25, 2021, the interest rate on the outstanding borrowings under our revolving credit facility was 3.25% and 1.35%, respectively.

8.	Commitments and Contingencies

Acquisitions

We have contingent consideration related to a prior acquisition due to the uncertainty of the ultimate amount of payment that will become due as earnout payments if performance targets are achieved. If the remaining performance targets for the prior acquisition are fully achieved, the maximum additional contingent payment to be made under the related acquisition agreement would be $3.6 million.

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

All our revenue was recognized under the point of time approach during the six months ended June 25, 2022 and June 26, 2021. Also, we do not have significant financing arrangements with our customers. Our credit terms are all less than one year. Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

Disaggregated Revenue

The following tables present our disaggregated revenue by type of major good / product line, and geography.

	Three Months Ended		Six Months Ended
(in thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Powertrain	$156,555	$128,811	$308,783	$249,933
Chassis	177,732	98,551	338,594	184,038
Automotive body	69,767	66,970	143,047	135,632
Hardware	13,365	16,303	28,574	29,044
Total	$417,419	$310,635	$818,998	$598,647

	Three Months Ended		Six Months Ended
(in thousands)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Net sales to U.S. customers	$384,223	$295,081	$757,841	$568,231
Net sales to non-U.S. customers	33,196	15,554	61,157	30,416
Total	$417,419	$310,635	$818,998	$598,647

10.	Stock-Based Compensation

Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)

Vesting of RSA and RSU grants is conditional based on continued employment or service for a specified period and, in certain circumstances, the attainment of performance goals. We retain the shares underlying the grant, and any dividends paid thereon, until the vesting conditions have been met. For time-based RSA and RSU grants, compensation cost related to the awards is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. For performance-based RSA grants tied to growth in adjusted pre-tax income, compensation cost related to the award is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions at each reporting date. Since March 2020, we have made performance-based RSU grants that vest based on our total shareholder return ranking relative to the total shareholder return of the companies comprising the S&P Mid-Cap 400 Growth Index over a three-year performance period. For these awards, compensation cost related to the award is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model. For the six months ended June 25, 2022, we granted 23,995 performance-based RSUs with a grant date fair value of $111.31 per share. For the six months ended June 26, 2021, we granted 17,714 performance-based RSUs with a grant date fair value of $131.02 per share.

Compensation cost related to RSA and RSU grants was $1.7 million and $1.3 million for the three months ended June 25, 2022 and June 26, 2021, respectively, and $3.3 million and $3.1 million for the six months ended June 25, 2022 and June 26, 2021, respectively, and was included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

The following table summarizes our RSA and RSU activity for the six months ended June 25, 2022:

	Shares	Weighted Average Fair Value
Balance at December 25, 2021	206,677	$85.97
Granted	95,226	$100.79
Vested	(51,027)	$83.67
Canceled	(40,002)	$83.51
Balance at June 25, 2022	210,874	$93.69

As of June 25, 2022, there was $14.6 million of unrecognized compensation cost related to unvested RSA and RSU grants that is expected to be recognized over a weighted average period of 2.4 years.

Stock Options

We expense the grant-date fair value of stock options as compensation cost on a straight-line basis over the vesting period for which related services are performed. The compensation cost charged against income was $0.4 million and $0.3 million for the three months ended June 25, 2022 and June 26, 2021, respectively, and $0.8 million and $0.6 million for the six months ended June 25, 2022 and June 26, 2021, respectively, and was included as selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

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

The following table summarizes our stock option activity for the six months ended June 25, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 25, 2021	233,396	$77.85
Granted	78,574	$97.16
Cancelled	(11,236)	$77.45
Exercised	(30,972)	$71.73
Balance at June 25, 2022	269,762	$84.20	5.8	$5,532,808
Exercisable at June 25, 2022	94,126	$76.03	4.3	$2,699,534

As of June 25, 2022, there was $3.4 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 3.1 years.

Employee Stock Purchase Plan (“ESPP”)

During the six months ended June 25, 2022 and June 26, 2021, we purchased 4,615 shares and 36,077 shares, respectively, under the ESPP. Compensation cost related to the ESPP was $0.0 million and $0.7 million for the three months ended June 25, 2022 and June 26, 2021, respectively, and $0.1 million and $0.7 million for the six months ended June 25, 2022 and June 26, 2021, respectively.
11.	Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding unvested RSAs which are considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards that were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive totaled 37,000 shares and 19,000 shares for the three months ended June 25, 2022 and June 26, 2021, respectively, and 32,000 shares and 14,000 shares for the six months ended June 25, 2022 and June 26, 2021, respectively.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021

Net income	$37,905	$31,618	$73,112	$64,348
Denominator:
Weighted average basic shares outstanding	31,424	31,942	31,461	31,995
Effect of stock-based compensation awards	111	147	107	141
Weighted average diluted shares outstanding	31,535	32,089	31,568	32,136
Earnings Per Share:
Basic	$1.21	$0.99	$2.32	$2.01
Diluted	$1.20	$0.99	$2.32	$2.00

12.	Common Stock Repurchases

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

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Shares repurchased and canceled	7,621	982	20,385	3,142
Total cost of shares repurchased and canceled (in thousands)	$752	$106	$2,140	$316
Average price per share	$98.71	$107.63	$104.99	$100.49

Separately, our Board of Directors has authorized the repurchase of up to $500 million of our common stock through December 31, 2022 under a previously announced share repurchase program. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. At June 25, 2022, $129.5 million was available for repurchase under this share repurchase program. The following table summarizes the repurchase and cancellation of common stock under the share repurchase program:

	Three Months Ended		Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Shares repurchased and canceled	67,700	265,889	166,050	301,889
Total cost of shares repurchased and canceled (in thousands)	$6,525	$27,171	$16,054	$30,934
Average price per share	$96.38	$102.19	$96.68	$102.47

On July 21, 2022, the Company’s Board of Directors authorized a $100 million increase and two-year extension to the share repurchase program, raising the aggregate authorization under the program to $600 million and extending it through December 31, 2024.
13.	Income Taxes

At June 25, 2022, we had $1.3 million of net unrecognized tax benefits, all of which would lower our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 25, 2022, accrued interest and penalties related to uncertain tax positions were not material.

We file income tax returns in the United States, Canada, China, India, and Mexico. All years before 2017 are closed for U.S. federal tax purposes. Tax years before 2017 are closed for the states in which we file. Tax years before 2019 are closed for tax purposes in Canada. Tax years before 2019 are closed for tax purposes in China. Tax years before 2017 are closed for tax purposes in Mexico. All tax years remain open for India.
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

We are a partner in a joint venture with one of our suppliers and own minority interests in two other suppliers. One of these investments is accounted for under the equity method and one is accounted for under the cost method.

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

Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date such statements were made. Such forward-looking statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors (many of which are outside of our control). Such risks, uncertainties and other factors relate to, among other things: the impacts of COVID-19; competition in and the evolution of the motor vehicle aftermarket industry; changes in our relationships with, or the loss of, any customers or suppliers; our ability to develop, market and sell new and existing products; our ability to anticipate and meet customer demand; our ability to purchase necessary materials from our suppliers and the impacts of any related logistics constraints; financial and economic factors, such as our level of indebtedness, fluctuations in interest rates and inflation; political and regulatory matters, such as changes in trade policy, the imposition of tariffs and climate regulation; our ability to protect our intellectual property and defend against any claims of infringement; and our ability to protect our information security systems and defend against cyberattacks.

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

Overview

We are one of the leading suppliers of replacement parts and fasteners for passenger cars and light-, medium-, and heavy-duty trucks in the motor vehicle aftermarket industry. As of December 25, 2021, we marketed approximately

118,000 distinct parts compared to approximately 81,000 as of December 26, 2020, many of which we designed and engineered. This number excludes private label stock keeping units and other variations in how we market, package and distribute our products, includes distinct parts of acquired companies and reflects distinct parts that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We are one of the leading aftermarket suppliers of parts that were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, leaf springs, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers, and complex electronics modules.

We generate the majority of our net sales from customers in the North American motor vehicle aftermarket industry, primarily in the United States. Our products are sold primarily through aftermarket retailers, including through their on-line platforms; national, regional and local warehouse distributors and specialty markets; and salvage yards. We also distribute aftermarket parts outside the United States, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East and Australia.

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

In the six months ended June 25, 2022, we introduced 2,596 new distinct parts to our customers and end-users, including 855 “New-to-the-Aftermarket” parts. We introduced 4,315 new distinct parts to our customers and end-users in the fiscal year ended December 25, 2021, including 990 “New-to-the-Aftermarket” parts.

One area of focus has been our complex electronics program, which capitalizes on the growing number of electronic components being utilized on today’s OE platforms. New vehicles contain an average of approximately 50 electronic modules, with some high-end luxury vehicles containing over 100 modules. Our complex electronics products are designed and developed in-house and tested to help ensure consistent performance, and our product portfolio is focused on further developing our leadership position in the category.

Another area of focus has been on Dorman® HD Solutions™, a line of products we market for the medium- and heavy-duty truck sector of the motor vehicle aftermarket industry. We believe that this sector provides many of the same opportunities for growth that the passenger car and light-duty truck sector of the motor vehicle aftermarket industry has provided us. Through Dorman® HD Solutions™, we specialize in offering heavy-duty parts that were traditionally only available from original equipment manufacturers or salvage yards, similar to how we approach the passenger car and light-duty truck sector.

Acquisitions

A key component of our strategy is growth through acquisitions. For example, on August 10, 2021, we acquired Dayton Parts, a manufacturer of chassis and other parts designed to serve the heavy-duty vehicle sector of the aftermarket. See Note 2, Business Acquisitions and Investments under Notes to Condensed Consolidated Financial Statements for

additional information. We may acquire businesses in the future to supplement our financial growth, increase our customer base, add to our distribution capabilities or enhance our product development resources, among other reasons.

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

In addition, we believe that vehicle owners generally are operating their current vehicles longer than they did several years ago, performing necessary repairs and maintenance to keep those vehicles well maintained. We believe this trend has resulted in an increase in VIO. According to data published by Polk, a division of IHS Automotive, the average age of VIO increased to 12.2 years as of October 2021 from 12.0 years as of October 2020 despite increasing new car sales. Additionally, while the total number of VIO in the United States increased 4% in 2021 to 291.9 million from 279.8 million in 2020, the percentage of VIO that are 11 years old or older decreased from 60% in 2020 to 57% in 2021.

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

Impact of Labor Market and Inflationary Costs

We have experienced broad-based inflationary impacts during the six months ended June 25, 2022 as well as the year ended December 25, 2021, due primarily to global transportation and logistics constraints, which have resulted in significantly higher transportation costs; tariffs; material costs; and wage inflation from an increasingly competitive labor market. We expect increased freight, higher labor costs and material inflation costs to continue to negatively impact our results through fiscal 2022. We attempt to offset inflationary pressures with cost saving initiatives, price increases to customers and the use of alternative suppliers. Although we have implemented pass-through price increases to offset inflationary cost impacts, the price increases have often been implemented after we have experienced higher costs resulting in a lag effect to the full recovery of these costs. Furthermore, pricing increases that we implemented to pass through the increased costs had no added profit dollars and consequently resulted in lower gross and operating margin percentages. There can be no assurance that we will be successful in implementing pricing increases in the future to recover increased inflationary costs.

Impact of Interest Rates

Our business is subject to interest rate risk under the terms of our accounts receivable sales programs, as a change in LIBOR or alternative discount rates affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our revolving credit facility bear interest at variable rates tied to LIBOR or the lender’s base rate. Under the terms of the revolving credit facility, a change in interest rates affects the rate at which we can borrow funds thereunder and also impacts the interest cost on existing borrowings. During the six months ended June 25, 2022, we have seen significant increases in LIBOR which have impacted our results as discussed in Results of Operations that follows. We expect LIBOR rates will continue to increase throughout the remainder of fiscal 2022, increasing the costs associated with our accounts receivable sales programs and outstanding borrowings. In addition, in connection with the potential phaseout of LIBOR, to the extent any financial institutions with which we deal transition from LIBOR to other reference rates, our results of operations may be affected.

COVID-19

While COVID-19 did not adversely affect demand for our products for the six months ended June 25, 2022, during the period we did experience pandemic-related pressures in the global supply network that caused logistical issues, including higher freight costs, supplier lead time delays of products, and inflation with respect to materials and labor costs, which impacted our results. We currently expect those pressures to continue to exist throughout the remainder of fiscal 2022.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations:

	Three Months Ended*				Six Months Ended*
(in thousands, except percentage data)	June 25, 2022		June 26, 2021		June 25, 2022		June 26, 2021
Net sales	$417,419	100.0%	$310,635	100.0%	$818,998	100.0%	$598,647	100.0%
Cost of goods sold	275,894	66.1%	200,510	64.5%	544,233	66.5%	384,002	64.1%
Gross profit	141,525	33.9%	110,125	35.5%	274,765	33.5%	214,645	35.9%
Selling, general and administrative expenses	92,058	22.1%	69,517	22.4%	178,586	21.8%	132,386	22.1%
Income from operations	49,467	11.9%	40,608	13.1%	96,179	11.7%	82,259	13.7%
Interest expense, net	1,565	0.4%	63	0.0%	2,796	0.3%	184	0.0%
Other income, net	(111)	-0.0%	(153)	-0.0%	(195)	-0.0%	(238)	-0.0%
Income before income taxes	48,013	11.5%	40,698	13.1%	93,578	11.4%	82,313	13.7%
Provision for income taxes	10,108	2.4%	9,080	2.9%	20,466	2.5%	17,965	3.0%
Net income	$37,905	9.1%	$31,618	10.2%	$73,112	8.9%	$64,348	10.7%

* Percentage of sales information may not add due to rounding

Three Months Ended June 25, 2022 Compared to Three Months Ended June 26, 2021

Net sales increased 34% to $417.4 million for the three months ended June 25, 2022 from $310.6 million for the three months ended June 26, 2021. The increase in net sales reflected the addition of Dayton Parts; a continuation of favorable underlying industry dynamics across our customer channels; increased new product penetration, and price increases to offset rising supply chain costs, wage pressures and commodity inflation. Net sales growth for the three months ended June 25, 2022 excluding Dayton Parts was 13%.

Gross profit margin was 33.9% of net sales for the three months ended June 25, 2022 compared to 35.5% of net sales for the three months ended June 26, 2021. Dayton Parts had a 110-basis-point dilutive impact on gross profit margin for the three months ended June 25, 2022. Gross margin contraction was also driven by broad-based cost pressures due to global supply chain constraints as well as commodity and wage rate inflation. Dorman continued to implement cost-savings initiatives and price increases to offset the inflationary cost pressures experienced during the quarter that maintained gross profit dollars but resulted in a lower gross margin percentage.

Selling, general and administrative expenses (“SG&A”) were $92.1 million, or 22.1% of net sales, for the three months ended June 25, 2022 compared to $69.5 million, or 22.4% of net sales, for the three months ended June 26, 2021. The decrease in SG&A expenses as a percentage of net sales was primarily due to improved leverage from the increase in net sales noted above, partially offset by the impact of higher interest rates on our customer accounts receivable factoring programs, combined with higher wage and benefits inflation. Dayton Parts had a 100-basis-point dilutive impact on SG&A expenses as a percentage of net sales for the three months ended June 25, 2022.

Our effective tax rate was 21.1% for the three months ended June 25, 2022 compared to 22.3% for the three months ended June 26, 2021. The decrease to the effective tax rate was primarily the result of favorable discrete items recorded in the three months ended June 25, 2022 related to a change in New Jersey’s combined reporting guidance, partially offset by an increase in state tax expense and higher Canadian income tax associated with the Canadian operations acquired as part of the Dayton Parts transaction.

Six Months Ended June 25, 2022 Compared to Six Months Ended June 26, 2021

Net sales increased 37% to $819.0 million for the six months ended June 25, 2022 from $598.6 million for the six months ended June 26, 2021. The increase in net sales reflected the addition of Dayton Parts, a continuation of favorable underlying industry dynamics across our customer channels, increased new product penetration, and price increases to offset rising supply chain costs, wage pressures and commodity inflation. Net sales growth for the six months ended June 25, 2022 excluding Dayton Parts was 17%.

Gross profit margin was 33.5% of net sales for the six months ended June 25, 2022 compared to 35.9% of net sales for the six months ended June 26, 2021. Dayton Parts had a 130-basis-point dilutive impact on gross profit margin for the six months ended June 25, 2022. Gross margin contraction was also driven by broad-based cost pressures due to global supply chain constraints as well as commodity and wage rate inflation. Dorman continued to implement cost-savings initiatives and price increases to offset the inflationary cost pressures experienced during the period that maintained gross profit dollars but resulted in a lower gross margin percentage.

Selling, general and administrative expenses (“SG&A”) were $178.6 million, or 21.8% of net sales, for the six months ended June 25, 2022 compared to $132.4 million, or 22.1% of net sales, for the six months ended June 26, 2021. The decrease in SG&A expenses as a percentage of net sales was primarily due to improved leverage from the increase in net sales noted above, partially offset by the impact of higher interest rates on our customer accounts receivable factoring programs combined with higher wage and benefits inflation.

Our effective tax rate was 21.9% for the six months ended June 25, 2022 compared to 21.8% for the six months ended June 26, 2021. The increase in the effective tax rate was due to an increase in state tax expense and higher Canadian income tax associated with the Canadian operations acquired as part of the Dayton Parts transaction, offset by favorable discrete items related to the change in New Jersey’s combined reporting guidance.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by certain customers. Cash and cash equivalents were $52.0 million at June 25, 2022 compared to $58.8 million at December 25, 2021. During the six months ended June 25, 2022, cash provided from operating activities was offset by share repurchases under our publicly announced repurchase program and capital expenditures. Working capital was $470.7 million at June 25, 2022 compared to $411.5 million at December 25, 2021. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, increases in interest rates (including LIBOR or other reference rates), the outcome of contingencies or other factors.

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

During the six months ended June 25, 2022 and June 26, 2021, we sold $538.1 million and $433.7 million of accounts receivable, respectively, under these programs. If receivables had not been sold over the previous twelve months, approximately $784.8 million and $598.8 million of additional accounts receivable would have been outstanding at June 25, 2022 and December 25, 2021, respectively, based on our standard payment terms. We had capacity to sell more accounts receivable under these programs if the needs of the business warranted. Further extensions of customer payment terms would result in additional uses of cash or increased costs associated with the sales of accounts receivable.

During the six months ended June 25, 2022 and June 26, 2021, factoring costs associated with these accounts receivable sales programs were $13.2 million and $5.5 million, respectively. The increase in factoring costs year over year was primarily driven by higher LIBOR and other reference rates, and higher accounts receivable sold under these programs.

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

As of June 25, 2022, there was $229.4 million in outstanding borrowings under the New Facility and two outstanding letters of credit for $0.8 million in the aggregate which were issued to secure ordinary course of business transactions. Net of outstanding borrowings and letters of credit, we had $369.8 million available under the New Facility at June 25, 2022.

Refer to Note 7, “Long-Term Debt” to the Notes to Condensed Consolidated Financial Statements contained in PART II, ITEM 8 of the Company’s Annual Report on Form 10-K for the year ended December 25, 2021, for additional information.

Cash Flows

The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
(in thousands)	June 25, 2022	June 26, 2021
Cash provided by operating activities	$37,386	$39,087
Cash used in investing activities	(15,505)	(10,153)
Cash used in financing activities	(28,687)	(28,971)
Effect of foreign exchange on cash and cash equivalents	(10)	—
Net decrease in cash and cash equivalents	$(6,816)	$(37)

During the six months ended June 25, 2022, cash provided by operating activities was $37.4 million compared to $39.1 million during the six months ended June 26, 2021. The $1.7 million decrease was driven by higher cash outflows for working capital, partially offset by higher income during the six months ended June 25, 2022, compared to the prior year. The higher cash outflows for working capital were primarily driven by higher inventory purchases to meet demand partially offset by the benefits of accounts receivable collections from higher factoring during the six months ended June 25, 2022.

Investing activities used cash of $15.5 million and $10.2 million during the six months ended June 25, 2022 and June 26, 2021, respectively. The increase in cash usage during the current year was driven by higher capital expenditures resulting from the addition of Dayton Parts and for added investment in our distribution network. During the six months ended June 25, 2022, we received $0.6 million in cash related to the post-closing net working capital adjustment related to the Dayton Parts acquisition.

Financing activities used $28.7 million and $29.0 million of cash during the six months ended June 25, 2022 and June 26, 2021, respectively.

During the six months ended June 25, 2022, we repaid $10.0 million of the New Facility borrowing and paid $16.1 million to repurchase 166,050 shares of common stock under our share repurchase plan. During the six months ended June 26, 2021, we paid $30.9 million to repurchase 301,889 shares of common stock under our share repurchase plan.

The remaining uses of cash from financing activities in each period result primarily from the repurchase of our common stock from our 401(k) Plan and shares withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”).

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. All our available accounts receivable sales programs and credit incur factoring costs (sales programs) or bear interest (borrowings) at rates tied to LIBOR or alternative discount rates.

Under the terms of our customer-sponsored programs to sell accounts receivable, a change in either LIBOR or the discount rates would affect the amount of factoring costs we incur, and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in LIBOR or the discount rates on the accounts receivable sales programs would have increased our factoring costs for the three and six months ended June 25, 2022 by approximately $2.0 million and $4.1 million, respectively.

Under the terms of the New Facility, a change in either the lender’s base rate or LIBOR would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in LIBOR or base rate would have increased our interest expense on our variable rate debt under the New Facility by approximately $0.6 million and $1.2 million for the three and six months ended June 25, 2022, respectively.

Historically we have not used derivative financial instruments for trading or to speculate on changes in interest rates or commodity prices. We are not exposed to any significant market risks, foreign currency exchange risks, or interest rate risks from the use of derivative instruments, as we did not hold any derivative instruments at June 25, 2022.

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

On August 10, 2021, we completed our acquisition of DPL Holding Corporation (“Dayton Parts”). We are in the process of evaluating the existing controls and procedures of Dayton Parts and integrating Dayton Parts into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for a period of one year following the date on which the acquisition is completed, we have excluded Dayton Parts from our assessment of the effectiveness of internal control over financial reporting as of June 25, 2022. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.

Changes in Internal Control Over Financial Reporting

Except for the acquisition of Dayton Parts noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the three months ended June 25, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended June 25, 2022, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
March 27, 2022 through April 23, 2022 (1)	31,756	$95.41	31,450	$133,036,702
April 24, 2022 through May 21, 2022 (2)	41,735	$97.29	36,250	$129,511,749
May 22, 2022 through June 25, 2022 (3)	2,450	$101.14	—	$129,511,749
Total	75,941		67,700	$129,511,749
(1)

Includes 306 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock awards (“RSAs”) during the period. The RSAs were granted to participants in prior periods pursuant to our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan”).

(2)

Includes 241 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of RSAs during the period. The RSAs were granted to participants in prior periods pursuant to the 2018 Plan. Also includes 5,244 shares purchased from the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”) (as described in Note 12, “Common Stock Repurchases,” to the Notes to Condensed Consolidated Financial Statements).

(3)

Includes 73 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of RSAs during the period. The RSAs were granted to participants in prior periods pursuant to our 2008 Stock Option and Stock Incentive Plan (the “2008 Plan”). Also includes 2,377 purchased from the 401(k) Plan.

(4)

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several expansions and extensions, our Board of Directors has expanded the program to $500 million and extended the program through December 31, 2022. Amounts shown assume that the program expansion was effective at the beginning of the period indicated. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. In July 2022, the Company’s Board of Directors authorized a $100 million increase and two-year extension to the Company’s share repurchase program, raising the aggregate authorization under the program to $600 million and extending it through December 31, 2024.

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

The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended June 25, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended June 25, 2022, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

July 25, 2022

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)

 July 25, 2022

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)