Form 10-Q
period 2022-09-24
Dorman Products, Inc.
filed 2022-10-24
CIK 868780

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2022

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

As of October 20, 2022 the registrant had 31,418,575 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 24, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net sales	$413,470	$348,426	$1,232,468	$947,073
Cost of goods sold	281,559	231,572	825,792	615,574
Gross profit	131,911	116,854	406,676	331,499
Selling, general and administrative expenses	89,814	72,663	268,400	205,049
Income from operations	42,097	44,191	138,276	126,450
Interest expense, net	2,344	733	5,140	918
Other expense (income), net	65	(95)	(130)	(334)
Income before income taxes	39,688	43,553	133,266	125,866
Provision for income taxes	9,087	10,449	29,553	28,414
Net income	$30,601	$33,104	$103,713	$97,452
Other comprehensive income:
Change in foreign currency translation adjustment	$(2,112)	$—	$(2,415)	$—
Comprehensive Income	$28,489	$33,104	$101,298	$97,452

Earnings per share:
Basic	$0.97	$1.04	$3.30	$3.06
Diluted	$0.97	$1.04	$3.29	$3.04
Weighted average shares outstanding:
Basic	31,411	31,692	31,444	31,895
Diluted	31,545	31,842	31,561	32,039

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(in thousands, except for share data)	September 24, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$35,435	$58,782
Accounts receivable, less allowance for doubtful accounts of $1,388 and $1,326	433,229	472,764
Inventories	677,898	531,988
Prepaids and other current assets	30,456	13,048
Total current assets	1,177,018	1,076,582
Property, plant and equipment, net	122,106	114,864
Operating lease right-of-use assets	92,440	59,029
Goodwill	195,725	197,332
Intangible assets, net	169,046	178,809
Other assets	44,873	46,503
Total assets	$1,801,208	$1,673,119
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$199,180	$177,389
Accrued compensation	15,523	26,636
Accrued customer rebates and returns	199,779	188,080
Revolving credit facility	229,360	239,360
Other accrued liabilities	30,036	33,583
Total current liabilities	673,878	665,048
Long-term operating lease liabilities	83,983	52,443
Other long-term liabilities	5,159	4,916
Deferred tax liabilities, net	17,147	17,976
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,419,392 and 31,607,509 shares issued and outstanding in 2022 and 2021, respectively	314	316
Additional paid-in capital	85,374	77,451
Retained earnings	939,208	856,409
Accumulated other comprehensive loss	(3,855)	(1,440)
Total shareholders’ equity	1,021,041	932,736
Total liabilities and shareholders' equity	$1,801,208	$1,673,119

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Three Months Ended September 24, 2022
	Common Stock
(in thousands, except share data)	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 25, 2022	31,425,224	$314	$82,192	$910,194	$(1,743)	$990,957
Exercise of stock options	169	—	14	—	—	14
Compensation expense under Incentive Stock Plan	—	—	2,472	—	—	2,472
Purchase and cancellation of common stock	(14,700)	—	(26)	(1,496)	—	(1,522)
Issuance of non-vested stock, net of cancellations	9,626	—	812	—	—	812
Other stock-related activity, net of tax	(927)	—	(90)	(91)	—	(181)
Other comprehensive income	—	—	—	—	(2,112)	(2,112)
Net income	—	—	—	30,601	—	30,601
Balance at September 24, 2022	31,419,392	$314	$85,374	$939,208	$(3,855)	$1,021,041

	Three Months Ended September 25, 2021
	Common Stock
(in thousands, except share data)	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at June 26, 2021	31,891,890	$319	$71,947	$820,719	$—	$892,985
Exercise of stock options	2,260	—	173	—	—	173
Compensation expense under Incentive Stock Plan	—	—	1,721	—	—	1,721
Purchase and cancellation of common stock	(234,044)	(2)	(421)	(22,941)	—	(23,364)
Issuance of non-vested stock, net of cancellations	(537)	—	—	—	—	—
Other stock-related activity, net of tax	(866)	—	(95)	—	—	(95)
Net income	—	—	—	33,104	—	33,104
Balance at September 25, 2021	31,658,703	$317	$73,325	$830,882	$—	$904,524

	Nine Months Ended September 24, 2022
	Common Stock
(in thousands, except share data)	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 25, 2021	31,607,509	$316	$77,451	$856,409	$(1,440)	$932,736
Exercise of stock options	17,455	—	971	—	—	971
Compensation expense under Incentive Stock Plan	—	—	6,742	—	—	6,742
Purchase and cancellation of common stock	(201,135)	(2)	(362)	(19,353)	—	(19,717)
Issuance of non-vested stock, net of cancellations	13,847	—	1,189	—	—	1,189
Other stock-related activity, net of tax	(18,284)	—	(617)	(1,561)	—	(2,178)
Other comprehensive income	—	—	—	—	(2,415)	(2,415)
Net income	—	—	—	103,713	—	103,713
Balance at September 24, 2022	31,419,392	$314	$85,374	$939,208	$(3,855)	$1,021,041

	Nine Months Ended September 25, 2021
	Common Stock
(in thousands, except share data)	Shares Issued	Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 26, 2020	32,168,740	$322	$64,085	$789,152	$—	$853,559
Exercise of stock options	19,606	—	909	—	—	909
Compensation expense under Incentive Stock Plan	—	—	6,212	—	—	6,212
Purchase and cancellation of common stock	(539,075)	(5)	(970)	(53,638)	—	(54,613)
Issuance of non-vested stock, net of cancellations	19,984	—	2,493	—	—	2,493
Other stock-related activity, net of tax	(10,552)	—	596	(2,084)	—	(1,488)
Net income	—	—	—	97,452	—	97,452
Balance at September 25, 2021	31,658,703	$317	$73,325	$830,882	$—	$904,524

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
(in thousands)	September 24, 2022	September 25, 2021
Cash Flows from Operating Activities:
Net income	$103,713	$97,452
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	31,131	24,931
Provision for doubtful accounts	80	61
Benefit for deferred income taxes	(546)	(414)
Provision for stock-based compensation	6,742	6,212
Payment of contingent consideration	—	(2,418)
Changes in assets and liabilities:
Accounts receivable	39,325	20,746
Inventories	(146,278)	(97,156)
Prepaids and other current assets	(7,228)	(7,216)
Other assets	157	(3,639)
Accounts payable	17,887	20,456
Accrued customer rebates and returns	11,712	23,786
Accrued compensation and other liabilities	(27,351)	(5,200)
Cash provided by operating activities	29,344	77,601
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	595	(345,483)
Property, plant and equipment additions	(23,780)	(15,274)
Cash used in investing activities	(23,185)	(360,757)
Cash Flows from Financing Activities:
Proceeds of revolving credit line	—	252,360
Payments of revolving credit line	(10,000)	(3,000)
Payment of contingent consideration	—	(7,982)
Payment of debt issuance costs	—	(4,215)
Proceeds from exercise of stock options	971	909
Purchase and cancellation of common stock	(19,717)	(54,272)
Other stock-related activity	(664)	1,055
Cash (used in) provided by financing activities	(29,410)	184,855
Effect of exchange rate changes on Cash and Cash Equivalents	(96)	(12)
Net Decrease in Cash and Cash Equivalents	(23,347)	(98,313)
Cash and Cash Equivalents, Beginning of Period	58,782	155,576
Cash and Cash Equivalents, End of Period	$35,435	$57,263
Supplemental Cash Flow Information
Cash paid for interest expense	$4,366	$567
Cash paid for income taxes	$49,670	$37,500

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 24, 2022 AND SEPTEMBER 25, 2021

(UNAUDITED)

1.	Basis of Presentation

As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM.”

The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 24, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022 or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers and the introduction of new products and product lines to customers. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
2.	Business Acquisitions and Investments

DPL Holding Corporation (“Dayton Parts”)

On August 10, 2021, we acquired 100% of the equity interests of Dayton Parts, a manufacturer of chassis and other parts designed to serve the heavy-duty vehicle sector of the aftermarket, for a purchase price of $344.9 million in cash (net of $8.8 million of acquired cash) after certain customary post-acquisition purchase price adjustments. In the nine months ended September 24, 2022, we received $0.6 million in cash as proceeds from the closing net working capital adjustments. The acquisition was funded by cash on hand and borrowings under our revolving credit facility.

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

The unaudited pro forma information for the periods set forth below gives effect to the Dayton Parts acquisition as if it had occurred as of December 29, 2019.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time.

	Three Months Ended	Nine Months Ended
(in thousands)	September 25, 2021	September 25, 2021
Net sales	$371,408	$1,070,238
Net income	$37,089	$108,016
Diluted earnings per share	$1.16	$3.37

The financial results of the acquisition have been included in the unaudited condensed consolidated financial statements since the date of acquisition.

Super ATV, LLC (“SuperATV”)

On October 4, 2022 (the “Closing Date”), Dorman acquired 100% of the issued and outstanding equity interests of SuperATV (the “Transaction”), for aggregate consideration of $490 million, subject to certain customary adjustments based on, among other things, the amount of cash, debt and working capital in the business of SuperATV as of the closing of the Transaction, plus a potential earn-out payment to the sellers of SuperATV not to exceed $100 million in the aggregate, which remains subject to the achievement by SuperATV of certain revenue and gross margin targets in fiscal years 2023 and 2024. SuperATV is a leading independent supplier to the powersports aftermarket with a family of highly respected brands spanning functional accessories and upgrades, as well as replacement parts for specialty vehicles.

We have not completed the detailed valuation work necessary to determine the estimates of the fair value of the acquired assets and assumed liabilities. As a result, we have not determined the preliminary allocation of the purchase price. We also have not completed the detailed analysis to present the pro forma financial information for the combined businesses. As such, both the preliminary allocation of the purchase price as well as the pro forma financial information will be included in our future filings.

In connection with the closing of the Transaction, Dorman entered into Amendment No. 1 to Credit Agreement (the “Amendment”) which amended Dorman’s Credit Agreement, dated as of August 10, 2021 (as amended by the Amendment, the “Amended Credit Agreement”) by and among Dorman, the lenders from time to time party thereto, and an administrative agent. The Amendment provides for a $500.0 million term loan facility, which matures on October 4, 2027 and is guaranteed by Dorman’s material domestic subsidiaries (together with Dorman, the “Credit Parties”) and is supported by a security interest in substantially all of the Credit Parties’ personal property and assets, subject to certain exceptions. Proceeds of the loans borrowed under the Amended Credit Agreement on the Closing Date were used to fund the transactions contemplated by the Purchase Agreement. The Amendment also extended the maturity date of the revolving credit facility to October 4, 2027.

Borrowings under the Amended Credit Agreement bear interest at a rate per annum equal to, at Dorman’s option, either a term Secured Overnight Financing Rate (“Term SOFR”) (subject to a 0.00% floor) or a base rate (as defined in the Amended Credit Agreement), in each case plus an applicable margin of, initially (i) in the case of Term SOFR loans, 1.50% or (ii) in the case of base rate loans, 0.50%. The applicable margin for (i) base rate loans ranges from 0.000% to 1.000% per annum and (ii) for Term SOFR loans ranges from 1.000% to 2.000% per annum, in each case, based on the Total Net Leverage Ratio (as defined in the Amended Credit Agreement). The commitment fee under the Amended Credit Agreement is initially equal to 0.20% and thereafter ranges from 0.125% to 0.250% based on the Total Net Leverage Ratio (as defined in the Amended Credit Agreement).
3.	Sales of Accounts Receivable

We have entered several customer-sponsored programs administered by unrelated financial institutions that permit us to sell (factor) certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and the related accounts receivable were removed from our Condensed Consolidated Balance Sheets at the times of the sales transactions. Under these agreements, we sold $240.0 million and $256.3 million of accounts receivable during the three months ended September 24, 2022 and September 25, 2021, respectively, and $778.1 million and $690.0 million of accounts receivable during the nine months ended September 24, 2022 and September 25, 2021 respectively. Selling, general and administrative expenses include factoring costs associated with these accounts receivable sales programs of $9.8 million and $3.1 million during the three months ended September 24, 2022 and September 25, 2021, respectively, and $23.0 million and $8.6 million during the nine months ended September 24, 2022 and September 25, 2021, respectively. The increase in factoring costs for the three and nine months ended September 24, 2022 compared to the prior year periods was primarily driven by higher LIBOR and other reference rates, and higher accounts receivable sold under these programs during the nine months ended September 24, 2022.
4.	Inventories

Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	September 24, 2022	December 25, 2021
Raw materials	$16,407	$12,746
Bulk product	251,778	225,879
Finished product	400,456	287,415
Packaging materials	9,257	5,948
Total	$677,898	$531,988

5.	Leases

During the nine months ended September 24, 2022, we entered into a warehouse and distribution services agreement with a third-party that requires us to reimburse the service provider for substantially all of its facility costs applicable to the warehouse where services are provided. This agreement resulted in a deemed new lease for the company for accounting purposes. The lease commenced on March 1, 2022 and runs through February 28, 2034. The lease includes fixed rental payments as well as variable payments for operating expenses that will be billed based on actual costs.

Upon the lease commencement date, we recorded an operating lease right of use asset of $35.1 million, a short-term operating lease liability (included in other accrued liabilities in the consolidated balance sheet) of $2.0 million, and a long-term operating lease liability of $33.1 million.

The following table summarizes the maturities of the lease liability for our new deemed lease as of September 24, 2022:

(in thousands)	September 24, 2022
Remainder of 2022	$774
2023	3,160
2024	3,239
2025	3,320
2026	3,403
2027 and thereafter	27,001
Total remaining fixed lease payments	$40,897

6.	Goodwill and Intangible Assets

Goodwill

Goodwill included the following:

(in thousands)
Balance at December 25, 2021	$197,332
Foreign currency translation	(1,607)
Balance at September 24, 2022	$195,725

Intangible Assets

Intangible assets included the following:

	September 24, 2022			December 25, 2021
Intangible assets subject to amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Customer relationships	$148,188	$18,460	$129,728	$149,150	$12,139	$137,011
Trade names	17,760	3,873	13,887	17,760	2,592	15,168
Product Portfolio	25,300	1,409	23,891	25,300	460	24,840
Technology	2,167	757	1,410	2,167	571	1,596
Other	430	300	130	430	236	194
Total	$193,845	$24,799	$169,046	$194,807	$15,998	$178,809

Amortization expense was $3.0 million and $1.2 million during the three months ended September 24, 2022 and September 25, 2021, respectively and $9.1 million and $2.9 million during the nine months ended September 24, 2022 and September 25, 2021, respectively.
7.	Revolving Credit Facility

As of September 24, 2022 and December 25, 2021, the interest rate on the outstanding borrowings under our revolving credit facility was 4.73% and 1.35%, respectively.

8.	Commitments and Contingencies

Acquisitions

We have contingent consideration related to a prior acquisition due to the uncertainty of the ultimate amount of any payments that will become due as earnout payments if performance targets are achieved. If the remaining performance targets for the prior acquisition are fully achieved, the maximum additional contingent payments to be made under the related acquisition agreement would be $3.6 million in the aggregate.

As of September 24, 2022, we accrued $1.6 million, representing the fair value of the estimated payments that we expect could become due in connection with the prior acquisition based on discussions with the applicable counterparty. For the three and nine months ended September 24, 2022, we increased this accrual by $1.6 million, with the charge included in Selling, General and Administration expenses.

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

All our revenue was recognized under the point of time approach during the nine months ended September 24, 2022 and September 25, 2021. Also, we do not have significant financing arrangements with our customers. Our credit terms are all less than one year. Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.

Disaggregated Revenue

The following tables present our disaggregated revenue by type of major good / product line, and geography.

	Three Months Ended		Nine Months Ended
(in thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Powertrain	$153,773	$136,770	$462,556	$386,732
Chassis	174,707	118,273	513,301	302,219
Automotive body	72,717	78,477	215,764	214,180
Hardware	12,273	14,906	40,847	43,942
Total	$413,470	$348,426	$1,232,468	$947,073

	Three Months Ended		Nine Months Ended
(in thousands)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Net sales to U.S. customers	$380,842	$328,315	$1,138,683	$896,545
Net sales to non-U.S. customers	32,628	20,111	93,785	50,528
Total	$413,470	$348,426	$1,232,468	$947,073

10.	Stock-Based Compensation

Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)

We issue RSAs and RSUs to participants in our equity plans in the form of time-based RSA’s and RSU’s and performance-based RSA’s and RSU’s.

Compensation cost related to RSA and RSU grants was $1.8 million and $1.4 million for the three months ended September 24, 2022 and September 25, 2021, respectively, and $5.1 million and $4.5 million for the nine months ended September 24, 2022 and September 25, 2021, respectively, and was included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

The following table summarizes our RSA and RSU activity for the nine months ended September 24, 2022:

	Shares	Weighted Average Fair Value
Balance at December 25, 2021	206,677	$85.97
Granted	100,517	$100.66
Vested	(53,569)	$83.49
Canceled	(40,002)	$83.51
Balance at September 24, 2022	213,623	$93.97

For the nine months ended September 24, 2022, we granted 23,995 performance-based RSUs with a grant date fair value of $111.31 per share. For the nine months ended September 25, 2021, we granted 17,714 performance-based RSUs with a grant date fair value of $131.02 per share.

As of September 24, 2022, there was $13.2 million of unrecognized compensation cost related to unvested RSA and RSU grants that is expected to be recognized over a weighted average period of 2.2 years.

Stock Options

We grant stock options to participants in our equity plans. The compensation cost charged against income was $0.5 million and $0.3 million for the three months ended September 24, 2022 and September 25, 2021, respectively, and $1.3 million and $0.9 million for the nine months ended September 24, 2022 and September 25, 2021, respectively, and was included as selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

The following table summarizes our stock option activity for the nine months ended September 24, 2022:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (In years)	Aggregate Intrinsic Value
Balance at December 25, 2021	233,396	$77.85
Granted	78,574	$97.16
Canceled	(11,236)	$77.45
Expired	(663)	$101.45
Exercised	(31,141)	$71.78
Balance at September 24, 2022	268,930	$84.16	5.6	$1,793,436
Exercisable at September 24, 2022	95,927	$76.08	4.2	$929,436

As of September 24, 2022, there was $3.4 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 2.9 years.

Employee Stock Purchase Plan (“ESPP”)

During the nine months ended September 24, 2022 and September 25, 2021, we purchased 13,327 shares and 31,462 shares, respectively, under the ESPP. Compensation cost related to the ESPP was $0.2 million and $0.0 million for the three months ended September 24, 2022 and September 25, 2021, respectively, and $0.3 million and $0.7 million for the nine months ended September 24, 2022 and September 25, 2021, respectively.
11.	Earnings Per Share

Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding unvested RSAs which are considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards that were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive totaled approximately 31,000 shares and 19,000 shares for the three months ended September 24, 2022 and September 25, 2021, respectively, and 32,000 shares and 16,000 shares for the nine months ended September 24, 2022 and September 25, 2021, respectively.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021

Net income	$30,601	$33,104	$103,713	$97,452
Denominator:
Weighted average basic shares outstanding	31,411	31,692	31,444	31,895
Effect of stock-based compensation awards	134	150	117	144
Weighted average diluted shares outstanding	31,545	31,842	31,561	32,039
Earnings Per Share:
Basic	$0.97	$1.04	$3.30	$3.06
Diluted	$0.97	$1.04	$3.29	$3.04

12.	Common Stock Repurchases

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

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Shares repurchased and canceled	—	1,426	20,385	4,568
Total cost of shares repurchased and canceled (in thousands)	$—	$146	$2,140	$462
Average price per share	$—	$102.62	$104.99	$101.16

Separately, our Board of Directors has authorized the repurchase of up to $600 million of our common stock through December 31, 2024 under a previously announced share repurchase program and subsequent authorizations, including a $100 million increase and two-year extension in July 2022. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. At September 24, 2022, $228.0 million was available for repurchase under this share repurchase program. The following table summarizes the repurchase and cancellation of common stock under the share repurchase program:

	Three Months Ended		Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Shares repurchased and canceled	14,700	232,618	180,750	534,507
Total cost of shares repurchased and canceled (in thousands)	$1,523	$23,218	$17,577	$54,152
Average price per share	$103.57	$99.81	$97.24	$101.31

13.	Income Taxes

At September 24, 2022, we had $1.4 million of net unrecognized tax benefits, all of which would lower our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 24, 2022, accrued interest and penalties related to uncertain tax positions were not material.

We file income tax returns in the United States, Canada, China, India, and Mexico. The statute of limitations for tax years before 2017 is closed for U.S. federal income tax purposes. The statute of limitations for tax years before 2017 is closed for the states in which we file. The statute of limitations for tax years before 2019 is closed for income tax purposes in Canada, China, and India. The statute of limitations for tax years before 2017 is closed for income tax purposes in Mexico.
14.	Related-Party Transactions

We lease our Colmar, PA facility and a portion of our Lewisberry, PA facility from entities in which Steven L. Berman, our Executive Chairman, and certain of his family members are owners. Each lease is a non-cancelable operating lease. Total rental payments to those entities under these lease arrangements will be $2.4 million in fiscal 2022 and were $2.3 million in fiscal 2021. The lease for our corporate headquarters in Colmar, PA was renewed during November 2016, effective as of January 1, 2018, and will expire on December 31, 2022. The Company is currently in discussions with the landlord of the Colmar facility for an extension of the lease term. The lease for our Lewisberry, PA operating facility was signed in September 2020 and will expire on December 31, 2027.

We are a partner in a joint venture with one of our suppliers and own minority interest investments in two other suppliers. One of these investments is accounted for under the equity method and one is accounted for under the cost method.

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

Overview

We are one of the leading suppliers of replacement parts and fasteners for passenger cars and light-, medium-, and heavy-duty trucks in the motor vehicle aftermarket industry. As of December 25, 2021, we marketed approximately

118,000 distinct parts, many of which we designed and engineered. This number excludes private label stock keeping units and other variations in how we market, package and distribute our products, includes distinct parts of acquired companies and reflects distinct parts that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We are one of the leading aftermarket suppliers of parts that were traditionally available to consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, leaf springs, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers, and complex electronics modules.

We generate most of our net sales from customers in the North American motor vehicle aftermarket industry, primarily in the United States. Our products are sold primarily through aftermarket retailers, including through their on-line platforms; national, regional and local warehouse distributors and specialty markets; and salvage yards. We also distribute aftermarket parts outside the United States, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East and Australia.

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

Prior to October 3, 2022, we operated on a 52-53-week period ending on the last Saturday of the calendar year. Our 2022 fiscal year under this schedule is set to be a 53-week period that will end on December 31, 2022 (“fiscal 2022”). On October 3, 2022, our Board of Directors approved a change in Dorman’s fiscal year end from the last Saturday in December of each year to December 31 of each year. This change will result in future years ending on December 31, consistent with fiscal 2022. Our fiscal 2021 was a 52-week period that ended on December 25, 2021 (“fiscal 2021”).

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

In the nine months ended September 24, 2022, we introduced 3,416 new distinct parts to our customers and end-users, including 1,134 “New-to-the-Aftermarket” parts. We introduced 4,315 new distinct parts to our customers and end-users in the fiscal year ended December 25, 2021, including 990 “New-to-the-Aftermarket” parts.

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

Acquisitions

A key component of our strategy is growth through acquisitions. On October 4, 2022, we acquired Super ATV, LLC, a leading independent supplier to the powersports aftermarket with a family of highly respected brands spanning functional accessories and upgrades, as well as replacement parts for specialty vehicles. On August 10, 2021, we acquired Dayton Parts, a manufacturer of chassis and other parts designed to serve the heavy-duty vehicle sector of the aftermarket. See Note 2, Business Acquisitions and Investments under Notes to Condensed Consolidated Financial Statements for additional information. We may acquire businesses in the future to supplement our financial growth, increase our customer base, add to our distribution capabilities or enhance our product development resources, among other reasons.

Economic Factors

The Company’s financial results are also impacted by various economic and industry factors, including, but not limited to the number, age and condition of vehicles in operation at any one time, and miles driven by those vehicles.

Vehicles in Operation

The Company’s products are primarily purchased and installed on a subsegment of the passenger and light-duty vehicles in operation in the United States (“VIO”), specifically weighted towards vehicles aged 8 to 13 years old. Each year, the United States seasonally adjusted annual rate (“US SAAR”) of new vehicles purchased adds a new year to the VIO. According to data from the Auto Care Association (“Auto Care”), the US SAAR experienced a decline from 2008 to 2011 as consumers purchased fewer new vehicles as a result of the Great Recession of 2008. We believe that the declining US SAAR during that period resulted in a follow-on decline in our primary VIO subsegment (8 to 13-year-old vehicles) commencing in 2016. However, following 2011 and the impact of the Great Recession of 2008, U.S. consumers began to increase their purchases of new vehicles which over time caused the US SAAR to recover and return to more historical levels. Consequently, we expect the VIO for vehicles aged 8 to 13 years old to continue to recover over the next several years. Additionally, during 2022, we expect fewer new vehicles to be purchased in the near term, benefitting demand for aftermarket parts, given the lack of availability of new vehicles and increased interest rates.

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

Miles Driven

The number of miles driven is another important statistic that impacts our business. Generally, as vehicles are driven more miles, the more likely it is that parts will fail and there will be increased demand for replacement parts, including our parts. According the U.S. Department of Transportation, the number of miles driven through October 2021 increased 11.2% year over year. We expect this increase in miles driven may continue, given that certain employers have begun to lift work-from-home policies implemented during the pandemic and, consequently, consumers may return to commuting to work on a more regular basis. However, global gasoline prices have been volatile in recent months, which may negatively impact miles driven as consumers reduce travel or seek alternative methods of transportation.

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

New Customer Acquisition Costs

We may incur new customer acquisition costs where we incur change-over costs to induce a customer to switch from a competitor’s brand. Change-over costs include the costs related to removing the new customer’s inventory and replacing it with our inventory, which is commonly referred to as a stock lift. New customer acquisition costs are recorded as a reduction to revenue when incurred.

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

Impact of Labor Market and Inflationary Costs

We have experienced broad-based inflationary impacts during the nine months ended September 24, 2022 as well as the year ended December 25, 2021, due primarily to global transportation and logistics constraints, which have resulted in significantly higher transportation costs; tariffs; material costs; and wage inflation from an increasingly competitive labor market. We expect increased freight, higher labor costs and material inflation costs to continue to negatively impact our results through fiscal 2022, despite recent signs of global supply chain constraints easing, which could lead to lower ocean freight and commodity costs. We attempt to offset inflationary pressures with cost saving initiatives, price increases to customers and the use of alternative suppliers. Although we have implemented pass-through price increases to offset inflationary cost impacts, the price increases have often been implemented after we have experienced higher costs resulting in a lag effect to the full recovery of these costs. Furthermore, pricing increases that we implemented to pass through the increased costs had no added profit dollars and consequently resulted in lower gross and operating margin percentages. There can be no assurance that we will be successful in implementing pricing increases in the future to recover increased inflationary costs.

Impact of Interest Rates

Our business is subject to interest rate risk under the terms of our accounts receivable sales programs, as a change in LIBOR, term Secured Overnight Financing Rate (“Term SOFR”), or alternative discount rates affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our revolving credit facility bear interest at variable rates tied to LIBOR, Term SOFR, or the applicable base rate. Under the terms of the revolving credit facility, a change in interest rates affects the rate at which we can borrow funds thereunder and also impacts the interest cost on existing borrowings. During the nine months ended September 24, 2022, we have seen significant increases in LIBOR, Term SOFR, and other reference rates, which have impacted our results as discussed in Results of Operations that follows. We expect interest rates will continue to increase throughout the remainder of fiscal 2022, increasing the costs associated with our accounts receivable sales programs and outstanding borrowings. In addition, in connection with the potential phaseout of LIBOR, to the extent any financial institutions with which we deal transition from LIBOR to other reference rates, our results of operations may be affected.

COVID-19

While COVID-19 did not adversely affect demand for our products for the nine months ended September 24, 2022, during the period we did experience pandemic-related pressures in the global supply network that caused logistical issues, including higher freight costs, supplier lead time delays of products, and inflation with respect to materials and labor costs, which impacted our results. We currently expect those pressures to continue to exist throughout the remainder of fiscal 2022, despite recent signs of global supply chain constraints easing, which could lead to lower ocean freight and commodity costs.

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

Results of Operations

The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations:

	Three Months Ended*				Nine Months Ended*
(in thousands, except percentage data)	September 24, 2022		September 25, 2021		September 24, 2022		September 25, 2021
Net sales	$413,470	100.0%	$348,426	100.0%	$1,232,468	100.0%	$947,073	100.0%
Cost of goods sold	281,559	68.1%	231,572	66.5%	825,792	67.0%	615,574	65.0%
Gross profit	131,911	31.9%	116,854	33.5%	406,676	33.0%	331,499	35.0%
Selling, general and administrative expenses	89,814	21.7%	72,663	20.9%	268,400	21.8%	205,049	21.7%
Income from operations	42,097	10.2%	44,191	12.7%	138,276	11.2%	126,450	13.4%
Interest expense, net	2,344	0.6%	733	0.2%	5,140	0.4%	918	0.1%
Other expense (income), net	65	-0.0%	(95)	-0.0%	(130)	-0.0%	(334)	-0.0%
Income before income taxes	39,688	9.6%	43,553	12.5%	133,266	10.8%	125,866	13.3%
Provision for income taxes	9,087	2.2%	10,449	3.0%	29,553	2.4%	28,414	3.0%
Net income	$30,601	7.4%	$33,104	9.5%	$103,713	8.4%	$97,452	10.3%

* Percentage of sales information may not add due to rounding

Three Months Ended September 24, 2022 Compared to Three Months Ended September 25, 2021

Net sales increased 19% to $413.5 million for the three months ended September 24, 2022 from $348.4 million for the three months ended September 25, 2021. The growth in net sales reflected the addition of Dayton Parts; a continuation of favorable underlying industry dynamics across our customer channels; successful new product launches; and price increases to offset inflationary costs. Net sales growth for the three months ended September 24, 2022 excluding Dayton Parts was 8%.

Gross profit margin was 31.9% of net sales for the three months ended September 24, 2022 compared to 33.5% of net sales for the three months ended September 25, 2021. Dayton Parts had a 50-basis-point dilutive impact on gross profit margin for the three months ended September 24, 2022. Gross margin contraction was also driven by broad-based inflationary cost pressures. Dorman continued to implement price increases and cost-savings initiatives to offset the inflationary cost pressures experienced during the period, which maintained gross profit dollars but resulted in a lower gross margin percentage.

Selling, general and administrative expenses (“SG&A”) were $89.8 million, or 21.7% of net sales, for the three months ended September 24, 2022 compared to $72.7 million, or 20.9% of net sales, for the three months ended September 25, 2021. The increase in SG&A expenses as a percentage of net sales was primarily due to the impact of higher interest rates on our customer accounts receivable factoring programs and costs incurred in connection with the SuperATV transaction, partially offset by improved leverage from the increase in net sales noted above and lower wages and benefits expenses. Dayton Parts had a 100-basis-point dilutive impact on SG&A expenses as a percentage of net sales for the three months ended September 24, 2022.

Our effective tax rate was 22.9% for the three months ended September 24, 2022 compared to 24.0% for the three months ended September 25, 2021. The decrease in the effective tax rate was primarily the result of favorable discrete items recorded in the three months ended September 24, 2022, partially offset by higher Canadian income tax associated with the Canadian operations acquired as part of the Dayton Parts transaction.

Nine Months Ended September 24, 2022 Compared to Nine Months Ended September 25, 2021

Net sales increased 30% to $1,232.5 million for the nine months ended September 24, 2022 from $947.1 million for the nine months ended September 25, 2021. The increase in net sales reflected the addition of Dayton Parts; a continuation of favorable underlying industry dynamics across our customer channels; increased new product launches; and price increases to offset inflationary costs. Net sales growth for the nine months ended September 24, 2022 excluding Dayton Parts was 14%.

Gross profit margin was 33.0% of net sales for the nine months ended September 24, 2022 compared to 35.0% of net sales for the nine months ended September 25, 2021. Dayton Parts had a 100-basis-point dilutive impact on gross profit margin for the nine months ended September 24, 2022. Gross margin contraction was also driven by broad-based cost pressures due to global supply chain constraints as well as commodity and wage rate inflation. Dorman continued to implement price increases and cost-savings initiatives to offset the inflationary cost pressures experienced during the period, which maintained gross profit dollars but resulted in a lower gross margin percentage.

Selling, general and administrative expenses (“SG&A”) were $268.4 million, or 21.8% of net sales, for the nine months ended September 24, 2022 compared to $205.0 million, or 21.7% of net sales, for the nine months ended September 25, 2021. SG&A expenses as a percentage of net sales was flat compared to the prior year period as improved leverage from the increase in net sales noted above was offset by the impact of higher interest rates on our customer accounts receivable factoring programs and higher amortization of intangible assets resulting from the Dayton Parts acquisition in August 2021.

Our effective tax rate was 22.2% for the nine months ended September 24, 2022 compared to 22.6% for the nine months ended September 25, 2021. The decrease in the effective tax rate was due to higher favorable discrete items in the nine months ended September 24, 2022 compared to the nine months ended September 25, 2021, partially offset by higher Canadian income tax associated with the Canadian operations acquired as part of the Dayton Parts transaction.

Liquidity and Capital Resources

Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by certain customers. Cash and cash equivalents were $35.4 million at September 24, 2022 compared to $58.8 million at December 25, 2021. During the nine months ended September 24, 2022, cash provided from operating activities was offset by share repurchases under our publicly announced repurchase program and capital expenditures. Working capital was $503.1 million at September 24, 2022 compared to $411.5 million at December 25, 2021. Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, increases in interest rates (including LIBOR or other reference rates), the outcome of contingencies or other factors.

Payment Terms and Accounts Receivable Sales Programs

Over the past several years, we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash. We participate in accounts receivable sales programs with several customers that allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment terms extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash upfront than if we collected those accounts receivable ourselves in due course, resulting in accounts receivable factoring costs. Moreover, to the extent that any of these accounts receivable sales programs bear interest rates tied to the LIBOR, Term SOFR, or other reference rates, increases in these applicable rates increase our cost to sell our receivable. See ITEM 3. Quantitative and Qualitative Disclosures about Market Risk for more information. Further extensions of customer payment terms would result in additional uses of cash or increased costs associated with the sales of accounts receivable.

During the nine months ended September 24, 2022 and September 25, 2021, we sold $778.1 million and $690.0 million of accounts receivable, respectively, under these programs. If receivables had not been sold over the previous twelve months, approximately $783.5 million and $598.8 million of additional accounts receivable would have been outstanding at September 24, 2022 and December 25, 2021, respectively, based on our standard payment terms. We had capacity to sell more accounts receivable under these programs if the needs of the business warranted. Further extensions of customer payment terms would result in additional uses of cash or increased costs associated with the sales of accounts receivable.

During the nine months ended September 24, 2022 and September 25, 2021, factoring costs associated with these accounts receivable sales programs were $23.0 million and $8.6 million, respectively. The increase in factoring costs year over year was primarily driven by higher LIBOR and other reference rates, and higher accounts receivable sold under these programs.

Credit Agreement

On August 10, 2021, in connection with the acquisition of Dayton Parts, we entered into a new credit agreement that provides for a $600 million revolving credit facility, including a letter of credit sub-facility of up to $60 million (the “New Facility”). The New Facility was scheduled to mature on August 10, 2026, is guaranteed by the Company’s material domestic subsidiaries (together with the Company, the “Credit Parties”) and is supported by a security interest in substantially all of the Credit Parties’ personal property and assets, subject to certain exceptions.

As of September 24, 2022, there was $229.4 million in outstanding borrowings under the New Facility and three outstanding letters of credit for $1.0 million in the aggregate which were issued to secure ordinary course of business transactions. Net of outstanding borrowings and letters of credit, we had $369.6 million available under the New Facility at September 24, 2022.

Refer to Note 7, “Long-Term Debt” to the Notes to Condensed Consolidated Financial Statements contained in PART II, ITEM 8 of the Company’s Annual Report on Form 10-K for the year ended December 25, 2021, for additional information.

In connection with the acquisition of Super ATV, LLC (“SuperATV”) on October 4, 2022, Dorman entered into an Amendment No. 1 to Credit Agreement (the “Amendment”) which amended the New Facility (as amended by the Amendment, the “Amended Credit Agreement”) by and among Dorman, the lenders from time to time party thereto, and an administrative agent. The Amendment provides for a $500.0 million term loan facility, which was used to fund the SuperATV acquisition and matures on October 4, 2027. The Amendment also extended the maturity date of the revolving credit facility to the same date. Refer to Note 2, “Business Acquisitions and Investments,” in the Notes to the Condensed Consolidated Financial Statements for additional information.

Cash Flows

The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands)	September 24, 2022	September 25, 2021
Cash provided by operating activities	$29,344	$77,601
Cash used in investing activities	(23,185)	(360,757)
Cash (used in) provided by financing activities	(29,410)	184,855
Effect of foreign exchange on cash and cash equivalents	(96)	(12)
Net decrease in cash and cash equivalents	$(23,347)	$(98,313)

During the nine months ended September 24, 2022, cash provided by operating activities was $29.3 million compared to $77.6 million during the nine months ended September 25, 2021. The $48.3 million decrease was driven by higher cash outflows for working capital, partially offset by higher income during the nine months ended September 24, 2022, compared to the prior year. The higher cash outflows for working capital were primarily driven by higher inventory purchases to meet demand and provide safety stock due to global supply chain constraints, partially offset by the benefits of accounts receivable collections from higher factoring during the nine months ended September 24, 2022.

Investing activities used cash of $23.2 million and $360.8 million during the nine months ended September 24, 2022 and September 25, 2021, respectively. During the nine months ended September 24, 2022, we received $0.6 million in cash related to the post-closing net working capital adjustment related to the Dayton Parts acquisition. During the nine months ended September 25, 2021, we used $345.5 million to acquire Dayton Parts, net of cash acquired. In connection with our opening of a new distribution center in Whiteland, Indiana, we expect to have increased capital expenditures in the fourth quarter of 2022 as payments are made for racking and equipment.

Financing activities used cash of $29.4 million and provided cash of $184.9 million during the nine months ended September 24, 2022 and September 25, 2021, respectively. During the nine months ended September 24, 2022, we repaid $10.0 million of the New Facility borrowing and paid $1.5 million to repurchase 17,400 shares of common stock under our share repurchase plan. During the nine months ended September 25, 2021, we borrowed $252.4 million under the New Facility to help fund the acquisition of Dayton Parts in August 2021, and subsequently repaid $3.0 million of that borrowing. Additionally, during the nine months ended September 25, 2021, we paid $54.2 million to repurchase 534,507 shares of common stock under our share repurchase plan. The remaining uses of cash from financing activities in each period result primarily from the repurchase of our common stock from our 401(k) Plan and shares withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”).

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Our market risk is the potential loss arising from adverse changes in interest rates. All our available accounts receivable sales programs and credit incur factoring costs (sales programs) or bear interest (borrowings) at rates tied to LIBOR or alternative discount rates.

Under the terms of our customer-sponsored programs to sell accounts receivable, a change in LIBOR, Term SOFR, or other reference rates could affect the discount rate and the amount of factoring costs we incur, and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in the discount rates on the accounts receivable sales programs would have increased our factoring costs for the three and nine months ended September 24, 2022 by approximately $2.1 million and $6.2 million, respectively.

Under the terms of the New Facility, a change in either the base rate or LIBOR would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in LIBOR or base rate would have increased our interest expense on our variable rate debt under the New Facility by approximately $0.6 million and $1.8 million for the three and nine months ended September 24, 2022, respectively.

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

On August 10, 2021, we completed our acquisition of DPL Holding Corporation (“Dayton Parts”). We have evaluated the existing controls and procedures of Dayton Parts and integrated Dayton Parts into our internal control over financial reporting as of September 24, 2022. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.

Changes in Internal Control Over Financial Reporting

Except for the integration of Dayton Parts into our internal control over financial reporting as of September 24, 2022 noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the three months ended September 24, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the three months ended September 24, 2022, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
June 26, 2022 through July 23, 2022	2,200	$115.08	2,200	$229,258,567
July 24, 2022 through August 20, 2022 (1)	12,973	$101.43	12,500	$227,989,218
August 21, 2022 through September 24, 2022 (2)	171	$90.73	—	$227,989,218
Total	15,344		14,700	$227,989,218
(1)

Includes 473 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock awards (“RSAs”) during the period. The RSAs were granted to participants in prior periods pursuant to our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan”).

(2)

Includes 171 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of RSAs during the period. The RSAs were granted to participants in prior periods pursuant to the 2018 Plan.

(3)

On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several actions taken since that time, including most recently in July 2022, our Board of Directors has expanded the program to $600 million and extended the program through December 31, 2024. Amounts shown assume that the program expansion was effective at the beginning of the period indicated. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion.

ITEM 3. Defaults Upon Senior Securities

None

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a)	Exhibits

The Exhibits included in this report are listed in the Exhibit Index on page 26, which is incorporated herein by reference.

EXHIBIT INDEX

2.1

Unit Purchase Agreement, dated August 17, 2022, by and among Dorman Products, Inc., Super ATV, LLC, the Sellers listed on the signature pages thereto, and Lindsay Hunt, in her capacity as the Sellers’ Representative. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 18, 2022. +

2.1.1

Amendment, dated as of October 4, 2022 to Unit Purchase Agreement, dated August 17, 2022, by and among Dorman Products, Inc., Super ATV, LLC, the Sellers listed on the signature pages thereto, and Lindsay Hunt, in her capacity as the Sellers’ Representative. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2022 . +

10.1

Amendment No. 1 to Credit Agreement, dated October 4, 2022 by and among Dorman Products, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2022. +

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

The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended September 24, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended September 24, 2022, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith

**	Furnished herewith
+

The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of such schedules and exhibits, or any section thereof, to the SEC upon request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

October 24, 2022

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)

 October 24, 2022

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)