Form 10-K
period 2022-12-31
Dorman Products, Inc.
filed 2023-03-01
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number 0-18914
____________________________________________________
DORMAN PRODUCTS, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________

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
____________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 25, 2022 was $1,967,865,518.
As of February 23, 2023, the registrant had 31,445,738 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement, in connection with its 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022, are incorporated by reference into PART III of this Annual Report on Form 10-K.

DORMAN PRODUCTS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2022

Effective October 4, 2022, the Board of Directors of Dorman Products, Inc. approved a change in Dorman’s fiscal year end from the last Saturday in December of each year to December 31 of each year, to commence with the current fiscal year ending on December 31, 2022.

References to	Refers to the year ended
Fiscal 2020	December 26, 2020
Fiscal 2021	December 25, 2021
Fiscal 2022	December 31, 2022
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

PART I
ITEM 1. Business.
General
We are one of the leading suppliers of replacement and upgrade parts in the motor vehicle aftermarket industry, serving passenger cars, light-, medium-, and heavy-duty trucks, as well as specialty vehicles, including utility terrain vehicles (UTVs) and all-terrain vehicles (ATVs). As of December 31, 2022, we marketed approximately 129,000 distinct parts compared to approximately 118,000 as of December 25, 2021, many of which we designed and engineered. This number excludes private label stock keeping units and other variations in how we market, package and distribute our products, includes distinct parts of acquired companies and reflects distinct parts that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We are one of the leading aftermarket suppliers of parts that were traditionally available to professional installers and consumers only from original equipment manufacturers or salvage yards. These parts include, among other parts, leaf springs, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers, UTV windshields, and complex electronics modules. For fiscal 2022, approximately 75% of our products were sold under brands that we own, and the remainder of our products were sold for resale under customers' private labels, other brands or in bulk. We generate most of our net sales from customers in North America, primarily in the United States. Our products are sold primarily through aftermarket retailers, including through their on-line platforms; dealers; national, regional and local warehouse distributors and specialty markets; and salvage yards. We also distribute aftermarket parts outside the United States, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East and Australia.
The Motor Vehicle Aftermarket Industry
The motor vehicle aftermarket that we operate in consists of the automotive aftermarket industry and the powersports aftermarket industry.
The automotive aftermarket industry has two distinct sectors: parts for passenger cars and light trucks, which according to the 2023 Auto Care Association Factbook, accounted for projected industry sales of approximately $356.5 billion in 2022, and parts for medium- and heavy-duty trucks, which accounted for projected industry sales of approximately $117.0 billion in 2022. We sell products into both sectors, with a majority of our products being designed for the passenger car and light truck sector.
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
The largest purchasers of medium- and heavy-duty vehicle aftermarket parts are original equipment, or OE, manufacturers, independent distributors, including organizations associated with large buying groups and other distributors, as well as independent component specialists and rebuilders, and auto parts stores. The service work performed on medium- and heavy-duty vehicles is generally completed by end-user businesses that utilize these vehicles in their operations, fleets, and independent garages and distributors, who buy parts from the purchasers above or in some instances directly from suppliers like us.
Spending in the motor vehicle aftermarket industry generally can be grouped into three categories: discretionary, maintenance, and repair. Discretionary, such as accessories and performance, tends to move in line with consumer discretionary spending. Maintenance is composed of products and services, such as oil and oil changes, and tends to be less correlated with discretionary spending. Repair consists mainly of replacement parts that fail over time, and tends to be less cyclical as it is largely comprised of parts necessary for a vehicle to function properly or safely. The majority of our products fall into the repair category.

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
Retailers and others who purchase automotive aftermarket parts for resale often are constrained to a finite amount of space in which to display and stock products. Thus, the reputation for quality, customer service, and line profitability that a supplier provides typically are significant factors in a retailer’s or other reseller’s decision as to which product lines to carry in the limited space available. Further, because of the efficiencies achieved through the ability to order all or part of a complete line of products from one supplier (with possible volume discounts), as opposed to satisfying the same requirements through a variety of different sources, retailers and other resellers of automotive aftermarket parts often seek to purchase products from fewer but stronger suppliers.
The powersports aftermarket generally consists of parts for specialty vehicles such as UTVs and ATVs for both functional and upgrade accessories as well as replacement parts. Functional and upgrade accessories include parts such as engine performance upgrades, lighting and electronics, storage and cargo, tires and wheels, cabs, roofs and windshields, and other cosmetic parts. Replacement parts consist of brake systems, engine systems, electronics, frame and body parts, and driveline and transmission parts and are critical given the significant wear and tear often placed on those parts during normal use.
This industry consists of direct-to-consumer and direct-to-dealer channels through both retail and e-commerce platforms. Key purchasing decisions of customers in the powersports aftermarket industry include ease of ordering, ease of installation, the availability of products, delivery times, and overall product quality.
Brands and Products
We market our products under the Dorman®, Dayton Parts® and SuperATV® names, along with several sub-brands, which identify products that address specific segments of the motor vehicle aftermarket industry.
Some of our most popular brands include:
DORMAN® – Reliable replacement automotive parts and components. A brand mechanics have trusted for more than 100 years.
DORMAN® OE FIX™ – Dorman products that are designed to be better repair solutions than the OE alternative. These parts are made to help save the service technician time and money, and increase reliability and serviceability.
HELP!® – Parts and components designed to help the automotive do-it-yourself customer, or DIYer, save time and money. A fixture in auto parts store aisles for decades.
Conduct-Tite® – Electrical tools, materials and accessories designed to help DIYers fix and customize vehicles. This brand includes the Builders Series line of premium wiring solutions.

Dayton Parts® – An extensive product offering of heavy-duty commercial vehicle repair solutions, from cab to trailer.
SuperATV® – UTV and ATV parts and accessories designed by riders for riders.
Keller Performance Products – High-quality ball joints for specialty vehicles.
Assault Industries – West Coast-style powersports products built for the cool factor and designed with an edge.
Gboost – Clutching products for specialty vehicles.
GDP – Premium quality transmission, portals, differentials and more for UTVs and ATVs.
We group our products into four major classes: powertrain, chassis, motor vehicle body, and hardware. The following table represents each of the four classes as a percentage of net sales for each of the last three fiscal years:

	Percentage of Net Sales
	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Powertrain	37%	40%	40%
Chassis	41%	34%	30%
Motor Vehicle Body	18%	22%	25%
Hardware	4%	4%	5%
Total	100%	100%	100%
Our powertrain product line includes intake and exhaust manifolds, cooling products, harmonic balancers, fluid lines, fluid reservoirs, connectors, 4-wheel drive components and axles, drain plugs, and other engine, transmission and axle components. Chassis products include control arms, ball joints, tie-rod ends, brake hardware and hydraulics, wheel and axle hardware, suspension arms, knuckles, links, bushings, leaf springs, and other suspension, steering, and brake components. Our line of motor vehicle body products includes door handles and hinges, window lift motors, window regulators, switches and handles, wiper components, lighting, electrical, and other interior and exterior vehicle body components, including windshields for UTVs. Hardware products include threaded bolts and auto body fasteners, automotive and home electrical wiring components, and other hardware assortments and merchandise.
We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products in the light- and medium-duty parts categories, with more limited warranties for our heavy-duty and specialty vehicle products. Our standard warranties limit the end-user’s remedy to the repair or replacement of the part that is defective.
Product Development
Dorman is committed to product development and innovation with a customer-first approach keeping owners and installers in mind. Our engineers and designers focus on solutions designed to help save repair technicians time, save vehicle owners money, and provide sought-after vehicle enhancements and differentiation.
Dorman has dedicated teams devoted solely to ideation and innovation in support of its objective to develop new products, many of which are first to the aftermarket. Our teams of researchers, field analysts, and product specialists visit repair shop technicians and spend time with customers to listen to and understand their repair challenges and vehicle needs.
We categorize our product development opportunities across three different spectrums: (1) alternative parts - direct aftermarket replacements for factory parts, (2) upgraded parts – parts with enhanced design, functionality or features based on identifying what made original parts problematic and developing new solutions that address the original failure modes, and (3) new parts - identifying parts that are not available from the OE or in the aftermarket that can enhance vehicle performance and user experience. Some of these opportunities are brand new to the aftermarket whereas others continue to expand our current portfolio offering. The following table represents the number of distinct parts we introduced for each of the last three fiscal years:

	Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
New to the aftermarket	1,565	990	1,433
Line extensions	2,878	3,325	2,046
Total distinct parts introduced	4,443	4,315	3,479
In 2022, we introduced several first-to-the-aftermarket repair solutions designed to fit a wide range of vehicles. New products included an upgraded OE FIX aluminum oil filter housing, hub rotor and caliper bracket bolt kits, additions to our roster of turbocharger components, and new complex electronic solutions, such as cruise control distance sensors, blind spot detection modules and other advanced driver assistance system, or ADAS, products. In 2022, we also released the first-to-aftermarket Tesla OE FIX door handle repair kit for Tesla S vehicles.
Our capabilities in advanced technology automotive components continued to grow in 2022 with the introduction of all-new construction climate control modules, electronic throttle bodies featuring Hall effect sensors and Sensor Shield™ shaft seals, and pre-programmed fuel pump driver modules.
Our product development teams focus on repair solutions engineered to reduce the time technicians and vehicle owners typically spend on repairs requiring multiple related components. In 2022, that ongoing focus resulted in additions to our line of pre-assembled products, including loaded backing plates, drive shafts, and windshield wiper and transmission assemblies. We also provide new, cost-effective products designed to extend the life of cars and trucks. From core categories like window regulators, suspension components, and door lock actuators, to innovative body panel repair kits, we help ensure that aftermarket service providers and end-users have a range of money-saving repair options.
We expanded our growth in the heavy-duty sector with the acquisition of Dayton Parts in 2021 and in 2022 released several new heavy-duty products, including in-demand sensors and products for repairs above and below the chassis of Class 7 and Class 8 trucks.
We also expanded our motor vehicle solutions footprint in 2022 through the acquisition of Super ATV, LLC (“SuperATV”). SuperATV specializes in the design, manufacturing, and distribution of aftermarket parts and accessories for UTVs and ATVs. SuperATV is a leader in the powersports aftermarket because of its broad range of solutions, dedication to product development and innovation, and exceptional customer service. Through its retail presence and growing dealer network, SuperATV offers more than 11,000 products including windshields, axles, lift kits, tires, suspension components, and other accessories for popular ATV and UTV models from manufacturers such as Polaris®, Yamaha®, Honda®, Can-Am® and others.
Sales and Marketing
We market our products to purchasers, many of whom in turn supply individual consumers and professional installers. Our products are available in our customers’ retail stores, on our website and our customers’ websites, and through dealers and warehouse distributors.
As of December 31, 2022, we had a sales and sales support team of over 200 people selling our products either directly to our customers or, with respect to certain select customers, indirectly through independent manufacturers’ representative agencies worldwide.
Our sales efforts are not directed merely at selling individual products, but more broadly towards selling our entire product portfolio. Our sales strategy includes increasing sales not only by securing new customers, but also by adding new product lines and expanding product selection within existing customers in an effort to make our customers a destination for new-to-the-aftermarket products.
Among other things, we use digital advertising, social media, email, catalogs and brochures, to describe and promote our products. Our websites include www.DormanProducts.com, www.DaytonParts.com and

www.SuperATV.com. These sites are not and should not be considered part of this Form 10-K and are not incorporated by reference in this Form 10-K.
As of December 31, 2022, we serviced more than 9,000 active accounts. During fiscal 2022, three customers each accounted for more than 10% of net sales and in the aggregate accounted for approximately 49% of net sales.
Manufacturing and Procurement
Most of our light- and medium-duty aftermarket automotive products are manufactured by third parties, while most of our heavy-duty products are manufactured in our facilities in the United States. The majority of our powersports aftermarket products are manufactured in our facilities in the United States and China. We engage third-party manufacturers around the world to develop and manufacture products according to our performance and design requirements, oftentimes using tooling that we own. In fiscal 2022, as a percentage of our total dollar volume of purchases, approximately 36% of our products were purchased from various suppliers throughout the United States and the balance of our purchases were directly from suppliers outside of the United States. Our global supplier network provides access to a broad array of manufacturing capabilities and technologies while limiting our dependency on any single source of supply. While our supplier selection and sourcing programs will continue to leverage our strategic manufacturers for a substantial portion of our product portfolio, we also continue to qualify alternative sources available to provide additional support and capacity, if needed. We make a concerted effort to build and nurture strong, healthy relationships with our suppliers. In fiscal 2022, we purchased automotive products in substantial volumes from over 250 suppliers, and no single supplier accounted for more than 10% of our total product purchases in fiscal 2022. For more information on risks relating to our supply chain, see ITEM 1A. "Risk Factors - Risks Related to Our Business - Our Industry, Operations and Competition."
Packaging, Inventory and Shipping
Finished products acquired from third-party suppliers are received at one or more of our company or third-party-operated facilities in the United States and Canada for sorting and distribution to our customers, depending on the type of part. It is our practice to inspect samples of shipments based on supplier performance. If cleared, these shipments of finished parts are logged into our computerized production tracking systems and staged for packaging, if necessary.
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
We ship our products by contract carrier, common carrier or parcel service. Products are generally shipped to each customer's main warehouses for redistribution within its network or to dealers for further resale. In addition to utilizing our dealer networks, our specialty vehicle products that are ordered through the SuperATV website may be shipped directly to customers. In certain circumstances, at the request of a customer, we ship directly to that customer's warehouses, stores or other locations, either via smaller direct ship orders or consolidated store orders that are cross-docked.
Remanufacturing and Recycling Parts
Certain products we sell contain parts that can be recycled, or as more commonly referred to in our industry, remanufactured. We refer to the used product that is ultimately remanufactured as core. A used core is remanufactured and sold to the customer as a replacement for a unit on a vehicle. Customers and end-users that purchase a remanufactured replacement part will generally return the used core to us, which we then use in the remanufacturing process to make another finished good. Our core inventory consists of used cores purchased and held in our facilities, used cores that are in the process of being returned from our customers and end-users, and remanufactured cores held in finished goods inventory at our facilities. Our products that utilize cores include electronic control modules, hybrid batteries and complex mechatronics. We believe our remanufactured parts offer end-users an economical and safe way to maintain their cars on the road, while also reducing the impact on the environment.
Competition
The motor vehicle aftermarket industry is highly competitive. Competitive factors include price, product quality, breadth of product line, range of applications, customer service and the growth of e-commerce. Substantially all our products are subject to competition with similar products offered by other providers of aftermarket repair and replacement parts. Some of these competitors are divisions and subsidiaries of companies much larger than us who possess a longer history of operations and greater financial and other resources than we do. We also face competition from OE manufacturers who sell through their dealerships many of the same replacement parts that we sell, although these manufacturers generally sell parts only for vehicles they produce. Some of our current or former suppliers may compete with us by supplying directly to our customers. Further, some of our private label customers also compete with us. For more information on risks relating to our competition, see ITEM 1A, “Risk Factors – Risks Related to Our Business – Our Industry, Operations and Competition.”
Seasonality
Our business can be affected by weather conditions. Extremely hot or cold weather generally results in an increase in parts failure at an accelerated rate, which generally leads to an increase in our sales for the duration of the extreme weather event.
Impact of COVID-19
While COVID-19 did not adversely affect demand for our products for the year ended December 31, 2022, during the year we did experience lingering pandemic-related pressures in the global supply network that caused logistical issues, including higher freight costs, supplier lead time delays of products and inflation with respect to materials and labor costs, which impacted our results. We will continue to closely monitor updates regarding COVID-19 and any impacts on our business and will adjust our operations according to guidelines from local, state and federal officials. In light of the foregoing, we may take actions that alter our business operations or that we determine are in the best interests of our employees, customers, suppliers and shareholders.
Patents, Trademarks and Other Intellectual Property
We own a number of patents important to our business, and we expect to continue to file patent applications to protect our research and development investments in new products. As of December 31, 2022, we held 102 patents and 44 pending patent applications worldwide. In addition, we hold numerous trademarks in the United States and other countries. We also have licenses to intellectual property for the manufacture, use and sale of certain of our products.
We obtain patent and other intellectual property rights used in connection with our business when practicable and appropriate. Historically, we have done so organically, through commercial relationships, or in connection with acquisitions.
For more information concerning the risks related to patents, trademarks and other intellectual property, see ITEM 1A, "Risk Factors – Risks Related to Our Business – Our Intellectual Property and Information Security.”

Human Capital Resources
General
As of December 31, 2022, we had 3,786 employees worldwide, substantially all of whom were employed full-time. Our employees are categorized by various functions. “Operations” consists of employees engaged in production, product distribution and inventory quality control. “Product Development” includes employees involved in product development and purchasing. “Quality and Engineering” consists of employees involved in internal and external quality management, manufacturing engineering, design, and testing. “Sales” includes employees employed in sales and customer service. “Administration” includes executive officers and individuals employed in finance, legal, information technology, human resources and other functions supporting our business. The following table shows employees by function and region.

	December 31, 2022
	U.S.	Non-U.S.	Total
Operations	2,515	226	2,741
Product Development	230	2	232
Quality and Engineering	189	60	249
Sales	293	24	317
Administration	238	9	247
Total Employees	3,465	321	3,786
None of our global employees is covered by a collective bargaining agreement. We consider our relations with our employees to be generally good.
Health and Safety
We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. We have created and implemented processes to help eliminate safety events and reduce their frequency and severity. We also review and monitor our performance closely. We have adopted an environmental, health and safety policy outlining our commitment to policies and practices that support the health and safety of our employees, contractors and the community, and the protection of the environment in the communities where we operate. We also maintain a human rights policy for the organization outlining our commitment to operating with respect for human rights.
Diversity and Inclusion
We embrace the diversity of our employees, including their unique backgrounds, experiences, thoughts and talents. Employees are valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. Our Vice President of Development and Diversity is responsible for leading our diversity and inclusion strategy. Among other things, we demonstrate our commitment to diversity and inclusion through our annual “All In” initiative, a summit focused on inviting our employees to think and engage more with ideas such as diversity and inclusion to foster a collaborative environment.
We also embrace diversity on our Board of Directors, where 33% of our independent directors are female and 17% of our independent directors are ethnically diverse.
As part of our commitment to a culture of inclusion, our Contributor Resource Group, or CRG, Program broadens and enhances company-wide interaction opportunities for our employees. Our CRG Program is open to all and involves activities for employees whose background is the focus of each CRG and those who are supportive of the groups that have been formed. These company-wide networks build on and coordinate with local teams that are already active in our operations and include groups such as those focused on women, veterans, individuals desiring to learn more about diverse cultural backgrounds and employees who seek to learn more about career growth and leadership opportunities.

Talent and Development
Our talent strategy is focused on attracting the best talent, developing their skill sets and experiences and rewarding their performance. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations, and our leadership team routinely reviews employee turnover rates at various levels of the organization. Leadership also participates in a robust bi-annual talent review and succession planning process. In addition, leadership reviews employee engagement surveys to monitor employee morale and receive feedback on a variety of issues.
Compensation
We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry and in the geographies in which we compete for talent. We conduct an executive compensation benchmarking review annually to help ensure we are providing market-based compensation including base salary, and short-term and long-term incentives. We also participate in annual compensation surveys for all positions and strive to compensate our top talent and key roles competitively. Moreover, we believe our long-term incentives are structured in a manner to provide time-based vesting schedules that are retentive.
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
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition or future results. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition or results of operations. The risks are listed below in no particular order.
Risks Related to Our Business
Our Industry, Operations and Competition
Our business is impacted by the age, condition and number of vehicles that need servicing and by improvements in the quality of new vehicle parts.
The size of the motor vehicle aftermarket industry depends, in part, upon the number of vehicles on the road, average vehicle age, change in total miles driven per year, new or modified environmental and vehicle safety regulations, including fuel-efficiency and emissions reduction standards, pricing of new and used vehicles and new vehicle quality and related warranties. We believe the industry has been negatively impacted by the fact that the quality of more recent motor vehicles and their component parts (and related warranties) has improved, thereby lengthening the repair cycle. Generally, if parts last longer, there will be less demand for our products, and the average useful life of motor vehicle parts has been steadily increasing in recent years due to innovations in products and technology. In addition, the introduction by original equipment manufacturers of increased warranty and maintenance initiatives has the potential to decrease the demand for our products. These factors could have a material adverse effect upon our business, financial condition and results of operations.
Our industry is highly competitive, and our success depends on our ability to compete with suppliers of motor vehicle aftermarket products, some of which may have substantially greater financial, marketing and other resources than we do.
The motor vehicle aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of aftermarket products. Due to the diversity of our product offering, we compete against a large cross-section of aftermarket companies and brands, including, but not limited to, Cardone Industries, Inc., Standard Motor Products, Inc., Tenneco, Inc., Bosch Auto Parts, First Brands Group, LLC, Gates Corporation, Continental Automotive Systems, Inc. (VDO), MevoTech LP, ACDelco (owned by General Motors Company), Motorcraft (owned by Ford Motor Company), Cummins Inc. (following its acquisition of Meritor, Inc.), Automann Inc., WARN Industries, Rocky Mountain ATV/MC and numerous category specific competitors. In addition, we face competition from original equipment manufacturers, which, through their dealers or dealerships, supply many of the same types of parts we sell. Further, some of our private label customers also compete with us.
Some of our competitors may have larger customer bases and significantly greater financial, technical and marketing resources than we do. These factors may allow our competitors to:
• respond more quickly than we can to new or emerging technologies and changes in customer requirements by devoting greater resources than we can to the development, promotion and sale of motor vehicle aftermarket products;
• engage in more extensive research and development;
• sell products at lower prices than we do;
• undertake more extensive marketing campaigns; and
• make more attractive offers to existing and potential customers and strategic partners.
We cannot assure you that our competitors will not develop products or services that are equal or superior to our products or that achieve greater market acceptance than our products or that in the future other companies involved in our industry will not expand their operations into product lines produced and sold by us. We also cannot assure you that additional entrants will not enter our industry or that companies in our industry will not consolidate. Any such competitive pressures could cause us to lose market share or could result in significant price decreases and could have a material adverse effect on our business, financial condition and results of operations.
The loss or decrease in sales among one of our top customers, or a material change in the terms on which they are willing to buy from us, could have a substantial negative impact on our sales and operating results.
A significant percentage of our sales has been, and is expected to be, concentrated among a relatively small number of customers. During fiscal 2022, three customers each accounted for more than 10% of net sales and in the aggregate accounted for approximately 49% of net sales. We anticipate that this concentration of sales among these customers will continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results. In addition, any consolidation among our key customers may further increase our customer concentration risk.
Also, while we may enter into long-term agreements with certain of our significant customers, those agreements generally do not contain purchase commitments, which instead are set forth in individual purchase orders submitted by customers based on their then-current or projected needs. We have in the past, and may in the future, lose customers or lose a particular product line of a customer due to the highly competitive conditions in the motor vehicle aftermarket industry, consolidation of customers and customer initiatives to buy direct from foreign suppliers or other business considerations. A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us or the number of our product lines they choose to carry, to change their manner of doing business with us, or to stop doing business with us, could have a material adverse effect on our business, financial condition and results of operations.
Because our sales are concentrated, and the industry in which we operate is very competitive, we are under ongoing pressure from our customers to offer lower prices, extend payment terms, increase marketing and transportation allowances, provide enhanced rebates, discounts, rights of return and credits and offer other terms more favorable to these customers. These customer demands have put continued pressure on our operating margins and profitability and in the future could have a material adverse effect on our business, financial condition and results of operations.
There is substantial price competition in our industry, and our success and profitability will depend on our ability to maintain a competitive cost and price structure.
Given the substantial price competition in our industry, our success and profitability will depend on our ability to maintain a competitive cost and price structure. This is the result of a number of industry trends, including the consolidated purchasing power of large customers, the growth of e-commerce and actions taken by some of our competitors in an effort to attract new business, including efforts to enhance their online presence. Price reductions may be required to remain competitive in light of such industry trends, and such reductions may impact our sales and profit margins. Our future profitability will depend in part upon our ability to respond to changes in product and distribution channel mix, to continue to improve our manufacturing and distribution efficiencies, to increase prices to address increasing costs, to generate cost reductions, including reductions in the cost of components purchased from outside suppliers, and to maintain a cost structure that will enable us to offer competitive prices. Our inability to maintain a competitive cost structure or to pass through increases in costs to our customers could have a material adverse effect on our business, financial condition and results of operations.
Limited shelf space and the inability of our customers to expand into new locations may adversely affect our ability to grow.
Because the amount of space available to a retailer and other purchasers of our products is limited, our products compete with other motor vehicle aftermarket products, some of which are entirely dissimilar and otherwise non-competitive (such as car waxes and engine oil), for shelf and floor space. Moreover, our growth depends, in part, on the ability of our customers to open and operate new locations in which our products may be sold. No assurance can be given that additional space will be available in our customers' existing locations or that our customers will be able to expand into new locations that would support growth in the number of products and product lines that we offer. Any failure to maintain and/or grow our shelf or floor space, and any failure of our customers to maintain and/or grow their number of locations, could have a material adverse effect on our business, financial condition and results of operations.
Customer consolidation in the motor vehicle aftermarket industry may lead to customer contract terms less favorable to us, which may negatively impact our financial results.
The motor vehicle aftermarket industry has been consolidating over the past several years. As a result of such consolidations, many of our customers have grown larger and therefore have more leverage in the arms-length negotiations of agreements with us for the sale of our products. Customers may require us to provide extended payment terms, issue customer credits and accept returns of slow-moving product to obtain new, or retain existing, business. Although we attempt to avoid or minimize such concessions, in some cases payment terms to customers have been extended, enhanced customer credits have been issued and returns of product have exceeded historical levels. The product returns and customer credits primarily affect our net sales and profit levels while payment term extensions and additional factoring costs generally reduce operating cash flow and require additional capital to finance our business. We expect these trends to continue for the foreseeable future.

Our growth in the specialty vehicle category depends upon our continued ability to expand our product sales into specialty vehicles that require performance-defining products and the continued expansion of the market for these vehicles.
Our growth in the specialty vehicle category is in part attributable to the expansion of the market for specialty vehicles, such as UTVs and ATVs, that require performance-defining products. Such market growth includes the creation of new classes of vehicles that can benefit from our products and our ability to create products for these vehicles. With our acquisition of SuperATV, a growing portion of our sales are expected to be generated from providing aftermarket parts and accessories for these types of vehicles. In the event these markets stop expanding or contract due to economic factors, changes in consumer preferences or other reasons, or we are unsuccessful in creating new products for these markets or other competitors successfully enter into these markets, we may fail to achieve future growth or our sales could decrease, which could have a material adverse effect upon our business, financial condition and results of operations.
Our business, results of operations and financial condition could be materially adversely affected by the effects of widespread public health pandemics, such as COVID-19, that are beyond our control.
Any outbreaks of contagious diseases, public health pandemics and other adverse public health developments in countries where we, our customers or our suppliers operate could have a material and adverse effect on our business, results of operations and financial condition. The COVID-19 pandemic adversely impacted businesses around the world, adversely affected supply chain logistics and contributed to increases in raw material, freight labor and other costs. Uncertain factors relating to pandemics such as COVID-19 include the duration, spread and severity of the pandemic, the efficacy and distribution of vaccines and treatments designed to combat the pandemic, the effects on our customers, vendors, suppliers and employees, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, workplace mandates, business closures, manufacturing restrictions and any prolonged period of travel, commercial and/or other similar restrictions and limitations.
Any such pandemic and the measures designed to contain its spread may negatively impact demand for our products, which could have a material and adverse effect on our business, results of operations and financial condition. Similarly, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations. Further, in the event any members of our workforce, or those of our suppliers, become sick as a result of any pandemic or are otherwise compelled to quarantine, or refuse to comply with any related workplace mandates, we may experience shortages in labor and services that we require for our operations. The increased use of remote work environments and virtual platforms in response to any such pandemic may also increase our risk of cyber-attacks and data security breaches.
The duration of the disruption to our customers, our supply chain and our employees, and the related financial and operational impacts to us, as a result of any such pandemic, cannot be estimated at this time. Should any such disruption continue for an extended period, the impact could have a material adverse effect on our business, results of operations and financial condition.
If we fail to maintain sufficient inventory to meet current customer demands, or if we fail to anticipate future changes in customer demands, our financial results could be adversely affected.
We must maintain sufficient in-stock inventory and anticipate future changes in customer demands in order to be successful. If we fail to do so, our financial results could be adversely affected. Fluctuations in demand may result from a number of factors, including, but not limited to, global economic conditions, global pandemics such as COVID-19, the age, condition and number of vehicles that need servicing, motor vehicle parts failure rates, loss of market share and improvements in product designs that result in enhanced quality and reliability of new vehicle parts. As a result of these and other factors, we have experienced and expect to continue to experience fluctuating levels of demand that require us to monitor, and, where appropriate, adjust our operations, including our inventory levels and staffing at our facilities. If we are unable to forecast accurately future reductions in demand, we may accumulate excess or obsolete inventory and be forced to reduce hours or lay off or furlough employees. Conversely, if we are unable to forecast accurately future increases in demand, we may have inventory shortfalls or inadequate staffing levels to meet demand, which may result in our inability to fill orders on a timely basis or at all and could result in penalties owed to our customers and the loss of net sales.
Our profitability may be materially adversely affected as a result of overstock inventory-related returns by our customers in excess of anticipated amounts.
In certain instances, we permit overstock returns of inventory that may be either new or non-defective or non-obsolete. To the extent our customer agreements permit overstock returns, those customers are generally limited to returning overstocked inventory according to a specified percentage of their annual purchases from us. We accrue for overstock returns as a percentage of net sales, after giving consideration to recent historical returns. While we believe that we make reasonable estimates for overstock returns in accordance with our revenue recognition policies, actual returns may differ from our estimates. To the extent that overstocked returns are materially in excess of our projections, our business, results of operations and financial condition may be materially adversely affected.
Our operations would be materially and adversely affected if our suppliers fail to perform or if we are unable to manage our supply chain effectively.
Because we purchase various types of raw materials, finished goods, equipment, and manufactured component parts from suppliers, we may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays, or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our suppliers’ ability to supply products to us is also subject to a number of risks, including, but not limited to, availability and cost of raw materials, political instability, military conflict, destruction of their facilities caused by natural and other disasters, work stoppages and health crises. For example, the automotive industry is currently recovering from a shortage in the supply of semiconductors. We utilize semiconductors in our products and have at times encountered material shortages in semiconductor supply. If we are unable to source semiconductors on a timely basis or at all, we may be unable to produce some of our products, which could adversely affect our ability to develop new products and fill orders on existing products.
Furthermore, because certain products we sell contain parts that are or can be recycled and remanufactured -- parts more commonly referred to in our industry as “core” – our ability to sell those products may be materially and adversely affected if we are unable to obtain those core parts from our suppliers on favorable terms, if at all.
Our efforts to protect against and minimize these risks may not always be effective. If any of our key suppliers fails to meet our needs or if our relationships with any of our key suppliers are not maintained, it may not be possible to replace such supplier without disruptions in our operations. In addition, we may not be able to consolidate or diversify our supply chain as business needs dictate, and our operations may be adversely impacted as a result. For example, we may experience delays as new suppliers are qualified or as tooling is moved or replaced. Furthermore, the replacement of a key supplier or transitioning to a new supplier in a different geography may result in increased expenses, which could result in lower profit margins and could have a material adverse effect on our business, financial condition and results of operations.
Our operating results are sensitive to the availability and cost of third-party transportation providers, which are important in the manufacture and transport of our products.
We depend upon third-party transportation providers, such as ocean freight, railroad and trucking carriers, for shipments to and from our suppliers and for delivery of our products to us and to our customers. Our access to third-party transportation providers is not guaranteed, and, even if we have access to transportation providers, we may be unable to transport our products at economically attractive rates in certain circumstances, particularly in cases of adverse market conditions or disruptions to transportation infrastructure. Fluctuations in demand for third-party transportation providers and other events impacting transportation capacity and costs, such as strikes, political events, international trade disputes, war, terrorism, natural disasters, adverse weather conditions, congestion, increases in fuel prices, public health issues, including the COVID-19 pandemic, and other events, may impact the availability of third-party transportation providers to ship our products or the cost to ship our products. For example, during 2022, like many other companies, we experienced significantly higher freight and transportation costs as a result of global transportation and logistics constraints following the height of the COVID-19 pandemic. To the extent we enter into long-term agreements with any of these transportation providers, our forecasts of expected capacity needed in future periods may be inaccurate as a result of unforeseen fluctuations in demand for these transportation services, which could result in us paying for capacity that is not needed or result in us having to purchase additional capacity on a spot-market basis. To the extent our transportation mix changes between contracted and market volume, driven by market conditions or other variables, we may observe impacts that create favorability or unfavourability in our end-to-end logistics cost structure. In addition, our business, financial position, results of operations or cash flows could be materially and adversely affected if we are unable to pass along increased transportation costs to our customers, or if third-party transportation capacity were to decline significantly or otherwise become unavailable.
Significant inflation could adversely affect our business and financial results.
Inflation can adversely affect us by increasing our operating costs, which could have an adverse impact on our business or financial results. For example, we experienced broad-based inflationary impacts during the year ended December 31, 2022 due primarily to global transportation and logistics constraints, which resulted in significantly higher transportation costs, tariffs, material costs, and wage inflation from an increasingly competitive labor market. In a highly inflationary environment, we may attempt to offset inflationary pressures with cost-saving initiatives, price increases to customers or the use of alternative suppliers. Although we have implemented pass-through price increases to offset recent inflationary cost impacts, the price increases have often been implemented after we experienced higher costs, resulting in a lag effect to the full recovery of these costs. Furthermore, pricing increases that we implemented to pass through the increased costs had no added profit dollars and consequently did not fully offset the impact that the increased costs had on our gross and operating margin percentages. Moreover, these pricing actions may have a negative impact on customers’ willingness to purchase our products. There can be no assurance that we will be successful in implementing pricing increases in the future to recover increased inflationary costs, and such inflationary pressures could have a material adverse effect on our business, financial condition, and results of operations.
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our results of operations.
In fiscal 2022, approximately 64% of our products were purchased from suppliers in a variety of non-U.S. countries. The U.S. government’s trade policy with countries where we source our products may change based on a number of factors, including, but not limited to, political and economic factors. For instance, the U.S. government has imposed tariffs on certain foreign goods, including steel and certain commercial vehicle parts, which have resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our products decreases due to the higher cost, our results of operations could be materially adversely affected. In addition, further tariffs have been proposed by the United States and its trading partners and additional trade restrictions could be implemented on a broader range of products or raw materials. The resulting environment of retaliatory trade or other practices could have a material adverse effect on our business, financial condition, results of operations, customers, suppliers and the global economy.
Product Development, Acceptance and Quality
If we do not continue to develop new products and bring them to market, our business, financial condition and results of operations could be materially impacted.
Our historical growth and profitability have depended, in part, on the introduction of new parts to the motor vehicle aftermarket industry. We invest in research and development to sustain or enhance our existing product portfolio. In certain circumstances, there may be a lengthy period between commencing these development initiatives and bringing new or improved products to market. In other instances, factors beyond our control may impact our ability to further our research and development activities. For example, new product activity was adversely impacted in the first half of 2020 due to COVID-19. Although new product development and commercialization rebounded towards the end of 2020, we ended 2020 with lower new product introductions than the prior year. During any period of delay in research and development activities, technology advancements, customer demand and the markets for our products may move in directions that we had not anticipated. There is no guarantee that our new products, or enhancements to existing products, will achieve market acceptance or that the timing of market adoption will be as predicted. As a result, there is a significant possibility that some of our development decisions, including significant expenditures on acquisitions, research and development, or investments in technologies, will not meet our expectations, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest or invested too late in a technology, product or enhancement sought by our customers or the markets into which we sell. If we fail to make the right investments or fail to make them at the right time, competing solutions may be more attractive in the market. As a result, our competitive position may suffer, and our revenue and profitability could be adversely affected.
The development and production of any new products are often accompanied by design and production delays and related costs. While we expect and plan for such delays and related costs, we cannot predict with precision the time and expense required to overcome these initial problems so that the products comply with specifications. Moreover, as a supplier in the motor vehicle aftermarket industry, we face additional challenges in designing and producing replacement products as original equipment manufacturers may design parts that contain enhanced technology features or proprietary technologies that are required to interface with other vehicle systems in order to work properly. There is a risk that we may not be able to introduce or bring to full-scale production new products as quickly as we expected in our product introduction plans, which could have a material adverse effect on our business, financial condition, and results of operations.
We may be adversely impacted by changes in, or restrictions on access to, motor vehicle technology.
The motor vehicle aftermarket industry is experiencing a period of significant technological change as a result of the trends toward the integration of advanced electronics into traditional products and the increase in the number of vehicles powered by fuel cells or electricity. Software, firmware, and hardware increasingly are becoming functionally integrated with, and inseparable from, physical parts. While, traditionally, repair shops and vehicle owners could diagnose and repair their vehicles with mechanical adjustments, today they often need access to vehicles’ control units using laptops, complex diagnostic tools and software. Restrictions on access to testing and diagnostic tools, software, telematics, data and repair information imposed by the original vehicle manufacturers or by governmental regulations may force vehicle owners to rely on dealers to perform maintenance and repairs. This in turn could limit our ability to design, manufacture and sell new products and could have a material adverse effect on our business, financial condition and results of operations.
These trends have led to an increase in the significance of technology to our current and future products and the amount of capital we need to invest to develop these new technologies, as well as an increase in the amount of competition we face from technology-focused new market entrants. If we misjudge the amount of capital to invest or are otherwise unable to continue providing products that meet our customers’ needs in this environment of rapid technological change, our market competitiveness could be adversely affected, which could have a material adverse effect on our business, financial condition and results of operations.
Design and quality problems with our products could damage our reputation and adversely affect our business.
We have experienced, and in the future may experience, reliability, quality, or compatibility problems in products after their production and sale to customers. Product design and quality problems and any associated product recalls could result in damage to our reputation, loss of customers, a decrease in revenue, litigation, unexpected expenses, and a loss of market share. We have invested and will continue to invest in our engineering, design, manufacturing and quality infrastructure to help reduce these problems; however, there can be no assurance that we can successfully remedy these issues. To the extent we experience significant quality problems in the future, it could have a material adverse effect on our business, financial condition and results of operations.

Our Intellectual Property and Information Security
Cyber-attacks or other breaches of information technology security could adversely impact our business and operations.
Cyber-attacks or other breaches of network or information technology security may cause equipment failure, disruption to our operations or the loss or theft of sensitive data relating to our Company and our employees, customers, suppliers, and business partners, including intellectual property, proprietary business information, and other sensitive material. Such attacks, which include the use of malware, encryption, computer viruses and other means for disruption or unauthorized access, on companies have increased in frequency, scope and potential harm in recent years. We take preventive actions to reduce the risk of cyber incidents and protect our information technology and networks, including the data that is maintained within them. However, such preventative actions may be insufficient to repel a cyber-attack or other network breach in the future. Furthermore, because the techniques used to carry out cyber-attacks change frequently and in many instances are not recognized until after they are used against a target, we may be unable to anticipate these changes or implement adequate preventative measures. Moreover, we utilize third-party vendors that provide information technology services for various areas, including human resources functions (e.g., payroll). While we generally require these vendors to monitor and protect their information technology systems against cyber-attacks and other breaches, their efforts may not be effective. To the extent that any cyber-attack or other security breach of one of our vendors’ systems causes a disruption in its operations or results in a loss or damage to our data, loss or theft of our intellectual property, or unauthorized disclosure of confidential information, including information regarding our customers and the ultimate purchasers of our products, it could disrupt our operations or cause significant damage to our reputation, affect our relationship with our customers, suppliers and employees, and lead to claims against us and ultimately harm our business. Moreover, intruders that gain access to our intellectual property and trade secrets may attempt to use that information to harm our business, by developing competing or counterfeit products. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. Any such cyber-attacks and loss or theft of our intellectual property or unauthorized disclosure of confidential information could have a material adverse effect on our business, financial condition and results of operations.
We are dependent, in part, on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.
Our business is dependent, in part, on our ability to innovate, and, as a result, we are reliant on our intellectual property. We generally protect our intellectual property through patents, trademarks, copyrights, trade secrets, confidentiality and nondisclosure agreements, information security practices, and other measures to the extent our budget permits. There can be no assurance that patents will be issued from pending applications that we have filed or that our patents will be sufficient to protect our key technology from misappropriation or falling into the public domain, nor can assurances be made that any of our patents, patent applications, trademarks or our other intellectual property or proprietary rights will not be misappropriated, challenged, invalidated or circumvented. In addition, the level of protection of our proprietary technology varies by country and may be uncertain in countries that do not have well-developed judicial systems or laws that adequately protect intellectual property rights. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may prevent us from marketing and selling a product in a particular geographic area. Financial considerations may also preclude us from seeking patent protection in every country where infringement litigation could arise. Our inability to predict our intellectual property requirements in all geographies and affordability constraints may also impact our intellectual property protection investment decisions. If we are unable to adequately protect our proprietary rights, we may be at a disadvantage to others who do not incur the substantial time and expense we incur to create our products. Preventing unauthorized use or infringement of our intellectual property is inherently difficult. Moreover, it may be difficult or practically impossible to detect theft or unauthorized use of our intellectual property. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

Claims of intellectual property infringement by original equipment manufacturers and others could adversely affect our business and negatively impact our ability to develop new products.
From time to time in the ordinary course of our business, we are subject to claims that we are infringing the intellectual property rights of original equipment manufacturers, non-practicing entities, or others. An adverse finding against us in these or similar intellectual property disputes may have a material adverse effect on our business, financial condition and results of operations if we are not able to successfully develop or license non-infringing alternatives. In addition, an unfavorable ruling in intellectual property litigation could subject us to significant liability, increased legal expense, and require us to cease developing or selling the affected products. Any significant restriction that impedes our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.
Failure to maintain the value of our brands could have an adverse effect on our reputation, cause us to incur significant costs and negatively impact our business.
Our brands are an important component of our value proposition and serve to distinguish our products from those of our competitors. We believe that our success depends, in part, on maintaining and enhancing the value of our brands and executing our brand strategies, which are designed to drive demand for our products and, where we do not sell direct to end-users of our products, make us a valued business partner to our customers through the support of their marketing initiatives. A decline in the reputation of our brands as a result of events, such as deficiencies or defects in the design or manufacture of our products, from legal proceedings, product recalls or warranty claims resulting from such deficiencies or defects, or from failures to meet stakeholder expectations regarding environmental, social and governance matters may harm our reputation, reduce demand for our products and adversely affect our business. Moreover, our business may be adversely affected if we fail to develop adequate branding strategies following acquisitions of companies with their own established brands. In addition to the foregoing, certain of our customer agreements require us to supply them with private-label branded products. To the extent we use our own products to promote the brands of our customers over our own brands, our business may be adversely affected.
Risks Related to Our Capital Structure and Finances
Increasing our indebtedness could negatively affect our financial health.
We have a credit agreement with Bank of America, N.A., as administrative agent, under which we borrowed $500 million in the form of a term loan and through which we have a $600 million revolving credit facility. As of December 31, 2022, there was $496.9 million in outstanding borrowings under the term loan and $239.4 in outstanding borrowings under the revolving portion of the credit agreement, and as of such date we had three outstanding letters of credit for $1.0 million in the aggregate.
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
Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to economic and political conditions, interest rates, industry cycles and financial, business and other factors, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations to service our indebtedness, we may be required to, among other things: refinance or restructure all or a portion of our indebtedness; reduce or delay planned capital or operating expenditures; reduce, suspend or eliminate our stock repurchase program; or sell selected assets. Such measures might not be sufficient to enable us to service our indebtedness. In addition, any such refinancing, restructuring or sale of assets might not be available on economically favorable terms or at all, and if prevailing interest rates at the time of any such refinancing or restructuring are higher than our current rates, interest expense related to such refinancing or restructuring would increase. The occurrence of any of such events could have a material adverse effect on our business, financial condition and results of operations.

Our credit agreement contains covenants that restrict our operational flexibility. If we cannot comply with these covenants, we may be in default under our credit agreement.
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
We have entered into several customer-sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions without recourse. These agreements permit us to recover on our accounts receivable sooner than if they were not in place and help reduce the risk of non-payment by customers. Certain of our customers, however, do not offer the ability to participate in such sponsored programs. If we do not enter into these agreements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures in collecting trade accounts receivables. In addition, if any of the financial institutions with which we have these agreements experiences financial difficulties or otherwise modifies or terminates these agreements, we may experience material and adverse economic losses due to the loss of such arrangements and the impact of such loss on our liquidity. The modification, termination or other loss of these arrangements could have a material and adverse effect on our financial condition, results of operations and cash flows.
Interest rate increases may adversely affect our financial condition and results of operations.
Borrowings under our credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same. As a result, our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A one-percentage-point increase in the interest rates on outstanding borrowings under our credit agreement would have increased our interest expense by approximately $2.4 million for the year ended December 31, 2022.
Our accounts receivable sales agreements are variable rate instruments impacted by reference interest rates, such as the Term Secured Overnight Financing Rate ("Term SOFR"), which are components of the discount rate applicable to each arrangement. A one-percentage-point increase in the discount rates on these arrangements would have increased our factoring costs by approximately $8.7 million for the year ended December 31, 2022. Rising interest rates increase the costs associated with these arrangements and result in us collecting less on our accounts receivable serviced through them. If interest rates increase such that the cost of these arrangements becomes more than the cost of servicing our receivables with existing debt, we may not be able to rely on such arrangements, which could have a material adverse effect on our business, financial condition and results of operations.
We extend credit to our customers, some of whom may be unable to pay in the future.
We regularly extend credit to our customers. A significant percentage of our accounts receivable have been, and are expected to continue to be, concentrated among a relatively small number of automotive parts retailers and distributors in the United States. Our four largest customers accounted for 69% of total accounts receivable as of December 31, 2022 and 82% of total accounts receivable as of December 25, 2021. In the ordinary course of business, management monitors, among other things, credit terms and credit limits for these and other customers. In addition, from time to time, some of our customers request increases in their credit limits. Such requests may pose incremental risks to us, either by increasing the credit limit for a customer and accepting additional financial risk of non-payment or maintaining the credit limit and risking the customer redirecting business to another supplier offering better credit terms. If any of our customers were unable to pay, or if any of those customers redirect their business to other suppliers offering better credit terms, it could have a material adverse effect on our business, financial condition and results of operations.
Our business may be negatively impacted by our dependence on foreign suppliers and by foreign currency fluctuations.
In fiscal 2022, approximately 64% of our products were purchased from suppliers in a variety of non-U.S. countries, with the largest portion of our overseas purchases being made in China. As a result of the magnitude of our foreign sourcing, our business may be subject to various risks, including the following:
a.uncertainty caused by the elimination of import quotas and the possible imposition of additional quotas, bans on importing goods or materials from certain countries or regions or other retaliatory or punitive trade measures;
b.imposition of duties, tariffs, taxes and other charges on imports;
c.significant devaluation of the U.S. dollar against foreign currencies;
d.restrictions on the transfer of funds to or from foreign countries;
e.political instability, military conflict or terrorism involving the United States or any of the countries where our products are manufactured or sold, which could cause labor shortages, a delay in transportation or an increase in costs of transportation, labor, raw materials or finished product or otherwise disrupt our business operations; and
f.disease, epidemics and health-related concerns could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny and embargoing of goods produced in infected areas.
In addition to the foregoing, the products we purchase from our foreign suppliers generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent that the U.S. dollar changes in value relative to those foreign currencies in the future, the prices charged by our suppliers under new purchase orders may change in equivalent U.S. dollars. For example, the Chinese yuan to U.S. dollar exchange rate has fluctuated over the past several years. Any future changes in the value of the Chinese yuan relative to the U.S. dollar may result in a change in the cost of products that we purchase from China in the future.
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
As of February 23, 2023, Steven L. Berman, our Executive Chairman, and his family members beneficially owned approximately 17% of the Company’s outstanding common stock. As such, Mr. Berman and his family members can influence matters requiring the approval of shareholders, including the election of the Board of Directors and the approval of significant transactions. Such concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock. Moreover, sales of substantial amounts of the shares beneficially owned by Mr. Berman and his family members, including shares held in family trusts and foundations, or the perception that such sales could occur, may lower the prevailing market price of our common stock.

General Risk Factors
Unfavorable economic conditions may adversely affect our business.
Adverse changes in economic conditions, including inflation, recession, increases in fuel prices, decreased transportation capacity, rising interest rates, tariffs, labor shortages and unemployment levels, availability of consumer credit, taxation or instability in the financial markets or credit markets may either lower demand for our products or increase our operational costs, or both. Such conditions may also materially impact our customers, suppliers and other parties with whom we do business. Our revenue will be adversely affected if demand for our products declines. The impact of unfavorable economic conditions may also limit discretionary spending or otherwise impair the ability of our customers to pay for products they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivables may increase and failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our business, financial condition and results of operations.
Our operations, revenues and operating results, and the operations of our third-party manufacturers, suppliers, warehouse and distribution providers, and customers, may be subject to quarter-over-quarter fluctuations and disruptions from events beyond our or their control.
Our operations, revenues and operating results, as well as the operations of our third-party manufacturers, suppliers, warehouse and distribution providers, and customers, may be subject to quarter-over-quarter fluctuations and disruptions from a variety of causes outside of our or their control, including work stoppages, market volatility, fuel and transportation prices, acts of war, terrorism, cyber incidents, pandemics, power outages, fire, earthquake, flooding, changes in weather patterns, weather or seasonal fluctuations or other climate-based changes, including hurricanes or tornadoes, or other natural disasters. If a major disruption were to occur at our operations or the operations of our third-party manufacturers, suppliers, warehouse and distribution providers, or customers, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations. In addition, such events could result in our inability to fill orders on a timely basis or at all and result in penalties owed to our customers and the loss of net sales. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
We rely extensively on computer systems to manage inventory, process transactions and timely provide products to our customers. These systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches, cyber-attacks or other catastrophic events. If these systems are damaged or fail to function properly, we may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions. Such a disruption to these systems could negatively impact revenue and could have a material adverse effect on our business, financial condition and results of operations.
Unfavorable results of legal proceedings could materially adversely affect us.
We are subject to various legal proceedings and claims that arise out of the ordinary course of our business, such as those involving contracts, employment matters, competitive practices, and intellectual property infringement. In addition, if our products are defective or installed or used incorrectly by customers, bodily injury, property damage or other injury, including death, may result and could give rise to product liability claims against us. Legal proceedings and claims may be time-consuming and expensive to prosecute, defend or conduct. This may be true whether they are with or without merit and whether they are covered by insurance or not. They also may divert management’s attention and other resources; inhibit our ability to sell our products; result in adverse judgments for damages, injunctive relief, penalties and fines; and negatively affect our reputation, business, financial condition and results of operations. There can be no assurance regarding the outcome of current or future legal proceedings, claims or investigations.
The market price of our common stock may be volatile and could expose us to securities class action litigation.
The stock market and the price of our common stock may be subject to wide fluctuations based upon general economic and market conditions. The market price for our common stock also may be affected by our ability to meet analysts’ expectations. Failure to meet such expectations, even slightly, could negatively affect the market price of our common stock. In addition, stock market volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies. Downturns in the stock market may cause the price of our common stock to decline.
Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations.
Losing the services of our executive officers or other highly qualified and experienced employees or failing to attract and retain any of such officers or employees could adversely affect our business.
Our future success depends upon the continued contributions of our executive officers and senior management, many of whom have numerous years of experience and would be extremely difficult to replace. We must also attract and retain experienced and highly skilled engineering, sales and marketing, finance, logistics, information technology and operations personnel. Although we periodically conduct compensation benchmarking and surveys, competition for qualified personnel is often intense, our compensation programs may not be adequately designed, and we may not be successful in hiring and retaining these people. To the extent we experience increases in demand for labor, as a result of competition, the impacts of pandemics such as COVID-19 or otherwise, such increase in demand may drive higher wages for impacted roles and our ability to attract talent and maintain a competitive cost structure may be challenged. If we lose the services of our key employees, cannot attract and retain other qualified personnel or cannot maintain a competitive cost structure as a result of any of the foregoing, it could have a material adverse effect on our business, financial condition and results of operations.
Our growth may be impacted by acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully.
Our future growth is likely to depend to some degree on our ability to acquire and successfully integrate new businesses. We may not be able to identify suitable acquisition candidates, complete acquisitions, or integrate acquisitions, such as SuperATV, successfully. We may seek additional acquisition opportunities, both to further diversify our businesses and to penetrate or expand important product offerings, geographies or markets. There are no assurances, however, that we will be able to successfully identify suitable candidates, negotiate appropriate terms, obtain financing on acceptable terms, complete proposed acquisitions, successfully integrate acquired businesses, or expand into new geographies or markets. Once acquired, operations may not achieve anticipated levels of revenues or profitability. Acquisitions involve risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there are no assurances that we will properly ascertain all such risks. Difficulties encountered with acquisitions could have a material adverse effect on our business, financial condition and results of operations.
Changes in tax laws or exposure to additional income tax liabilities could have a material adverse effect on our business, financial condition and results of operations.
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
Climate change is continuing to receive ever-increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which could lead to additional legislative and regulatory efforts to limit greenhouse gas emissions. For example, new federal or state restrictions on emissions of carbon dioxide that may be imposed on vehicles and automobile fuels could adversely affect demand for vehicles, annual miles driven or the products we sell or lead to changes in automotive technology. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require increased capital expenditures to improve our product portfolio to meet such new laws, regulations and standards. While we have been committed to continuous improvements to our product portfolio to meet and exceed anticipated regulatory standard levels, there can be no assurance that our commitments will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact or that economic returns will reflect our investments in new product development.
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
Our products are subject to import and export controls in the jurisdictions in which we distribute or sell our products. Import and export controls and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons and entities.
Various countries regulate the importation of certain products through import permitting and licensing requirements and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, transfers within foreign countries and importation of our products, including by our suppliers and vendors, must comply with these laws and regulations, and any violations may result in reputational harm, government investigations and penalties, and denial or curtailment of importing or exporting activities. Complying with export control and sanctions laws for a particular sale may be time-consuming, may increase our costs, and may result in the delay or loss of sales opportunities. If we are found to be in violation of U.S. sanctions or export control laws, or similar laws in other jurisdictions, we and the individuals working for us could incur substantial fines and penalties. Changes in export, sanctions or import laws or regulations may delay the introduction and sale of our products in the U.S. and international markets, require us to spend resources to seek necessary government authorizations or to develop different versions of our products, or, in some cases, prevent the export or import of our products to certain countries, regions, governments, persons or entities, which could adversely affect our business, financial condition and operating results.
ITEM 1B. Unresolved Staff Comments.
None
ITEM 2. Properties.
Facilities
As of December 31, 2022, we had 35 warehouse and office facilities located throughout the United States, Canada, China, Taiwan and India. Five of these facilities are owned and the remainder are leased. Our principal facilities are as follows:

Location	Description	Size		Ownership
Portland, TN	Warehouse and office	997,310	sq. ft.	Leased
Whiteland, IN	Warehouse and office	827,180	sq. ft.	Leased
Warsaw, KY	Warehouse and office	710,500	sq. ft.	Owned
Colmar, PA	Corporate headquarters Warehouse and office	342,000	sq. ft.	Leased	(1)
Shiremanstown, PA	Warehouse and office	318,872	sq. ft.	Leased
Franklin, KY	Manufacturing Facility	244,000	sq. ft.	Leased
Durant, OK	Warehouse and office	208,000	sq. ft.	Owned
Madison, IN	Warehouse and office	208,000	sq. ft.	Leased
Lewisberry, PA	Warehouse and office	170,500	sq. ft.	Leased	(2)
Madison, IN	Warehouse	145,000	sq. ft.	Leased
Jiangsu Province, China	Warehouse and office	105,911	sq. ft.	Leased
Florence, KY	Warehouse	101,250	sq. ft.	Leased
Harrisburg, PA	Manufacturing Facility	101,132	sq. ft.	Owned
Lewisville, TX	Warehouse and office	101,029	sq. ft.	Leased
Franklin, KY	Warehouse	100,000	sq. ft.	Leased
Louisiana, MO	Warehouse and office	90,000	sq. ft.	Owned
Las Vegas, NV	Warehouse and office	89,728	sq. ft.	Leased
Shreveport, LA	Warehouse and office	65,000	sq. ft.	Leased
Reno, NV	Warehouse and office	54,354	sq. ft.	Leased
Kankakee, IL	Manufacturing Facility	53,574	sq. ft.	Owned
Jacksonville, FL	Warehouse and office	52,080	sq. ft.	Leased
Sanford, NC	Warehouse and office	52,000	sq. ft.	Leased
(1)We lease the Colmar facility from a partnership of which our Executive Chairman, Steven L. Berman, and certain of his family members are owners. Under this lease agreement, we paid rent of $2.5 million in fiscal 2022. The rent payment will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. This lease was renewed during December 2022, effective as of January 1, 2023, and will expire on December 31, 2027.
(2)We lease one of our two Lewisberry facilities (consisting of approximately 142,500 square feet) from a limited liability company of which our Executive Chairman, Steven L. Berman, and certain of his family members are owners. Under this lease agreement, we paid rent of $0.6 million in fiscal 2022. The rent payable will be increased by 3% on July 1st of each year. This lease commenced in September 2020 and will expire on December 31, 2027.

ITEM 3. Legal Proceedings.
The information set forth under the heading “Other Contingencies” appearing in Note 10. “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report is incorporated herein by reference.
ITEM 4. Mine Safety Disclosures.
Not Applicable
ITEM 4.1. Information about Our Executive Officers.
The following table sets forth certain information with respect to our executive officers as of February 28, 2023:

Name	Age	Position with the Company
Steven L. Berman	63	Executive Chairman
Kevin M. Olsen	51	President and Chief Executive Officer
Paul E. Anderson	64	President, Heavy Duty
Joseph P. Braun	49	Senior Vice President, General Counsel and Secretary
Jeffrey L. Darby	55	Senior Vice President, Sales and Marketing
David M. Hession	54	Senior Vice President, Chief Financial Officer and Treasurer
Scott D. Leff	51	Senior Vice President, Chief Human Resources Officer
Donna M. Long	55	Senior Vice President, Chief Information Officer
Eric B. Luftig	49	Senior Vice President, Product
John McKnight	54	Senior Vice President, Operations
Steven L. Berman became the Executive Chairman of the Company in September 2015. Additionally, Mr. Berman has served as a director of the Company since its inception in 1978. From January 2011 to September 2015, Mr. Berman served as Chairman of the Board and Chief Executive Officer of the Company and from October 2007 to January 2011, Mr. Berman served as President of the Company. Prior to October 2007, Mr. Berman served as Executive Vice President of the Company. As reported in the Company’s Form 8-K filed on February 24, 2023, Mr. Berman will transition from the Company’s Executive Chairman to Non-Executive Chairman of the Company’s Board of Directors on April 1, 2023.
Kevin M. Olsen joined the Company in July 2016 as Senior Vice President and Chief Financial Officer. He became Executive Vice President, Chief Financial Officer in June 2017, President and Chief Operating Officer in August 2018 and President and Chief Executive Officer in January 2019. Prior to joining the Company, Mr. Olsen was Chief Financial Officer of Colfax Fluid Handling, a division of Colfax Corporation, a diversified global manufacturing and engineering company that provides gas and fluid-handling and fabrication technology products and services to commercial and governmental customers around the world, from January 2013 through June 2016. Prior to joining Colfax, he served in progressively responsible management roles at the Forged Products Aero Turbine Division of Precision Castparts Corp, Crane Energy Flow Solutions, a division of Crane Co., Netshape Technologies, Inc., and Danaher Corporation. Prior thereto, Mr. Olsen performed public accounting work at PricewaterhouseCoopers LLP. Mr. Olsen is also a director of Twin Disc, Inc., (Nasdaq: TWIN), an international manufacturer and worldwide distributor of heavy-duty off-highway and marine power transmission equipment and related products.
Paul E. Anderson joined the Company in August 2021 as President, Heavy Duty, in connection with the Company’s acquisition of Dayton Parts, a manufacturer and distributor of chassis and other parts for the heavy-duty vehicle sector of the aftermarket. Mr. Anderson most recently served as President and Chief Executive Officer of Dayton Parts, a role that he held beginning in July 2016. Prior to that time, Mr. Anderson held roles of increasing responsibility within Dayton Parts and its predecessor, TRW Heavy Duty Parts, including as Product Engineer, Product Manager and Vice President of Manufacturing.

Joseph P. Braun joined the Company in April 2019 as Senior Vice President and General Counsel, and he was appointed Corporate Secretary in May 2019. Prior to joining the Company, Mr. Braun served as Chief Legal Officer and Corporate Secretary of Avantor, Inc., a leading, global provider of products and services to customers in the life sciences and advanced technologies and applied materials industries. Prior to joining Avantor, he worked at Tyco International plc (now known as Johnson Controls International plc), a leading global provider of security, fire detection and suppression, and life safety products and services, where he served in positions of increasing responsibility, including, most recently, as Vice President, Mergers & Acquisitions. Mr. Braun began his legal career in private practice at various law firms, where he advised public and private companies on mergers and acquisitions and securities and corporate governance matters.
Jeffrey L. Darby joined the Company in November 1998 as a National Account Manager. He became Senior Vice President, Sales and Marketing in February 2011. He previously held the positions of Group Vice President from 2008 to 2010 and Vice President of Sales – Traditional and Key Accounts from 2006 to 2008. Prior to joining the Company, Mr. Darby worked for Federal-Mogul Corporation/Moog Automotive, an automotive parts supplier, beginning in 1990 and held positions in sales and marketing management.
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
Scott D. Leff joined the Company in April 2019 as Senior Vice President, Chief Human Resources Officer. Prior to joining Dorman, Mr. Leff held a variety of global divisional human resources roles at HP Inc. and its subsequent spin‐off, Hewlett‐Packard Enterprise Company, both multinational information technology companies. He served as Chief Human Resources Officer of Hewlett‐Packard Financial Services from March 2010 to March 2018 and Vice President of HPE Pointnext from March 2018 to April 2019. Prior to that, Mr. Leff held chief human resources officer roles and divisional human resource and employee relations roles within various publicly and privately held companies. Mr. Leff began his career as a lawyer in a New Jersey County Prosecutor’s office and a New Jersey-based law firm.
Donna M. Long joined the Company in April 2015 as Senior Vice President, Chief Information Officer. Prior to joining the Company, she served as Chief Information Officer of Veritiv Corporation, a business-to-business provider of packaging, publishing, and hygiene products (“Veritiv”), from July 2014 to April 2015. Veritiv was formed as a result of the merger of Unisource Worldwide, Inc., a distributor of printing paper, packaging and supplies (“Unisource”) with xpedx, a division of International Paper Co. Prior to July 2014, Ms. Long held roles of increasing responsibility within Unisource, including as its Chief Information Officer, and she previously was a Manager at Accenture plc, a professional services company.
Eric B. Luftig joined the Company in December 2021 as Senior Vice President, Product. Previously, he was the founder and Managing Partner of EBL Consulting LLC, a provider of executive management and leadership consulting services, from June 2020 to December 2021. From October 2009 to June 2020, Mr. Luftig served as Vice President and Marketing Officer for Victaulic Company, a leading producer of mechanical pipe joining solutions. Prior to that, Mr. Luftig served in various engineering, sales and marketing roles for publicly and privately held companies, including General Electric, a leader in the power, renewable energy, aviation and healthcare industries, and Nordson Corporation, a designer and manufacturer of dispensing equipment for consumer and industrial adhesives, sealants and coatings.
John McKnight joined the Company in November 2019 as Senior Vice President, Operations. Prior to joining the Company, he served as Chief Operating Officer of Morgan Corporation, a leading producer of truck and van bodies in North America, from January 2019 to September 2019, and as Chief Operating Officer of

Consolidated Glass Holdings, Inc., a holding company for architectural, security, and custom glass and metal fabrication businesses, from September 2017 to July 2018. Prior to September 2017, Mr. McKnight held various roles with the Colfax Corporation, a diversified global manufacturing and engineering company ﴾“Colfax”﴿, including most recently as Executive Director of its Howden Industrial Fans division. Before Colfax, he held various leadership roles with Danaher, a designer, manufacturer, and marketer of professional, medical, industrial, and commercial products and services.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock are traded publicly on the NASDAQ Global Select Market under the ticker symbol “DORM”. At February 23, 2023, there were 320 holders of record of our common stock.
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
For information regarding our equity compensation plans, see PART III ITEM 12, “Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.”
Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return for our common stock with the cumulative total shareholder return for the NASDAQ US Benchmark Auto Parts TR index and the NASDAQ Composite Market Index for the period from December 30, 2017 to December 31, 2022.
The NASDAQ US Benchmark Auto Parts TR index is comprised of 23 public companies and the information was furnished by Zacks Investment Research, Inc. The NASDAQ Composite Market Index is comprised of more than 3,600 public companies and the information was furnished by Zacks Investment Research, Inc. The graph assumes $100 invested on December 30, 2017 in our common stock and each of the indices, and that dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies. The stock price performance shown in the graph is not necessarily indicative of future price performance.
The performance graph and the information set forth therein shall not be deemed to be filed for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference in any filing made by us with the U.S. Securities and Exchange Commission, except as shall be expressly set forth by specific reference in such a filing.

Stock Repurchases
During the three months ended December 31, 2022, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
September 25, 2022 through October 22, 2022 (1)	882	$83.81	—	$227,989,218
October 23, 2022 through November 19, 2022 (2)	1,072	$77.62	—	$227,989,218
November 20, 2022 through December 31, 2022 (3)	897	$86.49	—	$227,989,218
Total	2,851		—	$227,989,218
(1)Consists of 882 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 12, Capital Stock, to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, the “401(k) Plan”).
(2)Includes 148 shares withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock awards (“RSAs”) during the period. The RSAs were granted to participants in prior periods pursuant to our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan”). Also includes 924 shares purchased from the 401(k) Plan.
(3)Includes 73 shares withheld from participants for income tax withholding purposes in connection with the vesting of RSAs during the period. The RSAs were granted to participants in prior periods pursuant to the 2018 Plan. Also includes 824 shares purchased from the 401(k) Plan.
(4)On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several actions taken since that time, including most recently in July 2022, our Board of Directors has expanded the program to $600 million and extended the program through December 31, 2024. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion.
ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in PART II, ITEM 8 of this Annual Report on Form 10-K. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve significant risks and uncertainties. See the “Statement Regarding Forward-Looking Statements” above and PART I, ITEM 1A, “Risk Factors” in this Annual Report on Form 10-K for additional information regarding forward-looking statements and the factors that could cause actual results to differ materially from those anticipated in the forward-looking statements. In ITEM 7, we discuss fiscal 2022 and 2021 results and comparisons of fiscal 2022 results to fiscal 2021 results. Discussions of fiscal 2020 results and comparisons of fiscal 2021 results to fiscal 2020 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in PART II, ITEM 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021.
Overview
We are one of the leading suppliers of replacement and upgrade parts in the motor vehicle aftermarket industry, serving passenger cars, light-, medium-, and heavy-duty trucks, as well as specialty vehicles, including utility terrain vehicles (UTVs) and all-terrain vehicles (ATVs). As of December 31, 2022, we marketed approximately 129,000 distinct parts compared to approximately 118,000 as of December 25, 2021, many of which we designed and engineered. This number excludes private label stock keeping units and other variations in how we market, package and distribute our products, includes distinct parts of acquired companies and reflects distinct parts that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We are one of the leading aftermarket suppliers of parts that were traditionally available to consumers only from OE manufacturers or salvage yards. These parts include, among other parts, leaf springs, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers, UTV windshields, and complex electronics modules.
We generate most of our net sales from customers in North America, primarily in the United States. Our products are sold primarily through aftermarket retailers, including through their online platforms; dealers; national, regional and local warehouse distributors and specialty markets; and salvage yards. We also distribute aftermarket parts outside the United States, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East and Australia.
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
Prior to October 4, 2022, we operated on a 52-53-week period ending on the last Saturday of the calendar year. Our 2022 fiscal year under this schedule is a 53-week period that ended on December 31, 2022 (“fiscal 2022”). Effective October 4, 2022, our Board of Directors approved a change in Dorman’s fiscal year end from the last Saturday in December of each year to December 31 of each year. This change will result in future years ending on December 31, consistent with fiscal 2022. Our fiscal 2021 and fiscal 2020 were 52-week periods that ended on December 25, 2021 (“fiscal 2021”) and December 26, 2020 (“fiscal 2020”), respectively.
Business Performance Summary
Net sales increased 29% to $1,733.7 million in fiscal 2022 from $1,345.2 million in fiscal 2021. Net income decreased 8% to $121.5 million in fiscal 2022 from $131.5 million in fiscal 2021. Additionally, in fiscal 2022 we generated cash flows from operations of $41.7 million and repurchased 180,750 common shares under our share repurchase program for $17.6 million.

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
In fiscal 2022, we introduced 4,443 new distinct parts to our customers and end-users, including 1,565 “New-to-the-Aftermarket” parts. Please see ITEM 1, “Business – Product Development” for a year-over-year comparison of new product introductions.
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
Another area of focus has been on products we market for the medium- and heavy-duty truck sector of the motor vehicle aftermarket industry. We believe that this sector provides many of the same opportunities for growth that the passenger car and light-duty truck sector of the motor vehicle aftermarket industry has provided us. We specialize in offering heavy-duty parts that were traditionally only available from OE manufacturers or salvage yards, similar to how we approach the passenger car and light-duty truck sector. During fiscal 2022, we introduced 486 distinct parts in this product line. We expect to continue to invest in the medium- and heavy-duty product category, as evidenced by our acquisition of Dayton Parts in fiscal 2021.
Acquisitions
A key component of our strategy is growth through acquisitions. On October 4, 2022, we acquired Super ATV, a leading independent supplier to the powersports aftermarket with a family of highly respected brands spanning functional accessories and upgrades, as well as replacement parts for specialty vehicles. On August 10, 2021, we acquired Dayton Parts, a manufacturer of chassis and other parts designed to serve the heavy-duty vehicle sector of the aftermarket. See Note 2, Business Acquisitions and Investments under Notes to Condensed Consolidated Financial Statements for additional information. We may acquire businesses in the future to supplement our financial growth, increase our customer base, add to our distribution capabilities or enhance our product development resources, among other reasons.
Economic Factors
The Company’s financial results are also impacted by various economic and industry factors, including, but not limited to the number, age and condition of vehicles in operation at any one time, and the miles driven by those vehicles.
Vehicles in Operation
The Company’s products are primarily purchased and installed on a subsegment of the passenger and light-duty vehicles in operation in the United States (“VIO”), specifically weighted towards vehicles aged 8 to 13 years old. Each year, the United States seasonally adjusted annual rate (“US SAAR”) of new vehicles purchased adds a new year to the VIO. According to data from the Auto Care Association (“Auto Care”), the US SAAR experienced a decline from 2008 to 2011 as consumers purchased fewer new vehicles as a result of the Great Recession of 2008. We believe that the declining US SAAR during that period resulted in a follow-on decline in our primary VIO subsegment (8 to 13-year-old vehicles) commencing in 2016. However, following 2011 and the impact of the Great Recession of 2008, U.S. consumers began to increase their purchases of new vehicles which over time caused the US SAAR to recover and return to more historical levels. Consequently, we expect the VIO for vehicles aged 8 to 13 years old to continue to recover over the next several years. Additionally, during 2023, we expect fewer new vehicles to be purchased in the near term, benefiting demand for aftermarket parts, given the lack of availability of new vehicles and increased interest rates.

In addition, we believe that vehicle owners generally are operating their current vehicles longer than they did several years ago, performing necessary repairs and maintenance to keep those vehicles well maintained. We believe this trend has supported an increase in VIO, which increased to 293.4 million, a 1% increase in 2022 over 2021. According to data published by Polk, a division of IHS Automotive, the average age of VIO increased to 12.4 years as of October 2022 from 12.2 years as of October 2021 despite increasing new car sales.
Miles Driven
The number of miles driven is another important statistic that impacts our business. Generally, as vehicles are driven more miles, the more likely it is that parts will fail and there will be increased demand for replacement parts, including our parts. According the U.S. Department of Transportation, the number of miles driven through October 2022 increased 1.5% year over year. We expect this increase in miles driven may continue, given that certain employers have begun to lift work-from-home policies implemented during the pandemic and, consequently, consumers may return to commuting to work on a more regular basis. However, global gasoline prices have been volatile in recent months, which may negatively impact miles driven as consumers reduce travel or seek alternative methods of transportation.
Brand Protection
We operate in a highly competitive market. As a result, we are continuously evaluating our approach to brand, pricing and terms to our different customers and channels. For example, we maintain a brand protection policy, which is designed to ensure that certain products bearing the Dorman name are not advertised below certain approved pricing levels. In addition, we pursue legal remedies when we see third parties, such as e-commerce retailers, violating our intellectual property rights by wrongfully representing our products as their own or using our product images for their own marketing efforts.
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
New Customer Acquisition Costs
We may incur new customer acquisition costs where we incur change-over costs to induce a customer to switch from a competitor’s brand, including expanding new product lines into our existing customers. Change-over costs include the costs related to removing the new customer’s inventory and replacing it with our inventory, which is commonly referred to as a stock lift. New customer acquisition costs are recorded as a reduction to revenue when incurred.
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
Since our consolidated financial statements are denominated in U.S. dollars, the assets, liabilities, net sales, and expenses that are denominated in currencies other than the U.S. dollar must be converted into U.S. dollars using exchange rates for the current period. As a result, fluctuations in foreign currency exchange rates may impact our financial results.
Impact of Labor Market and Inflationary Costs
We have experienced broad-based inflationary impacts during the year ended December 31, 2022, due primarily to global transportation and logistics constraints, which have resulted in significantly higher transportation costs; tariffs; material costs; and wage inflation from an increasingly competitive labor market. We expect increased freight, higher labor costs and material inflation costs to continue to negatively impact our results through fiscal 2023, despite recent signs of global supply chain constraints easing, which could lead to lower ocean freight and commodity costs. We attempt to offset inflationary pressures with cost-saving initiatives, price increases to customers and the use of alternative suppliers. Although we have implemented pass-through price increases to offset inflationary cost impacts, the price increases have often been implemented after we have experienced higher costs resulting in a lag effect to the full recovery of these costs. Furthermore, pricing increases that we implemented to pass through the increased costs had no added profit dollars and consequently did not fully offset the impact that the increased costs had on our gross and operating margin percentages. There can be no assurance that we will be successful in implementing pricing increases in the future to recover increased inflationary costs.
Impact of Interest Rates
Our business is subject to interest rate risk under the terms of our customer accounts receivable sales programs, as a change in the Term Secured Overnight Financing Rate (“Term SOFR”), or alternative discount rate affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our credit facility bear interest at variable rates tied to Term SOFR, or the applicable base rate. Under the terms of the credit facility, a change in interest rates affects the rate at which we can borrow funds thereunder and also impacts the interest cost on existing borrowings. During the year ended December 31, 2022, we saw significant increases in Term SOFR, and other reference rates, which impacted our results as discussed in Results of Operations that follows. We expect interest rates may continue to increase in the foreseeable future, increasing the costs associated with our accounts receivable sales programs and outstanding borrowings.
Impact of Tariffs
In the third quarter of 2018, the Office of the United States Trade Representative (USTR) began imposing additional tariffs on products imported from China, including many of our products, ranging from

7.5% to 25%. The tariffs enacted to date increase the cost of many of the products that are manufactured for us in China. We have taken several actions to mitigate the impact of the tariffs including, but not limited to, price increases to our customers and cost concessions from our suppliers. We expect to continue mitigating the impact of tariffs primarily through selling price increases to offset the higher tariffs incurred. Tariffs are not expected to have a material impact on our net income but are expected to increase net sales and lower our gross and operating profit margins.
In January 2020, the USTR granted temporary tariff relief for certain categories of products being imported from China. The tariff relief granted by the USTR expired on most categories of products being imported from China at the end of 2020. However, in March 2022, the USTR reinstated tariff relief for certain categories of products imported from China. The reinstated tariff relief applied retroactively to October 12, 2021 and is scheduled to expire on September 30, 2023. The reinstated tariff relief applies to a limited number of our products and is not expected to materially impact our operating results.
Results of Operations
The following table sets forth, for the periods indicated, the dollar value and percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	For the Fiscal Year Ended
(in thousands, except percentage data)	December 31, 2022		December 25, 2021
Net sales	$1,733,749	100.0%	$1,345,249	100.0%
Cost of goods sold	1,169,299	67.4%	882,333	65.6%
Gross profit	564,450	32.6%	462,916	34.4%
Selling, general and administrative expenses	393,402	22.7%	291,365	21.7%
Income from operations	171,048	9.9%	171,551	12.8%
Interest expense, net	15,582	0.9%	2,162	0.2%
Other income, net	(735)	0.0%	(377)	0.0%
Income before income taxes	156,201	9.0%	169,766	12.6%
Provision for income taxes	34,652	2.0%	38,234	2.8%
Net income	$121,549	7.0%	$131,532	9.8%
*Percentage of sales information may not add due to rounding
Fiscal Year Ended December 31, 2022 Compared to Fiscal Year Ended December 25, 2021
Net sales increased 29% to $1,733.7 million in fiscal 2022 from $1,345.2 million in fiscal 2021. The increase in net sales reflected a full year of results from Dayton Parts, which was acquired in August 2021; a continuation of favorable underlying industry dynamics across our customer channels; increased new product launches; price increases to offset inflationary costs; the acquisition of SuperATV in October 2022; and the benefit of an extra week in fiscal 2022. Year-over-year net sales growth for fiscal 2022 excluding Dayton Parts and SuperATV was 13.8%.
Gross profit margin was 32.6% of net sales in fiscal 2022 compared to 34.4% of net sales in fiscal 2021. Gross margin contraction was driven by broad-based cost pressures due to global supply chain constraints as well as commodity and wage rate inflation. We continued to implement price increases and cost-savings initiatives to offset the inflationary cost pressures experienced during the period, which maintained gross profit dollars but resulted in a lower gross margin percentage.
Selling, general and administrative expenses were $393.4 million, or 22.7% of net sales, in fiscal 2022 compared to $291.4 million, or 21.7% of net sales, in fiscal 2021. The increase in SG&A as a percentage of net sales was primarily due to the impact of higher interest rates on our customer accounts receivable factoring programs and higher amortization of intangible assets resulting from the Dayton Parts acquisition in August 2021 and the SuperATV acquisition in October 2022, partially offset by operating leverage from the increase in net sales in fiscal 2022 as compared to fiscal 2021. SG&A expenses as a percentage of net sales also increased as a result of the transaction expenses associated with the acquisition of SuperATV in fiscal 2022.

Our effective tax rate decreased to 22.2% in fiscal 2022 from 22.5% in fiscal 2021. The lower effective tax rate in 2022 was the result of an increase to the acquired Dayton Parts net operating loss deferred tax asset and favorable provision-to-return items, offset by an increase in state tax expense.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by certain customers. Cash and cash equivalents at December 31, 2022 decreased to $46.0 million from $58.8 million at December 25, 2021. Working capital was $590.8 million at December 31, 2022 compared to $411.5 million at December 25, 2021. Shareholders’ equity was $1,042.6 million at December 31, 2022 and $932.7 million at December 25, 2021.
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
Tariffs
Tariffs increase our use of cash since we pay for the tariffs upon the arrival of our goods in the United States but collect the cash on any passthrough price increases from our customers on a delayed basis according to the payment terms negotiated with our customers.
Payment Terms and Accounts Receivable Sales Programs
Over the past several years, we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash. We participate in accounts receivable sales programs with several customers that allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment term extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash upfront than if we collected those accounts receivable ourselves in due course, resulting in accounts receivable factoring costs. Moreover, to the extent that any of these accounts receivable sales programs bear interest rates tied to the Term SOFR, or other reference rates, increases in these applicable rates increase our cost to sell our receivables and reduce the amount of cash we receive. See ITEM 7A, “Quantitative and Qualitative Disclosures about Market Risk” for more information.
During fiscal 2022 and fiscal 2021, we sold approximately $1,048.7 million and $935.8 million, respectively, under these programs. If receivables had not been sold, $722.3 million and $598.8 million of additional receivables would have been outstanding at December 31, 2022 and December 25, 2021, respectively, based on standard payment terms. We had capacity to sell more accounts receivable under these programs if the needs of the business warranted. Further extensions of customer payment terms would result in additional uses of cash or increased costs associated with the sales of accounts receivable.
During the years ended December 31, 2022 and December 25, 2021, factoring costs associated with these accounts receivable sales programs were $37.2 million and $11.7 million, respectively. The increase in factoring costs year over year was primarily driven by higher Term SOFR and other reference rates, and higher accounts receivable sold under these programs.
Credit Agreement
On August 10, 2021, in connection with the acquisition of Dayton Parts, we entered into a credit agreement that provided for a $600.0 million revolving credit facility, including a letter of credit sub-facility of up to $60 million (the “2021 Facility”). The 2021 Facility replaced our previous $100.0 million revolving credit facility. The 2021 Facility was scheduled to mature on August 10, 2026, was guaranteed by the Company’s material domestic subsidiaries (together with the Company, the “Credit Parties”) and was supported by a security interest in substantially all of the Credit Parties’ personal property and assets, subject to certain exceptions.

On October 4, 2022, Dorman entered into an amendment and restatement of the 2021 Facility (as amended and restated, the “New Facility”) by and among Dorman, the lenders from time to time party thereto, and the administrative agent. In addition to including the existing $600.0 million revolving facility, the New Facility includes a $500.0 million term loan, which was used to fund the SuperATV acquisition. The New Facility (including the revolving portion of the New Facility) matures on October 4, 2027, is guaranteed by the Credit Parties and is supported by a security interest in substantially all of the Credit Parties’ personal property and assets, subject to certain exceptions.
As of December 31, 2022, we were not in default with respect to the New Facility. As of December 31, 2022, there was $239.4 million in outstanding borrowings under the revolver, and $496.9 million in outstanding borrowings under the term loan portions of the New Facility, and as of such date we had three outstanding letters of credit for $1.0 million in the aggregate. Net of outstanding borrowings and letters of credit, we had $362.7 million available under the New Facility at December 31, 2022.
Refer to Note 2, “Business Acquisitions and Investments,” in the Notes to the Consolidated Financial Statements for additional information.
Refer to Note 7, Long-Term Debt under Notes to Consolidated Financial Statements for additional information regarding the New Facility
Cash Flows
Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	For the Fiscal Year Ended
(in thousands)	December 31, 2022	December 25, 2021
Cash provided by operating activities	$41,688	$100,338
Cash used in investing activities	(526,839)	(365,323)
Cash provided by financing activities	472,496	168,235
Effect of foreign exchange on cash and cash equivalents	(93)	(44)
Net decrease in cash and cash equivalents	$(12,748)	$(96,794)
During fiscal 2022, cash provided by operating activities was $41.7 million compared to $100.3 million during fiscal 2021. The $58.7 million decrease was driven by higher cash outflows for working capital. The cash outflows for working capital were primarily driven by higher inventory purchases to meet demand and provide safety stock due to global supply chain constraints, partially offset by the benefits of accounts receivable collections from higher factoring.
Investing activities used $526.8 million and $365.3 million of cash in fiscal 2022 and 2021 respectively.
•During fiscal 2022, we used $489.0 million to acquire SuperATV, net of cash acquired, and during fiscal 2021, we used $345.5 million to acquire Dayton Parts, net of cash acquired.
•Capital spending in fiscal 2022 totaled $37.9 million and primarily consisted of tooling associated with new products, enhancements and upgrades to our information systems and infrastructure, scheduled equipment replacements, certain facility improvements and other capital projects, including the opening of a new leased distribution center in Whiteland, Indiana.
•Capital spending in fiscal 2021 totaled $19.8 million and primarily consisted of tooling associated with new products, enhancements and upgrades to our information systems and infrastructure, scheduled equipment replacements, certain facility improvements and other capital projects.

Financing activities provided cash of $472.5 million in fiscal 2022 and used cash of $168.2 million in fiscal 2021.
•During fiscal 2022, we borrowed $500.0 million under the New Facility to help fund the acquisition of SuperATV in October 2022, and subsequently repaid $3.1 million of that borrowing in December 2022. Additionally, during fiscal 2022, we paid $17.6 million to repurchase 180,750 common shares under our share repurchase plan.
•During fiscal 2021, we borrowed $252.4 million under the Prior Facility to help fund the acquisition of Dayton Parts in August 2021, and subsequently repaid $13.0 million of that borrowing during fiscal 2021. Additionally, during fiscal 2021, we paid $61.5 million to repurchase 604,628 common shares under our share repurchase plan.
•The remaining uses of cash from financing activities in each period resulted from stock compensation plan activity and the repurchase of shares of our common stock held in a fund under our 401(k) Plan. Plan participants can no longer purchase shares of Dorman common stock as an investment option under the 401(k) Plan. Shares are generally purchased from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination or other reasons.
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
We may issue standby letters of credit under our credit agreement. Letters of credit totaling $1.0 million were outstanding at December 31, 2022 and $0.8 million were outstanding at December 25, 2021. Those letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Each of the outstanding letters of credit has a one-year term from the date of issuance.
We do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, revenues, expenses, cash flows, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions
We have two non-cancelable operating leases for operating facilities from companies in which Steven L. Berman, our Executive Chairman, and his family members are owners. Total annual rental payments each year to those companies under the lease arrangements were $2.5 million and $2.3 million in fiscal 2022 and fiscal 2021, respectively.
We are a partner in a joint venture with one of our suppliers and own minority interest investments in two other suppliers. Purchases from these companies were $24.9 million and $18.9 million in fiscal 2022 and fiscal 2021, respectively.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities and the reported amounts of revenues and expenses. Estimates and judgments are based upon historical experience and on various other assumptions believed to be accurate and reasonable under the circumstances. Actual results may differ materially from these estimates due to different assumptions or conditions. The following areas all require the use of subjective or complex estimates, judgments and assumptions.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.
Our market risk is the potential loss arising from adverse changes in interest rates. Accounts receivable factored under our customer-sponsored accounts receivable sales programs bear interest at rates tied to Term SOFR or alternative discount rates and result in us incurring costs as those accounts receivable are factored. Additionally, interest expense from our variable rate debt is impacted by reference rates.
Under the terms of our customer-sponsored programs to sell accounts receivable, a change in the reference rate would affect the amount of financing costs we incur, and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in Term SOFR or the discount rates on the accounts receivable sales programs would have increased our factoring costs and reduced the amount of cash we would have received by approximately $8.7 million, $6.7 million and $5.1 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
Under the terms of our New Facility, a change in the reference rate or the lender’s base rate would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the reference rate or base rate would have increased our interest expense on our variable rate debt under our credit agreement by approximately $2.4 million, $1.1 million and $0.3 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
These estimates assume that our level of sales of accounts receivable and variable rate debt balance remains constant for an annual period and the interest rate change occurs at the beginning of the period. The hypothetical changes and assumptions may be different from what occurs in the future. See ITEM 1A, “Risk Factors – Risks Related to Our Capital Structure and Finances” for information regarding the risks relating to our indebtedness, our accounts receivable sales agreements and interest rates.
ITEM 8. Financial Statements and Supplementary Data.
Our financial statement schedule that is filed with this Annual Report on Form 10-K is listed in PART IV –ITEM 15, “Exhibits, Financial Statement Schedules.”

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Dorman Products, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries (the Company) as of December 31, 2022 and December 25, 2021, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and December 25, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
Critical Audit Matters
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

Accrual for customer credits for defective product returns

As disclosed in Notes 1 and 11 to the consolidated financial statements, the Company estimates customer credits for defective product returns and other items. The accrual for customer credits to be issued for defective product returns includes assumptions about the length of time between when a sale occurs and a credit is issued. The provision for customer credits is reflected in the consolidated financial statements as a reduction from gross sales and accruals for customer credits are a portion of accrued customer rebates and returns. At December 31, 2022 , accrued customer rebates and returns were $192.1 million.

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

Fair value of product portfolio intangible asset
As discussed in Note 2 to the consolidated financial statements, on October 4, 2022, the Company acquired 100% of the equity interests of Super ATV, LLC (“SuperATV”). The Transaction was accounted for as a business combination under the acquisition method of accounting. The fair value of the product portfolio intangible asset at the acquisition date was $82.5 million, which was determined using a multi-period excess earnings valuation methodology.
We identified the evaluation of the fair value of the product portfolio intangible asset acquired in the SuperATV business combination as a critical audit matter. Subjective auditor judgment was required to assess the future revenue growth rates, technology obsolescence rate, and the discount rate used in the multi-period excess earnings valuation methodology used to determine the fair value of the product portfolio intangible asset. In addition, valuation professionals with specialized skill and knowledge were required to assess the discount rate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s acquisition-date valuation process, including controls related to the assessment of the future revenue growth rates, technology obsolescence rate, and the discount rate. We evaluated the future revenue growth rates by comparing them to publicly available information for comparable companies, industry reports, and historical results. We evaluated the useful life of the technology acquired by the Company which was used to develop the technology obsolescence rate, by comparing it to publicly available information for comparable companies and historical results. We involved valuation professionals with specialized skills and knowledge, who assisted in assessing the discount rate by comparing it to a discount rate that was independently developed using publicly available market data for comparable companies.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
Philadelphia, Pennsylvania
February 28, 2023

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended
(in thousands, except per share data)	December 31, 2022	December 25, 2021	December 26, 2020
Net sales	$1,733,749	$1,345,249	$1,092,748
Cost of goods sold	1,169,299	882,333	709,632
Gross profit	564,450	462,916	383,116
Selling, general and administrative expenses	393,402	291,365	249,743
Income from operations	171,048	171,551	133,373
Interest expense, net	15,582	2,162	599
Other income, net	(735)	(377)	(2,962)
Income before income taxes	156,201	169,766	135,736
Provision for income taxes	34,652	38,234	28,866
Net income	$121,549	$131,532	$106,870
Other comprehensive income:
Change in foreign currency translation adjustment	$(1,863)	$(1,440)	$—
Comprehensive Income	$119,686	$130,092	$106,870

Earnings per share:
Basic	$3.87	$4.13	$3.31
Diluted	$3.85	$4.12	$3.30
Weighted average shares outstanding:
Basic	31,434	31,810	32,280
Diluted	31,543	31,961	32,373
See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2022	December 25, 2021
Assets
Current assets:
Cash and cash equivalents	$46,034	$58,782
Accounts receivable, less allowance for doubtful accounts of $1,363 and $1,326	427,385	472,764
Inventories	755,901	531,988
Prepaids and other current assets	39,800	13,048
Total current assets	1,269,120	1,076,582
Property, plant and equipment, net	148,477	114,864
Operating lease right-of-use assets	109,977	59,029
Goodwill	443,035	197,332
Intangible assets, net	322,409	178,809
Other assets	48,768	46,503
Total assets	$2,341,786	$1,673,119
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$179,819	$177,389
Accrued compensation	19,490	26,636
Accrued customer rebates and returns	192,116	188,080
Revolving credit facility	239,363	239,360
Current portion of long-term debt	12,500	—
Other accrued liabilities	35,007	33,583
Total current liabilities	678,295	665,048
Long-term debt	482,464	—
Long-term operating lease liabilities	98,221	52,443
Other long-term liabilities	28,349	4,916
Deferred tax liabilities, net	11,826	17,976
Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 31,430,632 and 31,607,509 shares in 2022 and 2021, respectively	314	316
Additional paid-in capital	88,750	77,451
Retained earnings	956,870	856,409
Accumulated other comprehensive loss	(3,303)	(1,440)
Total shareholders' equity	1,042,631	932,736
Total liabilities and shareholders' equity	$2,341,786	$1,673,119
See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 28, 2019	32,556,263	$326	$52,605	$720,653	$—	$773,584
Exercise of stock options	27,787	—	1,184	—	—	1,184
Compensation expense under incentive stock plan	—	—	7,586	—	—	7,586
Purchase and cancellation of common stock	(462,635)	(5)	(833)	(37,838)	—	(38,676)
Issuance of non-vested stock, net of cancellations	53,572	1	3,462	—	—	3,463
Other stock-related activity, net of tax	(6,247)	—	81	(533)	—	(452)
Net income	—	—	—	106,870	—	106,870
Balance at December 26, 2020	32,168,740	322	64,085	789,152	—	853,559
Exercise of stock options	41,700	—	2,455	—	—	2,455
Compensation expense under incentive stock plan	—	—	8,228	—	—	8,228
Purchase and cancellation of common stock	(617,080)	(6)	(1,111)	(61,639)	—	(62,756)
Issuance of non-vested stock, net of cancellations	28,914	—	3,261	—	—	3,261
Other stock-related activity, net of tax	(14,765)	—	533	(2,636)	—	(2,103)
Other comprehensive loss	—	—	—	—	(1,440)	(1,440)
Net income	—	—	—	131,532	—	131,532
Balance at December 25, 2021	31,607,509	316	77,451	856,409	(1,440)	932,736
Exercise of stock options	18,515	—	1,046	—	—	1,046
Compensation expense under incentive stock plan	—	—	9,370	—	—	9,370
Purchase and cancellation of common stock	(203,765)	(2)	(367)	(19,565)	—	(19,934)
Issuance of non-vested stock, net of cancellations	27,224	—	2,032	—	—	2,032
Other stock-related activity, net of tax	(18,851)	—	(782)	(1,523)	—	(2,305)
Other comprehensive loss	—	—	—	—	(1,863)	(1,863)
Net income	—	—	—	121,549	—	121,549
Balance at December 31, 2022	31,430,632	$314	$88,750	$956,870	$(3,303)	$1,042,631
See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Cash Flows from Operating Activities:
Net income	$121,549	$131,532	$106,870
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	44,677	35,193	32,307
Gain on equity method investment	—	—	(2,498)
Provision for doubtful accounts	86	181	316
Benefit from deferred income taxes	(5,880)	(11,970)	(9,599)
Provision for stock-based compensation	9,370	8,228	7,586
Payment of contingent consideration	(120)	(2,418)	—
Changes in assets and liabilities:
Accounts receivable	48,479	10,918	(67,369)
Inventories	(133,790)	(153,823)	(12,334)
Prepaids and other current assets	(11,150)	(2,680)	5,353
Other assets	(28)	(5,004)	(3,975)
Accounts payable	(5,542)	47,000	25,251
Accrued customer rebates and returns	2,433	31,275	49,849
Accrued compensation and other liabilities	(28,396)	11,906	20,209
Cash provided by operating activities	41,688	100,338	151,966
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	(488,956)	(345,483)	(14,808)
Property, plant and equipment additions	(37,883)	(19,840)	(15,450)
Cash used in investing activities	(526,839)	(365,323)	(30,258)
Cash Flows from Financing Activities:
Proceeds of revolving credit line	10,000	252,360	99,000
Payments of revolving credit line	(10,000)	(13,000)	(99,000)
Proceeds of long-term debt	500,000	—	—
Payments of long-term debt	(3,125)	—	—
Payment of contingent consideration	(1,705)	(7,982)	—
Payment of debt issuance costs	(3,918)	(4,215)	—
Proceeds from exercise of stock options	1,046	2,455	1,184
Purchase and cancellation of common stock	(19,934)	(62,649)	(38,676)
Other stock-related activity	132	1,266	3,007
Cash provided by (used in) financing activities	472,496	168,235	(34,485)
Effect of exchange rate changes on Cash and Cash Equivalents	(93)	(44)	—
Net (Decrease) Increase in Cash and Cash Equivalents	(12,748)	(96,794)	87,223
Cash and Cash Equivalents, Beginning of Period	58,782	155,576	68,353
Cash and Cash Equivalents, End of Period	$46,034	$58,782	$155,576
Supplemental Cash Flow Information
Cash paid for interest expense	$11,647	$1,782	$753
Cash paid for income taxes	$62,861	$46,225	$28,341
See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
1. Summary of Significant Accounting Policies
Dorman Products, Inc. ("Dorman", the "Company", “we”, “us”, or “our”) is a supplier of replacement and upgrade parts in the motor vehicle aftermarket industry, serving passenger cars, light-, medium-, and heavy-duty trucks as well as specialty vehicles, including utility terrain vehicles (UTVs) and all-terrain vehicles (ATVs).
Prior to October 4, 2022, we operated on a 52-53-week period ending on the last Saturday of the calendar year. Our 2022 fiscal year under this schedule is a 53-week period that ended on December 31, 2022 (“fiscal 2022”). Effective October 4, 2022, our Board of Directors approved a change in Dorman’s fiscal year end from the last Saturday in December of each year to December 31 of each year. This change will result in future years ending on December 31, consistent with fiscal 2022. Our fiscal 2021 and fiscal 2020 were 52-week periods that ended on December 25, 2021 (“fiscal 2021”) and December 26, 2020 (“fiscal 2020”).
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
Sales of Accounts Receivable. We have entered into several customer-sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these programs were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. During fiscal 2022, fiscal 2021 and fiscal 2020, we sold $1,048.7 million, $935.8 million and $740.0 million, respectively, under these programs. Selling, general and administrative expenses include factoring costs associated with these accounts receivable sales programs of $37.2 million, $11.7 million and $13.2 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Factoring costs are impacted both by interest rates and the timing of when accounts receivable are sold in comparison to the original due dates of those accounts receivable.
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
Property, Plant and Equipment. Property, plant and equipment are recorded at cost and depreciated over the estimated useful lives, which range from 1 to 39 years, using the straight-line method for financial statement reporting purposes and accelerated methods for income tax purposes. The costs of maintenance and repairs are expensed as incurred. Renewals and betterments are capitalized. Gains and losses on disposals are included in operating results.

Estimated useful lives by major asset category are as follows:

Buildings and building improvements	10 to 39 years
Machinery, equipment and tooling	3 to 10 years
Software and computer equipment	3 to 10 years
Furniture, fixtures and leasehold improvements	1 to 39 years
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
Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. For the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount (“Step 0”). If through the Step 0 test we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would perform a quantitative test (“Step 1”) to determine whether an impairment charge was necessary. During fiscal 2022 and fiscal 2021, we assessed the qualitative factors which could affect the fair values of our reporting units and determined that it was not more likely than not that the fair value of our reporting units were less than their carrying amounts.
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
Long-term core inventory was $19.8 million and $20.8 million as of December 31, 2022 and December 25, 2021, respectively. Long-term core inventory is recorded at the lower of cost or net realizable value. Cost is determined based on actual purchases of core inventory. We believe that the most appropriate classification of core inventory is a long-term asset. According to guidance provided under the Financial Accounting Standards Board Accounting Standards Codification, current assets are defined as “assets or resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” The determination of the long-term classification is based on our view that the value of the cores is not expected to be consumed or realized in cash during our normal annual operating cycle.

We have investments that we account for according to the equity method of accounting. The total book value of these investments was $9.4 million at both of December 31, 2022 and December 25, 2021, respectively. These investments provided $5.5 million, $4.6 million and $1.3 million of income during fiscal 2022, fiscal 2021, and fiscal 2020, respectively. In January 2020, we acquired the remaining 60% of the outstanding stock of Power Train Industries, Inc. (“PTI”), a privately-held supplier of parts to the automotive aftermarket, based in Reno, Nevada of which we held equity investments with a fair value of $12.3 million. Additionally, we have an investment that we account for according to the cost method of accounting. The carrying book value of this investment was $5.0 million as of both December 31, 2022 and December 25, 2021.
Other Accrued Liabilities. Other accrued liabilities include primarily accrued commissions, accrued income taxes, insurance liabilities, and other current liabilities.
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
Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $24.8 million, $23.1 million and $20.7 million have been recorded in selling, general and administrative expenses in the Consolidated Statements of Operations for fiscal 2022, fiscal 2021, and fiscal 2020, respectively.
Stock-Based Compensation. At December 31, 2022 and December 25, 2021, we had awards outstanding under two stock-based employee compensation plans, which are described more fully in Note 12, Capital Stock. We record compensation expense for all awards granted. The value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) issued was based on the fair value of our common stock on the grant date. For performance-based RSAs tied to growth in adjusted pre-tax income, compensation costs related to the stock is recognized over the performance period and is calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions as of the reporting date. The fair value of performance-based RSUs, for which the performance measure is total shareholder return, is determined using a Monte Carlo simulation model. The fair value of stock options granted is determined using the Black-Scholes option valuation model on the grant date.
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
Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines that limit the amount that may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our 4 largest customers accounted for 69% and 71% of net accounts receivable as of December 31, 2022 and December 25, 2021, respectively. We continually monitor the credit terms and credit limits for these and other customers.
In fiscal 2022 and fiscal 2021, approximately 64% and 74%, respectively, of our products were purchased from suppliers located in a variety of foreign countries, with the largest portion coming from China.
Fair Value Disclosures. The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. The carrying value of our long-term debt approximates its fair value because it bears interest at a rate indexed to a market rate (Term SOFR). Additionally, the fair value of assets acquired and liabilities assumed are determined at the date of acquisition. Contingent consideration associated with an acquisition is recorded at fair value at the acquisition date and is adjusted to fair value at each reporting period.
2. Business Acquisitions and Investments
Super ATV, LLC (“SuperATV”)
On October 4, 2022 (the “Closing Date”), Dorman acquired 100% of the issued and outstanding equity interests of SuperATV (the “Transaction”), for aggregate consideration of $509.6 million (net of $6.8 million cash acquired), subject to certain customary adjustments based on, among other things, the amount of cash, debt and working capital in the business of SuperATV as of the closing of the Transaction, plus a potential earn-out payment to the sellers of SuperATV not to exceed $100 million in the aggregate, which remains subject to the achievement by SuperATV of certain revenue and gross margin targets in the years ended December 31, 2023 and December 31, 2024. SuperATV is a leading independent supplier to the powersports aftermarket with a family of highly respected brands spanning functional accessories and upgrades, as well as replacement parts for specialty vehicles.
The Transaction was funded in cash through the refinancing of our existing credit facility discussed further in Note 7.
The Transaction was accounted for as a business combination under the acquisition method of accounting. We have allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, as of December 31, 2022, is based upon preliminary information and is subject to change within the permitted measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. The fair values that remain preliminary include tax-related liabilities and contingent liabilities. While they are not expected to be materially different than those shown, any material adjustments to the estimates based upon new information identified during the measurement period will be reflected, retroactively, as of the date of the acquisition.

The table below details the fair values of the assets acquired and the liabilities assumed at the acquisition date:

(in thousands)
Accounts receivable	$3,317
Inventories	90,428
Prepaids and other current assets	5,293
Property, plant and equipment	23,776
Goodwill	247,247
Identifiable intangible assets	157,500
Operating lease right-of-use assets	11,661
Other Assets	3,001
Accounts payable	(7,436)
Accrued compensation	(2,086)
Accrued customer rebates and returns	(1,609)
Other current liabilities	(8,726)
Long-term operating lease liabilities	(9,508)
Other long-term liabilities	(3,307)
Net cash consideration	509,551
The estimated valuation of the intangible assets acquired, and related amortization periods are as follows:

(in thousands)	Fair Value	Amortization Period (in years)
Product portfolio	82,500	15
Trade names	48,400	20
Customer relationships	26,600	15
Total	$157,500
The fair values assigned to the product portfolio and customer relationships were estimated by discounting expected cash flows based on the multi-period excess earnings valuation methodology, and the trade names were estimated by discounting expected cash flows based on the relief from royalty methodology. The product portfolio valuation method relies on various management judgments, including expected future cash flows resulting from the product portfolio, technology obsolescence rates, contributory effects of other assets utilized in the business, discount rates and other factors. The trade names valuation method relies on various management judgments, including royalty rates, discount rates and other factors. The customer relationship valuation method relies on various management judgments, including expected future cash flows resulting from existing customer relationships, customer attrition rates, contributory effects of other assets utilized in the business, discount rates, and other factors.
As of December 31, 2022, the total amount of goodwill resulting from the SuperATV acquisition that is expected to be deductible for tax purposes is estimated at $420.3 million.
The financial results of the Transaction have been included in the consolidated financial statements since the date of acquisition. The net sales and net income of SuperATV included in the consolidated financial statements for the fiscal year ended December 31, 2022 were $49.6 million and $2.3 million, respectively.
The unaudited pro forma information for the periods set forth below gives effect to the Transaction as if it had occurred as of December 26, 2020, the beginning of the fiscal 2021 period.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition been consummated as of that time.

	For the Year Ended
(in thousands, unaudited)	December 31, 2022	December 25, 2021
Net sales	$1,888,379	$1,556,360
Net income	$130,375	$143,419
Diluted earnings per share	$4.13	$4.49
The fiscal 2022 unaudited pro forma net income set forth above was adjusted to exclude the impact of acquisition date fair value adjustments to inventory, and to also remove acquisition-related transaction costs. The 2021 unaudited pro forma net income was adjusted to include the impact of these items.
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
The financial results of the acquisition have been included in the Consolidated Financial Statements since the date of acquisition.
3. Inventories
Inventories were as follows:

(in thousands)	December 31, 2022	December 25, 2021
Raw materials	$34,267	$12,746
Bulk product	234,871	225,879
Finished product	478,032	287,415
Packaging materials	8,731	5,948
Total	$755,901	$531,988
4. Property, Plant and Equipment
Property, plant and equipment include the following:

(in thousands)	December 31, 2022	December 25, 2021
Buildings	$59,980	$58,788
Machinery, equipment and tooling	184,184	146,999
Furniture, fixtures and leasehold improvements	12,225	7,303
Software and computer equipment	100,814	90,471
Total	357,203	303,561
Less-accumulated depreciation and amortization	(208,726)	(188,697)
Property, plant and equipment, net	$148,477	$114,864
Depreciation and amortization expenses associated with property, plant, and equipment were $28.6 million, $26.3 million, and $26.6 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.
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
Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. The incremental borrowing rate is not commonly quoted and is derived through a combination of inputs including our credit rating and the impact of full collateralization. The incremental borrowing rate is based on our collateralized borrowing capabilities over a similar term to the lease payments. We utilized the consolidated group borrowing rate for all leases as we operate a centralized treasury operation. Operating lease payments are recognized on a straight-line basis over the lease term. We had no material finance leases as of December 31, 2022 or December 25, 2021.
Practical Expedients and Accounting Policy Elections
We have made certain accounting policy elections and are using certain practical expedients permitted under GAAP, as follows:
•Include both lease and non-lease components as a single lease component, as non-lease components of contracts have not historically been material.
•Account for leases with terms of one year or less as short-term leases and, as such, are not included in the right-of-use assets or lease liabilities.
As of December 31, 2022 and December 25, 2021 there were no material variable lease costs or sublease income. Cash paid for operating leases was $16.8 million, $9.2 million and $7.7 million during fiscal 2022, fiscal 2021 and fiscal 2020, respectively, which are classified in operating activities on the Consolidated Statements of Cash Flows. The following table summarizes the lease expense:

	For the Year Ended
(in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Operating lease expense	$17,340	$9,549	$7,732
Short-term lease expense	5,838	3,172	3,647
Total lease expense	$23,178	$12,721	$11,379
Supplemental balance sheet information related to our operating leases is as follows:

(in thousands)	December 31, 2022	December 25, 2021
Operating lease right-of-use assets	$109,977	$59,029

Other accrued liabilities	$15,912	$10,065
Long-term operating lease liabilities	98,221	52,443
Total operating lease liabilities	$114,133	$62,508

Weighted average remaining lease term (years)	7.76	7.55
Weighted average discount rate	3.91%	3.73%

The following table summarizes the maturities of our lease liabilities for all operating leases as of December 31, 2022:

(in thousands)	December 31, 2022
2023	$19,984
2024	18,714
2025	17,033
2026	16,821
2027	15,611
Thereafter	44,318
Total lease payments	132,481
Less: Imputed interest	(18,348)
Present value of lease liabilities	$114,133

6. Goodwill and Intangible Assets
Goodwill
Goodwill included the following:

(in thousands)	December 31, 2022	December 25, 2021
Balance at beginning of period	$197,332	$91,080
Goodwill acquired	247,247	108,945
Measurement period adjustments for Dayton acquisition	—	(2,130)
Foreign currency translation	(1,544)	(563)
Balance at end of period	$443,035	$197,332
Intangible Assets
Intangible assets, subject to amortization, included the following:

		December 31, 2022			December 25, 2021
Intangible assets subject to amortization	Weighted Average Amortization Period (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(dollars in thousands)
Customer relationships	17.0	$175,430	$21,643	$153,787	$149,150	$12,139	$137,011
Trade names	17.4	67,690	6,370	61,320	17,760	2,592	15,168
Product Portfolio	15.6	107,800	2,953	104,847	25,300	460	24,840
Technology	5.7	2,167	820	1,347	2,167	571	1,596
Patents and Other	9.9	1,430	322	1,108	430	236	194
Total		$354,517	$32,108	$322,409	$194,807	$15,998	$178,809

Amortization expense associated with intangible assets was $14.2 million, $6.5 million and $3.4 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The estimated future amortization expense for intangible assets as of December 31, 2022, is summarized as follows:

(in thousands)
2023	$21,740
2024	21,740
2025	21,596
2026	21,418
2027	19,924
Thereafter	215,991
Total	$322,409
7. Long-Term Debt
On August 10, 2021, in connection with the acquisition of Dayton Parts, we entered into a new credit agreement that provided for a $600 million revolving credit facility, including a letter of credit sub-facility of up to $60 million (the “2021 Facility”). The 2021 Facility replaced our previous $100 million revolving credit facility. The 2021 Facility was scheduled to mature on August 10, 2026 and was guaranteed by the Company’s material domestic subsidiaries (together with the Company, the “Credit Parties”) and was supported by a security interest in substantially all of the Credit Parties’ personal property and assets, subject to certain exceptions.
In connection with the acquisition of SuperATV, we amended and restated the 2021 Facility (as amended and restated, the “New Facility”) by and among us, the lenders from time to time party thereto, and the administrative agent. In addition to including the existing $600.0 million revolving facility, the New Facility includes a $500.0 million term loan, which was used to fund the SuperATV acquisition. The New Facility (including the revolving portion of the New Facility) matures on October 4, 2027, is guaranteed by the Credit Parties and is supported by a security interest in substantially all of the Credit Parties’ personal property and assets, subject to certain exceptions.
Borrowings under the New Facility bear interest at a rate per annum equal to, at our option, either a term Secured Overnight Financing Rate (“Term SOFR”) (subject to a 0.00% floor) or a base rate (as defined in the New Facility), in each case plus an applicable margin of, initially (i) in the case of Term SOFR loans, 1.50% or (ii) in the case of base rate loans, 0.50%. The applicable margin for (i) base rate loans ranges from 0.000% to 1.000% per annum and (ii) for Term SOFR loans ranges from 1.000% to 2.000% per annum, in each case, based on the Total Net Leverage Ratio (as defined in the New Facility). The commitment fee under the New Facility is initially equal to 0.20% and thereafter ranges from 0.125% to 0.250% based on the Total Net Leverage Ratio (as defined in the New Facility). As of December 31, 2022, the interest rate on the outstanding borrowings under the New Facility was 5.78% and the commitment fee was 0.15%.
The term loan portion of the New Facility contains mandatory repayment provisions that require quarterly principal amortization payments on the term loan equal to a defined percentage of the initial borrowing amount of $500.0 million as follows, with the balance payable upon maturity in October 2027:

Fiscal Quarter Ending	Principal Amortization Payment Percentage
December 31, 2022 through September 24, 2024	0.625%
December 31, 2024 through September 30, 2025	1.250%
December 31, 2025 through September 30, 2027	1.875%
The New Facility contains affirmative and negative covenants, including, but not limited to, covenants regarding capital expenditures, share repurchases, and financial covenants related to the ratio of consolidated interest expense to consolidated EBITDA and the ratio of total net indebtedness to consolidated EBITDA, each as defined by the New Facility. As of December 31, 2022, we were not in default with respect to the New Facility.

8. Related Party Transactions
We lease our Colmar, PA facility and a portion of our Lewisberry, PA facility from entities in which Steven L. Berman, our Executive Chairman, and certain of his family members are owners. Each lease is a non-cancelable operating lease. Total rental payments to those entities under these lease arrangements were $2.5 million, $2.3 million, and $1.8 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The lease for our corporate headquarters in Colmar, PA was renewed during December 2022, effective as of January 1, 2023, and will expire on December 31, 2027. The lease for our Lewisberry, PA operating facility was signed in September 2020 and will expire on December 31, 2027.
We are a partner in a joint venture with one of our suppliers and own a minority interest in two other suppliers. Purchases from these companies, and from PTI before our full acquisition on January 2, 2020 were $24.9 million, $18.9 million and $10.7 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
9. Income Taxes
The components of the income tax provision (benefit) are as follows:

	For the Year Ended
(in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Current:
Federal	$31,683	$43,374	$33,698
State	7,141	5,755	4,276
Foreign	1,708	1,075	491
	40,532	50,204	38,465
Deferred:
Federal	(4,003)	(9,609)	(8,475)
State	(1,022)	(1,368)	(893)
Foreign	(855)	(993)	(231)
	(5,880)	(11,970)	(9,599)
Total	$34,652	$38,234	$28,866
The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective tax rate:

	For the Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Federal taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.7	2.1	2.0
Research and development tax credit	(0.7)	(0.4)	(0.6)
Federal permanent items	(0.2)	—	(0.2)
Effect of foreign operations	—	(0.2)	0.1
Other	(0.6)	—	(1.0)
Effective tax rate	22.2%	22.5%	21.3%
At December 31, 2022, we had $3.9 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

The following table summarizes the change in unrecognized tax benefits for the three years ended December 31, 2022:

	For the Year Ended
(in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Balance at beginning of year	$1,204	$1,060	$2,301
Reductions due to lapses in statutes of limitations	(139)	—	—
Reductions due to tax positions settled	—	—	(1,308)
Additions related to positions taken during a prior period	2,136	—	—
Reductions due to reversals of prior year positions	—	(30)	(202)
Additions based on tax positions taken during the current period	655	174	269
Balance at end of year	3,856	1,204	1,060
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2022, accrued interest and penalties related to unrecognized tax benefits were immaterial. The Company does not anticipate material changes in the amount of unrecognized income tax benefits over the next year.
Deferred income taxes result from timing differences in the recognition of revenue and expense between tax and financial statement purposes. The sources of temporary differences are as follows:

(in thousands)	December 31, 2022	December 25, 2021
Assets:
Inventories	$13,662	$13,689
Accounts receivable	20,446	18,589
Operating lease liability	24,904	14,526
Accrued expenses	12,526	7,515
Net operating losses	1,285	1,892
Foreign tax credits	469	469
State tax credits	403	819
Capital loss carryforward	481	467
Total deferred tax assets	74,176	57,966
Valuation allowance	(1,377)	(1,837)
Net deferred tax assets	72,799	56,129
Liabilities:
Depreciation	18,132	14,541
Goodwill and intangible assets	41,693	45,522
Operating lease right of use asset	23,924	13,733
Other	876	309
Gross deferred tax liabilities	84,625	74,105
Net deferred tax (liabilities) assets	$(11,826)	$(17,976)
A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assesses all positive and negative evidence. This evidence includes, but is not limited to, prior earnings history, expected future earnings, carryback and carryforward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of the deferred tax asset. Management has determined it was necessary to establish a valuation allowance against the foreign tax credits, various state tax credits and a capital loss carryforward.

Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the remaining net deferred tax assets.
During 2022, we reduced the valuation allowance against the deferred tax assets noted above by $0.5 million.
As of December 31, 2022, the Company has tax-effected net operating loss carryforwards of $1.0 million and $0.2 million for U.S. federal and state jurisdictions, respectively. Tax-effected federal net operating losses of $0.1 million begin to expire in 2036. The remaining federal net operating losses do not expire. The state net operating loss carryforwards expire in various years starting in 2037.
We file income tax returns in the United States, Canada, China, India, and Mexico. The statute of limitations for tax years before 2017 is closed for U.S. federal income tax purposes. The statute of limitations for tax years before 2018 is closed for the states in which we file. The statute of limitations for tax years before 2019 is closed for income tax purposes in Canada, China, and India. The statute of limitations for tax years before 2017 is closed for income tax purposes in Mexico.
10. Commitments and Contingencies
Shareholders’ Agreement. A shareholders’ agreement was entered into in September 1990 and amended and restated on July 1, 2006. Under the agreement, each of the late Richard Berman, Steven Berman, Jordan Berman, Marc Berman, Fred Berman, Deanna Berman and additional shareholders named in the agreement has, among other things, granted the others of them rights of first refusal, exercisable on a pro-rata basis or in such other proportions as the exercising shareholders may agree, to purchase shares of our common stock which any of them, or upon their deaths their respective estates, proposes to sell to third parties. We have agreed with these shareholders that, upon their deaths, to the extent that any of their shares are not purchased by any of these surviving shareholders and may not be sold without registration under the Securities Act of 1933, as amended (the "1933 Act"), we will use our best efforts to cause those shares to be registered under the 1933 Act. The expenses of any such registration will be borne by the estate of the deceased shareholder. The additional shareholders that are a party to the agreement are trusts affiliated with the late Richard Berman, Steven Berman, Jordan Berman, Marc Berman or Fred Berman, or each person’s respective spouse or children.
CBP Matter. During 2020, we commenced a voluntary disclosure process in which we committed to disclosing to U.S. Customs & Border Protection (“CBP”) certain product misclassifications and reimbursing CBP for any resulting underpayment of duties that were identified as part of a voluntary internal review conducted by the Company. The Company recorded an estimated liability of $2.8 million in its Statement of Operations for the year ended December 26, 2020, which represents the Company’s estimated underpayment of duties, after deducting its estimated overpayment of duties, to CBP due to misclassifications over the prior five-year period, which is the applicable statute of limitations, plus applicable interest.
In June 2020, we completed our internal review and submitted our prior disclosure statement to CBP, along with a payment of $2.8 million for underpaid duties and interest. We have cooperated with CBP in connection with its review of our prior disclosure submission, including providing additional information as requested. CBP has not yet communicated that its review of our prior disclosure submission is completed.
Acquisitions. We have contingent consideration related to an acquisition due to the uncertainty of the ultimate amount of any payments that will become due as earnout payments if performance targets are achieved. If the remaining performance targets for the acquisition are fully achieved, the maximum additional contingent payments to be made under the Transaction documents would be $100.0 million in the aggregate.
As of December 31, 2022, we accrued $20.0 million, representing the fair value of the estimated payments that we expect could become due in connection with the Transaction.
For the year ended December 31, 2022, we recorded a charge of $1.8 million in connection with earnout provisions under a prior acquisition, with the charge included in Selling, General and Administration expenses. During the year ended December 31, 2022, we paid $1.8 million to fully settle this earnout provision associated with the prior acquisition.

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
11. Revenue Recognition
Our primary source of revenue is from contracts with and purchase orders from customers. In most instances, our contract with a customer is the customer’s purchase order. Upon acceptance of the purchase order, a contract exists with a customer as a sales agreement indicates the approval and commitment of the parties, identifies the rights of both parties, identifies the payment terms, and has commercial substance. At this point, we believe it is probable that we will collect the consideration to which we will be entitled in exchange for the goods transferred to the customer.
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
We record estimates for cash discounts, defective and slow-moving product returns, promotional rebates, core return deposits and other discounts in the period the related product revenue is recognized (“Customer Credits”). The provision for Customer Credits is recorded as a reduction from gross sales and reserves for Customer Credits are shown as an increase in accrued customer rebates and returns. Customer Credits are estimated based on contractual provisions, historical experience, and our assessment of current market conditions. Actual Customer Credits have not differed materially from estimated amounts for each period presented. Amounts billed to customers for shipping and handling are included in net sales. Costs associated with shipping and handling are included in cost of goods sold. We have concluded that our estimates of variable consideration are not constrained according to the definition in the standard.
All of our revenue was recognized under the point of time approach during fiscal 2022, fiscal 2021 and fiscal 2020. Also, we do not have significant financing arrangements with our customers. Our credit terms are all less than one year. Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.
Practical Expedients and Accounting Policy Elections
We have made certain accounting policy elections and are using certain practical expedients permitted under GAAP, as follows:
•Not adjust the promised amount of consideration for the effects of a significant financing component as we expect, at contract inception, that the period between when we transfer a promised good or service to the customer and when the customer pays for that good or service will be one year or less.

•Expense costs to obtain a contract as incurred when the expected period of benefit, and therefore the amortization period, is one year or less.
•Exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the entity for a customer, including sales, use, value-added, excise and various other taxes.
•Account for shipping and handling activities that occur after the customer has obtained control of a good as a fulfillment activity rather than a separate performance obligation.
Disaggregated Revenue
The following tables present our disaggregated net sales by type of major good / product line, and geography.

	For the Year Ended
(in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Powertrain	$644,059	$539,235	$442,221
Chassis	715,005	458,986	324,399
Motor Vehicle Body	314,451	288,599	266,699
Hardware	60,234	58,429	59,429
Net Sales	$1,733,749	$1,345,249	$1,092,748

	For the Year Ended
(in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Net Sales to U.S. Customers	$1,606,472	$1,269,050	$1,031,183
Net Sales to Non-U.S. Customers	127,277	76,199	61,565
Net Sales	$1,733,749	$1,345,249	$1,092,748
During fiscal 2022, fiscal 2021, and fiscal 2020, three customers each accounted for more than 10% of net sales and in the aggregate accounted for 49%, 54%and 56% of net sales in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.
12. Capital Stock
Controlling Interest by Officers, Directors and Family Members. As of December 31, 2022 and December 25, 2021, Steven Berman, the Executive Chairman of the Company, and members of his family beneficially owned approximately 17% of the outstanding shares of our common stock, and could influence matters requiring approval of shareholders, including the election of the Board of Directors and the approval of significant transactions.
Undesignated Stock. We have 50,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by our Board of Directors.
Incentive Stock Plan. Prior to May 16, 2018, we issued stock compensation grants under our 2008 Stock Option and Stock Incentive Plan. On May 16, 2018, our shareholders approved our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan” or the “Plan”), which supersedes our 2008 Stock Option and Stock Incentive Plan. All future stock compensation grants will be issued under the 2018 Plan. Under the terms of the Plan, our Board of Directors may grant up to 1,200,000 shares of common stock in the form of shares of restricted stock, restricted stock units, stock appreciation rights and stock options, or combinations thereof, to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved. Stock options are exercisable upon the terms set forth in each grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock and restricted stock units vest in accordance with the terms set forth in each applicable award agreement approved by our Board of Directors. At December 31, 2022, 599,845 shares were available for grant under the Plan.

Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)
Prior to March 2020, we issued RSAs to certain employees and members of our Board of Directors. Grants were made in the form of time-based RSAs and performance-based RSAs. For all RSAs, we retain the restricted stock, and any dividends paid thereon, until the vesting restrictions have been met. For time-based RSAs, compensation cost is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. Prior to 2019, we issued performance-based RSAs tied to growth in adjusted pre-tax income. Compensation cost related to those awards was recognized over the performance period and was calculated using the closing price per share of our common stock on the grant date and an estimate of the probable outcome of the performance conditions as of the reporting date. In 2019, we introduced performance-based RSAs that vest based on our total shareholder return ranking relative to the S&P Mid-Cap 400 Growth Index over a three-year performance period. For those awards, compensation cost is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model. This valuation technique includes estimating the movement of stock prices and the effects of volatility, interest rates and dividends.
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
The following table summarizes the weighted average valuation assumptions used to calculate the fair value of total shareholder return performance-based RSUs granted:

	For the Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Share price	$96.36	$101.45	$61.68
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	38.3%	38.9%	31.5%
Risk-free interest rate	1.6%	0.2%	0.9%
Expected life	2.8 years	2.8 years	2.8 years
The share price is the Company’s closing share price as of the valuation date. The risk-free rate is based on the U.S. Treasury security with terms equal to the expected time of vesting as of the grant date. The weighted-average grant-date fair value of total shareholder return RSUs granted during fiscal 2022, fiscal 2021, and fiscal 2020 were $111.31, $131.02, and $65.09, respectively.
Compensation cost related to performance-based and time-based RSAs and RSUs was $7.2 million, $6.1 million and $3.2 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, and was included in selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2022, fiscal 2021 or fiscal 2020.

The following table summarizes our RSA and RSU activity for the three years ended December 31, 2022:

	Shares	Weighted Average Fair Value
Balance at December 28, 2019	177,491	$76.70
Granted	83,875	$64.66
Vested	(27,477)	$71.25
Canceled	(16,154)	$76.44
Balance at December 26, 2020	217,735	$72.77
Granted	81,694	$106.23
Vested	(45,970)	$70.62
Canceled	(46,782)	$74.85
Balance at December 25, 2021	206,677	$85.97
Granted	130,131	$96.32
Vested	(55,255)	$83.70
Canceled	(42,631)	$85.89
Balance at December 31, 2022	238,922	$92.07
As of December 31, 2022, there was approximately $13.5 million of unrecognized compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. The excess tax benefit generated from RSAs and RSUs was immaterial for all periods presented.
Stock Options
We grant stock options to certain employees. We expense the grant-date fair value of stock options as compensation cost over the vesting or performance period. Compensation cost charged against income for stock options was $1.7 million, $1.3 million and $1.0 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively, and was included in selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2022, fiscal 2021 or fiscal 2020.
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
The following table summarizes the weighted average valuation assumptions used to calculate the fair value of options granted and the associated weighted-average grant-date fair values:

	For the Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Expected dividend yield	0%	0%	0%
Expected stock price volatility	34%	34%	29%
Risk-free interest rate	1.8%	0.7%	0.8%
Expected life of options	5.3 years	5.3 years	5.3 years
Weighted-average grant-date fair value	$32.55	$31.68	$17.84

The following table summarizes our stock option activity for the three years ended December 31, 2022:

	Shares	Option Price per Share	Weighted Average Price	Weighted Average Remaining Terms (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 28, 2019	181,712	$41.59– $82.94	$70.78
Granted	109,352	$61.68 – $83.06	$63.25
Exercised	(31,521)	$41.59 – $82.94	$50.77
Canceled	(8,764)	$61.68 – $74.21	$65.24
Balance at December 26, 2020	250,779	$41.59 –$84.93	$70.21
Granted	59,578	$95.98 – $103.61	$101.36
Exercised	(67,504)	$41.59 – $82.94	$70.04
Canceled	(9,457)	$61.68 –$101.45	$79.02
Balance at December 25, 2021	233,396	$61.68– $103.61	$77.85
Granted	79,749	$83.81– $111.53	$96.96
Exercised	(32,201)	$61.68 – $83.06	$71.74
Expired	(663)	$101.45	$101.45
Canceled	(12,162)	$61.68 – $101.45	$82.19
Balance at December 31, 2022	268,119	$61.68 – $111.53	$84.03	6.2	$1,572
Exercisable at December 31, 2022	98,600	$61.68 – $103.61	$76.32	3.9	$796
As of December 31, 2022, there was approximately $3.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.6 years.
Cash received from option exercises was $1.0 million, $2.5 million, and $1.2 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The tax benefit generated from option exercises was immaterial for all periods presented.
Employee Stock Purchase Plan. In May 2017, our shareholders approved the Dorman Products, Inc. Employee Stock Purchase Plan (the “ESPP”), which makes available 1,000,000 shares of our common stock for sale to eligible employees. The purpose of the ESPP, which is qualified under Section 423 of the Internal Revenue Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions and limited cash contributions by our employees. These contributions are used to purchase shares of the Company’s common stock at a 15% discount from the lower of the market price at the beginning or end of the purchase window. Beginning in March 2018, share purchases under the plan were made twice annually, with the purchase windows being April to September and October to March. In 2022, the decision was made to modify the timing of those two purchase windows to align them with the calendar year. As a result, beginning January 2022, the two purchase windows are January to June and July to December. In order to effectuate that alignment, the purchase window beginning in October 2021 was shortened from six months to three months and ended December 2022. There were 25,600 shares, 40,303 shares and 79,089 shares purchased under this plan during fiscal 2022, fiscal 2021 and fiscal 2020, respectively. Compensation cost under the ESPP plan was $0.4 million, $0.9 million and $3.3 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively. The tax benefit generated from ESPP purchases was immaterial in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.
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

	For the Year Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Shares repurchased and canceled	23,015	11,452	23,360
Total cost of shares repurchased and canceled (in thousands)	$2,357	$1,172	$1,895
Average price per share	$102.40	$102.38	$81.12
At December 31, 2022, the 401(k) Plan held 160,901 shares of our common stock.
Share Repurchase Program. Our Board of Directors has authorized a share repurchase program. Through several actions, including expansions and extensions, the Board has authorized the repurchase of up to $600 million of our outstanding common stock through December 31, 2024. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. At December 31, 2022, $228.0 million was available for repurchase under this program.
The following table summarizes the repurchase and cancellation of common stock:

	For the Years Ended
	December 31, 2022	December 25, 2021	December 26, 2020
Shares repurchased and canceled	180,750	605,628	439,275
Total cost of shares repurchased and canceled (in thousands)	$17,577	$61,583	$36,781
Average price per share	$97.24	$101.68	$83.73
401(k) Retirement Plans. We have various 401(k) plans that cover substantially all of our employees as of December 31, 2022. Annual company contributions are discretionary in nature, in accordance with the respective plan documents. Total expense related to the plans were $8.2 million, $6.3 million and $5.7 million in fiscal 2022, fiscal 2021 and fiscal 2020, respectively.
13. Earnings Per Share
Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding unvested RSAs which are considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of approximately 63,500 shares, 14,250 shares and 35,975 shares were excluded from the calculation of diluted earnings per share for fiscal 2022, fiscal 2021 and fiscal 2020, respectively, as their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	For the Year Ended
(in thousands, except per share data)	December 31, 2022	December 25, 2021	December 26, 2020
Numerator:
Net income	$121,549	$131,532	$106,870
Denominator:
Weighted average basic shares outstanding	31,434	31,810	32,280
Effect of compensation awards	109	151	93
Weighted average diluted shares outstanding	31,543	31,961	32,373
Earnings Per Share:
Basic	$3.87	$4.13	$3.31
Diluted	$3.85	$4.12	$3.30
14. Business Segments
We have determined that our business comprises a single reportable operating segment, namely, the sale of replacement and upgrade parts in the motor vehicle aftermarket industry, serving passenger cars, light-, medium-, and heavy-duty trucks as well as specialty vehicles.
Net sales to countries outside the United States, primarily to Canada and Mexico, and to a lesser extent into Europe, the Middle East, and Australia, in fiscal 2022, fiscal 2021 and fiscal 2020 were $127.3 million, $76.2 million and $61.6 million, respectively.
Net long-lived assets outside the United States, consisting of net property, plant and equipment was $3.6 million and $1.0 million as of December 31, 2022 and December 25, 2021, respectively.

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
On October 4, 2022, we completed our acquisition of Super ATV, LLC (“SuperATV”). We are in the process of evaluating the existing controls and procedures of SuperATV and integrating SuperATV into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for one year following the date on which the acquisition is completed, we have excluded SuperATV from our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022. SuperATV represented approximately 23% of the Company’s consolidated total assets as of December 31, 2022, and approximately 3% of the Company’s consolidated net sales for the year ended December 31, 2022. Refer to Note 2 to the Consolidated Financial Statements for additional information.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2022, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting. Their report appears below.
Changes in Internal Control Over Financial Reporting
Except for the acquisition of SuperATV noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Dorman Products, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Dorman Products, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and December 25, 2021, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 28, 2023 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Super ATV, LLC during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, Super ATV, LLC’s internal control over financial reporting associated with approximately 23% of consolidated total assets and approximately 3% of consolidated net sales included in the consolidated financial statements of the Company as of and for the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Super ATV, LLC.

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
/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2023

ITEM 9B. Other Information.
In connection with new universal proxy card rules adopted by the US Securities and Exchange Commission (“SEC”), the Board of Directors (the "Board") of Dorman Products, Inc. (the "Company") approved amended and restated by-laws of the Company (the "Amended and Restated By-Laws"), effective as of February 23, 2023. Among other things, the Amended and Restated By-Laws require that any shareholder soliciting proxies in support of a nominee other than the Board's nominees must comply with Rule 14a-19 under the Securities Exchange Act of 1934, as amended, including applicable notice and solicitation requirements. Further, any shareholder directly or indirectly soliciting proxies from other shareholders must use a proxy card color other than white, with the white proxy card being reserved for the exclusive use by the Board. This description of the Amended and Restated By-Laws does not purport to be complete and is qualified in its entirety by reference to the text of the Amended and Restated By-Laws, which is attached hereto as Exhibit 3.2 and incorporated herein by reference.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Except for the information provided in PART I – ITEM 4.1, “Executive Officers of the Registrant” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Proposal I: Election of Directors,” and “Committees of the Board of Directors – Audit Committee.”
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
ITEM 11. Executive Compensation.
The required information is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Director Compensation,” “Executive Compensation: Compensation Discussion and Analysis,” “Executive Compensation: Compensation Tables,” “Risk Assessment in Compensation Policies and Practices for Employees,” and “Compensation Committee Interlocks and Insider Participation.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management – Security Ownership Table.”
Equity Compensation Plan Information
The following table details information regarding our existing equity compensation plans as of December 31, 2022:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2008 Stock Option and Stock Incentive Plan	84,322	$71.31	—
2018 Stock Option and Stock Incentive Plan	166,457	$69.69	853,471
Dorman Products, Inc. Employee Stock Purchase Plan	—	—	878,536
Equity compensation plans not approved by security holders	—	—	—
Total	250,779	—	1,732,007

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The required information is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance - The Board of Directors and Director Independence.”
ITEM 14. Principal Accounting Fees and Services.
The required information is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures.”

PART IV
ITEM 15. Exhibits, Financial Statement Schedules.
(a)(1)Consolidated Financial Statements. Our Consolidated Financial Statements and related documents are provided in PART II - ITEM 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 185).
Consolidated Statements of Operations for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020.
Consolidated Balance Sheets as of December 31, 2022 and December 25, 2021.
Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 2022, December 25, 2021 and December 26, 2020.
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022, December 25, 2021, and December 26, 2020.
Notes to Consolidated Financial Statements.
(a)(2)Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Annual Report on Form 10-K:
Schedule II - Valuation and Qualifying Accounts.
(a)(3)Exhibits. Reference is made to ITEM 15(b) below.
(b)Exhibits. The Exhibit Index, which immediately precedes the signature page, is incorporated by reference into this Report.
(c)Financial Statement Schedule. Reference is made to ITEM 15(a)(2) above.
ITEM 16. Form 10-K Summary
None

Number	Title

2.1
Agreement and Plan of Merger, dated June 25, 2021, by and among Dorman Products, Inc., Senators Merger Sub, Inc., DPL Holding Corporation and SBF II Representative Corp., solely in its capacity as Equityholder Representative. Incorporated by reference to Exhibit 2.1 to the company’s Current Report on Form 8-K filed on June 28, 2021.

2.1.1
Unit Purchase Agreement, dated August 17, 2022, by and among Dorman Products, Inc., Super ATV, LLC, the Sellers listed on the signature pages thereto, and Lindsay Hunt, in her capacity as the Sellers’ Representative. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 18, 2022. +

2.1.2
Amendment, dated as of October 4, 2022 to Unit Purchase Agreement, dated August 17, 2022, by and among Dorman Products, Inc., Super ATV, LLC, the Sellers listed on the signature pages thereto, and Lindsay Hunt, in her capacity as the Sellers’ Representative. Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 4, 2022 . +

3.1	Amended and Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 19, 2017.

3.2	Dorman Products, Inc. Amended and Restated By-Laws, as amended February 23, 2023.*

Number	Title
4.1	Specimen Common Stock Certificate of the Company. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

4.2	Amended and Restated Shareholders' Agreement dated as of July 1, 2006. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

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

10.2
Credit Agreement, dated August 10, 2021 by and among Dorman Products, Inc., the lenders from time to time party thereto, and Bank of American, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2021.

10.3
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

10.4.5†
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

10.5.5†
Form of Dorman Products, Inc. Non-Qualified Stock Option Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

10.5.6†
Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

10.5.7†
Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

10.5.8†
Form of Dorman Products, Inc. Restricted Stock Unit Award for Non-Employee Directors Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q for the quarter ended June 27, 2020.

10.5.9†	Amended Form of Dorman Products, Inc. Non-Qualified Stock Option Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.*

10.5.10†	Amended Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.*

10.5.11†	Amended Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.*

10.5.12†	CEO Amended Form of Dorman Products, Inc. Non-Qualified Stock Option Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.*

10.5.13†	CEO Amended Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.*

10.5.14†	CEO Amended Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.*

10.6†	Dorman Products, Inc. Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011.

10.7†	Dorman Products, Inc. 2018 Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2018.

10.8†
Amended and Restated Employment Agreement, dated December 28, 2015, between the Company and Steven Berman. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 28, 2015.

Number	Title

10.9†
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

10.11†
Offer Letter, dated April 8, 2019, between the Company and Joseph P. Braun. Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

10.12†	Dorman Products, Inc. Executive Severance Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2021.

10.13†	Non-Disclosure, Invention Assignment and Restrictive Covenant Agreement – Michael B. Kealey.

10.14†
Transition and Release Agreement dated February 23, 2023 between the Company and Steven L. Berman. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

101	The financial statements from the Dorman Products, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2022, December 25, 2021, and December 26, 2020; (ii) the Consolidated Balance Sheets as of December 31, 2022 and December 25, 2021; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2022, December 25, 2021, and December 26, 2020; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 25, 2021, and December 26, 2020; and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).
* Filed herewith
†    Management Contracts and Compensatory Plans, Contracts or Arrangements
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

Dorman Products, Inc.

By: /s/ Kevin M. Olsen
Date: February 28, 2023	Kevin M. Olsen President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Olsen	President, Chief Executive Officer and Director	February 28, 2023
Kevin M. Olsen	(principal executive officer)

/s/ David M. Hession	Senior Vice President, Chief Financial Officer and Treasurer	February 28, 2023
David M. Hession	(principal financial and accounting officer)

/s/ Steven L. Berman	Executive Chairman	February 28, 2023
Steven L. Berman

/s/ Lisa M. Bachmann	Director
Lisa M. Bachmann		February 28, 2023

/s/ John J. Gavin	Director
John J. Gavin		February 28, 2023

/s/ Richard T. Riley	Director
Richard T. Riley		February 28, 2023

/s/ Kelly A. Romano	Director
Kelly A. Romano		February 28, 2023

/s/ G. Michael Stakias	Director
G. Michael Stakias		February 28, 2023

/s/ J. Darrell Thomas	Director
J. Darrell Thomas		February 28, 2023

SCHEDULE II: Valuation and Qualifying Accounts

	For the Year Ended
(in thousands)	December 31, 2022	December 25, 2021	December 26, 2020
Allowance for doubtful accounts:
Balance, beginning of period	$1,326	$1,260	$957
Provision	56	177	315
Charge-offs	(19)	(111)	(111)
Acquisitions and other	—	—	99
Balance, end of period	$1,363	$1,326	$1,260
Allowance for customer credits:
Balance, beginning of period	$188,080	$155,751	$105,950
Provision	373,157	334,615	308,783
Charge-offs	(369,121)	(302,286)	(258,982)
Balance, end of period	$192,116	$188,080	$155,751