Form 10-Q
period 2023-04-01
Dorman Products, Inc.
filed 2023-05-02
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-18914
_____________________
Dorman Products, Inc.
(Exact name of registrant as specified in its charter)
_____________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 27, 2023, the registrant had 31,468,334 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
April 1, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(in thousands, except per share data)	April 1, 2023	March 26, 2022
Net sales	$466,738	$401,579
Cost of goods sold	322,261	268,339
Gross profit	144,477	133,240
Selling, general and administrative expenses	126,363	86,528
Income from operations	18,114	46,712
Interest expense, net	11,953	1,231
Other income, net	(357)	(84)
Income before income taxes	6,518	45,565
Provision for income taxes	835	10,358
Net income	$5,683	$35,207
Other comprehensive income:
Change in foreign currency translation adjustment	$119	$1,696
Comprehensive Income	$5,802	$36,903

Earnings per share:
Basic	$0.18	$1.12
Diluted	$0.18	$1.11
Weighted average shares outstanding:
Basic	31,436	31,499
Diluted	31,537	31,601
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	April 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$33,307	$46,034
Accounts receivable, less allowance for doubtful accounts of $1,398 and $1,363	429,308	427,385
Inventories	686,949	755,901
Prepaids and other current assets	40,173	39,800
Total current assets	1,189,737	1,269,120
Property, plant and equipment, net	151,541	148,477
Operating lease right-of-use assets	108,549	109,977
Goodwill	443,336	443,035
Intangible assets, net	316,999	322,409
Other assets	50,497	48,768
Total assets	$2,260,659	$2,341,786
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$145,686	$179,819
Accrued compensation	14,606	19,490
Accrued customer rebates and returns	170,432	192,116
Revolving credit facility	215,460	239,363
Current portion of long-term debt	12,500	12,500
Other accrued liabilities	48,239	35,007
Total current liabilities	606,923	678,295
Long-term debt	479,439	482,464
Long-term operating lease liabilities	96,571	98,221
Other long-term liabilities	16,749	28,349
Deferred tax liabilities, net	11,833	11,826
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,469,310 and 31,430,632 shares issued and outstanding in 2023 and 2022, respectively	315	314
Additional paid-in capital	90,416	88,750
Retained earnings	961,597	956,870
Accumulated other comprehensive loss	(3,184)	(3,303)
Total shareholders’ equity	1,049,144	1,042,631
Total liabilities and shareholders' equity	$2,260,659	$2,341,786
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended April 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2022	31,430,632	$314	$88,750	$956,870	$(3,303)	$1,042,631
Exercise of stock options	15,630	—	1,049	—	—	1,049
Compensation expense under Incentive Stock Plan	—	—	2,312	—	—	2,312
Purchase and cancellation of common stock	(5,125)	—	(9)	(424)	—	(433)
Issuance of non-vested stock, net of cancellations	52,151	1	(1)	—	—	—
Other stock-related activity, net of tax	(23,978)	—	(1,685)	(532)	—	(2,217)
Other comprehensive income	—	—	—	—	119	119
Net income	—	—	—	5,683	—	5,683
Balance at April 1, 2023	31,469,310	$315	$90,416	$961,597	$(3,184)	$1,049,144

	Three Months Ended March 26, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 25, 2021	31,607,509	$316	$77,451	$856,409	$(1,440)	$932,736
Exercise of stock options	2,478	—	—	—	—	—
Compensation expense under Incentive Stock Plan	—	—	2,152	—	—	2,152
Purchase and cancellation of common stock	(111,114)	(1)	(200)	(10,716)	—	(10,917)
Cancellation of non-vested stock, net of issuances	(2,511)	—	377	—	—	377
Other stock-related activity, net of tax	(16,446)	—	(874)	(977)	—	(1,851)
Other comprehensive income	—	—	—	—	1,696	1,696
Net income	—	—	—	35,207	—	35,207
Balance at March 26, 2022	31,479,916	$315	$78,906	$879,923	$256	$959,400

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	April 1, 2023	March 26, 2022
Cash Flows from Operating Activities:
Net income	$5,683	$35,207
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	13,540	9,743
Provision for doubtful accounts	2,744	29
Provision for stock-based compensation	2,334	2,152
Changes in assets and liabilities:
Accounts receivable	(4,673)	16,727
Inventories	68,935	(33,034)
Prepaids and other current assets	(591)	(853)
Other assets	(2,130)	(1,976)
Accounts payable	(34,258)	(12,392)
Accrued customer rebates and returns	(21,683)	7,202
Accrued compensation and other liabilities	(3,691)	409
Cash provided by operating activities	26,210	23,214
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	267	595
Property, plant and equipment additions	(10,537)	(7,247)
Cash used in investing activities	(10,270)	(6,652)
Cash Flows from Financing Activities:
Payments of revolving credit line	(23,900)	(10,000)
Payments of long-term debt	(3,125)	—
Proceeds from exercise of stock options	1,049	—
Purchase and cancellation of common stock	(433)	(10,752)
Other stock-related activity	(2,254)	(1,211)
Cash used in financing activities	(28,663)	(21,963)
Effect of exchange rate changes on Cash and Cash Equivalents	(4)	46
Net Decrease in Cash and Cash Equivalents	(12,727)	(5,355)
Cash and Cash Equivalents, Beginning of Period	46,034	58,782
Cash and Cash Equivalents, End of Period	$33,307	$53,427
Supplemental Cash Flow Information
Cash paid for interest expense	$11,534	$999
Cash paid for income taxes	$1,055	$712
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED APRIL 1, 2023 AND MARCH 26, 2022
(UNAUDITED)
1.    Basis of Presentation
As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM.”
The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended April 1, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers and the introduction of new products and product lines to customers. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
2.    Acquisitions
On October 4, 2022 (the “Closing Date”), Dorman acquired 100% of the issued and outstanding equity interests of Super ATV, LLC ("SuperATV") (the “Transaction”), for aggregate consideration of $509.8 million (net of $6.8 million cash acquired), plus a potential earn-out payment to the sellers of SuperATV not to exceed $100 million in the aggregate, which remains subject to the achievement by SuperATV of certain revenue and gross margin targets in the years ending December 31, 2023 and December 31, 2024. In the three months ended April 1, 2023, we received $0.3 million in cash as proceeds from the closing net working capital adjustments. SuperATV is a leading independent supplier to the powersports aftermarket with a family of highly respected brands spanning functional accessories and upgrades, as well as replacement parts for specialty vehicles.
The Transaction was accounted for as a business combination under the acquisition method of accounting. We have allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, as of December 31, 2022, is based upon preliminary information and is subject to change within the permitted measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. The fair values that remain preliminary include tax-related liabilities and contingent liabilities. Any material adjustments to the estimates based upon new information identified during the measurement period will be reflected as of the date of the acquisition.

The table below details the fair values of the assets acquired and the liabilities assumed at the acquisition date, including applicable measurement period adjustments:

(in thousands)
Accounts receivable	$3,317
Inventories	90,428
Prepaids and other current assets	5,293
Property, plant and equipment	23,776
Goodwill	247,474
Identifiable intangible assets	157,500
Operating lease right-of-use assets	11,661
Other Assets	3,001
Accounts payable	(7,436)
Accrued compensation	(2,086)
Accrued customer rebates and returns	(1,609)
Other current liabilities	(8,726)
Long-term operating lease liabilities	(9,508)
Other long-term liabilities	(3,307)
Net cash consideration	$509,778
The financial results of the Transaction have been included in the consolidated financial statements since the date of acquisition.
3.    Sales of Accounts Receivable
We have entered several customer-sponsored programs administered by unrelated financial institutions that permit us to sell (factor) certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and the related accounts receivable were removed from our Condensed Consolidated Balance Sheets at the times of the sales transactions. Under these agreements, we sold $237.7 million and $275.2 million of accounts receivable during the three months ended April 1, 2023 and March 26, 2022, respectively. Selling, general and administrative expenses include factoring costs associated with these accounts receivable sales programs of $13.5 million and $4.9 million during the three months ended April 1, 2023 and March 26, 2022, respectively. The increase in factoring costs for the three months ended April 1, 2023 compared to the prior year period was driven by higher interest rates during the three months ended April 1, 2023.
4.    Inventories
Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	April 1, 2023	December 31, 2022
Raw materials	$30,839	$34,267
Bulk product	200,491	234,871
Finished product	446,544	478,032
Packaging materials	9,075	8,731
Total	$686,949	$755,901

5.    Goodwill and Intangible Assets
Goodwill
Goodwill included the following:

(in thousands)
Balance at December 31, 2022	$443,035
Measurement period adjustments for SuperATV acquisition	233
Foreign currency translation	68
Balance at April 1, 2023	$443,336
Intangible Assets
Intangible assets included the following:

	April 1, 2023			December 31, 2022
Intangible assets subject to amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Customer relationships	$175,430	$24,156	$151,274	$175,430	$21,643	$153,787
Trade names	67,690	7,469	60,221	67,690	6,370	61,320
Product Portfolio	107,800	4,644	103,156	107,800	2,953	104,847
Technology	2,167	882	1,285	2,167	820	1,347
Patents and Other	1,430	367	1,063	1,430	322	1,108
Total	$354,517	$37,518	$316,999	$354,517	$32,108	$322,409
Amortization expense was $5.5 million and $3.0 million during the three months ended April 1, 2023 and March 26, 2022, respectively.
6.    Debt
As of April 1, 2023 and December 31, 2022, the weighted average interest rate on the outstanding borrowings under our credit facility was 6.41% and 5.78%, respectively.
7.    Commitments and Contingencies
Acquisitions
We have contingent consideration related to an acquisition due to the uncertainty of the ultimate amount of any payments that will become due as earnout payments if performance targets are achieved. If the remaining performance targets for the acquisition are fully achieved, the maximum additional contingent payments to be made under the transaction documents would be $100.0 million in aggregate.
As of April 1, 2023, we accrued $20.5 million, representing the fair value of the estimated payments that we expect could become due in connection with the transaction. For the three months ended April 1, 2023, we recorded a charge of $0.5 million of accretion on the estimated payment liability, with the charge included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
Other Contingencies
We are a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, employment claims, competitive practices, intellectual property infringement, product liability claims and other matters arising out of the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, taking into account relevant insurance coverage, would likely have a material financial impact on the Company and we believe the range of reasonably possible losses from current matters, taking into account relevant insurance coverage, is immaterial. However, legal matters are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of any of these matters could have a material adverse impact on the Company’s cash flows, financial position or results of operations in the period in which any such effects are recorded.
8.    Revenue Recognition
The following tables present our disaggregated revenue by type of major good / product line, and geography.

	Three Months Ended
(in thousands)	April 1, 2023	March 26, 2022
Powertrain	$171,035	$152,228
Chassis	188,864	160,862
Motor Vehicle body	91,159	73,280
Hardware	15,680	15,209
Total	$466,738	$401,579

	Three Months Ended
(in thousands)	April 1, 2023	March 26, 2022
Net sales to U.S. customers	$430,693	$373,618
Net sales to non-U.S. customers	36,045	27,961
Total	$466,738	$401,579
9.    Stock-Based Compensation
Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)
We issue RSAs and RSUs to participants in our equity plans in the form of time-based RSAs and RSUs and performance-based RSAs and RSUs.
Compensation cost related to RSA and RSU grants was $1.7 million and $1.6 million for the three months ended April 1, 2023 and March 26, 2022, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes our RSA and RSU activity for the three months ended April 1, 2023:

	Shares	Weighted Average Fair Value
Balance at December 31, 2022	238,922	$92.07
Granted	93,944	$98.02
Vested	(59,382)	$77.02
Canceled	(8,392)	$81.56
Balance at April 1, 2023	265,092	$97.88
For the three months ended April 1, 2023, we granted 29,399 performance-based RSUs with a grant date fair value of $113.15 per share. For the three months ended March 26, 2022, we granted 23,995 performance-based RSUs with a grant date fair value of $111.31 per share.

As of April 1, 2023, there was $20.2 million of unrecognized compensation cost related to unvested RSA and RSU grants that is expected to be recognized over a weighted average period of 2.6 years.
Stock Options
We grant stock options to participants in our equity plans. Compensation cost related to stock option grants was $0.4 million for both the three months ended April 1, 2023 and March 26, 2022, and was included as selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes our stock option activity for the three months ended April 1, 2023:

	Shares	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	268,119	$84.03
Granted	76,784	$91.28
Canceled	(1,113)	$96.36
Exercised	(21,702)	$72.85
Balance at April 1, 2023	322,088	$86.47	6.1	$1,935
Exercisable at April 1, 2023	133,913	$80.31	5.0	$1,398
As of April 1, 2023, there was $5.7 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 3.2 years.
10.    Earnings Per Share
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
For the three months ended April 1, 2023 and March 26, 2022, there were approximately 237,000 shares and 27,000 shares, respectively, that were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended
(in thousands, except per share data)	April 1, 2023	March 26, 2022

Net income	$5,683	$35,207
Denominator:
Weighted average basic shares outstanding	31,436	31,499
Effect of stock-based compensation awards	101	102
Weighted average diluted shares outstanding	31,537	31,601
Earnings Per Share:
Basic	$0.18	$1.12
Diluted	$0.18	$1.11
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

	Three Months Ended
	April 1, 2023	March 26, 2022
Shares repurchased and canceled	5,125	12,764
Total cost of shares repurchased and canceled (in thousands)	$434	$1,388
Average price per share	$84.62	$108.74
Separately, our Board of Directors has authorized the repurchase of up to $600 million of our common stock through December 31, 2024 under a previously announced share repurchase program and subsequent authorizations. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. At April 1, 2023, $228.0 million was available for repurchase under this share repurchase program. The following table summarizes the repurchase and cancellation of common stock under the share repurchase program:

	Three Months Ended
	April 1, 2023	March 26, 2022
Shares repurchased and canceled	—	98,350
Total cost of shares repurchased and canceled (in thousands)	$—	$9,529
Average price per share	$—	$96.89
12.    Income Taxes
At April 1, 2023, we had $3.4 million of net unrecognized tax benefits, all of which would lower our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of April 1, 2023, accrued interest and penalties related to uncertain tax positions were not material.

We file income tax returns in the United States, Canada, China, India, and Mexico. The statute of limitations for tax years before 2019 is closed for U.S. federal income tax purposes. The statute of limitations for tax years before 2018 is closed for the states in which we file. The statute of limitations for tax years before 2019 is closed for income tax purposes in Canada, China, and India. The statute of limitations for tax years before 2017 is closed for income tax purposes in Mexico.
13.    Related-Party Transactions
We lease our Colmar, PA facility and a portion of our Lewisberry, PA facility from entities in which Steven L. Berman, our Non-Executive Chairman, and certain of his family members are owners. Each lease is a non-cancelable operating lease. Total rental payments to those entities under these lease arrangements will be $2.9 million in fiscal 2023 and were $2.5 million in fiscal 2022. The lease for our corporate headquarters in Colmar, PA was renewed in December 2022, effective as of January 1, 2023, and will expire on December 31, 2027. The lease for our Lewisberry, PA operating facility was signed in September 2020 and will expire on December 31, 2027.
We are a partner in a joint venture with one of our suppliers and own a minority interest in two other suppliers. Two of these investments are accounted for under the equity method and one is accounted for under the cost method.
14.    Fair Value Disclosures
The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. The carrying value of borrowings under our credit facility approximates fair value because borrowings under our credit facility bear interest at rates indexed to a market rate (Term SOFR).

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
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements related to the global coronavirus pandemic, net sales, diluted earnings per share, gross profit, gross margin, selling, general and administrative expenses, income tax expense, income before income taxes, net income, cash and cash equivalents, indebtedness, liquidity, the Company’s share repurchase program, the Company’s outlook, the Company’s growth opportunities and future business prospects, operational costs and productivity initiatives, inflation, customs duties and mitigation of tariffs, long-term value, acquisitions and acquisition opportunities, investments, cost offsets, quarterly fluctuations, new product development, customer concessions, and fluctuations in foreign currency. Words such as “may,” “believe,” “demonstrate,” “expect,” “estimate,” “forecast,” “project,” “plan,” “anticipate,” “intend,” “should,” “will” and “likely” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statements are not forward-looking. In addition, statements that are not historical should also be considered forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statements were made. Such forward-looking statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors (many of which are outside of our control) which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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
Introduction
The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes thereto of Dorman Products, Inc. included in “ITEM 1. Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
Overview
We are one of the leading suppliers of replacement and upgrade parts in the motor vehicle aftermarket industry, serving passenger cars, light-, medium-, and heavy-duty trucks, as well as specialty vehicles, including utility terrain vehicles (UTVs) and all-terrain vehicles (ATVs). As of December 31, 2022, we marketed approximately 129,000 distinct parts compared to approximately 118,000 as of December 25, 2021, many of which we designed and engineered. This number excludes private label stock-keeping units and other variations in how we market, package and distribute our products, includes distinct parts of acquired companies and reflects distinct parts that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We are one of the leading aftermarket suppliers of parts that were traditionally available to consumers only from original equipment, or OE, manufacturers or salvage yards. These parts include, among other parts, leaf springs, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers, UTV windshields, and complex electronics modules.
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
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies as described in the Annual Report on Form 10-K for the year ended December 31, 2022.
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
In the three months ended April 1, 2023, we introduced 984 new distinct parts to our customers and end-users, including 360 “New-to-the-Aftermarket” parts. We introduced 4,443 new distinct parts to our customers and end-users in the fiscal year ended December 31, 2022, including 1,565 “New-to-the-Aftermarket” parts.

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
Another area of focus has been on products we market for the medium- and heavy-duty truck sector of the motor vehicle aftermarket industry. We believe that this sector provides many of the same growth opportunities that the passenger car and light-duty truck sector of the motor vehicle aftermarket industry has provided us. We specialize in offering parts to this sector that were traditionally only available from OE manufacturers or salvage yards, similar to how we approach the passenger car and light-duty truck sector. During fiscal 2022, we introduced 486 distinct parts in this product line. We expect to continue to invest in the medium- and heavy-duty product category.
Acquisitions
A key component of our strategy is growth through acquisitions. On October 4, 2022, we acquired Super ATV, LLC ("SuperATV"), a leading independent supplier to the powersports aftermarket with a family of highly respected brands spanning functional accessories and upgrades, as well as replacement parts for specialty vehicles. See Note 2, Acquisitions under Notes to Condensed Consolidated Financial Statements for additional information. We may acquire businesses in the future to supplement our financial growth, increase our customer base, add to our distribution capabilities or enhance our product development resources, among other reasons.
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
In addition, we believe that vehicle owners generally are operating their current vehicles longer than they did several years ago, performing necessary repairs and maintenance to keep those vehicles well maintained. We believe this trend has supported an increase in VIO, which increased to 293.4 million in 2022, a 1% increase over 2021. According to data published by Polk, a division of IHS Automotive, the average age of VIO increased to 12.4 years as of October 2022 from 12.2 years as of October 2021.

Miles Driven
The number of miles driven is another important statistic that impacts our business. Generally, as vehicles are driven more miles, the more likely it is that parts will fail and there will be increased demand for replacement parts, including our parts. According to the U.S. Department of Transportation, the number of miles driven through October 2022 increased 1.5% year over year. We expect this increase in miles driven may continue, given that certain employers have begun to lift work-from-home policies implemented during the pandemic and, consequently, consumers may return to commuting to work on a more regular basis. However, global gasoline prices have been volatile in recent months, which may negatively impact miles driven as consumers reduce travel or seek alternative methods of transportation.
Brand Protection
We operate in a highly competitive market. As a result, we are continuously evaluating our approach to brand, pricing and terms to our different customers and channels. For example, we maintain a brand protection policy, which is designed to ensure that certain products bearing the Dorman name are not advertised below certain approved pricing levels. In addition, we may pursue legal remedies when we see third parties violating our intellectual property rights, including those that violate our patents, wrongfully represent our products as their own or use our product images for their own marketing efforts.
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
Our customers, particularly our larger retail customers, regularly seek more favorable pricing and product return provisions, and extended payment terms when negotiating with us. We attempt to avoid or minimize these concessions as much as possible, but we have granted pricing concessions, indemnification rights and extended customer payment terms, and allowed a higher level of product returns in certain cases. These concessions impact net sales as well as our profit levels and may require additional capital to finance the business. We expect our customers to continue to exert pressure on our margins.
New Customer Acquisition Costs
We may incur customer acquisition costs where we incur change-over costs to induce a customer to switch from a competitor’s brand, including expanding new product lines into our existing customers. Change-over costs include the costs related to removing the new customer’s inventory and replacing it with our inventory, which is commonly referred to as a stock lift. New customer acquisition costs are recorded as a reduction to revenue when incurred.
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
We have subsidiaries located outside the United States with various functional currencies. Because our consolidated financial statements are denominated in U.S. dollars, the assets, liabilities, net sales, and expenses that are denominated in currencies other than the U.S. dollar must be converted into U.S. dollars using exchange rates for the current period. As a result, fluctuations in foreign currency exchange rates may impact our financial results.
Impact of Labor Market and Inflationary Costs
We have experienced broad-based inflationary impacts during the three months ended April 1, 2023 as well as during the year ended December 31, 2022, due primarily to global transportation and logistics constraints, which have resulted in significantly higher transportation costs; tariffs; material costs; and wage inflation from an increasingly competitive labor market. Increased freight, higher labor costs and material inflation costs may continue to negatively impact our results throughout the remainder of fiscal 2023, despite recent signs of global supply chain constraints easing and ocean freight and commodity costs lowering. We attempt to offset inflationary pressures with cost-saving initiatives, price increases to customers and the use of alternative suppliers. Although we have implemented pass-through price increases to offset inflationary cost impacts, the price increases have often been implemented after we have experienced higher costs resulting in a lag effect to the full recovery of these costs. Furthermore, pricing increases that we implemented to pass through the increased costs had no added profit dollars and consequently did not fully offset the impact that the increased costs had on our gross and operating margin percentages. There can be no assurance that we will be successful in implementing pricing increases in the future to recover increased inflationary costs.
Impact of Interest Rates
Our business is subject to interest rate risk under the terms of our customer accounts receivable sales programs, as a change in the Term Secured Overnight Financing Rate (“Term SOFR”) or

alternative discount rate affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our credit facility bear interest at variable rates tied to Term SOFR or the applicable base rate. Under the terms of the credit facility, a change in interest rates affects the rate at which we can borrow funds thereunder and also impacts the interest cost on existing borrowings. During the three months ended April 1, 2023 as well as the year ended December 31, 2022, we saw significant increases in Term SOFR and other reference rates, which impacted our results as discussed in Results of Operations that follows. We expect interest rates may continue to increase in the foreseeable future, increasing the costs associated with our accounts receivable sales programs and outstanding borrowings.
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
In January 2020, the USTR granted temporary tariff relief for certain categories of products being imported from China. The tariff relief granted by the USTR expired on most categories of products being imported from China at the end of 2020. However, in March 2022, the USTR reinstated tariff relief for certain categories of products imported from China. The reinstated tariff relief applies retroactively to October 12, 2021 and is scheduled to expire on September 30, 2023. The reinstated tariff relief applies to a limited number of our products and is not expected to materially impact our operating results.
Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations:

	Three Months Ended*
(in thousands, except percentage data)	April 1, 2023		March 26, 2022
Net sales	$466,738	100.0%	$401,579	100.0%
Cost of goods sold	322,261	69.0%	268,339	66.8%
Gross profit	144,477	31.0%	133,240	33.2%
Selling, general and administrative expenses	126,363	27.1%	86,528	21.5%
Income from operations	18,114	3.9%	46,712	11.6%
Interest expense, net	11,953	2.6%	1,231	0.3%
Other income, net	(357)	-0.1%	(84)	0.0%
Income before income taxes	6,518	1.4%	45,565	11.3%
Provision for income taxes	835	0.2%	10,358	2.6%
Net income	$5,683	1.2%	$35,207	8.8%
*Percentage of sales information may not add due to rounding
Three Months Ended April 1, 2023 Compared to Three Months Ended March 26, 2022
Net sales increased 16% to $466.7 million for the three months ended April 1, 2023 from $401.6 million for the three months ended March 26, 2022. The increase in net sales reflected the addition of

SuperATV in October 2022, successful new product launches, and price increases to offset inflationary costs. Net sales growth for the three months ended April 1, 2023 excluding SuperATV was 3.5%.
Gross profit margin was 31.0% of net sales for the three months ended April 1, 2023 compared to 33.2% of net sales for the three months ended March 26, 2022. The decline in gross margin as a percentage of net sales is primarily due to the sell-through of high-cost inventory purchased in 2022 that was impacted by inflationary costs, partially offset by the favorable impacts of pricing actions and the addition of SuperATV, which has a higher gross margin percentage than the Company average.
Selling, general and administrative expenses (“SG&A”) were $126.4 million, or 27.1% of net sales, for the three months ended April 1, 2023 compared to $86.5 million, or 21.5% of net sales, for the three months ended March 26, 2022. The increase in SG&A as a percentage of net sales was primarily due to the impact of higher interest rates on our customer accounts receivable factoring programs and the addition of SuperATV, which has higher SG&A expenses as a percentage of net sales than the Company average. SG&A expenses as a percentage of net sales also increased in the three months ended April 1, 2023 as a result of a charge recorded related to a customer bankruptcy filing.
Our effective tax rate was 12.8% for the three months ended April 1, 2023 compared to 22.7% for the three months ended March 26, 2022. The decrease in the effective tax rate was due to favorable discrete items in the quarter, partially offset by an increase in state tax expense and the effect of foreign operations.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by certain customers. Cash and cash equivalents were $33.3 million at April 1, 2023 and $46.0 million at December 31, 2022. Working capital was $582.8 million at April 1, 2023 compared to $590.8 million at December 31, 2022. Shareholders’ equity was $1,049.1 million at April 1, 2023 and $1,042.6 million at December 31, 2022.
Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, increases in interest rates, the outcome of contingencies or other factors. See Note 7, “Commitments and Contingencies”, in the accompanying condensed consolidated financial statements for additional information regarding commitments and contingencies that may affect our liquidity.
Payment Terms and Accounts Receivable Sales Programs
Over the past several years, we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash. We participate in accounts receivable sales programs with several customers that allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment term extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash upfront than if we collected those accounts receivable ourselves in due course, resulting in accounts receivable factoring costs. Moreover, to the extent that any of these accounts receivable sales programs bear interest at rates tied to the Term SOFR or other reference rates, increases in these applicable rates increase our cost to sell our receivables and reduce the amount of cash we receive. See ITEM 3. Quantitative and Qualitative Disclosures about Market Risk for more information. Further extensions of customer payment terms would result in additional uses of cash or increased costs associated with the sales of accounts receivable.
During the three months ended April 1, 2023 and March 26, 2022, we sold $237.7 million and $275.2 million of accounts receivable, respectively, under these programs. If receivables had not been sold over the previous twelve months, approximately $745.9 million and $722.3 million of additional accounts receivable would have been outstanding at April 1, 2023 and December 31, 2022, respectively, based on our standard payment terms. We had capacity to sell more accounts receivable under these programs if the needs of the business warranted. Further extensions of customer payment terms would result in additional uses of cash or increased costs associated with the sales of accounts receivable.
During the three months ended April 1, 2023 and March 26, 2022, factoring costs associated with these accounts receivable sales programs were $13.5 million and $4.9 million, respectively. The increase in factoring costs year over year was driven by higher Term SOFR and other reference rates.
Credit Agreement
The Company has a credit agreement that provides a $600.0 million revolving credit facility and includes a $500.0 million term loan with quarterly amortization payment requirements. The credit agreement matures on October 4, 2027. As of April 1, 2023, there was $215.5 million in outstanding borrowings under the revolving credit facility, and $493.8 million in outstanding borrowings under the term loan. Also on that date, we had three outstanding letters of credit for $1.0 million in aggregate. Net of outstanding borrowings and letters of credit, we had $383.5 million available under the credit facility at April 1, 2023.
Our credit agreement contains affirmative and negative covenants. As of April 1, 2023, we were not in default with respect to our credit agreement.
Refer to Note 7, “Long-Term Debt” to the Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for additional information.
Cash Flows
The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
(in thousands)	April 1, 2023	March 26, 2022
Cash provided by operating activities	$26,210	$23,214
Cash used in investing activities	(10,270)	(6,652)
Cash used in financing activities	(28,663)	(21,963)
Effect of foreign exchange on cash and cash equivalents	(4)	46
Net decrease in cash and cash equivalents	$(12,727)	$(5,355)
During the three months ended April 1, 2023, cash provided by operating activities was $26.2 million compared to $23.2 million during the three months ended March 26, 2022. The $3.0 million increase was driven by higher cash inflows for working capital, partially offset by lower income during the three months ended April 1, 2023, compared to the prior year period.
Investing activities used cash of $10.3 million and $6.7 million during the three months ended April 1, 2023 and March 26, 2022, respectively.

Financing activities used cash of $28.7 million and $22.0 million during the three months ended April 1, 2023 and March 26, 2022, respectively. During the three months ended April 1, 2023, we repaid $23.9 million of outstanding borrowings under our revolving credit facility, and $3.1 million of our term loan balance under our credit agreement. During the three months ended March 26, 2022, we repaid $10.0 million of outstanding borrowing under our revolving credit facility. We also paid $9.5 million to repurchase 98,350 shares of common stock under our share repurchase plan during the three months ended March 26, 2022. The remaining uses of cash from financing activities in each period resulted primarily from the repurchase of our common stock from our 401(k) Plan and income tax withholding in connection with the vesting of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”).
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
Under the terms of our customer-sponsored programs to sell accounts receivable, a change in the reference rate would affect the amount of financing costs we incur, and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in Term SOFR or the discount rates on the accounts receivable sales programs would have increased our factoring costs and reduced the amount of cash we would have received by approximately $2.1 million for both the three months ended April 1, 2023 and March 26, 2022.
Under the terms of our credit agreement, a change in the reference rate or the lender’s base rate would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the reference rate or base rate would have increased our interest expense on our variable rate debt under our credit agreement by approximately $1.8 million and $0.6 million for the three months ended April 1, 2023 and March 26, 2022, respectively.
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
On October 4, 2022, we completed our acquisition of Super ATV, LLC ("SuperATV"). We are in the process of evaluating the existing controls and procedures of SuperATV and integrating SuperATV into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for a period of one year following the date on which the acquisition is completed, we have excluded SuperATV from our assessment of the effectiveness of internal control over financial reporting as of April 1, 2023. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.

Changes in Internal Control Over Financial Reporting
Except for the acquisition of SuperATV noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the three months ended April 1, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
There have been no material changes in our risk factors from the risks previously reported in PART 1, ITEM 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022. You should carefully consider the factors discussed in PART I, ITEM 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended April 1, 2023, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
January 1, 2023 through January 28, 2023 (1)	222	$84.50	—	$227,989,218
January 29, 2023 through February 25, 2023 (2)	1,078	$93.38	—	$227,989,218
February 26, 2023 through April 1, 2023(3)	6,761	$83.36	—	$227,989,218
Total	8,061		—	$227,989,218
(1)Includes 222 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock awards (“RSAs”) during the period. The RSAs were granted to participants in prior periods pursuant to our 2008 Stock Option and Stock Incentive Plan (the “2008 Plan”).
(2)Includes 1,078 shares purchased from the 401(k) Plan.
(3)Includes 2,714 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of RSAs during the period. The RSAs were granted to participants in prior periods pursuant to the 2008 Plan and our 2018 Stock Option and Stock Incentive Plan. Also includes 4,047 shares purchased from the 401(k) Plan.
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

ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
Not Applicable
ITEM 5. Other Information
None
ITEM 6. Exhibits
(a)Exhibits
The Exhibits included in this report are listed in the Exhibit Index on page 25, which is incorporated herein by reference.
EXHIBIT INDEX

3.1	Dorman Products, Inc. Amended and Restated By-Laws, as amended February 23, 2023.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report). **

101
The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended April 1, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended April 1, 2023, formatted in Inline XBRL (included as Exhibit 101).
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dorman Products, Inc.
May 2, 2023

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)
May 2, 2023

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)