Form 10-Q
period 2023-07-01
Dorman Products, Inc.
filed 2023-08-01
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 27, 2023, the registrant had 31,488,164 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
July 1, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net sales	$480,568	$417,419	$947,306	$818,998
Cost of goods sold	317,062	275,894	639,323	544,233
Gross profit	163,506	141,525	307,983	274,765
Selling, general and administrative expenses	108,308	92,058	234,671	178,586
Income from operations	55,198	49,467	73,312	96,179
Interest expense, net	12,565	1,565	24,518	2,796
Other income, net	(396)	(111)	(753)	(195)
Income before income taxes	43,029	48,013	49,547	93,578
Provision for income taxes	10,259	10,108	11,094	20,466
Net income	$32,770	$37,905	$38,453	$73,112
Other comprehensive income:
Change in foreign currency translation adjustment	$566	$(1,999)	$685	$(303)
Comprehensive Income	$33,336	$35,906	$39,138	$72,809

Earnings per share:
Basic	$1.04	$1.21	$1.22	$2.32
Diluted	$1.04	$1.20	$1.22	$2.32
Weighted average shares outstanding:
Basic	31,466	31,424	31,451	31,461
Diluted	31,528	31,535	31,533	31,568
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	July 1, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$35,666	$46,034
Accounts receivable, less allowance for doubtful accounts of $1,384 and $1,363	452,603	427,385
Inventories	642,721	755,901
Prepaids and other current assets	57,790	39,800
Total current assets	1,188,780	1,269,120
Property, plant and equipment, net	156,544	148,477
Operating lease right-of-use assets	104,294	109,977
Goodwill	443,889	443,035
Intangible assets, net	312,554	322,409
Other assets	50,779	48,768
Total assets	$2,256,840	$2,341,786
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$152,121	$179,819
Accrued compensation	15,311	19,490
Accrued customer rebates and returns	189,409	192,116
Revolving credit facility	166,560	239,363
Current portion of long-term debt	12,500	12,500
Other accrued liabilities	34,470	35,007
Total current liabilities	570,371	678,295
Long-term debt	476,414	482,464
Long-term operating lease liabilities	92,620	98,221
Other long-term liabilities	16,497	28,349
Deferred tax liabilities, net	14,866	11,826
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,488,164 and 31,430,632 shares issued and outstanding in 2023 and 2022, respectively	315	314
Additional paid-in capital	94,452	88,750
Retained earnings	993,923	956,870
Accumulated other comprehensive loss	(2,618)	(3,303)
Total shareholders’ equity	1,086,072	1,042,631
Total liabilities and shareholders' equity	$2,256,840	$2,341,786
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended July 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at April 1, 2023	31,469,310	$315	$90,416	$961,597	$(3,184)	$1,049,144
Exercise of stock options	1,399	—	81	—	—	82
Compensation expense under Incentive Stock Plan	—	—	3,123	—	—	3,123
Purchase and cancellation of common stock	(4,715)	—	(9)	(386)	—	(395)
Issuance of non-vested stock, net of cancellations	23,177	—	1,002	—	—	1,002
Other stock-related activity, net of tax	(1,007)	—	(163)	(58)	—	(221)
Other comprehensive income	—	—	—	—	566	566
Net income	—	—	—	32,770	—	32,770
Balance at July 1, 2023	31,488,164	$315	$94,452	$993,923	$(2,618)	$1,086,072

	Three Months Ended June 25, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at March 26, 2022	31,479,916	$315	$78,906	$879,923	$256	$959,400
Exercise of stock options	14,808	—	957	—	—	957
Compensation expense under Incentive Stock Plan	—	—	2,118	—	—	2,118
Purchase and cancellation of common stock	(75,321)	(1)	(136)	(7,141)	—	(7,278)
Issuance of non-vested stock, net of cancellations	6,732	—	—	—	—	—
Other stock-related activity, net of tax	(911)	—	347	(493)	—	(146)
Other comprehensive loss	—	—	—	—	(1,999)	(1,999)
Net income	—	—	—	37,905	—	37,905
Balance at June 25, 2022	31,425,224	$314	$82,192	$910,194	$(1,743)	$990,957

	Six Months Ended July 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2022	31,430,632	$314	$88,750	$956,870	$(3,303)	$1,042,631
Exercise of stock options	17,029	—	1,130	—	—	1,130
Compensation expense under Incentive Stock Plan	—	—	5,435	—	—	5,435
Purchase and cancellation of common stock	(9,840)	—	(18)	(810)	—	(828)
Issuance of non-vested stock, net of cancellations	75,328	1	1,003	—	—	1,004
Other stock-related activity, net of tax	(24,985)	—	(1,848)	(590)	—	(2,438)
Other comprehensive income	—	—	—	—	685	685
Net income	—	—	—	38,453	—	38,453
Balance at July 1, 2023	31,488,164	$315	$94,452	$993,923	$(2,618)	$1,086,072

	Six Months Ended June 25, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 25, 2021	31,607,509	$316	$77,451	$856,409	$(1,440)	$932,736
Exercise of stock options	17,286	—	957	—	—	957
Compensation expense under Incentive Stock Plan	—	—	4,270	—	—	4,270
Purchase and cancellation of common stock	(186,435)	(2)	(336)	(17,857)	—	(18,195)
Issuance of non-vested stock, net of cancellations	4,221	—	377	—	—	377
Other stock-related activity, net of tax	(17,357)	—	(527)	(1,470)	—	(1,997)
Other comprehensive loss	—	—	—	—	(303)	(303)
Net income	—	—	—	73,112	—	73,112
Balance at June 25, 2022	31,425,224	$314	$82,192	$910,194	$(1,743)	$990,957
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in thousands)	July 1, 2023	June 25, 2022
Cash Flows from Operating Activities:
Net income	$38,453	$73,112
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	26,969	19,600
Fair value adjustment to contingent consideration	(12,400)	—
Provision for doubtful accounts	2,357	56
Provision (benefit) for deferred income taxes	2,980	(551)
Provision for stock-based compensation	5,435	4,270
Changes in assets and liabilities:
Accounts receivable	(27,522)	55,341
Inventories	113,331	(102,824)
Prepaids and other current assets	(12,229)	(7,347)
Other assets	(3,526)	(726)
Accounts payable	(28,028)	25,565
Accrued customer rebates and returns	(2,713)	(2,917)
Accrued compensation and other liabilities	(10,221)	(26,193)
Cash provided by operating activities	92,886	37,386
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	67	595
Property, plant and equipment additions	(23,269)	(16,100)
Cash used in investing activities	(23,202)	(15,505)
Cash Flows from Financing Activities:
Payments of revolving credit line	(72,800)	(10,000)
Payments of long-term debt	(6,250)	—
Proceeds from exercise of stock options	1,130	894
Purchase and cancellation of common stock	(828)	(18,195)
Other stock-related activity	(1,343)	(1,386)
Cash used in financing activities	(80,091)	(28,687)
Effect of exchange rate changes on Cash and Cash Equivalents	39	(10)
Net Decrease in Cash and Cash Equivalents	(10,368)	(6,816)
Cash and Cash Equivalents, Beginning of Period	46,034	58,782
Cash and Cash Equivalents, End of Period	$35,666	$51,966
Supplemental Cash Flow Information
Cash paid for interest expense	$26,745	$2,285
Cash paid for income taxes	$14,779	$36,700
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JULY 1, 2023 AND JUNE 25, 2022
(UNAUDITED)
1.    Basis of Presentation
As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM.”
The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended July 1, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers and the introduction of new products and product lines to customers. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
2.    Acquisitions
On October 4, 2022 (the “Closing Date”), Dorman acquired 100% of the issued and outstanding equity interests of Super ATV, LLC ("SuperATV") (the “Transaction”), for aggregate consideration of $509.8 million (net of $6.8 million cash acquired), plus a potential earn-out payment to the sellers of SuperATV not to exceed $100 million in the aggregate, which remains subject to the achievement by SuperATV of certain revenue and gross margin targets in the years ending December 31, 2023 and December 31, 2024. In the six months ended July 1, 2023, we received $0.3 million in cash as proceeds from the closing net working capital adjustments. SuperATV is a leading independent supplier to the powersports aftermarket with a family of highly respected brands spanning functional accessories and upgrades, as well as replacement parts for specialty vehicles.
The Transaction was accounted for as a business combination under the acquisition method of accounting. We have allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, as of July 1, 2023, is based upon preliminary information and is subject to change within the permitted measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. The fair values that remain preliminary include tax-related liabilities and contingent liabilities. Any material adjustments to the estimates based upon new information identified during the measurement period will be reflected as of the date of the acquisition.

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
3.    Sales of Accounts Receivable
We have entered several customer-sponsored programs administered by unrelated financial institutions that permit us to sell (factor) certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable and the related accounts receivable were removed from our Condensed Consolidated Balance Sheets at the times of the sales transactions. Sales of accounts receivable under these agreements, and related factoring costs, which were included in selling, general and administrative expenses, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Sales of accounts receivable	$241,937	$262,897	$479,677	$538,126
Factoring costs	11,895	8,268	25,419	13,161
4.    Inventories
Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	July 1, 2023	December 31, 2022
Raw materials	$30,415	$34,267
Bulk product	189,306	234,871
Finished product	414,555	478,032
Packaging materials	8,445	8,731
Total	$642,721	$755,901

5.    Goodwill and Intangible Assets
Goodwill
Goodwill included the following:

(in thousands)
Balance at December 31, 2022	$443,035
Measurement period adjustments for SuperATV acquisition	233
Foreign currency translation	621
Balance at July 1, 2023	$443,889
Intangible Assets
Intangible assets included the following:

	July 1, 2023			December 31, 2022
Intangible assets subject to amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Customer relationships	$175,430	$26,504	$148,926	$175,430	$21,643	$153,787
Trade names	67,690	8,568	59,122	67,690	6,370	61,320
Product portfolio	107,800	6,335	101,465	107,800	2,953	104,847
Technology	2,167	944	1,223	2,167	820	1,347
Patents and other	2,230	412	1,818	1,430	322	1,108
Total	$355,317	$42,763	$312,554	$354,517	$32,108	$322,409
Amortization expense was $5.5 million and $3.1 million during the three months ended July 1, 2023 and June 25, 2022, respectively, and $11.0 million and $6.1 million during the six months ended July 1, 2023 and June 25, 2022, respectively.
6.    Debt
As of July 1, 2023 and December 31, 2022, the weighted average interest rate on the outstanding borrowings under our credit facility was 6.95% and 5.78%, respectively.
7.    Commitments and Contingencies
Acquisitions
We have contingent consideration related to acquisitions due to the uncertainty of the ultimate amount of any payments that will become due as earnout payments if performance targets are achieved. If the remaining performance targets for the acquisitions are fully achieved, the maximum additional contingent payments to be made under the transaction documents would be $102.0 million in aggregate.
As of July 1, 2023 and December 31, 2022, we accrued $8.0 million and $20.0 million, respectively, representing the fair value of the estimated payments that we expect could become due in connection with the transactions. For the six months ended July 1, 2023, we recorded a net decrease of $12.0 million to the contingent consideration liability, comprising a $12.4 million decrease in fair value based on the modeling of a range of performance outcomes relative to the achievement of targets established in the purchase agreement, partially offset by $0.4 million of accretion on the liability resulting from the passage of time. The net benefit was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The contingent consideration liability is measured on a recurring basis and recorded at fair value. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant observable market activity and significant management judgment. The approach to valuing the contingent consideration uses unobservable factors such as projected revenues and cost of goods sold over the term of the earnout period, discounted for the period over which the contingent consideration is measured, and volatility rates. Based upon these assumptions, the contingent consideration is then valued using a Monte Carlo simulation. An increase in future revenue and gross profit may result in a higher estimated fair value while a decrease in future revenue and gross profit may result in a lower estimated fair value of the contingent consideration liability.
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
8.    Revenue Recognition
The following tables present our disaggregated revenue by type of major good / product line, and geography.

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Powertrain	$181,684	$156,555	$352,719	$308,783
Chassis	188,922	177,732	377,786	338,594
Motor Vehicle body	94,466	69,767	185,625	143,047
Hardware	15,496	13,365	31,176	28,574
Total	$480,568	$417,419	$947,306	$818,998

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Net sales to U.S. customers	$438,300	$384,223	$868,993	$757,841
Net sales to non-U.S. customers	42,268	33,196	78,313	61,157
Total	$480,568	$417,419	$947,306	$818,998
9.    Stock-Based Compensation
Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)
We issue RSAs and RSUs to participants in our equity plans in the form of time-based RSAs and RSUs and performance-based RSAs and RSUs.
Compensation cost related to RSA and RSU grants was $2.6 million and $1.7 million for the three months ended July 1, 2023 and June 25, 2022, respectively, and $4.3 million and $3.3 million for the six months ended July 1, 2023 and June 25, 2022, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The following table summarizes our RSA and RSU activity for the six months ended July 1, 2023:

	Shares	Weighted Average Fair Value
Balance at December 31, 2022	238,922	$92.07
Granted	108,670	$96.10
Vested	(68,588)	$79.97
Canceled	(13,711)	$82.15
Balance at July 1, 2023	265,293	$97.36
For the six months ended July 1, 2023, we granted 29,399 performance-based RSUs with a grant date fair value of $113.15 per share. For the six months ended June 25, 2022, we granted 23,995 performance-based RSUs with a grant date fair value of $111.31 per share.
As of July 1, 2023, there was $18.6 million of unrecognized compensation cost related to unvested RSA and RSU grants that is expected to be recognized over a weighted average period of 2.3 years.
Stock Options
We grant stock options to participants in our equity plans. Compensation cost related to stock option grants was $0.6 million and $0.4 million for the three months ended July 1, 2023 and June 25, 2022, respectively, and $1.0 million and $0.8 million for the six months ended July 1, 2023 and June 25, 2022, respectively, and was included as selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes our stock option activity for the six months ended July 1, 2023:

	Shares	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	268,119	$84.03
Granted	77,543	$91.23
Canceled	(3,502)	$95.19
Exercised	(23,837)	$72.15
Balance at July 1, 2023	318,323	$86.55	5.9	$1,210
Exercisable at July 1, 2023	133,943	$80.43	4.8	$868
As of July 1, 2023, there was $5.1 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 3.0 years.
Employee Stock Purchase Plan ("ESPP")
During the three and six months ended July 1, 2023, we issued 14,975 shares under the ESPP. During the six months ended June 25, 2022, we issued 4,615 shares under the ESPP.
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
For the three months ended July 1, 2023 and June 25, 2022, there were approximately 353,000 shares and 37,000 shares, respectively, and for the six months ended July 1, 2023 and June 25, 2022 there were approximately 295,000 shares and 32,000 shares, respectively, that were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.
The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022

Net income	$32,770	$37,905	$38,453	$73,112
Denominator:
Weighted average basic shares outstanding	31,466	31,424	31,451	31,461
Effect of stock-based compensation awards	62	111	82	107
Weighted average diluted shares outstanding	31,528	31,535	31,533	31,568
Earnings Per Share:
Basic	$1.04	$1.21	$1.22	$2.32
Diluted	$1.04	$1.20	$1.22	$2.32
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

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Shares repurchased and canceled	4,715	7,621	9,840	20,385
Total cost of shares repurchased and canceled (in thousands)	$394	$752	$828	$2,140
Average price per share	$83.56	$98.71	$84.11	$104.99
Separately, our Board of Directors has authorized the repurchase of up to $600 million of our common stock through December 31, 2024 under a previously announced share repurchase program and subsequent authorizations. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. At July 1, 2023, $228.0 million was available for repurchase under this share repurchase program. The following table summarizes the repurchase and cancellation of common stock under the share repurchase program:

	Three Months Ended		Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Shares repurchased and canceled	—	67,700	—	166,050
Total cost of shares repurchased and canceled (in thousands)	$—	$6,525	$—	$16,054
Average price per share	$—	$96.38	$—	$96.68
12.    Income Taxes
At July 1, 2023, we had $3.5 million of net unrecognized tax benefits, $3.4 million of which would lower our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of July 1, 2023, accrued interest and penalties related to uncertain tax positions were not material.
We file income tax returns in the United States, Canada, China, India, and Mexico. The statute of limitations for tax years before 2019 is closed for U.S. federal income tax purposes. The statute of limitations for tax years before 2018 is closed for the states in which we file. The statute of limitations for tax years before 2020 is closed for income tax purposes in Canada and China. The statute of limitations for tax years before 2019 is closed for income tax purposes in India. The statute of limitations for tax years before 2018 is closed for income tax purposes in Mexico.
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
We also lease our facilities in Madison, IN and Shreveport, LA, from entities in which Lindsay Hunt, our President and Chief Executive Officer, Specialty Vehicles, and certain of her family members are owners. Each lease is a non-cancelable operating lease. Total rental payments to those entities under these lease arrangements will be $2.6 million in fiscal 2023. The leases for our operating facilities in Madison, IN and Shreveport, LA were renewed in October 2022 in connection with the acquisition of SuperATV and will expire on October 31, 2027.
We signed a warehouse storage and services agreement with a counterparty that is majority-owned by a family member of Lindsay Hunt. The agreement provides for indoor storage space and material handling services at agreed upon rates. Total payments under the arrangement are expected to be $0.2 million in fiscal 2023. The agreement was signed in October 2020 and expires in October 2023.
We are a partner in a joint venture with one of our suppliers and own a minority interest in two other suppliers. Two of these investments are accounted for under the equity method and one is accounted for under the cost method.
14.    Fair Value Disclosures
The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. The carrying value of borrowings under our credit facility approximates fair value because these borrowings bear interest at rates indexed to a market rate (Term SOFR).

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
Overview
We are one of the leading suppliers of replacement and upgrade parts in the motor vehicle aftermarket industry, serving passenger cars, light-, medium-, and heavy-duty trucks, as well as specialty vehicles, including utility terrain vehicles (UTVs) and all-terrain vehicles (ATVs). As of December 31, 2022, we marketed approximately 129,000 distinct parts, many of which we designed and engineered. This number excludes private label stock-keeping units and other variations in how we market, package and distribute our products, includes distinct parts of acquired companies and reflects distinct parts that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We are one of the leading aftermarket suppliers of parts that were traditionally available to consumers only from original equipment, or OE, manufacturers or salvage yards. These parts include, among other parts, leaf springs, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers, UTV windshields, and complex electronics modules.
We generate most of our net sales from customers in North America, primarily in the United States. Our products are sold primarily through: aftermarket retailers, including through their online platforms; dealers; national, regional and local warehouse distributors and specialty markets; and salvage yards. In addition, we sell specialty vehicle products through dealers and our online platform. We also distribute products outside the United States, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East and Australia.
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
In the six months ended July 1, 2023, we introduced 1,841 new distinct parts to our customers and end-users, including 621 “New-to-the-Aftermarket” parts. We introduced 4,443 new distinct parts to our customers and end-users in the fiscal year ended December 31, 2022, including 1,565 “New-to-the-Aftermarket” parts.
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
Industry Factors
The Company’s financial results are also impacted by various industry factors, including, but not limited to the number, age and condition of vehicles in operation at any one time, and the miles driven by those vehicles.
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
Brand Protection
We operate in a highly competitive market. As a result, we are continuously evaluating our approach to brand, pricing and terms to our different customers and channels. For example, we maintain brand protection policies, which are designed to ensure that certain of our branded products are not advertised below certain approved pricing levels. In addition, we may pursue legal remedies when we see third parties violating our intellectual property rights, including those that violate our patents, wrongfully represent our products as their own or use our product images for their own marketing efforts.
Discounts, Allowances and Incentives
We offer a variety of customer discounts, rebates, defective and slow-moving product returns and other incentives. We may offer cash discounts for paying invoices in accordance with the specified discount terms of the invoice. In addition, we may offer pricing discounts based on volume purchased from us or other pricing discounts related to programs under a customer’s agreement. These incentives can be in the form of “off-invoice” discounts and are immediately deducted from sales at the time of sale. For those customers that choose to receive their incentives on a quarterly or annual basis instead of “off-invoice,” we provide rebates and accrue for such payments as the related sales are made and reduce sales accordingly. Finally, rebates and discounts are provided to customers to support promotional activities such as advertising and sales force allowances.
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
Foreign Currency
Many of our products and related raw materials and components are purchased from suppliers in the United States and a variety of non-U.S. countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. dollar and various foreign currencies between the time of execution of the purchase order and payment for the product.
To the extent that the U.S. dollar changes in value relative to those foreign currencies in the future, the prices charged by our suppliers for goods under new purchase orders may change in equivalent U.S. dollars. The largest portion of our overseas purchases comes from China. The Chinese yuan to U.S. dollar exchange rate has fluctuated over the past several years. Any future changes in the value of the Chinese yuan relative to the U.S. dollar may result in a change in the cost of goods that we purchase from China. However, the cost of the goods we procure is also affected by other factors including raw material availability, labor cost, and transportation costs.
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
Impact of Labor Market and Inflationary Costs
We have experienced broad-based inflationary impacts during the six months ended July 1, 2023 as well as during the year ended December 31, 2022, due primarily to global transportation and logistics constraints, which have resulted in significantly higher transportation costs; tariffs; material costs; and wage inflation from an increasingly competitive labor market. Increased freight, higher labor costs and material inflation costs may continue to negatively impact our results throughout the remainder of fiscal 2023, despite recent signs of global supply chain constraints easing and declining ocean freight and commodity costs. We attempt to offset inflationary pressures with cost-saving initiatives, price increases to customers and the use of alternative suppliers. Although we have implemented pass-through price increases to offset inflationary cost impacts, the price increases have often been implemented after we have experienced higher costs resulting in a lag effect to the full recovery of these costs. Furthermore, pricing increases that we implemented to pass through the increased costs had no added profit dollars and consequently did not fully offset the impact that the increased costs had on our gross and operating margin percentages. There can be no assurance that we will be successful in implementing pricing increases in the future to recover increased inflationary costs.
Impact of Interest Rates
Our business is subject to interest rate risk under the terms of our customer accounts receivable sales programs, as a change in the Term Secured Overnight Financing Rate (“Term SOFR”) or

alternative discount rate affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our credit facility bear interest at variable rates tied to Term SOFR or the applicable base rate. Under the terms of the credit facility, a change in interest rates affects the rate at which we can borrow funds thereunder and also impacts the interest cost on existing borrowings. During the six months ended July 1, 2023 as well as the year ended December 31, 2022, we saw significant increases in Term SOFR and other reference rates, which impacted our results as discussed in Results of Operations that follows. We expect interest rates may continue to increase in the foreseeable future, increasing the costs associated with our accounts receivable sales programs and outstanding borrowings.
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
Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations:

	Three Months Ended*				Six Months Ended*
(in thousands, except percentage data)	July 1, 2023		June 25, 2022		July 1, 2023		June 25, 2022
Net sales	$480,568	100.0%	$417,419	100.0%	$947,306	100.0%	$818,998	100.0%
Cost of goods sold	317,062	66.0%	275,894	66.1%	639,323	67.5%	544,233	66.5%
Gross profit	163,506	34.0%	141,525	33.9%	307,983	32.5%	274,765	33.5%
Selling, general and administrative expenses	108,308	22.5%	92,058	22.1%	234,671	24.8%	178,586	21.8%
Income from operations	55,198	11.5%	49,467	11.9%	73,312	7.7%	96,179	11.7%
Interest expense, net	12,565	2.6%	1,565	0.4%	24,518	2.6%	2,796	0.3%
Other income, net	(396)	-0.1%	(111)	0.0%	(753)	-0.1%	(195)	0.0%
Income before income taxes	43,029	9.0%	48,013	11.5%	49,547	5.2%	93,578	11.4%
Provision for income taxes	10,259	2.1%	10,108	2.4%	11,094	1.2%	20,466	2.5%
Net income	$32,770	6.8%	$37,905	9.1%	$38,453	4.1%	$73,112	8.9%
*Percentage of sales information may not add due to rounding

Three Months Ended July 1, 2023 Compared to Three Months Ended June 25, 2022
Net sales increased 15% to $480.6 million for the three months ended July 1, 2023 from $417.4 million for the three months ended June 25, 2022. The increase in net sales was primarily driven by the addition of SuperATV, along with price increases to offset inflation and the introduction of new products to the market. Net sales growth for the three months ended July 1, 2023 excluding SuperATV was 1%.
Gross profit margin was 34.0% of net sales for the three months ended July 1, 2023 compared to 33.9% of net sales for the three months ended June 25, 2022. The slight increase in gross margin as a percentage of net sales is primarily due to the addition of SuperATV, which has a higher gross margin percentage than the Company average, partially offset by higher costs in the three months ended July 1, 2023 from fair value adjustments to inventory recorded in connection with the SuperATV acquisition.
Selling, general and administrative expenses (“SG&A”) were $108.3 million, or 22.5% of net sales, for the three months ended July 1, 2023 compared to $92.1 million, or 22.1% of net sales, for the three months ended June 25, 2022. The increase in SG&A as a percentage of net sales was primarily due to the impact of higher interest rates on our customer accounts receivable factoring programs and the addition of SuperATV, which has higher SG&A expenses as a percentage of net sales than the Company average, partially offset by a decrease in the three months ended July 1, 2023 in the fair value estimate of a contingent consideration obligation for a potential earnout payment on a previous acquisition.
Our effective tax rate was 23.8% for the three months ended July 1, 2023 compared to 21.1% for the three months ended June 25, 2022. The increase in the effective tax rate was due to an increase in state tax expense and the effect of foreign operations.
Six Months Ended July 1, 2023 Compared to Six Months Ended June 25, 2022
Net sales increased 16% to $947.3 million for the six months ended July 1, 2023 from $819.0 million for the six months ended June 25, 2022. The increase in net sales reflected the addition of SuperATV in October 2022, the introduction of new products to the market, and price increases to offset inflation. Net sales growth for the six months ended July 1, 2023 excluding SuperATV was 2%.
Gross profit margin was 32.5% of net sales for the six months ended July 1, 2023 compared to 33.5% of net sales for the six months ended June 25, 2022. The decline in gross margin as a percentage of net sales was primarily due to the sell-through of high-cost inventory purchased in 2022 that was impacted by inflationary costs, partially offset by the favorable impacts of pricing actions and the addition of SuperATV, which has a higher gross margin percentage than the Company average.
SG&A expenses were $234.7 million , or 24.8% of net sales, for the six months ended July 1, 2023 compared to $178.6 million, or 21.8% of net sales, for the six months ended June 25, 2022. The increase in SG&A as a percentage of net sales was primarily due to the impact of higher interest rates on our customer accounts receivable factoring programs and the addition of SuperATV, which has higher SG&A expenses as a percentage of net sales than the Company average. The increase was also impacted by higher amortization of intangible assets, and a charge recorded related to a customer bankruptcy filing, partially offset by a decrease in the six months ended July 1, 2023 in the fair value estimate of a contingent consideration obligation for a potential earnout payment on a previous acquisition.
Our effective tax rate was 22.4% for the six months ended July 1, 2023 compared to 21.9% for the six months ended June 25, 2022. The increase in the effective tax rate was due to an increase in state tax expense and the effect of foreign operations.

Liquidity and Capital Resources
Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by certain customers. Cash and cash equivalents were $35.7 million at July 1, 2023 and $46.0 million at December 31, 2022. Working capital was $618.4 million at July 1, 2023 compared to $590.8 million at December 31, 2022. Shareholders’ equity was $1,086.1 million at July 1, 2023 and $1,042.6 million at December 31, 2022.
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
During the six months ended July 1, 2023 and June 25, 2022, we sold $479.7 million and $538.1 million of accounts receivable, respectively, under these programs. If receivables had not been sold over the previous twelve months, approximately $806.3 million and $722.3 million of additional accounts receivable would have been outstanding at July 1, 2023 and December 31, 2022, respectively, based on our standard payment terms. We had capacity to sell more accounts receivable under these programs if the needs of the business warranted. Further extensions of customer payment terms would result in additional uses of cash or increased costs associated with the sales of accounts receivable.
During the six months ended July 1, 2023 and June 25, 2022, factoring costs associated with these accounts receivable sales programs were $25.4 million and $13.2 million, respectively. The increase in factoring costs year over year was driven by higher Term SOFR and other reference rates.
Credit Agreement
The Company has a credit agreement that provides a $600.0 million revolving credit facility and includes a $500.0 million term loan with quarterly amortization payment requirements. The credit agreement matures on October 4, 2027. As of July 1, 2023, there was $166.6 million in outstanding borrowings under the revolving credit facility, and $490.6 million in outstanding borrowings under the term loan. Also on that date, we had three outstanding letters of credit for $1.3 million in aggregate.

Net of outstanding borrowings and letters of credit, we had $432.1 million available under the credit facility at July 1, 2023.
Our credit agreement contains affirmative and negative covenants. As of July 1, 2023, we were not in default with respect to our credit agreement.
Refer to Note 7, “Long-Term Debt” to the Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for additional information.
Cash Flows
The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
(in thousands)	July 1, 2023	June 25, 2022
Cash provided by operating activities	$92,886	$37,386
Cash used in investing activities	(23,202)	(15,505)
Cash used in financing activities	(80,091)	(28,687)
Effect of foreign exchange on cash and cash equivalents	39	(10)
Net decrease in cash and cash equivalents	$(10,368)	$(6,816)
For the six months ended July 1, 2023, cash provided by operating activities increased $55.5 million over the prior year period, driven by higher cash inflows for working capital, partially offset by lower income.
Investing activities used cash of $23.2 million and $15.5 million during the six months ended July 1, 2023 and June 25, 2022, respectively. The increase in cash used in investing activities during the six months ended July 1, 2023 over the prior year period is primarily due to higher additions for property, plant and equipment from the inclusion of SuperATV in the current year period following its acquisition in October 2022.
Financing activities during the six months ended July 1, 2023 included the repayment of $72.8 million of outstanding borrowings under our revolving credit facility, and $6.3 million of our term loan balance under our credit agreement. During the six months ended June 25, 2022, we repaid $10.0 million of outstanding borrowing under our revolving credit facility and paid $16.1 million to repurchase 166,050 shares of common stock under our share repurchase plan. The remaining uses of cash from financing activities in each period resulted primarily from the repurchase of our common stock from our 401(k) Plan and income tax withholding in connection with the vesting of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”).
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
Under the terms of our customer-sponsored programs to sell accounts receivable, a change in the reference rate would affect the amount of financing costs we incur, and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in Term SOFR or the discount rates on the accounts receivable sales programs would have increased our factoring costs and reduced the amount of cash we would have received by approximately $1.9 million and $2.0 for the three months ended July 1, 2023 and June 25, 2022, respectively, and $4.0 million and $4.1 million for the six months ended July 1, 2023 and June 25, 2022, respectively.
Under the terms of our credit agreement, a change in the reference rate or the lender’s base rate would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the reference rate or base rate would have increased our interest expense on our variable rate debt under our credit agreement by approximately $1.8 million and $0.6 million for the three months ended July 1, 2023 and June 25, 2022, respectively, and $3.6 million and $1.2 million for the six months ended July 1, 2023 and June 25, 2022, respectively.
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
On October 4, 2022, we completed our acquisition of Super ATV, LLC ("SuperATV"). We are in the process of evaluating the existing controls and procedures of SuperATV and integrating SuperATV into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for a period of one year following the date on which the acquisition is completed, we have excluded SuperATV from our assessment of the effectiveness of internal control over financial reporting as of July 1, 2023. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
Changes in Internal Control Over Financial Reporting
Except for the acquisition of SuperATV noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the three months ended July 1, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended July 1, 2023, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
April 2, 2023 through April 29, 2023 (1)	2,348	$84.19	—	$227,989,218
April 30, 2023 through May 27, 2023 (2)	1,421	$87.19	—	$227,989,218
May 28, 2023 through July 1, 2023 (3)	1,493	$80.06	—	$227,989,218
Total	5,262		—	$227,989,218
(1)Includes 306 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock awards (“RSAs”) during the period. The RSAs were granted to participants in prior periods pursuant to our 2008 Stock Option and Stock Incentive Plan (the “2008 Plan”). Also includes 2,042 shares purchased from the 401(k) Plan.
(2)Includes 241 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of RSAs during the period. The RSAs were granted to participants in prior periods pursuant to the 2008 Plan and our 2018 Stock Option and Stock Incentive Plan. Also includes 1,180 shares purchased from the 401(k) Plan.
(3)Includes 1,493 shares purchased from the 401(k) Plan.
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
The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended July 1, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended July 1, 2023, formatted in Inline XBRL (included as Exhibit 101).
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dorman Products, Inc.
August 1, 2023

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)
August 1, 2023

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)