Form 10-Q
period 2023-09-30
Dorman Products, Inc.
filed 2023-10-31
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 26, 2023, the registrant had 31,488,115 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2023

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales	$488,186	$413,470	$1,435,492	$1,232,468
Cost of goods sold	304,968	281,559	944,291	825,792
Gross profit	183,218	131,911	491,201	406,676
Selling, general and administrative expenses	119,010	89,814	353,681	268,400
Income from operations	64,208	42,097	137,520	138,276
Interest expense, net	12,215	2,344	36,733	5,140
Other (income) expense, net	(605)	65	(1,358)	(130)
Income before income taxes	52,598	39,688	102,145	133,266
Provision for income taxes	12,076	9,087	23,170	29,553
Net income	$40,522	$30,601	$78,975	$103,713
Other comprehensive income:
Change in foreign currency translation adjustment	$(1,214)	$(2,112)	$(529)	$(2,415)
Comprehensive Income	$39,308	$28,489	$78,446	$101,298

Earnings per share:
Basic	$1.29	$0.97	$2.51	$3.30
Diluted	$1.28	$0.97	$2.50	$3.29
Weighted average shares outstanding:
Basic	31,483	31,411	31,462	31,444
Diluted	31,555	31,545	31,540	31,561
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$31,953	$46,034
Accounts receivable, less allowance for doubtful accounts of $1,715 and $1,363	484,447	427,385
Inventories	625,593	755,901
Prepaids and other current assets	53,363	39,800
Total current assets	1,195,356	1,269,120
Property, plant and equipment, net	157,737	148,477
Operating lease right-of-use assets	107,645	109,977
Goodwill	443,220	443,035
Intangible assets, net	306,802	322,409
Other assets	49,594	48,768
Total assets	$2,260,354	$2,341,786
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$158,418	$179,819
Accrued compensation	15,844	19,490
Accrued customer rebates and returns	192,014	192,116
Revolving credit facility	119,660	239,363
Current portion of long-term debt	12,500	12,500
Other accrued liabilities	34,612	35,007
Total current liabilities	533,048	678,295
Long-term debt	473,389	482,464
Long-term operating lease liabilities	95,200	98,221
Other long-term liabilities	15,484	28,349
Deferred tax liabilities, net	15,140	11,826
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,487,494 and 31,430,632 shares issued and outstanding in 2023 and 2022, respectively	315	314
Additional paid-in capital	97,342	88,750
Retained earnings	1,034,268	956,870
Accumulated other comprehensive loss	(3,832)	(3,303)
Total shareholders’ equity	1,128,093	1,042,631
Total liabilities and shareholders' equity	$2,260,354	$2,341,786
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at July 1, 2023	31,488,164	$315	$94,452	$993,923	$(2,618)	$1,086,072
Exercise of stock options	460	—	37	—	—	37
Compensation expense under Incentive Stock Plan	—	—	2,901	—	—	2,901
Purchase and cancellation of common stock	(2,010)	—	(3)	(177)	—	(180)
Issuance of non-vested stock, net of cancellations	1,419	—	—	—	—	—
Other stock-related activity, net of tax	(539)	—	(45)	—	—	(45)
Change in foreign currency translation adjustment	—	—	—	—	(1,214)	(1,214)
Net income	—	—	—	40,522	—	40,522
Balance at September 30, 2023	31,487,494	$315	$97,342	$1,034,268	$(3,832)	$1,128,093

	Three Months Ended September 24, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at June 25, 2022	31,425,224	$314	$82,192	$910,194	$(1,743)	$990,957
Exercise of stock options	169	—	14	—	—	14
Compensation expense under Incentive Stock Plan	—	—	2,472	—	—	2,472
Purchase and cancellation of common stock	(14,700)	—	(26)	(1,496)	—	(1,522)
Issuance of non-vested stock, net of cancellations	9,626	—	812	—	—	812
Other stock-related activity, net of tax	(927)	—	(90)	(91)	—	(181)
Change in foreign currency translation adjustment	—	—	—	—	(2,112)	(2,112)
Net income	—	—	—	30,601	—	30,601
Balance at September 24, 2022	31,419,392	$314	$85,374	$939,208	$(3,855)	$1,021,041

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2022	31,430,632	$314	$88,750	$956,870	$(3,303)	$1,042,631
Exercise of stock options	17,489	—	1,167	—	—	1,167
Compensation expense under Incentive Stock Plan	—	—	8,336	—	—	8,336
Purchase and cancellation of common stock	(11,850)	—	(21)	(987)	—	(1,008)
Issuance of non-vested stock, net of cancellations	76,747	1	1,003	—	—	1,004
Other stock-related activity, net of tax	(25,524)	—	(1,893)	(590)	—	(2,483)
Change in foreign currency translation adjustment	—	—	—	—	(529)	(529)
Net income	—	—	—	78,975	—	78,975
Balance at September 30, 2023	31,487,494	$315	$97,342	$1,034,268	$(3,832)	$1,128,093

	Nine Months Ended September 24, 2022
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 25, 2021	31,607,509	$316	$77,451	$856,409	$(1,440)	$932,736
Exercise of stock options	17,455	—	971	—	—	971
Compensation expense under Incentive Stock Plan	—	—	6,742	—	—	6,742
Purchase and cancellation of common stock	(201,135)	(2)	(362)	(19,353)	—	(19,717)
Issuance of non-vested stock, net of cancellations	13,847	—	1,189	—	—	1,189
Other stock-related activity, net of tax	(18,284)	—	(617)	(1,561)	—	(2,178)
Change in foreign currency translation adjustment	—	—	—	—	(2,415)	(2,415)
Net income	—	—	—	103,713	—	103,713
Balance at September 24, 2022	31,419,392	$314	$85,374	$939,208	$(3,855)	$1,021,041
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in thousands)	September 30, 2023	September 24, 2022
Cash Flows from Operating Activities:
Net income	$78,975	$103,713
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	40,786	31,131
Fair value adjustment to contingent consideration	(13,400)	—
Provision for doubtful accounts	2,721	80
Provision (benefit) for deferred income taxes	3,319	(546)
Provision for stock-based compensation	8,407	6,742
Changes in assets and liabilities:
Accounts receivable	(59,786)	39,325
Inventories	130,156	(146,278)
Prepaids and other current assets	(6,597)	(7,228)
Other assets	(3,981)	157
Accounts payable	(21,615)	17,887
Accrued customer rebates and returns	(101)	11,712
Accrued compensation and other liabilities	(9,774)	(27,351)
Cash provided by operating activities	149,110	29,344
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	67	595
Property, plant and equipment additions	(32,936)	(23,780)
Cash used in investing activities	(32,869)	(23,185)
Cash Flows from Financing Activities:
Payments of revolving credit line	(119,700)	(10,000)
Payments of long-term debt	(9,375)	—
Proceeds from exercise of stock options	1,167	971
Purchase and cancellation of common stock	(1,008)	(19,717)
Other stock-related activity	(1,389)	(664)
Cash used in financing activities	(130,305)	(29,410)
Effect of exchange rate changes on Cash and Cash Equivalents	(17)	(96)
Net Decrease in Cash and Cash Equivalents	(14,081)	(23,347)
Cash and Cash Equivalents, Beginning of Period	46,034	58,782
Cash and Cash Equivalents, End of Period	$31,953	$35,435
Supplemental Cash Flow Information
Cash paid for interest expense	$38,613	$4,366
Cash paid for income taxes	$27,242	$49,670
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 24, 2022
(UNAUDITED)
1.    Basis of Presentation
As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM.”
The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023 or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers and the introduction of new products and product lines to customers. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
2.    Acquisitions
On October 4, 2022 (the “Closing Date”), Dorman acquired 100% of the issued and outstanding equity interests of Super ATV, LLC ("SuperATV") (the “Transaction”), for aggregate consideration of $509.8 million (net of $6.8 million cash acquired), plus a potential earn-out payment to the sellers of SuperATV not to exceed $100 million in the aggregate, which remains subject to the achievement by SuperATV of certain revenue and gross margin targets in the years ending December 31, 2023 and December 31, 2024. In the nine months ended September 30, 2023, we received $0.3 million in cash as proceeds from the closing net working capital adjustments. SuperATV is a leading independent supplier to the powersports aftermarket with a family of highly respected brands spanning functional accessories and upgrades, as well as replacement parts for specialty vehicles.
The Transaction was accounted for as a business combination under the acquisition method of accounting. We have allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. Our purchase price allocation for SuperATV assets acquired and liabilities assumed was complete as of September 30, 2023.

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

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Sales of accounts receivable	$233,513	$239,926	$713,190	$778,051
Factoring costs	12,255	9,828	37,674	22,989
4.    Inventories
Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$30,570	$34,267
Bulk product	193,470	234,871
Finished product	393,271	478,032
Packaging materials	8,282	8,731
Total	$625,593	$755,901

5.    Goodwill and Intangible Assets
Goodwill
Goodwill included the following:

(in thousands)
Balance at December 31, 2022	$443,035
Measurement period adjustments for SuperATV acquisition	233
Foreign currency translation	(48)
Balance at September 30, 2023	$443,220
Intangible Assets
Intangible assets included the following:

	September 30, 2023			December 31, 2022
Intangible assets subject to amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Customer relationships	$175,430	$29,388	$146,042	$175,430	$21,643	$153,787
Trade names	67,690	9,591	58,099	67,690	6,370	61,320
Product portfolio	107,800	8,012	99,788	107,800	2,953	104,847
Technology	2,167	1,006	1,161	2,167	820	1,347
Patents and other	2,230	518	1,712	1,430	322	1,108
Total	$355,317	$48,515	$306,802	$354,517	$32,108	$322,409
Amortization expense was $5.5 million and $3.0 million during the three months ended September 30, 2023 and September 24, 2022, respectively, and $16.5 million and $9.1 million during the nine months ended September 30, 2023 and September 24, 2022, respectively.
6.    Debt
As of September 30, 2023 and December 31, 2022, the weighted average interest rate on the outstanding borrowings under our credit facility was 6.92% and 5.78%, respectively.
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
As of September 30, 2023 and December 31, 2022, we accrued $7.0 million and $20.0 million, respectively, representing the fair value of the estimated payments that we expect could become due in connection with the transactions. For the nine months ended September 30, 2023, we recorded a net decrease of $13.0 million to the contingent consideration liability, comprising a $13.4 million decrease in fair value based on the modeling of a range of performance outcomes relative to the achievement of targets established in the purchase agreement, partially offset by $0.4 million of accretion on the liability resulting from the passage of time. The net benefit was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The contingent consideration liability is measured each reporting period and recorded at fair value. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant observable market activity and significant management judgment. The approach to valuing the contingent consideration uses unobservable factors such as projected revenues and cost of goods sold over the term of the earnout period, discounted for the period over which the contingent consideration is measured, and volatility rates. Based upon these assumptions, the contingent consideration is then valued using a Monte Carlo simulation. An increase in future revenue and gross profit may result in a higher estimated fair value while a decrease in future revenue and gross profit may result in a lower estimated fair value of the contingent consideration liability.
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
8.    Revenue Recognition
The following tables present our disaggregated revenue by type of major good / product line and geography.

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Powertrain	$193,493	$153,773	$546,212	$462,556
Chassis	181,723	174,707	559,509	513,301
Motor Vehicle body	97,843	72,717	283,468	215,764
Hardware	15,127	12,273	46,303	40,847
Total	$488,186	$413,470	$1,435,492	$1,232,468

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Net sales to U.S. customers	$448,360	$380,842	$1,317,353	$1,138,683
Net sales to non-U.S. customers	39,826	32,628	118,139	93,785
Total	$488,186	$413,470	$1,435,492	$1,232,468
9.    Stock-Based Compensation
Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)
We issue RSAs and RSUs to participants in our equity plans in the form of time-based RSAs and RSUs and performance-based RSAs and RSUs.
Compensation cost related to RSA and RSU grants was $2.4 million and $1.8 million for the three months ended September 30, 2023 and September 24, 2022, respectively, and $6.7 million and $5.1 million for the nine months ended September 30, 2023 and September 24, 2022, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes our RSA and RSU activity for the nine months ended September 30, 2023:

	Shares	Weighted Average Fair Value
Balance at December 31, 2022	238,922	$92.07
Granted	109,688	$96.01
Vested	(70,550)	$80.24
Canceled	(17,692)	$83.49
Balance at September 30, 2023	260,368	$97.51
For the nine months ended September 30, 2023, we granted 29,399 performance-based RSUs with a grant date fair value of $113.15 per share. For the nine months ended September 24, 2022, we granted 23,995 performance-based RSUs with a grant date fair value of $111.31 per share.
As of September 30, 2023, there was $16.0 million of unrecognized compensation cost related to unvested RSA and RSU grants that is expected to be recognized over a weighted average period of 2.2 years.
Stock Options
We grant stock options to participants in our equity plans. Compensation cost related to stock option grants was $0.5 million and $0.5 million for the three months ended September 30, 2023 and September 24, 2022, respectively, and $1.5 million and $1.3 million for the nine months ended September 30, 2023 and September 24, 2022, respectively, and was included as selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes our stock option activity for the nine months ended September 30, 2023:

	Shares	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	268,119	$84.03
Granted	79,404	$91.13
Canceled	(6,510)	$93.48
Exercised	(24,297)	$72.33
Balance at September 30, 2023	316,716	$86.51	5.6	$982
Exercisable at September 30, 2023	136,117	$80.50	4.6	$704
As of September 30, 2023, there was $4.6 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 2.8 years.
Employee Stock Purchase Plan ("ESPP")
During the nine months ended September 30, 2023, we issued 14,975 shares under the ESPP. During the three and nine months ended September 24, 2022, we issued 8,712 shares and 13,327 shares, respectively, under the ESPP.

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
For the three months ended September 30, 2023 and September 24, 2022, there were approximately 294,000 shares and 31,000 shares, respectively, and for the nine months ended September 30, 2023 and September 24, 2022 there were approximately 295,000 shares and 32,000 shares, respectively, that were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.
The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022

Net income	$40,522	$30,601	$78,975	$103,713
Denominator:
Weighted average basic shares outstanding	31,483	31,411	31,462	31,444
Effect of stock-based compensation awards	71	134	78	117
Weighted average diluted shares outstanding	31,555	31,545	31,540	31,561
Earnings Per Share:
Basic	$1.29	$0.97	$2.51	$3.30
Diluted	$1.28	$0.97	$2.50	$3.29
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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Shares repurchased and canceled	2,010	—	11,850	20,385
Total cost of shares repurchased and canceled (in thousands)	$181	$—	$1,009	$2,140
Average price per share	$89.99	$—	$85.11	$104.99
Separately, our Board of Directors has authorized the repurchase of up to $600 million of our common stock through December 31, 2024 under a previously announced share repurchase program and subsequent authorizations. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. At September 30, 2023, $228.0 million was available for repurchase under this share repurchase program.
The following table summarizes the repurchase and cancellation of common stock under the share repurchase program:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Shares repurchased and canceled	—	14,700	—	180,750
Total cost of shares repurchased and canceled (in thousands)	$—	$1,523	$—	$17,577
Average price per share	$—	$103.57	$—	$97.24
12.    Income Taxes
At September 30, 2023, we had $3.2 million of net unrecognized tax benefits, all of which would lower our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2023, accrued interest and penalties related to uncertain tax positions were not material.
We file income tax returns in the United States, Canada, China, India, and Mexico. The statute of limitations for tax years before 2019 is closed for U.S. federal income tax purposes. The statute of limitations for tax years before 2017 is closed for the states in which we filed. The statute of limitations for tax years before 2020 is closed for income tax purposes in Canada and China. The statute of limitations for tax years before 2019 is closed for income tax purposes in India. The statute of limitations for tax years before 2018 is closed for income tax purposes in Mexico.
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
We signed a warehouse storage and services agreement with a counterparty that is majority-owned by a family member of Lindsay Hunt. The agreement provides for indoor storage space and material handling services at agreed-upon rates. Total payments under the arrangement are expected to be $0.2 million in fiscal 2023. The agreement was signed in October 2020 and expired in October 2023, but was extended on a month-to-month basis.
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
New Product Development
New product development is an important success factor for us and has been a source of growth for us. We have made incremental investments to increase our new product development efforts to grow our business and strengthen our relationships with our customers. The investments primarily have been in the form of increased product development resources, increased customer and end-user awareness programs, and customer service improvements. These investments historically have enabled us to provide an expanding array of new product offerings and grow revenues at levels that generally have exceeded market growth rates.
In the nine months ended September 30, 2023, we introduced 2,820 new distinct parts to our customers and end-users, including 1,063 “New-to-the-Aftermarket” parts. We introduced 4,443 new distinct parts to our customers and end-users in the fiscal year ended December 31, 2022, including 1,565 “New-to-the-Aftermarket” parts.
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
Vehicles in Operation
The Company’s products are primarily purchased and installed on a subsegment of the passenger and light-duty vehicles in operation in the United States (“VIO”), specifically weighted towards vehicles aged 8 to 13 years old. Each year, the United States seasonally adjusted annual rate (“US SAAR”) of new vehicles purchased adds a new year to the VIO. According to data from the Auto Care Association (“Auto Care”), the US SAAR experienced a decline from 2008 to 2011 as consumers purchased fewer new vehicles as a result of the Great Recession of 2008. We believe that the declining US SAAR during that period resulted in a follow-on decline in our primary VIO subsegment (8 to 13-year-old vehicles) commencing in 2016. However, following 2011 and the impact of the Great Recession of 2008, U.S. consumers began to increase their purchases of new vehicles which over time caused the US SAAR to recover and return to more historical levels. Consequently, we expect the VIO for vehicles aged 8 to 13 years old to continue to recover.
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

Miles Driven
The number of miles driven is another important statistic that impacts our business. Generally, as vehicles are driven more miles, the more likely it is that parts will fail and there will be increased demand for replacement parts, including our parts. According to the U.S. Department of Transportation, the number of miles driven through October 2022 increased 1.5% year over year. We expect this increase in miles driven may continue, given that certain employers have begun to lift work-from-home policies implemented during the pandemic and, consequently, consumers may return to commuting to work on a more regular basis. However, global gasoline prices have remained high, which may negatively impact miles driven as consumers reduce travel or seek alternative methods of transportation.
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
Impact of Labor Market and Inflationary Costs
We have experienced broad-based inflationary impacts during the nine months ended September 30, 2023 as well as during the year ended December 31, 2022, due primarily to global transportation and logistics constraints, which have resulted in significantly higher transportation costs; tariffs; material costs; and wage inflation from an increasingly competitive labor market. Higher labor costs and material inflation costs may continue to negatively impact our results throughout the remainder of fiscal 2023, despite signs of global supply chain constraints easing. We attempt to offset inflationary pressures with cost-saving initiatives, price increases to customers and the use of alternative suppliers. There can be no assurance that we will be successful in implementing pricing increases in the future to recover increased inflationary costs.
Impact of Interest Rates
Our business is subject to interest rate risk under the terms of our customer accounts receivable sales programs, as a change in the Term Secured Overnight Financing Rate (“Term SOFR”) or alternative discount rate affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our credit facility bear interest at variable rates tied to Term SOFR or the applicable base rate. Under the terms of the credit facility, a change in interest rates affects the rate at which we can borrow funds thereunder and also impacts the interest cost on existing borrowings. During the nine months ended September 30, 2023 and the year ended December 31, 2022, we saw significant increases in Term SOFR and other reference rates, which impacted our results as discussed in Results of Operations that follows. Interest rates may increase in the future or may be held steady for prolonged periods, resulting in increased costs associated with our accounts receivable sales programs and outstanding borrowings.
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
In January 2020, the USTR granted temporary tariff relief for certain categories of products being imported from China. The tariff relief granted by the USTR expired on most categories of products being imported from China at the end of 2020. However, in March 2022, the USTR reinstated tariff relief for certain categories of products imported from China. The reinstated tariff relief applies retroactively to October 12, 2021 and is scheduled to expire on December 31, 2023. The reinstated tariff relief applies to a limited number of our products and is not expected to materially impact our operating results.
Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations:

	Three Months Ended*				Nine Months Ended*
(in thousands, except percentage data)	September 30, 2023		September 24, 2022		September 30, 2023		September 24, 2022
Net sales	$488,186	100.0%	$413,470	100.0%	$1,435,492	100.0%	$1,232,468	100.0%
Cost of goods sold	304,968	62.5%	281,559	68.1%	944,291	65.8%	825,792	67.0%
Gross profit	183,218	37.5%	131,911	31.9%	491,201	34.2%	406,676	33.0%
Selling, general and administrative expenses	119,010	24.4%	89,814	21.7%	353,681	24.6%	268,400	21.8%
Income from operations	64,208	13.2%	42,097	10.2%	137,520	9.6%	138,276	11.2%
Interest expense, net	12,215	2.5%	2,344	0.6%	36,733	2.6%	5,140	0.4%
Other (income) expense, net	(605)	-0.1%	65	0.0%	(1,358)	-0.1%	(130)	-0.0%
Income before income taxes	52,598	10.8%	39,688	9.6%	102,145	7.1%	133,266	10.8%
Provision for income taxes	12,076	2.5%	9,087	2.2%	23,170	1.6%	29,553	2.4%
Net income	$40,522	8.3%	$30,601	7.4%	$78,975	5.5%	$103,713	8.4%
*Percentage of sales information may not add due to rounding
Three Months Ended September 30, 2023 Compared to Three Months Ended September 24, 2022
Net sales increased 18% to $488.2 million for the three months ended September 30, 2023 from $413.5 million for the three months ended September 24, 2022. Net sales growth was primarily driven by the addition of SuperATV, price increases to offset inflation and the introduction of new products to the market. Net sales growth for the three months ended September 30, 2023 excluding SuperATV was 6%.

Gross profit margin was 37.5% of net sales for the three months ended September 30, 2023 compared to 31.9% of net sales for the three months ended September 24, 2022. The increase in gross margin as a percentage of net sales was primarily due to sales of lower-cost inventory, price increases and the addition of SuperATV, which has a higher gross margin percentage than the Company average.
Selling, general and administrative expenses (“SG&A”) were $119.0 million, or 24.4% of net sales, for the three months ended September 30, 2023 compared to $89.8 million, or 21.7% of net sales, for the three months ended September 24, 2022. The increase in SG&A as a percentage of net sales was primarily due to the addition of SuperATV, which has higher SG&A expenses as a percentage of net sales than the Company average, an increase in variable compensation expense and the impact of higher interest rates on our customer accounts receivable factoring programs.
Our effective tax rate was 23.0% for the three months ended September 30, 2023 compared to 22.9% for the three months ended September 24, 2022. The effective tax rate was flat, with an increase from state tax expense and the effect of foreign operations offset by discrete benefits.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 24, 2022
Net sales increased 16% to $1,435.5 million for the nine months ended September 30, 2023 from $1,232.5 million for the nine months ended September 24, 2022. The increase in net sales reflected the addition of SuperATV in October 2022, the introduction of new products to the market, and price increases to offset inflation. Net sales growth for the nine months ended September 30, 2023 excluding SuperATV was 4%.
Gross profit margin was 34.2% of net sales for the nine months ended September 30, 2023 compared to 33.0% of net sales for the nine months ended September 24, 2022. The increase in gross margin as a percentage of net sales was primarily due to the addition of SuperATV, which has a higher gross margin percentage than the Company average, partially offset by the sell-through of high-cost inventory purchased in 2022 that was impacted by inflationary costs.
SG&A expenses were $353.7 million, or 24.6% of net sales, for the nine months ended September 30, 2023 compared to $268.4 million, or 21.8% of net sales, for the nine months ended September 24, 2022. The increase in SG&A as a percentage of net sales was primarily due to the impact of higher interest rates on our customer accounts receivable factoring programs and the addition of SuperATV, which has higher SG&A expenses as a percentage of net sales than the Company average. The increase was also impacted by higher amortization of intangible assets, and a charge recorded related to a customer bankruptcy filing, partially offset by a decrease in the nine months ended September 30, 2023 in the fair value estimate of a contingent consideration obligation for a potential earnout payment on a previous acquisition.
Our effective tax rate was 22.7% for the nine months ended September 30, 2023 compared to 22.2% for the nine months ended September 24, 2022. The increase in the effective tax rate was primarily due to an increase in state tax expense and the effect of foreign operations.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by certain customers. Cash and cash equivalents were $32.0 million at September 30, 2023 and $46.0 million at December 31, 2022. Working capital was $662.3 million at September 30, 2023 compared to $590.8 million at December 31, 2022. Shareholders’ equity was $1,128.1 million at September 30, 2023 and $1,042.6 million at December 31, 2022.

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
Payment Terms and Accounts Receivable Sales Programs
Over the past several years, we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash. Where available and when we deem appropriate, we participate in accounts receivable sales programs with several customers that allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment term extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash upfront than if we collected those accounts receivable ourselves in due course, resulting in accounts receivable factoring costs. Moreover, to the extent that any of these accounts receivable sales programs bear interest at rates tied to the Term SOFR or other reference rates, increases in these applicable rates increase our cost to sell our receivables and reduce the amount of cash we receive. See ITEM 3. Quantitative and Qualitative Disclosures about Market Risk for more information. Further extensions of customer payment terms would result in additional uses of cash or increased costs associated with the sales of accounts receivable.
During the nine months ended September 30, 2023 and September 24, 2022, we sold $713.2 million and $778.1 million of accounts receivable, respectively, under these programs. If receivables had not been sold over the previous twelve months, approximately $866.5 million and $722.3 million of additional accounts receivable would have been outstanding at September 30, 2023 and December 31, 2022, respectively, based on our standard payment terms. We had capacity to sell more accounts receivable under these programs if the needs of the business warranted.
During the nine months ended September 30, 2023 and September 24, 2022, factoring costs associated with these accounts receivable sales programs were $37.7 million and $23.0 million, respectively. The increase in factoring costs year over year was driven by higher Term SOFR and other reference rates.
Credit Agreement
The Company has a credit agreement that provides a $600.0 million revolving credit facility and also includes a $500.0 million term loan with quarterly amortization payment requirements. The credit agreement matures on October 4, 2027. As of September 30, 2023, there was $119.7 million in outstanding borrowings under the revolving credit facility, and $487.5 million in outstanding borrowings under the term loan. Also on that date, we had three outstanding letters of credit for $1.3 million in aggregate. Net of outstanding borrowings and letters of credit, we had $479.0 million available under the credit facility at September 30, 2023.
Our credit agreement contains affirmative and negative covenants. As of September 30, 2023, we were not in default with respect to our credit agreement.
Refer to Note 7, “Long-Term Debt” to the Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for additional information.

Cash Flows
The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands)	September 30, 2023	September 24, 2022
Cash provided by operating activities	$149,110	$29,344
Cash used in investing activities	(32,869)	(23,185)
Cash used in financing activities	(130,305)	(29,410)
Effect of foreign exchange on cash and cash equivalents	(17)	(96)
Net decrease in cash and cash equivalents	$(14,081)	$(23,347)
For the nine months ended September 30, 2023, cash provided by operating activities increased $119.8 million over the prior year period, driven by cash inflows for working capital versus cash outflows from working capital in the prior year period, primarily from inventory, as well as higher income.
Investing activities used cash of $32.9 million and $23.2 million during the nine months ended September 30, 2023 and September 24, 2022, respectively. The increase in cash used in investing activities during the nine months ended September 30, 2023 over the prior year period is primarily due to higher additions for property, plant and equipment from the inclusion of SuperATV in the current year period following its acquisition in October 2022.
Financing activities during the nine months ended September 30, 2023 included the repayment of $119.7 million of outstanding borrowings under our revolving credit facility, and $9.4 million of our term loan balance under our credit agreement. During the nine months ended September 24, 2022, we repaid $10.0 million of outstanding borrowing under our revolving credit facility and paid $16.1 million to repurchase 166,050 shares of common stock under our share repurchase plan. The remaining uses of cash from financing activities in each period resulted primarily from the repurchase of our common stock from our 401(k) Plan and income tax withholding in connection with the vesting of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”).
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
Under the terms of our customer-sponsored programs to sell accounts receivable, a change in the reference rate would affect the amount of financing costs we incur, and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in Term SOFR or the discount rates on the accounts receivable sales programs would have increased our factoring costs and reduced the amount of cash we would have received by approximately $2.0 million and $2.1 for the three months ended September 30, 2023 and September 24, 2022, respectively, and $6.0 million and $6.2 million for the nine months ended September 30, 2023 and September 24, 2022, respectively.
Under the terms of our credit agreement, a change in the reference rate or the lender’s base rate would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the reference rate or base rate would have increased our interest expense on our variable rate debt under our credit agreement by approximately $1.6 million and $0.6 million for the three months ended September 30, 2023 and September 24, 2022, respectively, and $5.3 million and $1.8 million for the nine months ended September 30, 2023 and September 24, 2022, respectively.
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
On October 4, 2022, we completed our acquisition of Super ATV, LLC ("SuperATV"). We are in the process of evaluating the existing controls and procedures of SuperATV and integrating SuperATV into our internal control over financial reporting. In accordance with SEC Staff guidance permitting a company to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for a period of one year following the date on which the acquisition is completed, we have excluded SuperATV from our assessment of the effectiveness of internal control over financial reporting as of September 30, 2023. Refer to Note 2 to the Condensed Consolidated Financial Statements for additional information.
Changes in Internal Control Over Financial Reporting
Except for the acquisition of SuperATV noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the three months ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 30, 2023, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 2, 2023 through July 29, 2023	—	$—	—	$227,989,218
July 30, 2023 through August 26, 2023 (1)	2,049	$89.97	—	$227,989,218
August 27, 2023 through September 30, 2023 (2)	74	$77.17	—	$227,989,218
Total	2,123		—	$227,989,218
(1)Includes 39 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock awards (“RSAs”) during the period. The RSAs were granted to participants in prior periods pursuant to our 2008 Stock Option and Stock Incentive Plan (the “2008 Plan”). Also includes 2,010 shares purchased from the 401(k) Plan.
(2)Includes 74 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of RSAs during the period. The RSAs were granted to participants in prior periods pursuant to the 2008 Plan and our 2018 Stock Option and Stock Incentive Plan.
(3)On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several actions taken since that time, including most recently in July 2022, our Board of Directors has expanded the program to $600 million and extended the program through December 31, 2024. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion.

ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
Not Applicable
ITEM 5. Other Information
Clawback Policy
On October 25, 2023, the Compensation Committee of the Company’s Board of Directors adopted the Dorman Products, Inc. Incentive Compensation Clawback Policy (the “Policy”). The Policy was adopted to comply with the final clawback rules adopted by the U.S. Securities and Exchange Commission under Section 10D and Rule 10D-1 of the Securities Exchange Act of 1934, as amended, and Listing Rule 5608, as promulgated by The Nasdaq Stock Market LLC. The Policy provides for the mandatory recovery of erroneously awarded incentive compensation from current and former officers of the Company, as defined in Rule 10D-1 ("Covered Officers"), in the event the Company is required to prepare an accounting restatement, as defined in the Policy. Under the Policy, the Company may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which the Company is required to prepare an accounting restatement. The Policy is effective with respect to compensation received on or after October 2, 2023 while the Company has a class of securities listed on a national securities exchange or a national securities association. The foregoing summary of the Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Policy, a copy of which is attached hereto as Exhibit 10.1 and is incorporated herein by reference.
Director and Executive Officer Trading Arrangements
During the third quarter of 2023, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).
ITEM 6. Exhibits
(a)Exhibits
The Exhibits included in this report are listed in the Exhibit Index on page 27, which is incorporated herein by reference.

EXHIBIT INDEX

10.1	Dorman Products, Inc. Incentive Compensation Clawback Policy as adopted on October 25, 2023.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report). **

101
The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dorman Products, Inc.
October 31, 2023

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)
October 31, 2023

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)