Form 10-K
period 2023-12-31
Dorman Products, Inc.
filed 2024-02-28
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(215) 997-1800
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, $0.01 Par Value	DORM	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 1, 2023 was $1,726,548,778.
As of February 22, 2024, the registrant had 31,086,242 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement, in connection with its 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2023, are incorporated by reference into PART III of this Annual Report on Form 10-K.

DORMAN PRODUCTS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2023

Effective October 4, 2022, the Board of Directors of Dorman Products, Inc. approved a change in Dorman’s fiscal year end from the last Saturday in December of each year to December 31 of each year, to commence with the fiscal year ending on December 31, 2022.

References to	Refers to the year ended
Fiscal 2021	December 25, 2021
Fiscal 2022	December 31, 2022
Fiscal 2023	December 31, 2023
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
Statement Regarding Forward-Looking Statements
Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements related to net sales, diluted earnings per share, gross profit, gross margin, selling, general and administrative expenses, income tax expense, income before income taxes, net income, cash and cash equivalents, indebtedness, liquidity, the Company’s share repurchase program, the Company’s outlook, the Company’s growth opportunities and future business prospects, operational costs and productivity initiatives, inflation, customs duties and mitigation of tariffs, long-term value, acquisitions and acquisition opportunities, investments, cost offsets, quarterly fluctuations, new product development, customer concessions, and fluctuations in foreign currency. Words such as “may,” “believe,” “demonstrate,” “expect,” “estimate,” “forecast,” “project,” “plan,” “anticipate,” “intend,” “should,” “will” and “likely” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statements are not forward-looking. In addition, statements that are not historical should also be considered forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are based on current expectations that involve a number of known and unknown risks, uncertainties and other factors (many of which are outside of our control) which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. For information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in PART I, ITEM 1A, “Risk Factors.” The Company is under no obligation to (and expressly disclaims any such obligation to) update any of the information in this report if any forward-looking statement later turns out to be inaccurate whether as a result of new information, future events or otherwise.

PART I
ITEM 1. Business.
General
We are one of the leading suppliers of replacement and upgrade parts in the motor vehicle aftermarket industry, serving passenger cars, light-, medium-, and heavy-duty trucks, as well as specialty vehicles, including utility terrain vehicles (UTVs) and all-terrain vehicles (ATVs). As of December 31, 2023, we marketed approximately 133,000 distinct parts compared to approximately 129,000 as of December 31, 2022, many of which we designed and engineered. This number excludes private label stock keeping units and other variations in how we market, package and distribute our products, includes distinct parts of acquired companies and reflects distinct parts that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We are one of the leading aftermarket suppliers of parts that were traditionally available to professional installers and consumers only from original equipment manufacturers (OEMs) or salvage yards. These parts include, among other parts, leaf springs, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers, UTV windshields, and complex electronics modules. For fiscal 2023, approximately 78% of our products were sold under brands that we own, and the remainder of our products were sold for resale under customers' private labels, other brands or in bulk. We generate most of our net sales from customers in North America, primarily in the United States. Our products are sold primarily through aftermarket retailers, including through their on-line platforms; dealers; national, regional and local wholesale distributors and specialty markets; and salvage yards. We also distribute aftermarket parts outside the United States, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East and Australia.
The Motor Vehicle Aftermarket Industry
We sell our parts in three different sectors of the motor vehicle aftermarket industry: light-duty, heavy-duty and powersports (i.e., specialty vehicles).
Light-Duty Vehicle Sector
The majority of our products are designed for light-duty vehicles, which are passenger cars and light-duty trucks. The light-duty vehicle sector accounted for projected industry sales of approximately $135.1 billion in 2023, according to information derived from the 2024 Auto Care Association Factbook. Two distinct groups of end-users buy replacement and upgrade vehicle parts for this sector: (i) individual consumers, who purchase parts to perform "do-it-yourself" repairs and upgrades on their own vehicles; and (ii) professional installers, which include individual vehicle repair shops, representing approximately 70% of the total aftermarket vehicle repair industry according to the Motor & Equipment Manufacturers Association, which generally service a variety of OEM vehicle makes and models and sell and install non-OEM aftermarket parts, and dealership service departments, which generally only service specific brands of OEM vehicles and sell and install those same OEM brand aftermarket parts. Individual consumers typically are supplied through retailers and the retail arms of warehouse distributors. Vehicle repair shops generally purchase parts through local independent parts wholesalers and national parts distributors. Automobile dealership service departments generally obtain parts through the distribution systems of vehicle manufacturers and specialized national and regional parts distributors.
Spending in the light-duty vehicle sector generally can be grouped into three categories: discretionary, maintenance, and repair. Discretionary, such as upgrade accessories and performance, tends to move in line with consumer discretionary spending. Maintenance is composed of products and services, such as oil and oil changes, and tends to be less correlated with discretionary spending. Repair consists mainly of replacement parts that fail over time and tends to be less cyclical as it is largely comprised of parts necessary for a vehicle to function properly or safely. The majority of our products fall into the repair category.
The increasing complexity and the number of different makes and models of light-duty vehicles have resulted in a significant increase in the number of products required to service the domestic and foreign automotive fleets. The requirement to include more products in inventory and the significant consolidation among distributors of automotive replacement parts have in turn resulted in larger distributors. See ITEM 1A,

“Risk Factors – Risks Related to Our Business – Our Industry, Operations and Competition” for information regarding the potential impacts of consolidation on our business.
Retailers and others who purchase light-duty aftermarket parts for resale often are constrained to a finite amount of space in which to display and stock products. Thus, the reputation for quality, customer service, and line profitability that a supplier provides typically are significant factors in a retailer’s or other reseller’s decision as to which product lines to carry in the limited space available. Further, because of the efficiencies achieved through the ability to order all or part of a complete line of products from one supplier (with possible volume discounts), as opposed to satisfying the same requirements through a variety of different sources, retailers and other resellers of light-duty aftermarket parts often seek to purchase products from fewer but stronger suppliers.
Heavy-Duty Vehicle Sector
The heavy-duty vehicle sector, which is focused on medium- and heavy-duty vehicles, accounted for projected industry sales of approximately $21.9 billion in 2023, according to information derived from the 2024 Auto Care Association Factbook.
The largest purchasers of aftermarket parts for this sector are original equipment, or OE, manufacturers, independent distributors, including organizations associated with large buying groups and other distributors, as well as independent component specialists and rebuilders, and auto parts stores. The service work performed on medium- and heavy-duty vehicles is generally completed by end-user businesses that utilize these vehicles in their operations, fleets, and independent garages and distributors, who buy parts from the purchasers above or in some instances directly from suppliers like us. The majority of our sales in the heavy-duty vehicle sector are related to replacement parts.
Specialty Vehicle Sector
The specialty vehicle sector, which is focused on powersport and off-road vehicles, accounted for projected industry sales of approximately $8.0 billion in 2023, according to information derived from the 2024 Auto Care Association Factbook.
The specialty vehicle sector generally consists of parts for powersports vehicles, such as UTVs and ATVs, for both functional and upgrade accessories as well as replacement parts. Functional and upgrade accessories include parts such as engine performance upgrades, lighting and electronics, storage and cargo, tires and wheels, cabs, roofs and windshields, and other cosmetic parts. Nondiscretionary repair parts consist of brake systems, engine systems, electronics, frame and body parts, and driveline and transmission parts and are critical given the significant wear and tear often placed on those parts during normal use. Given the critical nature of repair parts to ensure a vehicle to functions properly, purchases of those parts are generally nondiscretionary purchases. Approximately half of our sales of specialty vehicle parts constitute nondiscretionary repair parts.
This sector consists of direct-to-consumer and direct-to-dealer channels through both retail and e-commerce platforms. Key purchasing decisions of customers in this sector include ease of ordering, ease of installation, the availability of products, delivery times, and overall product quality.

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
We offer bumper-to-bumper aftermarket solutions covering everything from engine, undercar, steering and suspension, body, electronics and hardware. Our engine products include intake and exhaust manifolds, fans, thermostat housings, and throttle bodies. Our undercar products include fluid lines, fluid reservoirs, connectors, 4-wheel drive components and axles, drain plugs, and other engine, transmission and axle components. Our steering and suspension products include control arms, ball joints, tie-rod ends, brake hardware and hydraulics, wheel and axle hardware, suspension arms, knuckles, links, bushings, leaf springs, and other suspension, steering, and brake components. Our body products include door handles and hinges, window lift motors, window regulators, switches and handles, wiper components, lighting, electrical, and other interior and exterior vehicle body components, including windshields for UTVs. Our electronics products include new and remanufactured modules, clusters and sensors. Our hardware products include threaded bolts and auto body fasteners, automotive and home electrical wiring components, and other hardware assortments and merchandise.

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
Product Development
We are committed to product development and innovation with a customer-first approach keeping owners and installers in mind. Our engineers and designers focus on solutions designed to help save repair technicians time, save vehicle owners money, and provide sought-after vehicle enhancements and differentiation.
We have dedicated teams devoted solely to ideation and innovation in support of our objective to develop new products, many of which are first to the aftermarket. Our teams of researchers, field analysts, and product specialists visit repair shop technicians and spend time with customers to listen to and understand their repair challenges and vehicle needs.
We categorize our product development opportunities across three different spectrums: (1) alternative parts - direct aftermarket replacements for factory parts, (2) upgraded, or what we refer to as "OE FIX" parts – parts with enhanced design, functionality or features based on identifying what made original parts problematic and developing new solutions that address the original failure modes, and (3) new parts - identifying parts that are not available from the OE or in the aftermarket that can enhance vehicle performance and user experience. Some of these opportunities are brand new to the aftermarket whereas others continue to expand our current portfolio offering. The following table represents the number of distinct parts we introduced for each of the last three fiscal years:

	Year Ended
	December 31, 2023	December 31, 2022	December 25, 2021
New to the aftermarket	1,791	1,762	990
Line extensions	4,315	3,667	3,325
Total distinct parts introduced	6,106	5,429	4,315
For the light-duty sector, in 2023 we introduced several innovative first-to-the-aftermarket repair solutions designed to fit a wide range of vehicles in the light-duty vehicle sector. New products included a patent-pending OE FIX engine coolant thermostat housing assembly, an OE FIX intake manifold, and an OE FIX liftgate handle trim kit. In addition, we continued to invest in our “Emerging Technology” solutions portfolio that helps support repair opportunities for complex automotive electronics components as well as hybrid and electric motor vehicle platforms. In 2023, we introduced several transmission control modules, variable geometry timing actuators (“VGTA”), and various other control modules and sensors. We also introduced several new control arms, suspension components, door lock actuators and handles specifically designed for electric vehicles.
In the heavy-duty sector, in 2023 we introduced numerous new products in categories such as air tanks, shock absorbers, and air springs. Additionally, we commercialized several new, aftermarket exclusive products across engine component, after-treatment, and the cab and body categories, further expanding repair options for both above and below chassis for Class 7 and Class 8 trucks.
In the specialty vehicles sector, in 2023 we released many first to market solutions for 2023 model vehicles along with a new line of glass windshields. We also completed a new turn signal kit line and focused on adding more break-fix solutions.

Sales and Marketing
We market our products to purchasers, many of whom in turn supply individual consumers and professional installers. Our products are available in our customers’ retail stores, on our website and our customers’ websites, and through dealers and warehouse distributors.
As of December 31, 2023, we had a sales and sales support team of over 300 people selling our products either directly to our customers or, with respect to certain select customers, indirectly through independent manufacturers’ representative agencies worldwide.
Our sales efforts are not directed merely at selling individual products, but more broadly towards selling our entire product portfolio. Our sales strategy includes increasing sales not only by securing new customers, but also by adding new product lines and expanding product selection within existing customers in an effort to make our customers a destination for our aftermarket products.
Among other things, we use digital advertising, social media, email, catalogs and brochures to describe and promote our products. Our websites include DormanProducts.com, DaytonParts.com and SuperATV.com. These sites are not and should not be considered part of this Form 10-K and are not incorporated by reference in this Form 10-K.
As of December 31, 2023, we serviced approximately 10,000 active accounts. During fiscal 2023, three customers each accounted for more than 10% of net sales and in the aggregate accounted for approximately 44% of net sales.
Manufacturing and Procurement
Most of our light-duty vehicle products are manufactured by third parties, as are the majority of our heavy-duty vehicle products. The remainder of our heavy-duty vehicle products are manufactured in our facilities in the United States. The majority of our specialty vehicle products are manufactured in our facilities in the United States and China. We engage third-party manufacturers around the world to develop and manufacture products according to our performance and design requirements, oftentimes using tooling that we own. In fiscal 2023, as a percentage of our total dollar volume of purchases, approximately 30% of our products were purchased from third-party suppliers throughout the United States and the balance of our purchases were from third-party suppliers outside of the United States. Approximately 50% of our products were purchased from third-party suppliers located in China and Taiwan in fiscal 2023. Our global supplier network provides access to a broad array of manufacturing capabilities and technologies while limiting our dependency on any single source of supply. While our supplier selection and sourcing programs will continue to leverage our strategic manufacturers for a substantial portion of our product portfolio, we also continue to qualify alternative sources available to provide additional support and capacity, if needed. We make a concerted effort to build and nurture strong, healthy relationships with our suppliers. In fiscal 2023, we purchased automotive products in substantial volumes from over 300 suppliers, and no single supplier accounted for more than 10% of our total product purchases. For more information on risks relating to our supply chain, see ITEM 1A. "Risk Factors - Risks Related to Our Business - Our Industry, Operations and Competition."
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
We ship our products by contract carrier, common carrier or parcel service. Products are generally shipped to each customer's main warehouses for redistribution within its network or to dealers for further resale. In addition to utilizing our dealer networks, our specialty vehicle products that are ordered through SuperATV websites may be shipped directly to customers. In certain circumstances, at the request of a customer, we ship directly to that customer's warehouses, stores or other locations, either via smaller direct ship orders or consolidated store orders that are cross-docked.
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
Competition
The motor vehicle aftermarket industry is highly competitive. Competitive factors include price, product quality, breadth of product line, range of applications, customer service and the growth of e-commerce. Substantially all our products are subject to competition with similar products offered by other providers. Some of these competitors are divisions and subsidiaries of companies much larger than us who possess a longer history of operations and greater financial and other resources than we do. We also face competition from OE manufacturers who sell through their dealerships many of the same replacement parts that we sell, although these manufacturers generally sell parts only for vehicles they produce. Some of our current or former suppliers may compete with us by supplying directly to our customers. Further, some of our private label customers also compete with us. For more information on risks relating to our competition, see ITEM 1A, “Risk Factors – Risks Related to Our Business – Our Industry, Operations and Competition.”
Seasonality
Our business can be affected by weather conditions. Extremely hot or cold weather generally results in an increase in parts failure at an accelerated rate, which generally leads to an increase in our sales for the duration of the extreme weather event.
Patents, Trademarks and Other Intellectual Property
We own a number of patents important to our business, and we expect to continue to file patent applications to protect our research and development investments in new products. In fact, in 2023 we filed more patents than in the previous three years combined.
As of December 31, 2023, we held 107 patents and 72 pending patent applications worldwide. In addition, we hold numerous trademarks in the United States and other countries. We also have licenses to intellectual property for the manufacture, use and sale of certain of our products.

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
Human Capital Resources
General
As of December 31, 2023, we had 3,872 employees worldwide, substantially all of whom were employed full-time. Our employees are categorized by various functions. “Operations” consists of employees engaged in production, product distribution and inventory quality control. “Product Development” includes employees involved in product development and purchasing. “Quality and Engineering” consists of employees involved in internal and external quality management, manufacturing, engineering, design, and testing. “Sales” includes employees employed in sales and customer service. “Administration” includes executive officers and individuals employed in finance, legal, information technology, human resources and other functions supporting our business. The following table shows employees by function and region.

	December 31, 2023
	U.S.	Non-U.S.	Total
Operations	2,612	235	2,847
Product Development	251	1	252
Quality and Engineering	167	70	237
Sales	290	23	313
Administration	214	9	223
Total Employees	3,534	338	3,872
None of our global employees is covered by a collective bargaining agreement. We consider our relations with our employees to be generally good.
Health and Safety
We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks and hazards. We have created and implemented processes to help eliminate safety events and reduce their frequency and severity. We also review and monitor our safety performance closely. We have adopted an environmental, health and safety policy outlining our commitment to policies and practices that support the health and safety of our employees, contractors and the community, and the protection of the environment in the communities where we operate. We also maintain a human rights policy for the organization outlining our commitment to operating with respect for human rights.
Diversity and Inclusion
We embrace the diversity of our employees, including their unique backgrounds, experiences, thoughts and talents. Employees are valued and appreciated for their distinct contributions to the growth and sustainability of our business. We strive to cultivate a culture and vision that supports and enhances our ability to recruit, develop and retain diverse talent at every level. Our Vice President of Talent Management and Belonging is responsible for leading our diversity and inclusion strategy. Among other things, we demonstrate our commitment to diversity and inclusion through our biennial “All In” initiative, a summit focused on inviting our employees to think and engage more with ideas such as diversity and inclusion to foster a collaborative environment.
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
Available Information
Our Internet address is dormanproducts.com. The information on the website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K. The website is, and is only intended to be, for reference purposes only. We make available free of charge on or through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Attention: Secretary, Dorman Products, Inc., 3400 East Walnut Street, Colmar, Pennsylvania 18915.
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

The size of the motor vehicle aftermarket industry depends, in part, upon the number of vehicles on the road, average vehicle age, change in total miles driven per year, new or modified environmental and vehicle safety regulations, including fuel-efficiency and emissions reduction standards, pricing of new and used vehicles and new vehicle quality and related warranties. We believe the motor vehicle aftermarket industry has been negatively impacted by the fact that the quality of certain motor vehicles and their component parts (and related warranties) has improved, thereby lengthening the repair cycle. Generally, if parts last longer, there will be less demand for our products, and the average useful life of motor vehicle parts has been steadily increasing in recent years due to innovations in products and technology. In addition, the introduction by original equipment manufacturers of increased warranty and maintenance initiatives has the potential to decrease the demand for our products. These factors could have a material adverse effect upon our business, financial condition and results of operations.
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
We cannot assure you that our competitors or others in our industry will not (i) adopt fast follower strategies based on the Company's new product launches, (ii) develop products or services that are equal or superior to our products or that achieve greater market acceptance than our products, or (iii) expand their operations into product lines produced and sold by us. We also cannot assure you that additional entrants will not enter our industry or that companies in our industry will not consolidate. Any such competitive pressures could cause us to lose market share or could result in significant price decreases and could have a material adverse effect on our business, financial condition and results of operations.
The loss or decrease in sales among one of our top customers, or a material change in the terms on which they are willing to buy from us, could have a substantial negative impact on our sales and operating results.
A significant percentage of our sales has been, and is expected to be, concentrated among a relatively small number of customers. During fiscal 2023, three customers each accounted for more than 10% of net sales and in the aggregate accounted for approximately 44% of net sales. We anticipate that this concentration of sales among these customers will continue in the future. The loss of a significant customer, changes in customer buying behaviors or a substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results. In addition, any consolidation among our key customers may further increase our customer concentration risk.
Also, while we may enter into long-term agreements with certain of our significant customers, those agreements generally do not contain purchase commitments, which instead are set forth in individual purchase orders submitted by customers based on their then-current or projected needs. We have in the past, and may in the future, lose customers or lose a particular product line of a customer due to the highly competitive conditions in the motor vehicle aftermarket industry, consolidation of customers and customer initiatives to buy direct from foreign suppliers or other business considerations. In addition, given the size and scale of some of our customers, there is a risk that they may establish and grow direct relationships with our suppliers and reduce their purchases or cease purchasing from us. A decision by any significant customer, whether motivated by competitive conditions, financial difficulties or otherwise, to materially decrease the amount of products purchased from us or the number of our product lines they choose to carry, to change their manner of doing business with us, or to stop doing business with us, could have a material adverse effect on our business, financial condition and results of operations.
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
Limited shelf space and the inability of our customers who resell our products to expand into new locations may adversely affect our ability to grow.
Because the amount of space available to a retailer and other resellers of our products is limited, our products compete with other motor vehicle aftermarket products, some of which are entirely dissimilar and otherwise non-competitive (such as car waxes and engine oil), for shelf and floor space. Moreover, our growth depends, in part, on the ability of those retailers and resellers to open and operate new locations in which our products may be sold. No assurance can be given that additional space will be available in their existing locations or that they will be able to expand into new locations that would support growth in the number of products and product lines that we offer. Any failure to maintain and/or grow our shelf or floor space, and any failure of our retailers and resellers to maintain and/or grow their number of locations, could have a material adverse effect on our business, financial condition and results of operations.
Customer consolidation in the motor vehicle aftermarket industry may lead to customer contract terms less favorable to us, which may negatively impact our financial results.
The motor vehicle aftermarket industry has been consolidating over the past several years. As a result of such consolidations, many of our non-end user customers have grown larger and therefore have more leverage in the arms-length negotiations of agreements with us for the sale of our products. Such customers may require us to provide extended payment terms, issue customer credits and accept returns of slow-moving product to obtain new, or retain existing, business. Although we attempt to avoid or minimize such concessions, in some cases for those customers payment terms have been extended, enhanced credits have been issued and returns of product have exceeded historical levels. The product returns and customer credits primarily affect our net sales and profit levels while payment term extensions and additional factoring costs generally reduce operating cash flow and require additional capital to finance our business. We expect these trends to continue for the foreseeable future.
Our growth in the specialty vehicle category depends upon our continued ability to expand our product sales into specialty vehicles, including, but not limited to, those that require performance-defining products, and the expansion of the market for these vehicles.
With our acquisition of SuperATV, a portion of our sales are generated from providing aftermarket parts and accessories for specialty vehicles, such as UTVs and ATVs, that require performance-defining products. Our success depends, in part, on the growth of the market for such vehicles. Such market growth includes the creation of new classes of vehicles that can benefit from our products and our ability to create products for these vehicles. If these markets do not expand or if they contract due to economic factors, changes in consumer preferences or other reasons, or we are unsuccessful in creating new products for these markets or other competitors successfully enter into these markets, we may fail to achieve future growth or our sales could decrease, which could have a material adverse effect upon our business, financial condition and results of operations.
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
Because we purchase various types of raw materials, finished goods, equipment, and manufactured component parts from suppliers, we may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays, or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our suppliers’ ability to supply products to us is also subject to a number of risks, including, but not limited to, availability and cost of raw materials, political instability, military conflict, destruction of their facilities caused by natural and other disasters, work stoppages and health crises. For example, the motor vehicle industry previously experienced a shortage in the supply of semiconductors. We utilize semiconductors in our products and have at times encountered material shortages in semiconductor supply. If such a shortage were to occur again and if we were unable to source semiconductors on a timely basis or at all, we may be unable to produce some of our products, which could adversely affect our ability to develop new products and fill orders on existing products.
Furthermore, because certain products we sell contain parts that are or can be recycled and remanufactured -- parts more commonly referred to in our industry as “core” – our ability to sell those products may be materially and adversely affected if we are unable to obtain those core parts from our suppliers on favorable terms, if at all.
Our efforts to protect against and minimize these risks may not always be effective. If any of our key suppliers fails to meet our needs or if our relationships with any of our key suppliers are not maintained, it may not be possible to replace such supplier without disruptions in our operations. In addition, we may not be able to consolidate or diversify our supply chain as business needs dictate, and our operations may be adversely impacted as a result. For example, we may experience delays as new suppliers are qualified or as tooling is moved or replaced. Furthermore, the replacement of a key supplier or transitioning to a new supplier in a different geography may result in production delays or increased expenses, which could result in inventory shortages or lower profit margins and could have a material adverse effect on our business, financial condition and results of operations.
Our operating results are sensitive to the availability and cost of third-party transportation providers, which are important in the manufacture and transport of our products.
We depend upon third-party transportation providers, such as ocean freight, railroad and trucking carriers, for shipments to and from our suppliers and for delivery of our products to us and to our customers. Our access to third-party transportation providers is not guaranteed, and, even if we have access to transportation providers, we may be unable to transport our products at economically attractive rates in certain circumstances, particularly in cases of adverse market conditions or disruptions to transportation infrastructure. Fluctuations in demand for third-party transportation providers and other events impacting transportation capacity and costs, such as strikes, political events, international trade disputes, war, terrorism, natural disasters, adverse weather conditions, congestion, increases in fuel prices, public health issues, including the COVID-19 pandemic, and other events, may impact the availability of third-party transportation providers to ship our products or the cost to ship our products. For example, logistics costs and transit times for product from our suppliers were adversely impacted during 2023 by drought conditions in the Panama Canal and disruptive conflict around the Suez Canal, resulting in changes to our shipping routes and increased shipping costs. To the extent we enter into long-term agreements with transportation providers, our forecasts of expected capacity needed in future periods may be inaccurate as a result of unforeseen fluctuations in demand for these transportation services, which could result in us paying for capacity that is not needed or result in us having to purchase additional capacity on a spot-market basis. To the extent our transportation mix changes between contracted and market volume, driven by market conditions or other variables, we may observe impacts that create favorability or unfavorability in our end-to-end logistics cost structure. In addition, our business, financial position, results of operations or cash flows could be materially and adversely affected if we are unable to pass along increased transportation costs to our customers, or if third-party transportation capacity were to decline significantly or otherwise become unavailable.
Significant inflation could adversely affect our business and financial results.
Inflation can adversely affect us by increasing our operating costs, which could have an adverse impact on our business or financial results. For example, we experienced broad-based inflationary impacts during the year ended December 31, 2023 due primarily to global transportation and logistics constraints, which resulted in significantly higher transportation costs, tariffs, material costs, and wage inflation from an increasingly competitive labor market. In a highly inflationary environment, we may attempt to offset inflationary pressures with cost-saving initiatives, price increases to customers or the use of alternative suppliers. Although we have implemented pass-through price increases to offset inflationary cost impacts, the price increases have often been implemented after we experienced higher costs, resulting in a lag effect to the full recovery of these costs. Furthermore, in general, pricing increases that we implemented to pass through the increased costs had no added profit dollars and consequently did not fully offset the impact that the increased costs had on our gross and operating margin percentages. Moreover, pricing actions such as these may have a negative impact on customers’ willingness to purchase our products. There can be no assurance that inflationary pressures will ease or that we will be successful in implementing pricing increases in the future to recover increased inflationary costs, and such inflationary pressures could have a material adverse effect on our business, financial condition, and results of operations.
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, could adversely affect our results of operations.
In fiscal 2023, approximately 70% of our products were purchased from suppliers in a variety of non-U.S. countries. The U.S. government’s trade policy with countries where we source our products may change based on a number of factors, including, but not limited to, political and economic factors. For instance, the U.S. government has imposed tariffs on certain foreign goods, including steel and certain commercial vehicle parts, which have resulted in increased costs for goods imported into the United States. In response to these tariffs, a number of U.S. trading partners have imposed retaliatory tariffs on a wide range of U.S. products. If we are unable to pass price increases on to our customer base or otherwise mitigate the costs, or if demand for our products decreases due to the higher cost, our results of operations could be materially adversely affected. In addition, further tariffs have been proposed by the United States and its trading partners and additional trade restrictions could be implemented on a broader range of products or raw materials. The resulting environment of retaliatory trade or other practices could have a material adverse effect on our business, financial condition, results of operations, customers, suppliers and the global economy.
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
Our historical growth and profitability have depended, in part, on the introduction of new parts to the motor vehicle aftermarket industry. In addition to growth through acquisitions, we invest in research and development to sustain or enhance our existing product portfolio. In certain circumstances, there may be a lengthy period between commencing these development initiatives and bringing new or improved products to market. In other instances, factors beyond our control may impact our ability to further our research and development activities. During any period of delay in research and development activities, technology advancements, customer demand and the markets for our products may move in directions that we had not anticipated. There is no guarantee that our new products, or enhancements to existing products, will achieve market acceptance or that the timing of market adoption will be as predicted. As a result, there is a significant possibility that some of our development decisions, including significant expenditures on acquisitions, research and development, or investments in technologies, will not meet our expectations, and that our investment in some projects will be unprofitable. There is also a possibility that we may miss a market opportunity because we failed to invest or invested too late in a technology, product or enhancement sought by our customers or the markets into which we sell. If we fail to make the right investments or fail to make them at the right time, competing solutions may be more attractive in the market. As a result, our competitive position may suffer, and our revenue and profitability could be adversely affected.
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
Cyber-attacks or other breaches of network or information technology security may cause equipment failure, disruption to our operations or the loss or theft of sensitive data relating to our Company and our employees, customers, suppliers, and business partners, including intellectual property, proprietary business information, and other sensitive material. Such attacks, which include the use of malware, encryption, computer viruses and other means for disruption or unauthorized access, on companies have increased in frequency, scope and potential harm in recent years. In addition, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. We take preventive actions to reduce the risk of cyber incidents and protect our information technology and networks, including the data that is maintained within them. However, such preventative actions may be insufficient to repel a cyber-attack or other network breach in the future. Furthermore, because the techniques used to carry out cyber-attacks change frequently and in many instances are not recognized until after they are used against a target, we may be unable to anticipate these changes or implement adequate preventative measures. Moreover, we utilize third-party vendors that provide information technology services for various areas, including human resources functions (e.g., payroll), and parts of our operations rely upon third-party logistics providers that maintain their own information technology systems on which we rely. While we generally require these third parties to monitor and protect their information technology systems against cyber-attacks and other breaches, their efforts may not be effective. To the extent that any cyber-attack or other security breach of one of these third-party systems causes a disruption in a third-party’s operations or results in a loss or damage to our data, loss or theft of our intellectual property, or unauthorized disclosure of confidential information, including information regarding our customers and the ultimate purchasers of our products, it could disrupt our operations or cause significant damage to our reputation, affect our relationship with our customers, suppliers and employees, and lead to claims against us and ultimately harm our business. Moreover, intruders that gain access to our intellectual property and trade secrets may attempt to use that information to harm our business, by developing competing or counterfeit products. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. Any such cyber-attacks and loss or theft of our intellectual property or unauthorized disclosure of confidential information could have a material adverse effect on our business, financial condition and results of operations.
We are dependent, in part, on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.
Our business is dependent, in part, on our ability to innovate, and, as a result, we rely on our intellectual property. We generally protect our intellectual property through patents, trademarks, copyrights, trade secrets, confidentiality and nondisclosure agreements, information security practices, and other measures to the extent our budget permits. There can be no assurance that patents will be issued from pending applications that we have filed or that our patents will be sufficient to protect our key technology from misappropriation or falling into the public domain, nor can assurances be made that any of our patents, patent applications, trademarks or our other intellectual property or proprietary rights will not be misappropriated, challenged, invalidated or circumvented. In addition, the level of protection of our proprietary technology varies by country and may be uncertain in countries that do not have well-developed judicial systems or laws that adequately protect intellectual property rights. Patent litigation and other challenges to our patents and other proprietary rights are costly and unpredictable and may prevent us from gaining and/or maintaining market exclusivity for a product in a particular geographic area. Financial considerations may also preclude us from seeking patent protection in every country where infringement litigation could arise. Our inability to predict our intellectual property requirements in all geographies and affordability constraints may also impact our intellectual property protection investment decisions. If we are unable to adequately protect our proprietary rights, we may be at a disadvantage to others who do not incur the substantial time and expense we incur to create our products. Preventing unauthorized use or infringement of our intellectual property is inherently difficult. Moreover, it may be difficult or practically impossible to detect theft or unauthorized use of our intellectual property. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
Claims of intellectual property infringement by original equipment manufacturers and others could adversely affect our business and negatively impact our ability to develop new products.
From time to time in the ordinary course of our business, we are subject to claims that we are infringing the intellectual property rights of original equipment manufacturers, competitors, non-practicing entities, or others. Any such infringement claim could have a material adverse effect on our business, financial condition and results of operations due to an increase in legal expense, a time burden on employees involved in defense of such claim or slowed development and/or production of an accused product. This may be true whether they are with or without merit and whether they are covered by insurance or not. An adverse finding against us in these or similar intellectual property disputes may have a material adverse effect on our business, financial condition and results of operations if we are not able to successfully develop or license non-infringing alternatives. In addition, an unfavorable ruling in intellectual property litigation could subject us to significant liability, increased legal expense, and require us to cease developing or selling the affected products. Any significant restriction that impedes our ability to develop and commercialize our products could have a material adverse effect on our business, financial condition and results of operations.
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
We have a credit agreement with Bank of America, N.A., as administrative agent, under which we borrowed $500 million in the form of a term loan and through which we have a $600 million revolving credit facility. As of December 31, 2023, there was $484.4 million in outstanding borrowings under the term loan and $92.8 million in outstanding borrowings under the revolving portion of the credit agreement, and as of such date we had three outstanding letters of credit for $1.3 million in the aggregate.
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
We have entered into several customer-sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions without recourse. These agreements permit us to recover on our accounts receivable sooner than if they were not in place and help reduce the risk of non-payment by customers. Certain of our customers, however, do not offer the ability to participate in such sponsored programs. If we do not enter into these agreements, our financial condition, results of operations and cash flows could be materially and adversely affected by delays or failures in collecting trade accounts receivables. In addition, the financial institutions with which we have these agreements may experience financial difficulties or may modify or terminate these agreements because of changes in our customers’ credit profiles, market conditions or otherwise. The modification, termination or other loss of these arrangements could have a material and adverse effect on our liquidity and our financial condition, results of operations and cash flows.
Interest rate increases may adversely affect our financial condition and results of operations.
Borrowings under our credit agreement are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same. As a result, our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. A one-percentage-point increase in the interest rates on outstanding borrowings under our credit agreement would have increased our interest expense by approximately $6.8 million for the year ended December 31, 2023.

Our accounts receivable sales agreements are variable rate instruments impacted by reference interest rates, such as the Term Secured Overnight Financing Rate ("Term SOFR"), which are components of the discount rate applicable to each arrangement. A one-percentage-point increase in the discount rates on these arrangements would have increased our factoring costs by approximately $7.9 million for the year ended December 31, 2023. Rising interest rates increase the costs associated with these arrangements and result in us collecting less on our accounts receivable serviced through them. If interest rates increase such that the cost of these arrangements becomes more than the cost of servicing our receivables with existing debt, we may not be able to rely on such arrangements, which could have a material adverse effect on our business, financial condition and results of operations.
We extend credit to our customers, some of whom may be unable to pay in the future.
We regularly extend credit to our customers. A significant percentage of our accounts receivable have been, and are expected to continue to be, concentrated among a relatively small number of retailers, dealers and distributors in the United States. Our four largest customers accounted for 74% of total accounts receivable as of December 31, 2023 and 69% of total accounts receivable as of December 31, 2022. In the ordinary course of business, management monitors, among other things, credit terms and credit limits for these and other customers. In addition, from time to time, some of our customers request increases in their credit limits. Such requests may pose incremental risks to us, either by increasing the credit limit for a customer and accepting additional financial risk of non-payment or maintaining the credit limit and risking the customer redirecting business to another supplier offering better credit terms. If any of our customers were unable to pay, or if any of those customers redirect their business to other suppliers offering better credit terms, it could have a material adverse effect on our business, financial condition and results of operations.
Our business may be negatively impacted by our dependence on foreign suppliers and by foreign currency fluctuations.
In fiscal 2023, approximately 70% of our products were purchased from suppliers in a variety of non-U.S. countries, with the largest portion of our overseas purchases being made in China. As a result of the magnitude of our foreign sourcing, our business may be subject to various risks, including the following:
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
Dorman’s Non-Executive Chairman and his family members own a significant portion of the Company.
As of February 22, 2024, Steven L. Berman, our Non-Executive Chairman, and his family members beneficially owned approximately 16% of the Company’s outstanding common stock. As such, Mr. Berman and his family members could influence matters requiring the approval of shareholders, including the election of the Board of Directors and the approval of significant transactions. Such concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company, could deprive shareholders of an opportunity to receive a premium for their common stock as part of a sale of the Company and might ultimately affect the market price of our common stock. Moreover, sales of substantial amounts of the shares beneficially owned by Mr. Berman and his family members, including shares held in family trusts and foundations, or the perception that such sales could occur, may lower the prevailing market price of our common stock.
General Risk Factors
Unfavorable economic conditions may adversely affect our business.
Adverse changes in economic conditions, including inflation, recession, increases in fuel prices, decreased transportation capacity, rising interest rates, tariffs, labor shortages and unemployment levels, availability of consumer credit, taxation or instability in the financial markets or credit markets may either lower demand for our products or increase our operational costs, or both. Such conditions may also materially impact our customers, suppliers, dealers and other parties with whom we do business. Our revenue will be adversely affected if demand for our products declines. The impact of unfavorable economic conditions may also limit discretionary spending or otherwise impair the ability of our customers to pay for products they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivables may increase and failure to collect a significant portion of amounts due on those receivables could have a material adverse effect on our business, financial condition and results of operations.
Our operations, revenues and operating results, and the operations of our third-party manufacturers, suppliers, warehouse and distribution providers, and customers, may be subject to quarter-over-quarter fluctuations and disruptions from events beyond our or their control.
Our operations, revenues and operating results, as well as the operations of our third-party manufacturers, suppliers, warehouse, distribution and logistics providers, and customers, may be subject to quarter-over-quarter fluctuations and disruptions from a variety of causes outside of our or their control, including work stoppages, market volatility, fuel and transportation prices, acts of war, terrorism, cyber incidents, pandemics, power outages, fires, earthquakes, flooding, changes in weather patterns, weather or seasonal fluctuations or other climate-based changes, including hurricanes or tornadoes, or other natural disasters. If a major disruption were to occur at our operations or the operations of our third-party manufacturers, suppliers, warehouse and distribution providers, or customers, it could result in harm to people or the natural environment, delays in shipments of products to customers or suspension of operations. In addition, such events could result in our inability to fill orders on a timely basis or at all and result in penalties owed to our customers and the loss of net sales. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
The market price of our common stock may be volatile and could expose us to securities class action litigation and increased shareholder activism.
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
Following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against such companies. If similar litigation were instituted against us, it could result in substantial costs and a diversion of our management’s attention and resources, which could have a material adverse effect on our business, financial condition and results of operations. In addition, market price volatility may attract shareholder activism, which could take many forms, including potential proxy contests and public information campaigns. Shareholder activism could result in substantial costs to the Company, adversely affect our relationships with suppliers, customers, and regulators, and adversely impact our stock price.
Losing the services of our executive officers or other highly qualified and experienced employees or failing to attract and retain any of such officers or employees could adversely affect our business.
Our future success depends upon the continued contributions of our executive officers and senior management, many of whom have numerous years of experience and would be extremely difficult to replace. We must also attract and retain experienced and highly skilled engineering, sales and marketing, finance, logistics, information technology and operations personnel. Although we periodically conduct compensation benchmarking and surveys, competition for qualified personnel is often intense, our compensation programs may not be adequately designed, and we may not be successful in hiring and retaining these people. To the extent we experience increases in demand for labor, as a result of competition or otherwise, such increase in demand may drive higher wages for impacted roles and our ability to attract talent and maintain a competitive cost structure may be challenged. If we lose the services of our key employees, cannot attract and retain other qualified personnel or cannot maintain a competitive cost structure as a result of any of the foregoing, it could have a material adverse effect on our business, financial condition and results of operations.
Our growth may be impacted by acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions or integrate acquisitions successfully.
Our future growth may depend in part on our ability to acquire and successfully integrate new businesses. We may not be able to identify suitable acquisition candidates, complete acquisitions, or integrate acquisitions, such as SuperATV, successfully. We may seek additional acquisition opportunities, both to further diversify our businesses and to penetrate or expand important product offerings, geographies or markets. There are no assurances, however, that we will be able to successfully identify suitable candidates, negotiate appropriate terms, obtain financing on acceptable terms, complete proposed acquisitions, successfully integrate acquired businesses, or expand into new geographies or markets. Once acquired, operations may not achieve anticipated levels of revenues or profitability. Acquisitions involve risks, including difficulties in the integration of the operations, technologies, services and products of the acquired companies and the diversion of management's attention from other business concerns. Although our management will endeavor to evaluate the risks inherent in any particular transaction, there are no assurances that we will properly ascertain all such risks. Difficulties encountered with acquisitions could have a material adverse effect on our business, financial condition and results of operations.
Changes in tax laws or exposure to additional income tax liabilities could have a material adverse effect on our business, financial condition and results of operations.
We are subject to income taxes, as well as non-income-based taxes, at the federal, state and local levels. We are subject to tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provisions. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material adverse effect upon our business, financial condition and results of operations. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate.
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
Climate change is continuing to receive ever-increasing attention worldwide. Many scientists, legislators and others attribute climate change to increased levels of greenhouse gases, including carbon dioxide, which could lead to additional legislative and regulatory efforts to limit greenhouse gas emissions. New international, federal or state legislative or regulatory restrictions or standards adopted regarding emissions of carbon dioxide that may be imposed on motor vehicles and related fuels could adversely affect demand for motor vehicles, annual miles driven or the products we sell and could lead to or require changes in motor vehicle technology or increased costs. For example, California recently enacted a climate focused disclosure law and the SEC has proposed climate change related regulations. We will be required to spend significant time and resources to comply with these types of new laws and regulations. Compliance with any new or more stringent laws, regulations or standards, or stricter interpretations of existing laws, regulations or standards, could require us to incur increased capital expenditures. While we have been committed to continuous improvements to our product portfolio to meet and exceed anticipated laws, regulations and standards, there can be no assurance that our actions will be successful, that our products will be accepted by the market, that proposed regulation or deregulation will not have a negative competitive impact or that economic returns will reflect our investments in new product development.
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
Our products are subject to import and export controls and economic sanctions laws and regulations in various jurisdictions, and violations could adversely affect us.
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
ITEM 1B. Unresolved Staff Comments.
None
ITEM 1C. Cybersecurity
Risk Assessment
We depend on a variety of information systems and technologies (including cloud technologies) (collectively, “IT Systems”) to manage our business. We rely on these IT Systems to provide information for substantially all of our business operations, including supply chain, order processing, e-commerce, human resources, legal, compliance, marketing, finance, and accounting. Our core IT Systems consist mostly of purchased and licensed software programs that integrate together and with our internally developed solutions. As part of our overall enterprise risk management program, we monitor and assess the risks posed by cybersecurity threats to those internal and external systems and solutions and maintain an information security program designed to mitigate such risks.
Our information security program includes development, implementation, and improvement of policies and procedures to safeguard information to help ensure availability of critical data and systems. To the extent we utilize third-party vendors to provide information technology services for various areas, including human resources functions (e.g., payroll), we generally require these vendors to monitor and protect their information technology systems against cyber-attacks and other breaches. The Company's technology environment is managed by an experienced team of professionals who follow an extensive set of policies and procedures related to data security. Our program further includes review and assessment by external, independent third parties, who assess and report on our internal incident response preparedness and help identify areas for continued focus and improvement. With the assistance of one such reputable third party, the Company conducts biannual maturity assessments of its IT Systems against the National Institute of Standards of Technology (NIST) Cybersecurity Framework. We also carry insurance that provides protection against the risks from cybersecurity threats. To our knowledge, during fiscal 2023, there were no material cybersecurity incidents or threats that materially affected or are reasonably likely to materially affect the Company’s business strategy, results of operations, or financial condition.
Governance
Pursuant to its charter, the Audit Committee of the Board of Directors (the “Board”) has oversight of the Company's information security program, including, but not limited to, risks regarding cybersecurity threats. In particular, the Audit Committee reviews with management the Company’s key IT Systems and evaluates the adequacy of the Company’s information security program, compliance, and controls.
The Company's Senior Vice President and Chief Information Officer (“CIO”), who reports to the Company’s Chief Executive Officer, is responsible for the operation of the Company’s information security program. Our CIO is an IT veteran with over 25 years of experience in building and maturing cyber programs for large public companies. The CIO is supported by an internal team of certified security analysts that work in conjunction with leading security operations managed service providers to manage detection and response.
On at least an annual basis, a cyber risk report that highlights program governance, risks, and opportunities is provided to the Audit Committee and the full Board.
The Company maintains a Security Committee, which is led by the CIO and is comprised of individuals from the Company’s IT department – including dedicated security team members with various security certifications. The Security Committee regularly reviews information security program governance and key performance indicators. These reviews typically include the number of events, number of investigations, mean response time, and cyber trends. The Security Committee oversees the Company’s security roadmap and ensures monitoring of information security policies and procedures covering areas such as back-up and retention, acceptable use, disaster recovery, incident management, and passwords.
The success of the Company’s information security program relies not only on ownership by the CIO’s organization but also an active and collaborative relationship within the business. The Company requires all employees to complete cyber training annually. For fiscal 2023, the Company maintained a security learning management system with phishing simulations distributed regularly to enhance cyber resiliency. Additionally, the Company leverages communications, contests, policies, videos, and visuals to continuously raise awareness among employees.

ITEM 2. Properties.
Facilities
As of December 31, 2023, we had 41 warehouse and office facilities located throughout the United States, Canada, China, Taiwan and India. Five of these facilities are owned and the remainder are leased. Our principal facilities are as follows:

Location	Description	Size		Ownership
Portland, TN	Warehouse and office	997,310	sq. ft.	Leased
Whiteland, IN	Warehouse and office	827,180	sq. ft.	Leased
Warsaw, KY	Warehouse and office	710,500	sq. ft.	Owned
Colmar, PA	Corporate headquarters Warehouse and office	342,000	sq. ft.	Leased	(1)
Madison, IN	Warehouse and office	333,000	sq. ft.	Leased	(3)
Shiremanstown, PA	Warehouse and office	318,872	sq. ft.	Leased
Durant, OK	Warehouse and office	208,000	sq. ft.	Owned
Lewisberry, PA	Warehouse and office	170,500	sq. ft.	Leased	(2)
Madison, IN	Warehouse	145,000	sq. ft.	Leased	(3)
Las Vegas, NV	Warehouse and office	122,071	sq. ft.	Leased
Jiangsu Province, China	Warehouse and office	105,911	sq. ft.	Leased
Harrisburg, PA	Warehouse and office	101,750	sq. ft.	Leased
Harrisburg, PA	Manufacturing Facility	101,132	sq. ft.	Owned
Lewisville, TX	Warehouse and office	101,029	sq. ft.	Leased
Franklin, KY	Warehouse	100,000	sq. ft.	Leased
Louisiana, MO	Warehouse and office	90,000	sq. ft.	Owned
Warsaw, KY	Warehouse	80,000	sq. ft.	Leased
Shreveport, LA	Warehouse and office	65,000	sq. ft.	Leased	(3)
Reno, NV	Warehouse and office	54,354	sq. ft.	Leased
Kankakee, IL	Manufacturing Facility	53,574	sq. ft.	Owned
Sanford, NC	Warehouse and office	52,500	sq. ft.	Leased
Jacksonville, FL	Warehouse and office	52,080	sq. ft.	Leased
(1)Prior to December 1, 2023, we leased the Colmar facility from a partnership of which our Non-Executive Chairman, Steven L. Berman, and certain of his family members are owners. The building was sold by the partnership to a third party effective December 1, 2023. Under this lease agreement, we paid rent of $2.9 million in fiscal 2023. The rent payment will be adjusted on January 1 of each year to reflect annual changes in the Consumer Price Index for All Urban Consumers - U.S. City Average, All Items. This lease was renewed during December 2022, effective as of January 1, 2023, and will expire on December 31, 2027.
(2)We lease one of our two Lewisberry facilities (consisting of approximately 142,500 square feet) from a limited liability company of which our Non-Executive Chairman, Steven L. Berman, and certain of his family members are owners. Under this lease agreement, we paid rent of $0.7 million in fiscal 2023. The rent payable will be increased by 3% on July 1st of each year. This lease commenced in September 2020 and will expire on December 31, 2027.
(3)We lease two facilities in Madison and one facility in Shreveport (consisting of an aggregate of approximately 543,000 square feet) from limited liability companies in which Ms. Lindsay Hunt, our President and Chief Executive Officer, Specialty Vehicles, and members of her family are owners. Under the three lease agreements, we paid aggregate rent of $2.6 million in fiscal 2023. The rent payable under each lease will increase by 2% on October 4th of each year. Each of the three leases commenced in October 2022 in connection with the SuperATV acquisition and will expire on October 4, 2027.

ITEM 3. Legal Proceedings.
The information set forth under the heading “Other Contingencies” appearing in Note 11, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report is incorporated herein by reference.
ITEM 4. Mine Safety Disclosures.
Not Applicable
ITEM 4.1. Information about Our Executive Officers.
The following table sets forth certain information with respect to our executive officers as of February 28, 2024:

Name	Age	Position with the Company
Kevin M. Olsen	52	President and Chief Executive Officer
Brian J. Borradaile	46	Senior Vice President, Strategy and Corporate Development
Joseph P. Braun	50	Senior Vice President, General Counsel and Secretary
Jeffrey L. Darby	56	Senior Vice President, Sales and Marketing
David M. Hession	55	Senior Vice President, Chief Financial Officer and Treasurer
Lindsay Hunt	38	President and Chief Executive Officer, Specialty Vehicles
Scott D. Leff	52	Senior Vice President, Chief Human Resources Officer
Donna M. Long	56	Senior Vice President, Chief Information Officer
Eric B. Luftig	50	Senior Vice President, Product
John McKnight	55	President, Heavy Duty
Kevin M. Olsen joined the Company in July 2016 as Senior Vice President and Chief Financial Officer. He became Executive Vice President, Chief Financial Officer in June 2017, President and Chief Operating Officer in August 2018 and President and Chief Executive Officer in January 2019. Prior to joining the Company, Mr. Olsen was Chief Financial Officer of Colfax Fluid Handling, a division of Colfax Corporation, a diversified global manufacturing and engineering company that provides gas and fluid-handling and fabrication technology products and services to commercial and governmental customers around the world, from January 2013 through June 2016. Prior to joining Colfax, he served in progressively responsible management roles at the Forged Products Aero Turbine Division of Precision Castparts Corp, Crane Energy Flow Solutions, a division of Crane Co., Netshape Technologies, Inc., and Danaher Corporation. Prior thereto, Mr. Olsen performed public accounting work at PricewaterhouseCoopers LLP. Mr. Olsen is also a director of Twin Disc, Inc., a publicly traded international manufacturer and worldwide distributor of heavy-duty off-highway and marine power transmission equipment and related products.
Brian J. Borradaile was appointed to serve as the Company’s Senior Vice President, Strategy and Corporate Development in February 2023. Mr. Borradaile previously served as Vice President, Corporate Development when he joined the Company in December 2017. Prior to that time, Mr. Borradaile worked in the automotive, technology, and industrial manufacturing industries, including positions at Aptiv Plc (formerly Delphi Automotive Plc), a leading global technology and mobility architecture company primarily serving the automotive sector, TE Connectivity Ltd., a publicly traded global industrial technology leader, and various private equity companies.
Joseph P. Braun joined the Company in April 2019 as Senior Vice President and General Counsel, and he was appointed Corporate Secretary in May 2019. Prior to joining the Company, Mr. Braun served as Chief Legal Officer and Corporate Secretary of Avantor, Inc., a leading global provider of products and services to customers in the life sciences and advanced technologies and applied materials industries. Prior to joining Avantor, he worked at Tyco International plc (now known as Johnson Controls International plc), a leading global provider of security, fire detection and suppression, and life safety products and services, where he served in positions of increasing responsibility, including, most recently, as Vice President, Mergers &

Acquisitions. Mr. Braun began his legal career in private practice at various law firms, where he advised public and private companies on mergers and acquisitions and securities and corporate governance matters.
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
Lindsay B. Hunt joined the Company in October 2022 as President and Chief Executive Officer, Specialty Vehicles, in connection with the Company’s acquisition of Super ATV, LLC, a leading supplier to the powersports aftermarket (“SuperATV”). Ms. Hunt most recently served as President and Chief Executive Officer of SuperATV, a role that she held beginning in April 2021. Prior to that time, Ms. Hunt served SuperATV in roles of increasing responsibility, including leadership positions in sales and marketing, new product development and operations. Ms. Hunt joined SuperATV in 2009.
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
John McKnight joined the Company in November 2019 as Senior Vice President, Operations and on March 10, 2023, Mr. McKnight was appointed President, Heavy Duty. Prior to joining the Company, he served as Chief Operating Officer of Morgan Corporation, a leading producer of truck and van bodies in North America, from January 2019 to September 2019, and as Chief Operating Officer of Consolidated Glass

Holdings, Inc., a holding company for architectural, security, and custom glass and metal fabrication businesses, from September 2017 to July 2018. Prior to September 2017, Mr. McKnight held various roles with the Colfax Corporation, a diversified global manufacturing and engineering company ﴾“Colfax”﴿, including most recently as Executive Director of its Howden Industrial Fans division. Before Colfax, he held various leadership roles with Danaher, a designer, manufacturer, and marketer of professional, medical, industrial, and commercial products and services.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Our shares of common stock are traded publicly on the NASDAQ Global Select Market under the ticker symbol “DORM.” At February 22, 2024, there were 318 holders of record of our common stock.
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
Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return for our common stock with the cumulative total shareholder return for the NASDAQ US Benchmark Auto Parts index and the NASDAQ Composite Market Index for the period from December 29, 2018 to December 31, 2023.
The NASDAQ US Benchmark Auto Parts index is comprised of 24 public companies and the information was furnished by Zacks Investment Research, Inc. The NASDAQ Composite Market Index is comprised of more than 3,400 public companies and the information was furnished by Zacks Investment Research, Inc. The graph assumes $100 invested on December 29, 2018 in our common stock and each of the indices, and that dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies. The stock price performance shown in the graph is not necessarily indicative of future price performance.
The performance graph and the information set forth therein shall not be deemed to be filed for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference in any filing made by us with the U.S. Securities and Exchange Commission, except as shall be expressly set forth by specific reference in such a filing.

Stock Repurchases
During the three months ended December 31, 2023, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
October 1, 2023 through October 28, 2023	—	$—	—	$227,989,218
October 29, 2023 through November 25, 2023 (1)	48,181	$70.59	47,200	$224,657,203
November 26, 2023 through December 31, 2023 (2)	155,600	$77.76	154,432	$212,655,962
Total	203,781		201,632	$212,655,962
(1)Includes 148 shares withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock awards (“RSAs”) during the period. The RSAs were granted to participants in prior periods pursuant to our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan”). Also includes 833 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 12, "Capital Stock", to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K, the “401(k) Plan”).
(2)Includes 73 shares withheld from participants for income tax withholding purposes in connection with the vesting of RSAs during the period. The RSAs were granted to participants in prior periods pursuant to the 2018 Plan. Also includes 1,095 shares purchased from the 401(k) Plan.
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

ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in PART II, ITEM 8 of this Annual Report on Form 10-K. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve significant risks and uncertainties. See the “Statement Regarding Forward-Looking Statements” above and PART I, ITEM 1A, “Risk Factors” in this Annual Report on Form 10-K for additional information regarding forward-looking statements and the factors that could cause actual results to differ materially from those anticipated in the forward-looking statements. In ITEM 7, we discuss fiscal 2023 and 2022 results and comparisons of fiscal 2023 results to fiscal 2022 results. Discussions of fiscal 2021 results and comparisons of fiscal 2021 results to fiscal 2022 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in PART II, ITEM 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
We are one of the leading suppliers of replacement and upgrade parts in the motor vehicle aftermarket industry, serving passenger cars, light-, medium-, and heavy-duty trucks, as well as specialty vehicles, including utility terrain vehicles (UTVs) and all-terrain vehicles (ATVs). We operate through three business segments: Light Duty, Heavy Duty, and Specialty Vehicle, consistent with the sectors of the motor vehicle aftermarket industry in which we operate. For more information on our segments, refer to Note 8, “Segment Information,” to the Consolidated Financial Statements, included under ITEM 8.
As of December 31, 2023, we marketed approximately 133,000 distinct parts compared to approximately 129,000 as of December 31, 2022, many of which we designed and engineered. This number excludes private label stock keeping units and other variations in how we market, package and distribute our products, includes distinct parts of acquired companies and reflects distinct parts that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private label brands or in bulk. We are one of the leading aftermarket suppliers of parts that were traditionally available to consumers only from OE manufacturers or salvage yards. These parts include, among other parts, leaf springs, intake manifolds, exhaust manifolds, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers, UTV windshields, and complex electronics modules.
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
Prior to October 4, 2022, we operated on a 52-53-week period ending on the last Saturday of the calendar year. Effective October 4, 2022, our Board of Directors approved a change in Dorman’s fiscal year end from the last Saturday in December of each year to December 31 of each year. This change resulted in future years ending on December 31, consistent with fiscal 2022. Our 2023 fiscal year was a 52-week period that ended on December 31, 2023 ("fiscal 2023"). Our 2022 fiscal year was a 53-week period that ended on December 31, 2022 ("fiscal 2022") and our fiscal 2021 was a 52-week period that ended on December 25, 2021 (“fiscal 2021”).
Business Performance Summary
Net sales increased 11% to $1,929.8 million in fiscal 2023 from $1,733.7 million in fiscal 2022. Fiscal 2022 included an additional week, which we estimate contributed $19.2 million in net sales. Net income increased 6% to $129.3 million in fiscal 2023 from $121.5 million in fiscal 2022. Additionally, in fiscal 2023 we generated $208.8 million of cash flows from operations, repaid a total of $159.1 million of outstanding debt obligations, and repurchased 201,632 common shares under our share repurchase program for $15.3 million.
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
In fiscal 2023, we introduced 6,106 new distinct parts to our customers and end-users, including 1,791 “New-to-the-Aftermarket” parts. Please see ITEM 1, “Business – Product Development” for a year-over-year comparison of new product introductions.
One area of focus for the light-duty sector has been our complex electronics program, which capitalizes on the growing number of electronic components being utilized on today’s OE platforms. New vehicles contain an average of approximately 100 electronic modules, with some high-end luxury vehicles exceeding that. Our complex electronics products are designed and developed in-house and tested to help ensure consistent performance, and our product portfolio is focused on further developing our leadership position in the category.
Another area of focus has been on products we market for the heavy-duty sector. We believe that this sector provides many of the same growth opportunities that the light-duty sector has provided us. We specialize in offering parts to this sector that were traditionally only available from OE manufacturers or salvage yards, similar to how we approach the light-duty sector.
Within the specialty vehicle sector, we focus on providing performance parts and accessories, and nondiscretionary repair parts for UTVs and ATVs. We are dedicated to developing better and more innovative materials that will be compatible across a wide variety of makes and models to enhance both the performance and appearance of customers’ vehicles.
Acquisitions
A key component of our strategy is growth through acquisitions. On October 4, 2022, we acquired Super ATV, a leading independent supplier to the powersports aftermarket with a family of highly respected brands spanning functional accessories and upgrades, as well as replacement parts for specialty vehicles. On August 10, 2021, we acquired Dayton Parts, a manufacturer of chassis and other parts designed to serve the heavy-duty vehicle sector of the aftermarket. See Note 2, "Business Acquisitions and Investments" under Notes to Consolidated Financial Statements for additional information. We may acquire businesses in the future to supplement our financial growth, increase our customer base, add to our distribution capabilities or enhance our product development resources, among other reasons.
Industry Factors
The Company’s financial results are also impacted by various industry factors, including, but not limited to the number, age and condition of vehicles in operation at any one time, and the miles driven by those vehicles.
Vehicles in Operation
The Company’s products are primarily purchased and installed on a subsegment of the passenger and light-duty vehicles in operation in the United States (“VIO”), specifically weighted towards vehicles aged 8-to-13-years-old. Each year, the United States seasonally adjusted annual rate (“US SAAR”) of new vehicles purchased adds a new year to the VIO. According to data from the Auto Care Association (“Auto Care”), the US SAAR experienced a decline from 2008 to 2011 as consumers purchased fewer new vehicles as a result of the Great Recession of 2008. We believe that the declining US SAAR during that period resulted in a follow-on decline in our primary VIO subsegment (8-to 13-year-old vehicles) commencing in 2016. However, following

2011 and the impact of the Great Recession of 2008, U.S. consumers began to increase their purchases of new vehicles which over time caused the US SAAR to recover and return to more historical levels. The 8-to-13-year-old vehicle car parc has continued to grow over the past several years, which we expect will expand demand for aftermarket replacement parts as more vehicles remain in operation.
In addition, we believe that vehicle owners generally are operating their current vehicles longer than they did several years ago, performing necessary repairs and maintenance to keep those vehicles well maintained. We believe this trend has supported an increase in VIO, which increased to 295.9 million, a 1% increase in 2023 over 2022. According to data published by Polk, a division of IHS Automotive, the average age of VIO increased to 12.6 years as of October 2023 from 12.4 years as of October 2022.
Miles Driven
The number of miles driven is another important statistic that impacts our business. Generally, as vehicles are driven more miles, the more likely it is that parts will fail and there will be increased demand for replacement parts, including our parts. According to the U.S. Department of Transportation, the number of miles driven through October 2023 increased 2.1% year over year in the light-duty sector. However, global gasoline prices remained high during fiscal 2023 and, if they continue, they may negatively impact miles driven as consumers reduce travel or seek alternative methods of transportation.
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
Discounts, Allowances, and Incentives
We offer a variety of customer discounts, rebates, defective and slow-moving product returns and other incentives. We may offer cash discounts for paying invoices in accordance with the specified discount terms of the invoice. In addition, we may offer pricing discounts based on volume purchased from us or other pricing discounts related to programs under a customer’s agreement. These incentives can be in the form of “off-invoice” discounts that are immediately deducted from sales at the time of sale. For those customers that choose to receive their incentives on a quarterly or annual basis instead of “off-invoice,” we provide rebates and accrue for such incentives as the related sales are made and reduce sales accordingly. Finally, rebates and discounts are provided to customers to support promotional activities such as advertising and sales force allowances.
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
Product Warranty and Overstock Returns
We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products in the light- and medium-duty parts categories, with more limited warranties for our heavy-duty and specialty vehicle products. In addition to warranty returns, we may permit our customers to return new, undamaged products to us within customer-specific limits if they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency and average cost of the claim and the probability of the customer return. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Revision to these estimates is made when necessary, based upon changes in these factors. We regularly study trends of such claims.
Foreign Currency
Many of our products and related raw materials and components are purchased from suppliers in a variety of non-U.S. countries. The products generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. dollar and various foreign currencies between the time of execution of the purchase order and payment for the product.
To the extent that the U.S. dollar changes in value relative to those foreign currencies in the future, the prices charged by our suppliers for goods under new purchase orders may change in equivalent U.S. dollars. The largest portion of our overseas purchases comes from China. The Chinese yuan to U.S. dollar exchange rate has fluctuated over the past several years. Any future changes in the value of the Chinese yuan relative to the U.S. dollar may result in a change in the cost of goods that we purchase from China. However, the cost of the goods we procure is also affected by other factors, including raw material availability, labor cost, tariffs and transportation costs.
We have operations located outside the United States with various functional currencies. Because our consolidated financial statements are denominated in U.S. dollars, the assets, liabilities, net sales, and expenses that are denominated in currencies other than the U.S. dollar must be converted into U.S. dollars using exchange rates for the current period. As a result, fluctuations in foreign currency exchange rates may impact our financial results.
Impact of Labor Market and Inflationary Costs
We have experienced broad-based inflationary impacts during the year ended December 31, 2023, due primarily to global transportation and logistics constraints, which have resulted in significantly higher transportation costs; tariffs; material costs; and wage inflation from an increasingly competitive labor market. Higher labor costs and material inflation costs may continue to negatively impact our results in the future, despite signs of global supply chain constraints easing. We attempt to offset inflationary pressures with cost-saving initiatives, price increases to customers and the use of alternative suppliers. There can be no assurance that we will be successful in implementing pricing increases in the future to recover increased inflationary costs.
Impact of Interest Rates
Our business is subject to interest rate risk under the terms of our customer accounts receivable sales programs, as a change in the Term Secured Overnight Financing Rate (“Term SOFR”) or alternative discount rate affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our credit facility bear interest at variable rates tied to Term SOFR or the applicable base rate. Under the terms of the credit facility, a change in interest rates affects the rate at which we can borrow funds thereunder and also impacts the interest cost on existing borrowings. Interest rates may hold steady at their current rates for prolonged periods or may increase in the future, resulting in increased costs associated with our accounts receivable sales programs and outstanding borrowings.
Impact of Tariffs
In the third quarter of 2018, the Office of the United States Trade Representative (USTR) began imposing additional tariffs on products imported from China, including many of our products, ranging from 7.5% to 25%. The tariffs enacted to date increase the cost of many of the products that are manufactured for us in China. We have taken several actions to mitigate the impact of the tariffs including, but not limited to, price increases to our customers and cost concessions from our suppliers. We expect to continue mitigating the impact of tariffs primarily through, among other things, diversification of suppliers across geographies and selling price increases to offset the higher tariffs incurred. Tariffs are not expected to have a material impact on our net income but are expected to increase net sales and lower our gross and operating profit margins.
In January 2020, the USTR granted temporary tariff relief for certain categories of products being imported from China. The tariff relief granted by the USTR expired on most categories of products being imported from China at the end of 2020. However, in March 2022, the USTR reinstated tariff relief for certain categories of products imported from China. The reinstated tariff relief applies retroactively to October 12, 2021 and is scheduled to expire on May 31, 2024. The reinstated tariff relief applies to a limited number of our products and is not expected to materially impact our operating results.
Results of Operations
The following table sets forth, for the periods indicated, the dollar value and percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	For the Fiscal Year Ended
(in thousands, except percentage data)	December 31, 2023		December 31, 2022
Net sales	$1,929,788	100.0%	$1,733,749	100.0%
Cost of goods sold	1,244,365	64.5%	1,169,299	67.4%
Gross profit	685,423	35.5%	564,450	32.6%
Selling, general and administrative expenses	470,663	24.4%	393,402	22.7%
Income from operations	214,760	11.1%	171,048	9.9%
Interest expense, net	48,061	2.5%	15,582	0.9%
Other income, net	(1,804)	(0.1)%	(735)	-0.0%
Income before income taxes	168,503	8.7%	156,201	9.0%
Provision for income taxes	39,244	2.0%	34,652	2.0%
Net income	$129,259	6.7%	$121,549	7.0%
*Percentage of sales information may not add due to rounding
Fiscal Year Ended December 31, 2023 Compared to Fiscal Year Ended December 31, 2022
Net sales increased 11% to $1,929.8 million in fiscal 2023 from $1,733.7 million in fiscal 2022. The increase in net sales reflected the addition of SuperATV in October 2022, price increases to offset inflation, and higher volume including the introduction of new products to market, partially offset by an additional week in fiscal 2022, which we estimate increased fiscal 2022 net sales by $19.2 million. Net sales growth for the year ended December 31, 2023 excluding the incremental period of SuperATV net sales was 2%.
Gross profit margin was 35.5% of net sales in fiscal 2023 compared to 32.6% of net sales in fiscal 2022. The increase in gross margin as a percentage of net sales was primarily due to the addition of SuperATV, which has a higher gross margin percentage than the Company average, cost saving initiatives, and pricing actions taken to offset inflation, partially offset by the sell-through of high-cost inventory purchased in 2022 that was impacted by inflationary costs.
Selling, general and administrative ("SG&A") expenses were $470.7 million, or 24.4% of net sales, in fiscal 2023 compared to $393.4 million, or 22.7% of net sales, in fiscal 2022. The increase in SG&A expenses as a percentage of net sales was primarily due to the impact of higher interest rates on our customer accounts receivable factoring programs and the addition of SuperATV, which has higher SG&A expenses as a percentage of net sales than the Company average. The increase was also impacted by higher amortization of intangible assets, and a charge recorded related to a customer bankruptcy filing, partially offset by a decrease in the fair value estimate of a contingent consideration obligation for a potential earnout payment on a previous acquisition in the year ended December 31, 2023.
Our effective tax rate increased to 23.3% in fiscal 2023 from 22.2% in fiscal 2022. The increase in the effective tax rate was primarily due to the effect of foreign operations and a favorable discrete benefit recorded in fiscal 2022.

Segment Operating Results
Segment operating results were as follows:

	For the Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Net Sales:
Light Duty	$1,462,474	$1,425,892
Heavy Duty	256,913	258,215
Specialty Vehicle	210,401	49,642
Total	$1,929,788	$1,733,749

Segment income from operations:
Light Duty	187,159	169,579
Heavy Duty	14,505	29,738
Specialty Vehicle	31,618	8,537
Total	$233,282	$207,854
Light Duty
Light Duty net sales increased 3% to $1,462.5 million in fiscal 2023 from $1,425.9 million in fiscal 2022. The increase in net sales reflected price increases to offset inflation, and higher volume including the introduction of new products to market, partially offset by an additional week in fiscal 2022, which we estimate increased fiscal 2022 Light Duty net sales by $16.8 million.
Light Duty segment income from operations as a percentage of net sales increased to 12.8% in fiscal 2023 from 11.9% in fiscal 2022. This increase was primarily driven by pricing increases and cost savings initiatives to offset inflation.
Heavy Duty
Heavy Duty net sales decreased 1% to $256.9 million in fiscal 2023 from $258.2 million in fiscal 2022. The decrease in net sales was primarily due to lower trucking demand in fiscal 2023 which reduced the demand for replacement parts. Additionally, fiscal 2022 included higher volumes as customers restocked inventories coming out of the global pandemic and supply chain pressures began to ease.
Heavy Duty segment income from operations as a percentage of net sales decreased to 5.6% in fiscal 2023 from 11.5% in fiscal 2022. This decrease was primarily driven by the sell through of high-cost inventory that was purchased during peak inflationary times, partially offset by cost savings initiatives and pricing actions implemented.
Specialty Vehicle
Specialty Vehicle net sales were $210.4 million in fiscal 2023 compared to $49.6 million in fiscal 2022. The increase in net sales was due to inclusion of a full-year results in fiscal 2023 whereas fiscal 2022 only included results following our acquisition of SuperATV in October 2022.
Specialty Vehicle segment income from operations as a percentage of net sales decreased to 15.0% in fiscal 2023 from 17.2% in fiscal 2022. This decrease was primarily driven by product mix.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by certain customers. Cash and cash equivalents at December 31, 2023 decreased to $36.8 million from $46.0 million at December 31, 2022. Working capital was $686.6 million at December 31, 2023 compared to $590.8 million at December 31, 2022. Shareholders’ equity was $1,168.2 million at December 31, 2023 and $1042.6 million at December 31, 2022.

Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, higher interest rates, the outcome of contingencies or other factors. See Note 10, “Commitments and Contingencies”, in the accompanying consolidated financial statements for additional information regarding commitments and contingencies that may affect our liquidity.
At December 31, 2023, our long-term cash requirements under our various contractual obligations include non-cancellable operating leases and outstanding borrowings under our credit agreement as follows:
•Operating leases – total obligations under non-cancellable operating leases were $124.0 million, with $21.1 million due over the next twelve months. Refer to Note 5, “Leases”, in the accompanying consolidated financial statements for additional information regarding our leases.
•Credit agreement – total obligations under our credit agreement were $577.1 million, with $15.6 million due over the next twelve months. Refer to Note 7, “Long-Term Debt”, in the accompanying consolidated financial statements for additional information regarding our credit agreement.
Tariffs
Tariffs increase our use of cash since we pay for the tariffs upon the arrival of our goods in the United States but collect the cash on any passthrough price increases from our customers on a delayed basis according to the payment terms negotiated with our customers.
Payment Terms and Accounts Receivable Sales Programs
Over the past several years, we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash. Where available and when we deem appropriate, we participate in accounts receivable sales programs with several customers that allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment term extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash upfront than if we collected those accounts receivable ourselves in due course, resulting in accounts receivable factoring costs. Moreover, since these accounts receivable sales programs bear interest at rates tied to the Term SOFR or other reference rates, increases in these applicable rates increase our cost to sell our receivables and reduce the amount of cash we receive. See ITEM 7A, “Quantitative and Qualitative Disclosures about Market Risk” for more information. Further extensions of customer payment terms would result in additional uses of cash or increased costs associated with the sales of accounts receivable.
During fiscal 2023 and fiscal 2022, we sold approximately $949.5 million and $1,048.7 million, respectively, under these programs. If receivables had not been sold, $526.4 million and $722.3 million of additional receivables would have been outstanding at December 31, 2023 and December 31, 2022, respectively, based on standard payment terms. We had capacity to sell more accounts receivable under these programs if the needs of the business warranted. Further extensions of customer payment terms would result in additional uses of cash or increased costs associated with the sales of accounts receivable.
During the years ended December 31, 2023 and December 31, 2022, factoring costs associated with these accounts receivable sales programs were $50.2 million and $37.2 million, respectively. The increase in factoring costs year over year was primarily driven by higher Term SOFR and other reference rates, partially offset by lower accounts receivable sold under these programs.
Credit Agreement
On August 10, 2021, in connection with the acquisition of Dayton Parts, we entered into a credit agreement that provided for a $600.0 million revolving credit facility, including a letter of credit sub-facility of up to $60.0 million (the “2021 Facility”). The 2021 Facility replaced our previous $100.0 million revolving credit facility. The 2021 Facility was scheduled to mature on August 10, 2026, was guaranteed by the

Company’s material domestic subsidiaries (together with the Company, the “Credit Parties”) and was supported by a security interest in substantially all of the Credit Parties’ personal property and assets, subject to certain exceptions.
On October 4, 2022, Dorman entered into an amendment and restatement of the 2021 Facility (as amended and restated, the “New Facility”) by and among Dorman, the lenders from time to time party thereto, and the administrative agent. In addition to including the existing $600.0 million revolving credit facility, the New Facility includes a $500.0 million term loan, which was used to fund the SuperATV acquisition. The New Facility (including the revolving portion of the New Facility) matures on October 4, 2027, is guaranteed by the Credit Parties and is supported by a security interest in substantially all of the Credit Parties’ personal property and assets, subject to certain exceptions.
As of December 31, 2023, we were not in default with respect to the New Facility. As of December 31, 2023, there was $92.8 million in outstanding borrowings under the revolver, and $484.4 million in outstanding borrowings under the term loan portions of the New Facility, and as of such date we had outstanding letters of credit for $1.3 million in the aggregate. Net of outstanding borrowings and letters of credit, we had $505.9 million available under the New Facility at December 31, 2023.
Refer to Note 2, “Business Acquisitions and Investments,” in the Notes to the Consolidated Financial Statements for additional information.
Refer to Note 7, "Long-Term Debt" under Notes to Consolidated Financial Statements for additional information regarding the New Facility
Cash Flows
Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	For the Fiscal Year Ended
(in thousands)	December 31, 2023	December 31, 2022
Cash provided by operating activities	$208,758	$41,688
Cash used in investing activities	(43,901)	(526,839)
Cash (used in) provided by financing activities	(174,109)	472,496
Effect of foreign exchange on cash and cash equivalents	32	(93)
Net decrease in cash and cash equivalents	$(9,220)	$(12,748)
During fiscal 2023, cash provided by operating activities was $208.8 million compared to $41.7 million during fiscal 2022. The $167.1 million increase was driven by cash inflows for working capital versus cash outflows from working capital in the prior year period, primarily from the reduction of inventory, as well as higher income.
Investing activities used $43.9 million and $526.8 million of cash in fiscal 2023 and 2022, respectively.
•During fiscal 2022, we used $489.0 million to acquire SuperATV, net of cash acquired.
•Capital spending totaled $44.0 million and $37.0 million in fiscal 2023 and 2022, respectively. The increase in capital spending is primarily due to the inclusion of a full year of SuperATV spending compared to a partial year in fiscal 2022 following its acquisition in October 2022.
Financing activities used cash of $174.1 million in fiscal 2023 and provided cash of $472.5 million in fiscal 2022.
•During fiscal 2023, we repaid $146.6 million of outstanding borrowings under our revolving credit facility, and $12.5 million of our term loan balance under our credit agreement.
•During fiscal 2023, we paid $15.3 million to repurchase 201,632 common shares under our share repurchase plan.

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
We may issue standby letters of credit under our credit agreement. Letters of credit totaling $1.3 million and $1.0 million were outstanding at December 31, 2023 and 2022, respectively. Those letters of credit are issued primarily to satisfy the requirements of workers compensation, general liability and other insurance policies. Each of the outstanding letters of credit has a one-year term from the date of issuance.
We do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, revenues, expenses, cash flows, results of operations, liquidity, capital expenditures or capital resources.
Related-Party Transactions
During fiscal 2022 and a portion of fiscal 2023, we had two non-cancelable operating leases for operating facilities from entities in which Steven L. Berman, our Non-Executive Chairman, and his family members were owners. Total annual rental payments each year to those entities under the lease arrangements were $2.9 million and $2.5 million in fiscal 2023 and fiscal 2022, respectively. On December 1, 2023, one of the leases was assumed by a third-party purchaser in connection with a sale of the underlying property to the third party.
During fiscal 2023 and for a portion of fiscal 2022, we leased our facilities in Madison, IN and Shreveport, LA, from entities in which Lindsay Hunt, our President and Chief Executive Officer, Specialty Vehicles, and certain of her family members are owners. Each lease is a non-cancelable operating lease. Total rental payments to those entities under these lease arrangements were $2.6 million in fiscal 2023 and $0.5 million in fiscal 2022. The leases for our operating facilities in Madison, IN and Shreveport, LA were renewed in October 2022 in connection with the acquisition of SuperATV and will expire on October 31, 2027.
During fiscal 2023 and for a portion of fiscal 2022, we had a warehouse storage and services agreement with a counterparty that is majority-owned by a family member of Ms. Lindsay Hunt, our President and Chief Executive Officer, Specialty Vehicle. The agreement provides for indoor storage space and material handling services at agreed-upon rates. Total payments under the arrangement were $0.2 million in fiscal 2023 and less than $0.1 million in fiscal 2022. The agreement was signed in October 2020 and expired in October 2023, but was extended on a month-to-month basis.
We are a partner in a joint venture with one of our suppliers and own minority interest investments in two other suppliers. Purchases from these companies were $22.7 million and $24.9 million in fiscal 2023 and fiscal 2022, respectively.

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
Purchase Accounting. The purchase price of an acquired business is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with any excess recorded as goodwill. Such fair market value assessments require judgments and estimates which may change over time and may cause the final amounts to differ materially from original estimates. Any adjustments to fair value assessments are recorded to goodwill over the purchase price allocation period which cannot exceed twelve months from the date of acquisition. Refer to Note 2, "Business Acquisitions and Investments”, in the accompanying consolidated financial statements for additional information.
Recently Issued Accounting Pronouncements
Refer to Note 1, “Summary of Significant Accounting Policies” in the accompanying consolidated financial statements for additional information on recently issued accounting pronouncements.
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
Under the terms of our customer-sponsored programs to sell accounts receivable, a change in the reference rate would affect the amount of financing costs we incur, and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in Term SOFR or the discount rates on the accounts receivable sales programs would have increased our factoring costs and reduced the amount of cash we would have received by approximately $7.9 million, $8.7 million and $6.7 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
Under the terms of our New Facility, a change in the reference rate or the lender’s base rate would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the reference rate or base rate would have increased our interest expense on our variable rate debt under our credit agreement by approximately $6.8 million, $2.4 million and $1.1 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
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

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Accrual for customer credits for defective product returns
As disclosed in Notes 1 and 12 to the consolidated financial statements, the Company estimates customer credits for defective product returns and other items. The accrual for customer credits to be issued for defective product returns includes assumptions about the length of time between when a sale occurs and a credit is issued. The provision for customer credits is reflected in the consolidated financial statements as a reduction from gross sales and accruals for customer credits are a portion of accrued customer rebates and returns. At December 31, 2023, accrued customer rebates and returns were $204.5 million.
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
Philadelphia, Pennsylvania
February 28, 2024

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended
(in thousands, except per share data)	December 31, 2023	December 31, 2022	December 25, 2021
Net sales	$1,929,788	$1,733,749	$1,345,249
Cost of goods sold	1,244,365	1,169,299	882,333
Gross profit	685,423	564,450	462,916
Selling, general and administrative expenses	470,663	393,402	291,365
Income from operations	214,760	171,048	171,551
Interest expense, net	48,061	15,582	2,162
Other income, net	(1,804)	(735)	(377)
Income before income taxes	168,503	156,201	169,766
Provision for income taxes	39,244	34,652	38,234
Net income	$129,259	$121,549	$131,532
Other comprehensive income:
Change in foreign currency translation adjustment	$713	$(1,863)	$(1,440)
Comprehensive Income	$129,972	$119,686	$130,092

Earnings per share:
Basic	$4.11	$3.87	$4.13
Diluted	$4.10	$3.85	$4.12
Weighted average shares outstanding:
Basic	31,455	31,434	31,810
Diluted	31,533	31,543	31,961
See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$36,814	$46,034
Accounts receivable, less allowance for doubtful accounts of $3,518 and $1,363	526,867	427,385
Inventories	637,375	755,901
Prepaids and other current assets	32,653	39,800
Total current assets	1,233,709	1,269,120
Property, plant and equipment, net	160,113	148,477
Operating lease right-of-use assets	103,476	109,977
Goodwill	443,889	443,035
Intangible assets, net	301,556	322,409
Other assets	49,664	48,768
Total assets	$2,292,407	$2,341,786
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$176,664	$179,819
Accrued compensation	23,971	19,490
Accrued customer rebates and returns	204,495	192,116
Revolving credit facility	92,760	239,363
Current portion of long-term debt	15,625	12,500
Other accrued liabilities	33,636	35,007
Total current liabilities	547,151	678,295
Long-term debt	467,239	482,464
Long-term operating lease liabilities	91,262	98,221
Other long-term liabilities	9,627	28,349
Deferred tax liabilities, net	8,925	11,826
Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 31,299,770 and 31,430,632 shares in 2023 and 2022, respectively	313	314
Additional paid-in capital	101,045	88,750
Retained earnings	1,069,435	956,870
Accumulated other comprehensive loss	(2,590)	(3,303)
Total shareholders' equity	1,168,203	1,042,631
Total liabilities and shareholders' equity	$2,292,407	$2,341,786
See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 26, 2020	32,168,740	$322	$64,085	$789,152	$—	$853,559
Exercise of stock options	41,700	—	2,455	—	—	2,455
Compensation expense under incentive stock plan	—	—	8,228	—	—	8,228
Purchase and cancellation of common stock	(617,080)	(6)	(1,111)	(61,639)	—	(62,756)
Issuance of non-vested stock, net of cancellations	28,914	—	3,261	—	—	3,261
Other stock-related activity, net of tax	(14,765)	—	533	(2,636)	—	(2,103)
Other comprehensive loss	—	—	—	—	(1,440)	(1,440)
Net income	—	—	—	131,532	—	131,532
Balance at December 25, 2021	31,607,509	316	77,451	856,409	(1,440)	932,736
Exercise of stock options	18,515	—	1,046	—	—	1,046
Compensation expense under incentive stock plan	—	—	9,370	—	—	9,370
Purchase and cancellation of common stock	(203,765)	(2)	(367)	(19,565)	—	(19,934)
Issuance of non-vested stock, net of cancellations	27,224	—	2,032	—	—	2,032
Other stock-related activity, net of tax	(18,851)	—	(782)	(1,523)	—	(2,305)
Other comprehensive loss	—	—	—	—	(1,863)	(1,863)
Net income	—	—	—	121,549	—	121,549
Balance at December 31, 2022	31,430,632	314	88,750	956,870	(3,303)	1,042,631
Exercise of stock options	17,489	—	1,167	—	—	1,167
Compensation expense under incentive stock plan	—	—	11,484	—	—	11,484
Purchase and cancellation of common stock	(215,410)	(2)	(387)	(16,104)	—	(16,493)
Issuance of non-vested stock, net of cancellations	93,437	1	1,985	—	—	1,986
Other stock-related activity, net of tax	(26,378)	—	(1,954)	(590)	—	(2,544)
Other comprehensive loss	—	—	—	—	713	713
Net income	—	—	—	129,259	—	129,259
Balance at December 31, 2023	31,299,770	$313	$101,045	$1,069,435	$(2,590)	$1,168,203
See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
(in thousands)	December 31, 2023	December 31, 2022	December 25, 2021
Cash Flows from Operating Activities:
Net income	$129,259	$121,549	$131,532
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	54,729	44,677	35,193
Provision for doubtful accounts	4,592	86	181
Benefit from deferred income taxes	(2,960)	(5,880)	(11,970)
Provision for stock-based compensation	11,484	9,370	8,228
Fair value adjustment to contingent consideration	(20,468)	—	—
Payment of contingent consideration	—	(120)	(2,418)
Changes in assets and liabilities:
Accounts receivable	(104,020)	48,479	10,918
Inventories	118,606	(133,790)	(153,823)
Prepaids and other current assets	15,324	(11,150)	(2,680)
Other assets	(4,931)	(28)	(5,004)
Accounts payable	(3,138)	(5,542)	47,000
Accrued customer rebates and returns	12,372	2,433	31,275
Accrued compensation and other liabilities	(2,091)	(28,396)	11,906
Cash provided by operating activities	208,758	41,688	100,338
Cash Flows from Investing Activities:
Acquisitions, net of cash acquired	67	(488,956)	(345,483)
Property, plant and equipment additions	(43,968)	(37,883)	(19,840)
Cash used in investing activities	(43,901)	(526,839)	(365,323)
Cash Flows from Financing Activities:
Proceeds of revolving credit line	—	10,000	252,360
Payments of revolving credit line	(146,600)	(10,000)	(13,000)
Proceeds of long-term debt	—	500,000	—
Payments of long-term debt	(12,500)	(3,125)	—
Payment of contingent consideration	—	(1,705)	(7,982)
Payment of debt issuance costs	—	(3,918)	(4,215)
Proceeds from exercise of stock options	1,167	1,046	2,455
Purchase and cancellation of common stock	(15,709)	(19,934)	(62,649)
Other stock-related activity	(467)	132	1,266
Cash (used in) provided by financing activities	(174,109)	472,496	168,235
Effect of exchange rate changes on Cash and Cash Equivalents	32	(93)	(44)
Net (Decrease) Increase in Cash and Cash Equivalents	(9,220)	(12,748)	(96,794)
Cash and Cash Equivalents, Beginning of Period	46,034	58,782	155,576
Cash and Cash Equivalents, End of Period	$36,814	$46,034	$58,782
Supplemental Cash Flow Information
Cash paid for interest expense	$49,507	$11,647	$1,782
Cash paid for income taxes	$35,465	$62,861	$46,225
See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
1. Summary of Significant Accounting Policies
Dorman Products, Inc. ("Dorman", the "Company", “we”, “us”, or “our”) is a supplier of replacement and upgrade parts in the motor vehicle aftermarket industry, serving passenger cars, light-, medium-, and heavy-duty trucks as well as specialty vehicles, including utility terrain vehicles (UTVs) and all-terrain vehicles (ATVs). We operate through three business segments: Light Duty, Heavy Duty, and Specialty Vehicle, consistent with the sectors of the motor vehicle aftermarket industry in which we operate. For more information on our segments, refer to Note 8, "Segment Information" to the Consolidated Financial Statements.
Effective October 4, 2022, the Company's Board approved a change in Dorman’s fiscal year end from the last Saturday in December of each year to December 31 of each year, to commence with the fiscal year ending on December 31, 2022.
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
Sales of Accounts Receivable. We have entered into several customer-sponsored programs administered by unrelated financial institutions that permit us to sell certain accounts receivable at discounted rates to the financial institutions. Transactions under these programs were accounted for as sales of accounts receivable and were removed from our Consolidated Balance Sheet at the time of the sales transactions. Sales of accounts receivable under these agreements, and related factoring costs, which were including in selling, general and administrative expenses, were as follows:

(in thousands)	December 31, 2023	December 31, 2022	December 25, 2021
Sales of accounts receivable	$949,517	$1,048,671	$935,770
Factoring costs	$50,231	$37,188	$11,704
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
Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. For the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount (“Step 0”). If through the Step 0 test we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount or if the Company elects to not perform Step 0), then we would perform a quantitative test (“Step 1”) to determine whether an impairment charge was necessary. During fiscal 2023, we elected to perform a Step 1 test of our goodwill for the dual purpose of assessing goodwill for impairment and reallocating goodwill to reporting units, using a representative fair value allocation, as part of reorganizing our reporting structure. See Note 8, "Segment Information" for additional information on the reorganization of our reporting structure. During fiscal 2022, we assessed the qualitative factors which could affect the fair values of our reporting units. For both fiscal 2023 and fiscal 2022, we determined that it was not more likely than not that the fair value of our reporting units were less than their carrying amounts.
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
Long-term core inventory was $20.0 million and $19.8 million as of December 31, 2023 and December 31, 2022, respectively. Long-term core inventory is recorded at the lower of cost or net realizable value. Cost is determined based on actual purchases of core inventory. We believe that the most appropriate classification of core inventory is a long-term asset. According to guidance provided under the Financial Accounting Standards Board ("FASB") Accounting Standards Codification, current assets are defined as “assets or resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” The determination of the long-term classification is based on our view that the value of the cores is not expected to be consumed or realized in cash during our normal annual operating cycle.
We have investments that we account for according to the equity method of accounting. The total book value of these investments was $10.8 million and $9.4 million at December 31, 2023 and December 31, 2022, respectively. These investments provided $5.7 million, $5.5 million and $4.6 million of income during fiscal 2023, fiscal 2022, and fiscal 2021, respectively, and were included in the Light Duty segment income from operations. Additionally, we have an investment that we account for according to the cost method of accounting. The carrying book value of this investment was $5.0 million as of both December 31, 2023 and December 31, 2022.
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
Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $32.3 million, $24.8 million and $23.1 million have been recorded in selling, general and administrative expenses in the Consolidated Statements of Operations for fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
Stock-Based Compensation. At December 31, 2023, we had awards outstanding under a stock-based employee compensation plan, which is described more fully in Note 13, "Capital Stock." We record compensation expense for all awards granted. The value of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) issued was based on the fair value of our common stock on the grant date. The fair value of performance-based RSUs, for which the performance measure is total shareholder return, is determined using a Monte Carlo simulation model. The fair value of stock options granted is determined using the Black-Scholes option valuation model on the grant date.
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
Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines that limit the amount that may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our 4 largest customers accounted for 74% and 69% of net accounts receivable as of December 31, 2023 and December 31, 2022, respectively. We continually monitor the credit terms and credit limits for these and other customers.
In fiscal 2023 and fiscal 2022, approximately 70% and 64%, respectively, of our products were purchased from suppliers in a variety of non-U.S. countries, with the largest portion of our overseas purchases being made in China.
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

Recent Accounting Pronouncements. In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures. The ASU requires additional disclosures about reportable segments’ significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU expands disclosures in the income tax rate reconciliations table and cash taxes paid and is effective for annual periods beginning after December 15, 2024.
We expect to implement these new standards by their effective dates, and do not expect their adoption to have an impact on our results of operations, financial condition or cash flows.
2. Business Acquisitions and Investments
Super ATV, LLC (“SuperATV”)
On October 4, 2022, Dorman acquired 100% of the issued and outstanding equity interests of SuperATV (the “Transaction”), for aggregate consideration of $509.8 million (net of $6.8 million cash acquired), plus a potential earn-out payment to the sellers of SuperATV not to exceed $100 million in the aggregate, subject to the achievement by SuperATV of certain revenue and gross margin targets in the years ended December 31, 2023 and December 31, 2024. See Note 11, "Commitments and Contingencies," for additional information on contingent consideration associated with the Transaction. In the year ended December 31, 2023, we received $0.3 million in cash as proceeds from the closing net working capital adjustments. SuperATV is a leading independent supplier to the powersports aftermarket with a family of highly respected brands spanning functional accessories and upgrades, as well as replacement parts for specialty vehicles.
The Transaction was funded in cash through the refinancing of our existing credit facility discussed further in Note 7, "Long-Term Debt."
The Transaction was accounted for as a business combination under the acquisition method of accounting. We have allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. Our purchase price allocation for SuperATV assets acquired and liabilities assumed was complete as of September 30, 2023.

The table below details the fair values of the assets acquired and the liabilities assumed at the acquisition date:

(in thousands)
Accounts receivable	$3,317
Inventories	90,428
Prepaids and other current assets	5,293
Property, plant and equipment	23,776
Goodwill	247,474
Identifiable intangible assets	157,500
Operating lease right-of-use assets	11,661
Other Assets	3,001
Accounts payable	(7,436)
Accrued compensation	(2,086)
Accrued customer rebates and returns	(1,609)
Other current liabilities	(8,726)
Long-term operating lease liabilities	(9,508)
Other long-term liabilities	(3,307)
Net cash consideration	509,778
The valuation of the intangible assets acquired, and related amortization periods are as follows:

(in thousands)	Fair Value	Amortization Period (in years)
Product portfolio	82,500	15
Trade names	48,400	20
Customer relationships	26,600	15
Total	$157,500
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
As of December 31, 2023, the total amount of goodwill resulting from the SuperATV acquisition that is expected to be deductible for tax purposes is estimated at $400.5 million.
The financial results of the Transaction have been included in the consolidated financial statements from the date of acquisition. The net sales and net income of SuperATV included in the consolidated financial statements for the fiscal year ended December 31, 2022 were $49.6 million and $2.3 million, respectively.
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

	For the Year Ended
(in thousands, except per share data, unaudited)	December 31, 2022	December 25, 2021
Net sales	$1,888,379	$1,556,360
Net income	$130,375	$143,419
Diluted earnings per share	$4.13	$4.49
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
The acquisition was funded by cash on hand as well as through the refinancing of our revolving credit facility discussed further in Note 7, "Long-Term Debt."
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
The financial results of the acquisition have been included in the consolidated financial statements from the date of acquisition. The net sales and net income of Dayton Parts included in the consolidated financial statements for the fiscal year ended December 25, 2021 were $78.0 million and $0.0 million, respectively.
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

For the Year Ended
(in thousands, except per share data, unaudited)	December 25, 2021
Net sales	$1,468,415
Net income	$147,090
Diluted earnings per share	$4.60
The fiscal 2021 unaudited pro forma net income set forth above was adjusted to exclude the impact of acquisition date fair value adjustments to inventory, and to also remove acquisition-related transaction costs.
3. Inventories
Inventories were as follows:

(in thousands)	December 31, 2023	December 31, 2022
Raw materials	$29,750	$34,267
Bulk product	211,805	234,871
Finished product	387,668	478,032
Packaging materials	8,152	8,731
Total	$637,375	$755,901

4. Property, Plant and Equipment
Property, plant and equipment include the following:

(in thousands)	December 31, 2023	December 31, 2022
Buildings	$62,434	$59,980
Machinery, equipment and tooling	208,086	184,184
Furniture, fixtures and leasehold improvements	17,083	12,225
Software and computer equipment	113,148	100,814
Total	400,751	357,203
Less-accumulated depreciation and amortization	(240,638)	(208,726)
Property, plant and equipment, net	$160,113	$148,477
Depreciation and amortization expenses associated with property, plant, and equipment were $31.9 million, $28.6 million, and $26.3 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
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
Operating leases are included in the right-of-use lease assets, other current liabilities and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. The incremental borrowing rate is not commonly quoted and is derived through a combination of inputs including our credit rating and the impact of full collateralization. The incremental borrowing rate is based on our collateralized borrowing capabilities over a similar term to the lease payments. We utilized the consolidated group borrowing rate for all leases as we operate a centralized treasury operation. Operating lease payments are recognized on a straight-line basis over the lease term. We had no material finance leases as of December 31, 2023 or December 31, 2022.
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
As of December 31, 2023 and December 31, 2022 there were no material variable lease costs or sublease income. Cash paid for operating leases was $21.2 million, $16.8 million and $9.2 million during fiscal

2023, fiscal 2022 and fiscal 2021, respectively, which are classified in operating activities on the Consolidated Statements of Cash Flows. The following table summarizes the lease expense:

	For the Year Ended
(in thousands)	December 31, 2023	December 31, 2022	December 25, 2021
Operating lease expense	$21,747	$17,340	$9,549
Short-term lease expense	7,169	5,838	3,172
Total lease expense	$28,916	$23,178	$12,721
Supplemental balance sheet information related to our operating leases is as follows:

(in thousands)	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$103,476	$109,977

Other accrued liabilities	$16,917	$15,912
Long-term operating lease liabilities	91,262	98,221
Total operating lease liabilities	$108,179	$114,133

Weighted average remaining lease term (years)	6.85	7.76
Weighted average discount rate	4.20%	3.91%
The following table summarizes the maturities of our lease liabilities for all operating leases as of December 31, 2023:

(in thousands)	December 31, 2023
2024	$21,061
2025	19,785
2026	19,659
2027	17,802
2028	11,705
Thereafter	34,003
Total lease payments	124,015
Less: Imputed interest	(15,836)
Present value of lease liabilities	$108,179

6. Goodwill and Intangible Assets
Goodwill
Goodwill included the following:

(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Consolidated
Balance at December 25, 2021	$—	$—	$—	$197,332
Goodwill acquired	—	—	—	247,247
Foreign currency translation	—	—	—	(1,544)
Balance at December 31, 2022	—	—	—	443,035
Measurement period adjustments	—	—	—	233
Reporting structure reorganization (see Note 8)	313,704	56,637	72,309	—
Foreign currency translation	—	—	—	621
Balance at December 31, 2023	$313,704	$56,637	$72,309	$443,889

Intangible Assets
Intangible assets, subject to amortization, included the following:

		December 31, 2023			December 31, 2022
Intangible assets subject to amortization	Weighted Average Amortization Period (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(dollars in thousands)
Customer relationships	16.2	$175,430	$31,678	$143,752	$175,430	$21,643	$153,787
Trade names	14.9	67,690	10,676	57,014	67,690	6,370	61,320
Product Portfolio	14.6	107,800	9,720	98,080	107,800	2,953	104,847
Technology	4.7	2,167	1,069	1,098	2,167	820	1,347
Patents and Other	6.6	2,230	618	1,612	1,430	322	1,108
Total		$355,317	$53,761	$301,556	$354,517	$32,108	$322,409
Amortization expense associated with intangible assets was $22.1 million, $14.2 million and $6.5 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The estimated future amortization expense for intangible assets as of December 31, 2023, is summarized as follows:

(in thousands)
2024	$22,131
2025	21,998
2026	20,867
2027	20,178
2028	20,004
Thereafter	196,378
Total	$301,556
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
Borrowings under the New Facility bear interest at a rate per annum equal to, at our option, either a term Secured Overnight Financing Rate (“Term SOFR”) (subject to a 0.00% floor) or a base rate (as defined in the New Facility), in each case plus an applicable margin of, initially (i) in the case of Term SOFR loans, 1.50% or (ii) in the case of base rate loans, 0.50%. The applicable margin for (i) base rate loans ranges from 0.000% to 1.000% per annum and (ii) for Term SOFR loans ranges from 1.000% to 2.000% per annum, in each case, based on the Total Net Leverage Ratio (as defined in the New Facility). The commitment fee under the New Facility is initially equal to 0.20% and thereafter ranges from 0.125% to 0.250% based on the Total Net Leverage Ratio (as defined in the New Facility). As of December 31, 2023, the interest rate on the outstanding borrowings under the New Facility was 6.96% and the commitment fee was 0.15%.

The term loan portion of the New Facility contains mandatory repayment provisions that require quarterly principal amortization payments on the term loan equal to a defined percentage of the initial borrowing amount of $500.0 million as follows, with the balance payable upon maturity in October 2027:

Fiscal Quarter Ending	Principal Amortization Payment Percentage
December 31, 2022 through September 24, 2024	0.625
December 31, 2024 through September 30, 2025	1.25
December 31, 2025 through September 30, 2027	1.875
The New Facility contains affirmative and negative covenants, including, but not limited to, covenants regarding capital expenditures, share repurchases, and financial covenants related to the ratio of consolidated interest expense to consolidated EBITDA and the ratio of total net indebtedness to consolidated EBITDA, each as defined by the New Facility. As of December 31, 2023, we were not in default of the covenants contained in the New Facility.
8. Segment Information
Effective beginning the fourth quarter of 2023, the Company reorganized its management and reporting into three segments: Light Duty, Heavy Duty and Specialty Vehicle. These segments realign our business along the three sectors of the motor vehicle aftermarket in which we operate and help support the continued growth of the Company following several acquisitions. The Light Duty segment designs and markets replacement parts and fasteners primarily for passenger cars and light-duty trucks with sales to retailers and wholesale distributors who primarily serve passenger car and light-duty truck customers. The Heavy Duty segment designs and markets replacement parts primarily for medium- and heavy-duty vehicles with sales to independent distributors, independent component specialists and rebuilders, and auto parts stores who focus on the heavy-duty market. The Specialty Vehicle segment designs, markets and manufactures aftermarket parts and accessories for the powersports market with sales through direct-to-consumer, dealers and installers.
We measure segment profit based on income from operations excluding acquisition-related intangible assets amortization, acquisition-related transaction and other costs, and other special charges. Segment assets consist of inventories, accounts receivable, and property, plant and equipment, net. Intersegment sales are not material.

Segment results are as follows:

	For the Year Ended
(in thousands)	December 31, 2023	December 31, 2022	December 25, 2021
Net Sales:
Light Duty	$1,462,474	$1,425,892	$1,247,465
Heavy Duty	256,913	258,215	97,784
Specialty Vehicle	210,401	49,642	—
Total	$1,929,788	$1,733,749	$1,345,249

Income from operations:
Light Duty	187,159	169,579	182,020
Heavy Duty	14,505	29,738	10,942
Specialty Vehicle	31,618	8,537	—
Total	$233,282	$207,854	$192,962

Depreciation:
Light Duty	$25,239	$25,062	$25,296
Heavy Duty	3,239	2,772	1,034
Specialty Vehicle	3,420	798	—
Total	$31,898	$28,632	$26,330

Capital Expenditures:
Light Duty	$33,445	$31,682	$19,016
Heavy Duty	3,581	4,769	824
Specialty Vehicle	6,942	1,432	—
Total	$43,968	$37,883	$19,840

Segment Assets:
Light Duty	$1,083,347	$1,047,987	$988,371
Heavy Duty	162,583	177,557	131,245
Specialty Vehicle	78,424	106,219	—
Total	$1,324,354	$1,331,763	$1,119,616
A reconciliation of segment adjusted operating income to consolidated income before taxes is as follows:

	For the Year Ended
(in thousands)	December 31, 2023	December 31, 2022	December 25, 2021
Segment income from operations	$233,282	$207,854	$192,962
Acquisition-related intangible assets amortization	(21,817)	(14,070)	(6,340)
Acquisition-related transaction and other costs	(15,373)	(22,736)	(15,071)
Fair value adjustment to contingent consideration	20,469	—	—
Executive transition services expenses	(1,801)	—	—
Interest expense, net	(48,061)	(15,582)	(2,162)
Other income, net	1,804	735	377
Consolidated income before income taxes	$168,503	$156,201	$169,766

A reconciliation of segment assets to consolidated assets is as follows:

	For the Year Ended
(in thousands)	December 31, 2023	December 31, 2022	December 25, 2021
Segment assets	$1,324,354	$1,331,763	$1,119,616
Other current assets	69,468	85,834	71,830
Other non-current assets	898,585	924,189	481,673
Consolidated assets	$2,292,407	$2,341,786	$1,673,119
9. Related Party Transactions
Prior to December 1, 2023, we leased our Colmar, PA facility from an entity in which Steven L. Berman, our Non-Executive Chairman, and certain of his family members are owners. On December 1, 2023, the Colmar facility was sold to a third party, subject to our lease. We also lease a portion of our Lewisberry, PA facility from an entity in which Mr. Berman, and certain of his family members are owners. Each lease is a non-cancelable operating lease and expires December 31, 2027. Total rental payments to those entities under these lease arrangements were $2.9 million, $2.5 million, and $2.3 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
During fiscal 2023 and for the period subsequent to our acquisition of Super ATV in fiscal 2022, we leased our facilities in Madison, IN and Shreveport, LA, from entities in which Lindsay Hunt, our President and Chief Executive Officer, Specialty Vehicles, and certain of her family members are owners. Each lease is a non-cancelable operating lease. Total rental payments to those entities under these lease arrangements were $2.6 million in fiscal 2023 and $0.5 million in fiscal 2022. The leases for our operating facilities in Madison, IN and Shreveport, LA were renewed in October 2022 in connection with the acquisition of SuperATV and will expire on October 31, 2027.
During fiscal 2023 and for the period subsequent to our acquisition of SuperATV in fiscal 2022, we had a warehouse storage and services agreement with a counterparty that is majority-owned by a family member of Ms. Lindsay Hunt, our President and Chief Executive Officer, Specialty Vehicle. The agreement provides for indoor storage space and material handling services at agreed-upon rates. Total payments under the arrangement were $0.2 million in fiscal 2023 and less than $0.1 million in fiscal 2022. The agreement was signed in October 2020 and expired in October 2023, but was extended on a month-to-month basis.
We are a partner in a joint venture with one of our suppliers and own a minority interest in two other suppliers. Purchases from these companies were $22.7 million, $24.9 million and $18.9 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
10. Income Taxes
The components of the income tax provision (benefit) are as follows:

	For the Year Ended
(in thousands)	December 31, 2023	December 31, 2022	December 25, 2021
Current:
Federal	$34,600	$31,683	$43,374
State	5,602	7,141	5,755
Foreign	2,002	1,708	1,075
	42,204	40,532	50,204
Deferred:
Federal	(1,936)	(4,003)	(9,609)
State	(338)	(1,022)	(1,368)
Foreign	(686)	(855)	(993)
	(2,960)	(5,880)	(11,970)
Total	$39,244	$34,652	$38,234

The following is a reconciliation of income taxes at the statutory tax rate to the Company's effective tax rate:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 25, 2021
Federal taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	2.6	2.7	2.1
Research and development tax credit	(0.7)	(0.7)	(0.4)
Federal permanent items	0.3	(0.2)	—
Effect of foreign operations	0.3	—	(0.2)
Other	(0.2)	(0.6)	—
Effective tax rate	23.3%	22.2%	22.5%
At December 31, 2023, we had $4.5 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.
The following table summarizes the change in unrecognized tax benefits for the three years ended December 31, 2023:

	For the Year Ended
(in thousands)	December 31, 2023	December 31, 2022	December 25, 2021
Balance at beginning of year	$3,856	$1,204	$1,060
Reductions due to lapses in statutes of limitations	(716)	(139)	—
Reductions due to tax positions settled	—	—	—
Additions related to positions taken during a prior period	—	2,136	—
Reductions due to reversals of prior year positions	—	—	(30)
Additions based on tax positions taken during the current period	1,399	655	174
Balance at end of year	4,539	3,856	1,204
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2023, accrued interest and penalties related to unrecognized tax benefits were immaterial. The Company does not anticipate material changes in the amount of unrecognized income tax benefits over the next year.

Deferred income taxes result from timing differences in the recognition of revenue and expense between tax and financial statement purposes. The sources of temporary differences are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Assets:
Inventories	$17,829	$13,662
Accounts receivable	20,472	20,446
Operating lease liability	26,261	24,904
Accrued expenses	19,265	12,526
Net operating losses	289	1,285
Foreign tax credits	469	469
State tax credits	379	403
Capital loss carryforward	478	481
Total deferred tax assets	85,442	74,176
Valuation allowance	(1,354)	(1,377)
Net deferred tax assets	84,088	72,799
Liabilities:
Depreciation	16,481	18,132
Goodwill and intangible assets	49,798	41,693
Operating lease right of use asset	25,142	23,924
Other	1,592	876
Gross deferred tax liabilities	93,013	84,625
Net deferred tax (liabilities) assets	$(8,925)	$(11,826)
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
During 2023, we reduced the valuation allowance against the deferred tax assets noted above by an immaterial amount.
As of December 31, 2023, the Company has tax-effected net operating loss carryforwards of $0.2 million and $0.1 million for U.S. federal and state jurisdictions, respectively. Tax-effected federal net operating losses of $0.1 million begin to expire in 2036. The remaining federal net operating losses do not expire. The state net operating loss carryforwards expire in various years starting in 2037.
We file income tax returns in the United States, Canada, China, India, and Mexico. The statute of limitations for tax years before 2020 is closed for U.S. federal income tax purposes. The statute of limitations for tax years before 2017 is closed for the states in which we file. The statute of limitations for tax years before 2020 is closed for income tax purposes in Canada, China, and India. The statute of limitations for tax years before 2018 is closed for income tax purposes in Mexico.
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
Acquisitions. We have contingent consideration related to an acquisition due to the uncertainty of the ultimate amount of any payments that will become due as earnout payments if performance targets are achieved. If the remaining performance targets for the acquisition are fully achieved, the maximum additional contingent payments to be made under the transaction documents would be $102.0 million in the aggregate.
As of December 31, 2023 and December 31, 2022, we accrued $0.0 million and $20.0 million, respectively, representing the fair value of the estimated payments that we expect could become due in connection with the transaction. For the year ended December 31, 2023, we recorded a net decrease of $20.0 million to the contingent consideration liability, comprising a $20.5 million decrease in fair value based on the modeling of a range of performance outcomes relative to the achievement of targets established in the purchase agreement, partially offset by $0.5 million of accretion on the liability resulting from the passage of time. The net benefit was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
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
All of our revenue was recognized under the point of time approach during fiscal 2023, fiscal 2022 and fiscal 2021. Also, we do not have significant financing arrangements with our customers. Our credit terms are all less than one year. Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.
Practical Expedients and Accounting Policy Elections
We have made certain accounting policy elections and are using certain practical expedients permitted under GAAP, as follows:
•Do not adjust the promised amount of consideration for the effects of a significant financing component as we expect, at contract inception, that the period between when we transfer a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
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
Disaggregated Revenue
For disaggregation of net sales by operating segments, refer to Note 8, "Segment Information", to the Consolidated Financial Statements.
The following table presents our disaggregated net sales by geography.

	For the Year Ended
(in thousands)	December 31, 2023	December 31, 2022	December 25, 2021
Net Sales to U.S. Customers	$1,772,092	$1,606,472	$1,269,050
Net Sales to Non-U.S. Customers	157,696	127,277	76,199
Net Sales	$1,929,788	$1,733,749	$1,345,249
During fiscal 2023, fiscal 2022, and fiscal 2021, three customers each accounted for more than 10% of net sales and in the aggregate accounted for 44%, 49% and 54% of net sales in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. Sales to these three customers are included in the Light Duty segment operating income.

13. Capital Stock
Controlling Interest by Officers, Directors and Family Members. As of December 31, 2023 and December 31, 2022, Steven Berman, the Non-Executive Chairman of the Company, and members of his family beneficially owned approximately 16% of the outstanding shares of our common stock, and could influence matters requiring approval of shareholders, including the election of the Board of Directors and the approval of significant transactions.
Undesignated Stock. We have 50,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights and preferences of such shares will be determined by our Board of Directors.
Incentive Stock Plan. Prior to May 16, 2018, we issued stock compensation grants under our 2008 Stock Option and Stock Incentive Plan. On May 16, 2018, our shareholders approved our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan” or the “Plan”), which supersedes our 2008 Stock Option and Stock Incentive Plan. All future stock compensation grants will be issued under the 2018 Plan. Under the terms of the Plan, our Board of Directors may grant up to 1,200,000 shares of common stock in the form of shares of restricted stock, restricted stock units, stock appreciation rights and stock options, or combinations thereof, to officers, directors, employees, consultants and advisors. Grants under the Plan must be made within ten years of the date the Plan was approved. Stock options are exercisable upon the terms set forth in each grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock and restricted stock units vest in accordance with the terms set forth in each applicable award agreement approved by our Board of Directors. At December 31, 2023, 442,462 shares were available for grant under the Plan.
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
We issue RSUs to certain employees and members of our Board of Directors. For time-based RSUs, compensation cost is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. For performance-based RSUs tied to total shareholder return, compensation cost is recognized on a straight-line basis over the performance period and is calculated using the simulated fair value per share of our common stock based on the application of a Monte Carlo simulation model as discussed in the paragraph above.

The following table summarizes the weighted average valuation assumptions used to calculate the fair value of total shareholder return performance-based RSUs granted:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 25, 2021
Share price	$91.28	$96.36	$101.45
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	32.8%	38.3%	38.9%
Risk-free interest rate	4.6%	1.6%	0.2%
Expected life	2.8 years	2.8 years	2.8 years
The share price is the Company’s closing share price as of the valuation date. The risk-free interest rate is based on the U.S. Treasury security with terms equal to the expected time of vesting as of the grant date. The weighted-average grant-date fair value of total shareholder return RSUs granted during fiscal 2023, fiscal 2022, and fiscal 2021 were $113.15, $111.31, and $131.02, respectively.
Compensation cost related to performance-based and time-based RSAs and RSUs was $9.1 million, $7.2 million and $6.1 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, and was included in selling, general and administrative expenses in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2023, fiscal 2022 or fiscal 2021.
The following table summarizes our RSA and RSU activity for the three years ended December 31, 2023:

	Shares	Weighted Average Fair Value
Balance at December 26, 2020	217,735	$72.77
Granted	81,694	$106.23
Vested	(45,970)	$70.62
Canceled	(46,782)	$74.85
Balance at December 25, 2021	206,677	$85.97
Granted	130,131	$96.32
Vested	(55,255)	$83.70
Canceled	(42,631)	$85.89
Balance at December 31, 2022	238,922	$92.07
Granted	112,893	$95.34
Vested	(73,169)	$80.63
Canceled	(21,092)	$85.00
Balance at December 31, 2023	257,554	$97.33
As of December 31, 2023, there was approximately $13.5 million of unrecognized compensation cost related to unvested RSAs and RSUs, which is expected to be recognized over a weighted-average period of approximately 2.0 years.
Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. The excess tax benefit generated from RSAs and RSUs was immaterial for all periods presented.
Stock Options
We grant stock options to certain employees. We expense the grant-date fair value of stock options as compensation cost over the vesting or performance period. Compensation cost charged against income for stock options was $2.0 million, $1.7 million and $1.3 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively, and was included in selling, general and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during fiscal 2023, fiscal 2022 or fiscal 2021.
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
The following table summarizes the weighted average valuation assumptions used to calculate the fair value of options granted and the associated weighted-average grant-date fair values:

	For the Year Ended
	December 31, 2023	December 31, 2022	December 25, 2021
Expected dividend yield	0%	0%	0%
Expected stock price volatility	35%	34%	34%
Risk-free interest rate	4.3%	1.8%	0.7%
Expected life of options	5.3 years	5.3 years	5.3 years
Weighted-average grant-date fair value	$35.93	$32.55	$31.68
The following table summarizes our stock option activity for the three years ended December 31, 2023:

	Shares	Option Price per Share	Weighted Average Price	Weighted Average Remaining Terms (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 26, 2020	250,779	$41.59– $84.93	$70.21
Granted	59,578	$95.98 – $103.61	$101.36
Exercised	(67,504)	$41.59 – $82.94	$70.04
Canceled	(9,457)	$61.68 – $101.45	$79.02
Balance at December 25, 2021	233,396	$61.68 –$103.61	$77.85
Granted	79,749	$83.81 – $111.53	$96.96
Exercised	(32,201)	$61.68 – $83.06	$71.74
Expired	(663)	$101.45	$101.45
Canceled	(12,162)	$61.68– $101.45	$82.19
Balance at December 31, 2022	268,119	$61.68– $111.53	$84.03
Granted	79,404	$86.63 – $91.28	$91.13
Exercised	(24,297)	$$61.68 – $82.94	$72.33
Expired	(7,488)	$81.91 – $101.45	$91.24
Canceled	(4,521)	$82.94 – $101.45	$88.52
Balance at December 31, 2023	311,217	$61.68 – $111.53	$86.52	5.4	$1,697
Exercisable at	134,348	$61.68 – $111.53	$80.35	4.4	$1,243
As of December 31, 2023, there was approximately $4.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.6 years.
Cash received from option exercises was $1.2 million, $1.0 million, and $2.5 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The tax benefit generated from option exercises was immaterial for all periods presented.
Employee Stock Purchase Plan. Our shareholders approved the Dorman Products, Inc. Employee Stock Purchase Plan (the “ESPP”), which makes available 1,000,000 shares of our common stock for sale to eligible employees. The purpose of the ESPP, which is qualified under Section 423 of the Internal Revenue

Service Code of 1986, as amended, is to encourage stock ownership through payroll deductions and limited cash contributions by our employees. These contributions are used to purchase shares of the Company’s common stock at a 15% discount from the lower of the market price at the beginning or end of the purchase window. Prior to 2021, share purchases under the plan were made twice annually, with the purchase windows being April to September and October to March. In 2021, the decision was made to modify the timing of those two purchase windows to align them with the calendar year. In order to effectuate that alignment, the purchase window beginning in October 2021 was shortened from six months to three months and ended December 2021. Beginning January 2022, the two purchase windows are January to June and July to December. There were 29,650 shares, 25,600 shares and 40,303 shares purchased under this plan during fiscal 2023, fiscal 2022 and fiscal 2021, respectively. Compensation cost under the ESPP plan was $0.4 million, $0.4 million and $0.9 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The tax benefit generated from ESPP purchases was immaterial in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.
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

	For the Year Ended
	December 31, 2023	December 31, 2022	December 25, 2021
Shares repurchased and canceled	13,778	23,015	11,452
Total cost of shares repurchased and canceled (in thousands)	$1,160	$2,357	$1,172
Average price per share	$84.22	$102.40	$102.38
At December 31, 2023, the 401(k) Plan held 147,123 shares of our common stock.
Share Repurchase Program. Our Board of Directors has authorized a share repurchase program. Through several actions, including expansions and extensions, the Board has authorized the repurchase of up to $600 million of our outstanding common stock through December 31, 2024. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. At December 31, 2023, $212.7 million was available for repurchase under this program.
The following table summarizes the repurchase and cancellation of common stock:

	For the Years Ended
	December 31, 2023	December 31, 2022	December 25, 2021
Shares repurchased and canceled	201,632	180,750	605,628
Total cost of shares repurchased and canceled (in thousands)	$15,333	$17,577	$61,583
Average price per share	$76.05	$97.24	$101.68
401(k) Retirement Plans. We have various 401(k) plans that cover substantially all of our employees as of December 31, 2023. Annual company contributions are discretionary in nature, in accordance with the respective plan documents. Total expense related to the plans were $9.1 million, $8.2 million and $6.3 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively.
14. Earnings Per Share
Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding unvested RSAs which are considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of approximately 297,500 shares, 63,500 shares and 14,250 shares were excluded from the calculation of diluted earnings per share for fiscal 2023, fiscal 2022 and fiscal 2021, respectively, as their effect would have been anti-dilutive.
The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	For the Year Ended
(in thousands, except per share data)	December 31, 2023	December 31, 2022	December 25, 2021
Numerator:
Net income	$129,259	$121,549	$131,532
Denominator:
Weighted average basic shares outstanding	31,455	31,434	31,810
Effect of compensation awards	78	109	151
Weighted average diluted shares outstanding	31,533	31,543	31,961
Earnings Per Share:
Basic	$4.11	$3.87	$4.13
Diluted	$4.10	$3.85	$4.12

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
On October 4, 2022, we completed our acquisition of Super ATV, LLC ("SuperATV"). We have evaluated the existing controls and procedures of SuperATV and integrated SuperATV into our internal control over financial reporting as of December 31, 2023. Refer to Note 2, "Business Acquisitions and Investments," to the Condensed Consolidated Financial Statements for additional information.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2023, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting. Their report appears below.
Changes in Internal Control Over Financial Reporting
Except for the integration of SuperATV into our internal control over financial reporting as of December 31, 2023 noted above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Dorman Products, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Dorman Products, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2024

ITEM 9B. Other Information.
During the fourth quarter of 2023, none of our directors or executive officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Registration S-K).
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance.
Except for the information provided in PART I – ITEM 4.1, “Executive Officers of the Registrant” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Proposal I: Election of Directors,” and “Committees of the Board of Directors – Audit Committee.”
In addition, information regarding the Company’s insider trading policies and procedures governing the purchase, sale and/or other dispositions of the Company’s securities is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders under the section entitled “Executive Compensation: Compensation Discussion and Analysis – Insider Trading Policy.”
We have adopted a written code of ethics, the “Dorman Products, Inc. Code of Ethics and Business Conduct” that is applicable to our directors, officers and employees. We have also adopted a written code of ethics, “Code of Ethics for Senior Financial Officers,” which applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller and any other person performing similar functions (the “Code”). Each of these codes is posted on our website DormanProducts.com. Dorman will provide to any person without charge, upon request, a copy of the Code. Requests for copies of the Code should be directed to: Attn: Secretary, Dorman Products, Inc., 3400 East Walnut Street, Colmar, PA 18915. We intend to disclose any changes in or waivers from the Code on our website at DormanProducts.com. The information on the website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K.
ITEM 11. Executive Compensation.
The required information is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Director Compensation,” “Executive Compensation: Compensation Discussion and Analysis,” “Executive Compensation: Compensation Tables,” “Risk Assessment in Compensation Policies and Practices for Employees,” and “Compensation Committee Interlocks and Insider Participation.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
Except for the information set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders, including, but not necessarily limited to, the section entitled “Security Ownership of Certain Beneficial Owners and Management – Security Ownership Table.”

Equity Compensation Plan Information
The following table details information regarding our existing equity compensation plans as of December 31, 2023:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2018 Stock Option and Stock Incentive Plan	311,217	$86.52	442,462
Dorman Products, Inc. Employee Stock Purchase Plan	—	—	782,983
Equity compensation plans not approved by security holders	—	—	—
Total	311,217	$86.52	1,225,445
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The required information is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance - The Board of Directors and Director Independence.”
ITEM 14. Principal Accounting Fees and Services.
The required information is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures.”

PART IV
ITEM 15. Exhibits, Financial Statement Schedules.
(a)(1)Consolidated Financial Statements. Our Consolidated Financial Statements and related documents are provided in PART II - ITEM 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 185).
Consolidated Statements of Operations for the fiscal years ended December 31, 2023, December 31, 2022 and December 25, 2021.
Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022.
Consolidated Statements of Shareholders' Equity for the fiscal years ended December 31, 2023, December 31, 2022 and December 25, 2021.
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2023, December 31, 2022, and December 25, 2021.
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

3.1	Amended and Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 19, 2017.

3.2	Dorman Products, Inc. Amended and Restated By-Laws, as amended February 23, 2023. Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on May 2, 2023.

Number	Title

4.1	Specimen Common Stock Certificate of the Company. Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-160979).

4.2	Amended and Restated Shareholders' Agreement dated as of July 1, 2006. Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

4.3
Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. Incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on February 22, 2021.

10.1
Credit Agreement, dated August 10, 2021 by and among Dorman Products, Inc., the lenders from time to time party thereto, and Bank of American, N.A., as administrative agent. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 10, 2021.

10.2
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

10.3.5†
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

10.4.5†
Form of Dorman Products, Inc. Non-Qualified Stock Option Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

10.4.6†
Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

10.4.7†
Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

10.4.8†
Form of Dorman Products, Inc. Restricted Stock Unit Award for Non-Employee Directors Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q for the quarter ended June 27, 2020.

10.4.9†
Amended Form of Dorman Products, Inc. Non-Qualified Stock Option Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.5.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.4.10†
Amended Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.5.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.4.11†
Amended Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.5.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.4.12†
CEO Amended Form of Dorman Products, Inc. Non-Qualified Stock Option Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.5.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.4.13†
CEO Amended Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.5.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.4.14†
CEO Amended Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.5.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Number	Title

10.4.15†	Amended Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.*

10.4.16†	Amended Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.*

10.4.17†	CEO Amended Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.*

10.4.18†	CEO Amended Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.*

10.5†	Dorman Products, Inc. Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011.

10.6†	Dorman Products, Inc. 2018 Cash Bonus Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2018.

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

10.9†	Offer Letter, dated January 24, 2019, between the Company and David Hession. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 19, 2019.

10.10†
Offer Letter, dated April 8, 2019, between the Company and Joseph P. Braun. Incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

10.11†	Dorman Products, Inc. Executive Severance Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 13, 2021.

10.12†
Transition and Release Agreement dated February 23, 2023 between the Company and Steven L. Berman. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023.

19	Dorman Products, Inc. Insider Trading Policy adopted February 23, 2023.*

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.

Number	Title
97
Dorman Products, Inc. Incentive Compensation Clawback Policy adopted October 25, 2023. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2023.

101	The financial statements from the Dorman Products, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, formatted Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2023, December 31, 2022, and December 25, 2021; (ii) the Consolidated Balance Sheets as of December 31, 20223 and December 31, 2022; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2023, December 31, 2022, and December 25, 2021; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 31, 2022, and December 25, 2021; and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).
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

Dorman Products, Inc.

By: /s/ Kevin M. Olsen
Date: February 28, 2024	Kevin M. Olsen President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Olsen	President, Chief Executive Officer and Director	February 28, 2024
Kevin M. Olsen	(principal executive officer)

/s/ David M. Hession	Senior Vice President, Chief Financial Officer and Treasurer	February 28, 2024
David M. Hession	(principal financial and accounting officer)

/s/ Lisa M. Bachmann	Director	February 28, 2024
Lisa M. Bachmann

/s/ Steven L. Berman	Non-Executive Chairman
Steven L. Berman		February 28, 2024

/s/ John J. Gavin	Director
John J. Gavin		February 28, 2024

/s/ Richard T. Riley	Director
Richard T. Riley		February 28, 2024

/s/ Kelly A. Romano	Director
Kelly A. Romano		February 28, 2024

/s/ G. Michael Stakias	Director
G. Michael Stakias		February 28, 2024

/s/ J. Darrell Thomas	Director
J. Darrell Thomas		February 28, 2024

SCHEDULE II: Valuation and Qualifying Accounts

	For the Year Ended
(in thousands)	December 31, 2023	December 31, 2022	December 25, 2021
Allowance for doubtful accounts:
Balance, beginning of period	$1,363	$1,326	$1,260
Provision	4,592	56	177
Charge-offs	(2,437)	(19)	(111)
Balance, end of period	$3,518	$1,363	$1,326
Allowance for customer credits:
Balance, beginning of period	$192,116	$188,080	$155,751
Provision	407,328	373,157	334,615
Charge-offs	(394,949)	(369,121)	(302,286)
Balance, end of period	$204,495	$192,116	$188,080