Form 10-Q
period 2024-03-30
Dorman Products, Inc.
filed 2024-05-07
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	DORM	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 2, 2024, the registrant had 31,012,972 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(in thousands, except per share data)	March 30, 2024	April 1, 2023
Net sales	$468,701	$466,738
Cost of goods sold	287,255	322,261
Gross profit	181,446	144,477
Selling, general and administrative expenses	127,008	126,363
Income from operations	54,438	18,114
Interest expense, net	10,605	11,953
Other expense (income), net	40	(357)
Income before income taxes	43,793	6,518
Provision for income taxes	10,965	835
Net income	$32,828	$5,683
Other comprehensive income:
Change in foreign currency translation adjustment	$(1,099)	$119
Comprehensive Income	$31,729	$5,802

Earnings per share:
Basic	$1.05	$0.18
Diluted	$1.05	$0.18
Weighted average shares outstanding:
Basic	31,140	31,436
Diluted	31,250	31,537
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	March 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$34,433	$36,814
Accounts receivable, less allowance for doubtful accounts of $3,513 and $3,518	486,352	526,867
Inventories	619,972	637,375
Prepaids and other current assets	22,062	32,653
Total current assets	1,162,819	1,233,709
Property, plant and equipment, net	162,439	160,113
Operating lease right-of-use assets	105,714	103,476
Goodwill	443,296	443,889
Intangible assets, net	295,880	301,556
Other assets	49,989	49,664
Total assets	$2,220,137	$2,292,407
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$131,478	$176,664
Accrued compensation	18,206	23,971
Accrued customer rebates and returns	186,332	204,495
Revolving credit facility	81,160	92,760
Current portion of long-term debt	12,500	15,625
Other accrued liabilities	35,944	33,636
Total current liabilities	465,620	547,151
Long-term debt	467,338	467,239
Long-term operating lease liabilities	93,105	91,262
Other long-term liabilities	10,233	9,627
Deferred tax liabilities, net	9,346	8,925
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 31,011,870 and 31,299,770 shares issued and outstanding in 2024 and 2023, respectively	310	313
Additional paid-in capital	102,211	101,045
Retained earnings	1,075,663	1,069,435
Accumulated other comprehensive loss	(3,689)	(2,590)
Total shareholders’ equity	1,174,495	1,168,203
Total liabilities and shareholders' equity	$2,220,137	$2,292,407
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2023	31,299,770	$313	$101,045	$1,069,435	$(2,590)	$1,168,203
Exercise of stock options	5,540	—	340	—	—	340
Compensation expense under Incentive Stock Plan	—	—	2,931	—	—	2,931
Purchase and cancellation of common stock	(317,932)	(3)	(572)	(26,561)	—	(27,136)
Issuance of non-vested stock, net of cancellations	41,357	—	—	—	—	—
Other stock-related activity, net of tax	(16,865)	—	(1,533)	(39)	—	(1,572)
Change in foreign currency translation adjustment	—	—	—	—	(1,099)	(1,099)
Net income	—	—	—	32,828	—	32,828
Balance at March 30, 2024	31,011,870	$310	$102,211	$1,075,663	$(3,689)	$1,174,495

	Three Months Ended April 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2022	31,430,632	$314	$88,750	$956,870	$(3,303)	$1,042,631
Exercise of stock options	15,630	—	1,049	—	—	1,049
Compensation expense under Incentive Stock Plan	—	—	2,312	—	—	2,312
Purchase and cancellation of common stock	(5,125)	—	(9)	(424)	—	(433)
Issuance of non-vested stock, net of cancellations	52,151	1	(1)	—	—	—
Other stock-related activity, net of tax	(23,978)	—	(1,685)	(532)	—	(2,217)
Change in foreign currency translation adjustment	—	—	—	—	119	119
Net income	—	—	—	5,683	—	5,683
Balance at April 1, 2023	31,469,310	$315	$90,416	$961,597	$(3,184)	$1,049,144

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Cash Flows from Operating Activities:
Net income	$32,828	$5,683
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	13,851	13,540
Provision for doubtful accounts	11	2,744
Provision for deferred income taxes	475	—
Provision for stock-based compensation	2,931	2,334
Changes in assets and liabilities:
Accounts receivable	40,454	(4,673)
Inventories	17,235	68,935
Prepaids and other current assets	2,377	(591)
Other assets	(918)	(2,130)
Accounts payable	(45,084)	(34,258)
Accrued customer rebates and returns	(18,156)	(21,683)
Accrued compensation and other liabilities	5,976	(3,691)
Cash provided by operating activities	51,980	26,210
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	—	267
Property, plant and equipment additions	(10,755)	(10,537)
Cash used in investing activities	(10,755)	(10,270)
Cash Flows from Financing Activities:
Payments of revolving credit line	(11,600)	(23,900)
Payments of long-term debt	(3,125)	(3,125)
Proceeds from exercise of stock options	340	1,049
Purchase and cancellation of common stock	(27,609)	(433)
Other stock-related activity	(1,573)	(2,254)
Cash used in financing activities	(43,567)	(28,663)
Effect of exchange rate changes on Cash and Cash Equivalents	(39)	(4)
Net Decrease in Cash and Cash Equivalents	(2,381)	(12,727)
Cash and Cash Equivalents, Beginning of Period	36,814	46,034
Cash and Cash Equivalents, End of Period	$34,433	$33,307
Supplemental Cash Flow Information
Cash paid for interest expense	$10,397	$11,534
Cash paid for income taxes	$839	$1,055
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 30, 2024 AND APRIL 1, 2023
(UNAUDITED)
1.    Basis of Presentation
As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on the NASDAQ Global Select Market is “DORM.”
The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers and the introduction of new products and product lines to customers. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
2.    Sales of Accounts Receivable
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

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Sales of accounts receivable	$285,218	$237,739
Factoring costs	13,610	13,524
3.    Inventories
Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	March 30, 2024	December 31, 2023
Raw materials	$26,431	$29,750
Bulk product	172,200	211,805
Finished product	412,547	387,668
Packaging materials	8,794	8,152
Total	$619,972	$637,375

4.    Goodwill and Intangible Assets
Goodwill
Goodwill included the following:

(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Consolidated
Balance at December 31, 2023	$313,704	$57,876	$72,309	$443,889
Foreign currency translation	—	(593)	—	(593)
Balance at March 30, 2024	$313,704	$57,283	$72,309	$443,296
Intangible Assets
Intangible assets included the following:

	March 30, 2024			December 31, 2023
Intangible assets subject to amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Customer relationships	$175,430	$34,484	$140,946	$175,430	$31,678	$143,752
Trade names	67,690	11,730	55,960	67,690	10,676	57,014
Product portfolio	107,800	11,375	96,425	107,800	9,720	98,080
Technology	2,167	1,131	1,036	2,167	1,069	1,098
Patents and other	2,230	717	1,513	2,230	618	1,612
Total	$355,317	$59,437	$295,880	$355,317	$53,761	$301,556
Amortization expense was $5.6 million and $5.5 million during the three months ended March 30, 2024 and April 1, 2023, respectively.
5.    Debt
As of March 30, 2024 and December 31, 2023, the interest rate on the outstanding borrowings under our credit facility was 6.93% and 6.96%, respectively.

6.    Segment Information
Segment results are as follows:

	For the Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Net Sales:
Light Duty	$359,293	$348,083
Heavy Duty	57,809	67,647
Specialty Vehicle	51,599	51,008
Total	$468,701	$466,738

Segment profit:
Light Duty	$57,795	$21,447
Heavy Duty	9	5,348
Specialty Vehicle	7,169	7,080
Total	$64,973	$33,875
A reconciliation of segment profit to income before income taxes is as follows:

	For the Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Segment profit	$64,973	$33,875
Acquisition-related intangible assets amortization	(5,484)	(5,433)
Acquisition-related transaction and other costs	(483)	(8,549)
Executive transaction services expenses	—	(1,779)
Pretax reduction in workforce costs	(4,568)	—
Interest expense, net	(10,605)	(11,953)
Other (expense) income, net	(40)	357
Income before income taxes	$43,793	$6,518

7.    Commitments and Contingencies
Acquisitions
We have contingent consideration related to acquisitions due to the uncertainty of the ultimate amount of any payments that will become due as earnout payments if performance targets are achieved. If the remaining performance targets for the acquisitions are fully achieved, the maximum additional contingent payments to be made under the transaction documents would be $52.0 million in aggregate.
As of March 30, 2024 and December 31, 2023, we estimated that no payments are expected to become due in connection with the acquisitions, and therefore accrued no liability.
The contingent consideration liability is measured each reporting period and recorded at fair value. The inputs used to calculate the fair value of the contingent consideration liability are considered to be Level 3 inputs due to the lack of relevant observable market activity and significant management judgment. The approach to valuing the contingent consideration uses unobservable factors such as projected revenues and cost of goods sold over the term of the earnout period, discounted for the period over which the contingent consideration is measured, and volatility rates. Based upon these assumptions, the contingent consideration is then valued using a Monte Carlo simulation. An increase in future revenue and gross profit may result in a higher estimated fair value, while a decrease in future revenue and gross profit may result in a lower estimated fair value of the contingent consideration liability.
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
8.    Revenue Recognition
The following tables present our disaggregated revenue by geography.

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Net sales to U.S. customers	$428,855	$430,693
Net sales to non-U.S. customers	39,846	36,045
Total	$468,701	$466,738
9.    Stock-Based Compensation
Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)
We issue RSUs, and, prior to January 2020 we issued RSAs, to participants in our equity plans. Performance-based RSUs granted in the three months ended March 30, 2024 included certain grants that vest based on our total shareholder return ranking relative to the Nasdaq US Benchmark Auto Parts Index over a three-year performance period (market condition), and other grants that vest based upon achievement of return on invested capital targets over a three-year performance period (performance condition).
Compensation cost related to RSA and RSU grants was $2.5 million and $1.7 million for the three months ended March 30, 2024 and April 1, 2023, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes our RSA and RSU activity for the three months ended March 30, 2024:

	Shares	Weighted Average Fair Value
Balance at December 31, 2023	257,554	$97.33
Granted	171,940	$99.45
Vested	(44,435)	$89.84
Canceled	(16,085)	$128.96
Balance at March 30, 2024	368,974	$97.83
For the three months ended March 30, 2024, we granted 32,109 performance-based RSUs containing a market condition with a grant date fair value of $138.58 per share. For the three months ended April 1, 2023, we granted 29,399 performance-based RSUs containing a market condition with a grant date fair value of $113.15 per share.
As of March 30, 2024, there was $27.4 million of unrecognized compensation cost related to unvested RSA and RSU grants that is expected to be recognized over a weighted average period of 2.4 years.
Stock Options
From time to time, we grant stock options to participants in our equity plans. Compensation cost related to stock option grants was $0.4 million for both the three months ended March 30, 2024 and April 1, 2023, and was included as selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes our stock option activity for the three months ended March 30, 2024:

	Shares	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	311,217	$86.52
Exercised	(6,046)	$62.75
Balance at March 30, 2024	305,171	$86.99	5.2	$3,193
Exercisable at March 30, 2024	195,683	$82.99	4.6	$2,844
As of March 30, 2024, there was $3.3 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 2.3 years.
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
For the three months ended March 30, 2024 and April 1, 2023, there were approximately 319,000 shares and 237,000 shares, respectively, that were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.
The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended
(in thousands, except per share data)	March 30, 2024	April 1, 2023

Net income	$32,828	$5,683
Denominator:
Weighted average basic shares outstanding	31,140	31,436
Effect of stock-based compensation awards	110	101
Weighted average diluted shares outstanding	31,250	31,537
Earnings Per Share:
Basic	$1.05	$0.18
Diluted	$1.05	$0.18
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

	Three Months Ended
	March 30, 2024	April 1, 2023
Shares repurchased and canceled	7,759	5,125
Total cost of shares repurchased and canceled (in thousands)	$673	$434
Average price per share	$86.77	$84.62
Separately, our Board of Directors has authorized the repurchase of up to $600 million of our common stock through December 31, 2024 under a previously announced share repurchase program and subsequent authorizations. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. At March 30, 2024, $186.2 million was available for repurchase under this share repurchase program.
The following table summarizes the repurchase and cancellation of common stock under the share repurchase program:

	Three Months Ended
	March 30, 2024	April 1, 2023
Shares repurchased and canceled	310,173	—
Total cost of shares repurchased and canceled (in thousands)	$26,463	$—
Average price per share	$85.32	$—
12.    Income Taxes
Our effective tax rate was 25.0% and 12.8% for the three months ended March 30, 2024 and April 1, 2023, respectively. The increase in the effective tax rate was primarily due to favorable discrete items applied to a lower income before income taxes in the three months ended April 1, 2023.
At March 30, 2024, we had $4.6 million of net unrecognized tax benefits, $4.3 million of which would lower our effective tax rate if recognized. We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 30, 2024, accrued interest and penalties related to uncertain tax positions were not material.
We file income tax returns in the United States, Canada, China, India, and Mexico. The statute of limitations for tax years before 2020 is closed for U.S. federal income tax purposes. The statute of limitations for tax years before 2017 is closed for the states in which we filed. The statute of limitations for tax years before 2020 is closed for income tax purposes in Canada, China and India. The statute of limitations for tax years before 2018 is closed for income tax purposes in Mexico.
13.    Related-Party Transactions
Prior to December 1, 2023, we leased our Colmar, PA facility from an entity in which Steven Berman, our Non-Executive Chairman, and certain of his family members are owners. On December 1, 2023, the Colmar facility was sold to a third party, subject to our lease. We also lease a portion of our Lewisberry, PA facility from an entity in which Mr. Berman, and certain of his family members are owners. Each lease is a non-cancelable operating lease and expires December 31, 2027.
We also lease our facilities in Madison, IN and Shreveport, LA, from entities in which Lindsay Hunt, our President and Chief Executive Officer, Specialty Vehicle, and certain of her family members are owners. Each lease is a non-cancelable operating lease. The leases for our operating facilities in Madison, IN and Shreveport, LA were renewed in October 2022 in connection with the acquisition of SuperATV, LLC, a leading supplier to the powersports aftermarket ("SuperATV"), and will expire on October 31, 2027.
We have service agreements with counterparties that are majority-owned by a family member of Lindsay Hunt, our President and Chief Executive Officer, Specialty Vehicle. These agreements provide for various warehouse and facility-related services at agreed-upon rates.
The following table represents the estimated payments for the year ending December 31, 2024 and actual payments for the year ended December 31, 2023 under the related party agreements described above:

	Year Ending	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Facility lease with Steven Berman related entities	$715	$2,918
Facility lease with Lindsay Hunt related entities	$2,757	$2,603
Service agreements with Lindsay Hunt related entities	$54	$200
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
15.    New and Recently Adopted Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2023-07, Improvements to Reportable Segment Disclosures. The ASU requires additional disclosures about reportable segments’ significant expenses on an interim and annual basis. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis.
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
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements related to net sales, diluted earnings per share, gross profit, gross margin, selling, general and administrative expenses, income tax expense, income before income taxes, net income, cash and cash equivalents, indebtedness, liquidity, the Company’s share repurchase program, the Company’s outlook, the Company’s growth opportunities and future business prospects, operational costs and productivity initiatives, inflation, customs duties and mitigation of tariffs, long-term value, acquisitions and acquisition opportunities, investments, cost offsets, quarterly fluctuations, new product development, customer concessions, and fluctuations in foreign currency. Words such as “may,” “believe,” “demonstrate,” “expect,” “estimate,” “forecast,” “project,” “plan,” “anticipate,” “intend,” “should,” “will” and “likely” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statements are not forward-looking. In addition, statements that are not historical should also be considered forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statements were made. Such forward-looking statements are based on current expectations that involve known and unknown risks, uncertainties and other factors (many of which are outside of our control) which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected.
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
Introduction
The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes thereto of Dorman Products, Inc. included in “ITEM 1. Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
We generate most of our net sales from customers in North America, primarily in the United States. Our products are sold primarily through aftermarket retailers; through online platforms; dealers; national, regional and local warehouse distributors and specialty markets; and salvage yards. We also distribute aftermarket parts outside the United States, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East and Australia.
We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers as well as our ability, and the ability of our suppliers, to deliver products ordered by our customers. The introduction of new products and product lines to customers, as well as business acquisitions, may also cause significant fluctuations from quarter to quarter.
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies as described in the Annual Report on Form 10-K for the year ended December 31, 2023.
New Product Development
New product development is an important success factor for us and has been a source of our growth. We have made incremental investments to increase our new product development efforts to grow our business and strengthen our relationships with our customers. The investments primarily have been in the form of increased product development resources, increased customer and end-user awareness programs, and customer service improvements. These investments historically have enabled us to provide an expanding array of new product offerings and grow revenues at levels that generally have exceeded market growth rates.

In the three months ended March 30, 2024, we introduced 1,440 new distinct parts to our customers and end-users, including 522 “New-to-the-Aftermarket” parts. We introduced 6,106 new distinct parts to our customers and end-users in the fiscal year ended December 31, 2023, including 1,791 “New-to-the-Aftermarket” parts.
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
Within the specialty vehicle sector, we focus on providing performance parts and accessories, and nondiscretionary repair parts for UTVs and ATVs. We develop products designed to be compatible across a wide variety of makes and models to enhance both the performance and appearance of customers’ vehicles.
Acquisitions
A key component of our strategy is growth through acquisitions, including the October 2022 acquisition of Super ATV, a leading independent supplier to the powersports aftermarket with a family of highly respected brands spanning functional accessories and upgrades, as well as replacement parts for specialty vehicles, and the August 2021 acquisition of Dayton Parts, a manufacturer of chassis and other parts designed to serve the heavy-duty vehicle sector of the aftermarket. We may acquire businesses in the future to supplement our financial growth, increase our customer base, add to our distribution capabilities or enhance our product development resources, among other reasons.
Industry Factors
The Company’s financial results are also impacted by various industry factors, including, but not limited to the number, age and condition of vehicles in operation at any one time, and the miles driven by those vehicles.
Vehicles in Operation
The Company’s products are primarily purchased and installed on a subsegment of the passenger and light-duty vehicles in operation in the United States (“VIO”), specifically weighted towards vehicles aged 8-to-13 years old. Each year, the United States seasonally adjusted annual rate (“US SAAR”) of new vehicles purchased adds a new year to the VIO. According to data from the Auto Care Association (“Auto Care”), the US SAAR experienced a decline from 2008 to 2011 as consumers purchased fewer new vehicles as a result of the Great Recession of 2008. We believe that the declining US SAAR during that period resulted in a follow-on decline in our primary VIO subsegment (8-to 13-year-old vehicles) commencing in 2016. However, following 2011 and the impact of the Great Recession of 2008, U.S. consumers began to increase their purchases of new vehicles which over time caused the US SAAR to recover and return to more historical levels. The 8-to-13-year-old vehicle car parc has continued to grow over the past several years, which we expect will expand demand for aftermarket replacement parts as more vehicles remain in operation.

In addition, we believe that vehicle owners generally are operating their current vehicles longer than they did several years ago, performing necessary repairs and maintenance to keep those vehicles well maintained. We believe this trend has supported an increase in VIO, which increased to 295.9 million in 2023, a 1% increase over 2022. According to data published by Polk, a division of IHS Automotive, the average age of VIO increased to 12.6 years as of October 2023 from 12.4 years as of October 2022.
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

Product Warranty and Overstock Returns
We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products in the light-duty parts categories, with more limited warranties for our heavy-duty and specialty vehicle products. In addition to warranty returns, we may permit our customers to return new, undamaged products to us within customer-specific limits if they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency and average cost of the claim and the probability of the customer return. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Revision to these estimates is made when necessary, based upon changes in these factors. We regularly study trends of such claims.
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
Impact of Labor Market and Inflationary Costs
We experienced broad-based inflationary impacts during the year ended December 31, 2023, notably in the first six months of the year, due primarily to global transportation and logistics constraints, which resulted in significantly higher transportation costs; tariffs; material costs; and wage inflation from an increasingly competitive labor market. Despite signs of global supply chain constraints easing, higher labor costs and material inflation costs may continue to negatively impact our results in the future. We attempt to offset inflationary pressures with cost-saving initiatives, price increases to customers and the use of alternative suppliers. There can be no assurance that we will be successful in implementing pricing increases in the future to recover increased inflationary costs.
Impact of Interest Rates
Our business is subject to interest rate risk under the terms of our customer accounts receivable sales programs, as a change in the Term Secured Overnight Financing Rate (“Term SOFR”) or alternative discount rate affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our credit facility bear interest at variable rates tied to Term SOFR or the applicable base rate. Under the terms of the credit facility, a change in interest rates affects the rate at which we can borrow funds thereunder and also impacts the interest cost on existing borrowings. Interest rates may hold steady at their current rates for prolonged periods or may increase in the future, resulting in increased costs associated with our accounts receivable sales programs and outstanding borrowings. During the year ended December 31, 2023, we saw significant increases in Term SOFR and other reference rates and interest rates have remained elevated throughout the three months ended March 30, 2024, which impacted our results as discussed in Results of Operations that follows.
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
In March 2022, the USTR reinstated tariff relief for certain categories of products imported from China that had expired. Absent further action by the USTR, the reinstated tariff relief will expire on May 31, 2024. The reinstated tariff relief applies to a limited number of our products and is not expected to materially impact our operating results.
Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations:

	Three Months Ended*
(in thousands, except percentage data)	March 30, 2024		April 1, 2023
Net sales	$468,701	100.0%	$466,738	100.0%
Cost of goods sold	287,255	61.3%	322,261	69.0%
Gross profit	181,446	38.7%	144,477	31.0%
Selling, general and administrative expenses	127,008	27.1%	126,363	27.1%
Income from operations	54,438	11.6%	18,114	3.9%
Interest expense, net	10,605	2.3%	11,953	2.6%
Other expense (income), net	40	0.0%	(357)	(0.1)%
Income before income taxes	43,793	9.3%	6,518	1.4%
Provision for income taxes	10,965	2.3%	835	0.2%
Net income	$32,828	7.0%	$5,683	1.2%
*Percentage of sales information may not add due to rounding
Three Months Ended March 30, 2024 Compared to Three Months Ended April 1, 2023
Net sales increased slightly for the three months ended March 30, 2024 compared to the prior year period, driven primarily by new product introductions and pricing actions to offset inflation.
Gross profit as a percentage of net sales increased 770 basis points compared to the prior year period primarily due to sales of lower-cost inventory, cost-saving initiatives, and pricing actions to offset inflation.

Selling, general and administrative expenses (“SG&A”) increased $0.6 million, and were flat as a percentage of net sales, for the three months ended March 30, 2024, compared to the prior year period. SG&A for the three months ended March 30, 2024 included costs incurred in connection with a reduction in workforce action that was enacted in February 2024, net of realized savings as a result of that action, while SG&A for the three months ended April 1, 2023 included a charge recorded related to a customer bankruptcy filing.
Our effective tax rate increased to 25.0% for the three months ended March 30, 2024 from 12.8% for the three months ended April 1, 2023 primarily due to favorable discrete items applied to a lower income before income taxes in the three months ended April 1, 2023.
Segment Operating Results
Segment operating results were as follows:

	For the Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Net Sales:
Light Duty	$359,293	$348,083
Heavy Duty	57,809	67,647
Specialty Vehicle	51,599	51,008
Total	$468,701	$466,738

Segment profit:
Light Duty	$57,795	$21,447
Heavy Duty	9	5,348
Specialty Vehicle	7,169	7,080
Total	$64,973	$33,875
Light Duty
Light Duty net sales increased $11.2 million, or 3%, for the three months ended March 30, 2024 compared to the prior year period, primarily due to new product introductions and pricing actions to offset inflation.
Light Duty segment profit as a percentage of net sales increased to 16.1% for the three months ended March 30, 2024, from 6.2% for the three months ended April 1, 2023. This increase was primarily driven by the sell-through of lower-cost inventory and cost-saving initiatives compared to the three months ended April 1, 2023 that included a charge recorded related to a customer bankruptcy filing.
Heavy Duty
Heavy Duty net sales decreased $9.8 million, or 15%, for the three months ended March 30, 2024 compared to the prior year period. The decrease in net sales primarily reflects lower freight industry shipping volumes in the three months ended March 30, 2024, as well as strong sales performance in the three months ended April 1, 2023 driven by customers’ inventory restocking at the end of the global pandemic.
Heavy Duty segment profit as a percentage of net sales decreased by 790 basis points for the three months ended March 30, 2024, compared to the prior year period. This decrease was primarily driven by the sell-through of high-cost inventory, deleverage of fixed costs on lower net sales volumes, and the impact of investments we made as part of initiatives to grow sales and improve margins on a long-term basis.
Specialty Vehicle
Specialty Vehicle net sales increased $0.6 million, or 1%, for the three months ended March 30, 2024, compared to the prior year period, due to initiatives to expand our dealer footprint and drive sales to new dealers.
Specialty Vehicle segment profit as a percentage of net sales remained unchanged at 13.9% for both the three months ended March 30, 2024 and April 1, 2023.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs provided by certain customers. Key components of our liquidity and capital resources were as follows:

(in thousands)	March 30, 2024	April 1, 2023
Cash and cash equivalents	$34,433	$36,814
Working Capital	$697,199	$686,558
Shareholders' equity	$1,174,495	$1,168,203
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
Sales of accounts receivable under these programs, and related factoring costs were as follows:

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Sales of accounts receivable	$285,218	$237,739
Factoring costs	13,610	13,524
If receivables had not been sold over the previous twelve months, approximately $630.8 million and $526.4 million of additional accounts receivable would have been outstanding at March 30, 2024 and December 31, 2023, respectively, based on our standard payment terms. We had capacity to sell more accounts receivable under these programs if the needs of the business warranted.
Credit Agreement
The Company has a credit agreement that provides a $600.0 million revolving credit facility and also includes a $500.0 million term loan with quarterly amortization payment requirements. The credit agreement matures on October 4, 2027. As of March 30, 2024, there was $81.2 million in outstanding borrowings under the revolving credit facility and $481.3 million in outstanding borrowings under the term loan. Also on that date, we had outstanding letters of credit for $1.3 million in aggregate. Net of outstanding borrowings and letters of credit, we had $517.5 million available under the credit facility at March 30, 2024.
Our credit agreement contains affirmative and negative covenants. As of March 30, 2024, we were not in default with respect to our credit agreement.
Refer to Note 7, “Long-Term Debt” to the Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for additional information.
Cash Flows
The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
(in thousands)	March 30, 2024	April 1, 2023
Cash provided by operating activities	$51,980	$26,210
Cash used in investing activities	(10,755)	(10,270)
Cash used in financing activities	(43,567)	(28,663)
Effect of foreign exchange on cash and cash equivalents	(39)	(4)
Net decrease in cash and cash equivalents	$(2,381)	$(12,727)
For the three months ended March 30, 2024, cash provided by operating activities increased $25.8 million over the prior year period, primarily driven by higher net income.
Investing activities used cash of $10.8 million and $10.3 million during the three months ended March 30, 2024 and April 1, 2023, respectively. The increase in cash used in investing activities during the three months ended March 30, 2024 over the prior year period is primarily due to higher additions for property, plant and equipment.
Financing activities during the three months ended March 30, 2024 included $26.9 million paid to repurchase 316,285 shares of common stock under our share repurchase plan, and the repayment of $11.6 million of outstanding borrowings under our revolving credit facility and $3.1 million of our term loan balance under our credit agreement. During the three months ended April 1, 2023, we repaid $23.9 million of outstanding borrowings under our revolving credit facility and $3.1 million of our term loan balance under our credit agreement. The remaining uses of cash from financing activities in each period resulted primarily from the repurchase of our common stock from our 401(k) Plan and income tax withholding in connection with the vesting of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”).
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
Under the terms of our customer-sponsored programs to sell accounts receivable, a change in the reference rate would affect the amount of financing costs we incur, and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in Term SOFR or the discount rates on the accounts receivable sales programs would have increased our factoring costs and reduced the amount of cash we would have received by approximately $2.3 million and $2.1 million for the three months ended March 30, 2024 and April 1, 2023, respectively.
Under the terms of our credit agreement, a change in the reference rate or the lender’s base rate would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the reference rate or base rate would have increased our interest expense on our variable rate debt under our credit agreement by approximately $1.4 million and $1.8 million for the three months ended March 30, 2024 and April 1, 2023, respectively.
ITEM 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation, as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures, as defined in Rule 13a-15(e), were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the three months ended March 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
There have been no material changes in our risk factors from the risks previously reported in PART 1, ITEM 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023. You should carefully consider the factors discussed in PART I, ITEM 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended March 30, 2024, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (4)
January 1, 2024 through January 27, 2024 (1)	103,624	$82.12	98,573	$204,577,352
January 28, 2024 through February 24, 2024 (2)	104,885	$82.76	103,800	$195,986,974
February 25, 2024 through March 30, 2024 (3)	110,743	$90.90	107,800	$186,193,115
Total	319,252		310,173	$186,193,115
(1)Includes 5,051 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (the “401(k) Plan”).
(2)Includes 1,085 shares purchased from the 401(k) Plan.
(3)Includes 1,320 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock awards (“RSAs”) during the period. The RSAs were granted to participants in prior periods pursuant to our 2008 Stock Option and Stock Incentive Plan (the “2008 Plan”). Also includes 1,623 shares purchased from the 401(k) Plan.
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

ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
Not Applicable
ITEM 5. Other Information
Director and Executive Officer Trading Arrangements
On March 13, 2024, Mr. Jeffrey L. Darby, our Senior Vice President, Sales & Marketing, adopted a Rule 10b5-1 plan (“Rule 10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Darby’s Rule 10b5-1 Plan provides for the sale of up to 9,000 shares of the Company's common stock, pursuant to the terms of the Rule 10b5-1 Plan. The Rule 10b5-1 Plan expires on March 28, 2025, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.
During the quarter ended March 30, 2024, no other director or executive officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).
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
The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended March 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended March 30, 2024, formatted in Inline XBRL (included as Exhibit 101).
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dorman Products, Inc.
May 7, 2024

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)
May 7, 2024

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)