Form 10-Q
period 2024-06-29
Dorman Products, Inc.
filed 2024-08-02
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 30, 2024, the registrant had 30,572,287 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 29, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales	$502,951	$480,568	$971,652	$947,306
Cost of goods sold	303,550	317,062	590,805	639,323
Gross profit	199,401	163,506	380,847	307,983
Selling, general and administrative expenses	126,949	108,308	253,957	234,671
Income from operations	72,452	55,198	126,890	73,312
Interest expense, net	10,202	12,565	20,807	24,518
Other (income) expense, net	(136)	(396)	(96)	(753)
Income before income taxes	62,386	43,029	106,179	49,547
Provision for income taxes	14,976	10,259	25,941	11,094
Net income	$47,410	$32,770	$80,238	$38,453
Other comprehensive income:
Change in foreign currency translation adjustment	$(519)	$566	$(1,618)	$685
Comprehensive Income	$46,891	$33,336	$78,620	$39,138

Earnings per share:
Basic	$1.53	$1.04	$2.58	$1.22
Diluted	$1.53	$1.04	$2.58	$1.22
Weighted average shares outstanding:
Basic	30,957	31,466	31,048	31,451
Diluted	31,071	31,528	31,160	31,533
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	June 29, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$47,467	$36,814
Accounts receivable, less allowance for doubtful accounts of $1,583 and $3,518	526,183	526,867
Inventories	620,371	637,375
Prepaids and other current assets	39,014	32,653
Total current assets	1,233,035	1,233,709
Property, plant and equipment, net	165,766	160,113
Operating lease right-of-use assets	102,461	103,476
Goodwill	443,020	443,889
Intangible assets, net	290,277	301,556
Other assets	51,156	49,664
Total assets	$2,285,715	$2,292,407
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$164,657	$176,664
Accrued compensation	22,266	23,971
Accrued customer rebates and returns	203,681	204,495
Revolving credit facility	69,460	92,760
Current portion of long-term debt	15,625	15,625
Other accrued liabilities	38,430	33,636
Total current liabilities	514,119	547,151
Long-term debt	461,188	467,239
Long-term operating lease liabilities	89,606	91,262
Other long-term liabilities	10,165	9,627
Deferred tax liabilities, net	9,317	8,925
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,765,672 and 31,299,770 shares issued and outstanding in 2024 and 2023, respectively	308	313
Additional paid-in capital	106,714	101,045
Retained earnings	1,098,506	1,069,435
Accumulated other comprehensive loss	(4,208)	(2,590)
Total shareholders’ equity	1,201,320	1,168,203
Total liabilities and shareholders' equity	$2,285,715	$2,292,407
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 29, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at March 30, 2024	31,011,870	$310	$102,211	$1,075,663	$(3,689)	$1,174,495
Exercise of stock options	3,549	—	219	—	—	219
Compensation expense under incentive stock plans	—	—	3,849	—	—	3,849
Purchase and cancellation of common stock	(273,390)	(3)	(492)	(24,509)	—	(25,004)
Issuance of common stock under incentive stock plans, net of cancellations	24,521	1	960	—	—	961
Other stock-related activity	(878)	—	(33)	(58)	—	(91)
Change in foreign currency translation adjustment	—	—	—	—	(519)	(519)
Net income	—	—	—	47,410	—	47,410
Balance at June 29, 2024	30,765,672	$308	$106,714	$1,098,506	$(4,208)	$1,201,320

	Three Months Ended July 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at April 1, 2023	31,469,310	$315	$90,416	$961,597	$(3,184)	$1,049,144
Exercise of stock options	1,399	—	81	—	—	81
Compensation expense under incentive stock plans	—	—	3,123	—	—	3,123
Purchase and cancellation of common stock	(4,715)	—	(9)	(386)	—	(395)
Issuance of common stock under incentive stock plans, net of cancellations	23,177	—	1,004	—	—	1,004
Other stock-related activity	(1,007)	—	(163)	(58)	—	(221)
Change in foreign currency translation adjustment	—	—	—	—	566	566
Net income	—	—	—	32,770	—	32,770
Balance at July 1, 2023	31,488,164	$315	$94,452	$993,923	$(2,618)	$1,086,072

	Six Months Ended June 29, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2023	31,299,770	$313	$101,045	$1,069,435	$(2,590)	$1,168,203
Exercise of stock options	9,089	—	559	—	—	559
Compensation expense under incentive stock plans	—	—	6,780	—	—	6,780
Purchase and cancellation of common stock	(591,322)	(6)	(1,064)	(51,070)	—	(52,140)
Issuance of common stock under incentive stock plans, net of cancellations	65,878	1	960	—	—	961
Other stock-related activity	(17,743)	—	(1,566)	(97)	—	(1,663)
Change in foreign currency translation adjustment	—	—	—	—	(1,618)	(1,618)
Net income	—	—	—	80,238	—	80,238
Balance at June 29, 2024	30,765,672	$308	$106,714	$1,098,506	$(4,208)	$1,201,320

	Six Months Ended July 1, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2022	31,430,632	$314	$88,750	$956,870	$(3,303)	$1,042,631
Exercise of stock options	17,029	—	1,130	—	—	1,130
Compensation expense under incentive stock plans	—	—	5,435	—	—	5,435
Purchase and cancellation of common stock	(9,840)	—	(18)	(810)	—	(828)
Issuance of common stock under incentive stock plans, net of cancellations	75,328	1	1,003	—	—	1,004
Other stock-related activity	(24,985)	—	(1,848)	(590)	—	(2,438)
Change in foreign currency translation adjustment	—	—	—	—	685	685
Net income	—	—	—	38,453	—	38,453
Balance at July 01, 2023	31,488,164	$315	$94,452	$993,923	$(2,618)	$1,086,072
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023
Cash Flows from Operating Activities:
Net income	$80,238	$38,453
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	28,203	26,969
Fair value adjustment to contingent consideration	—	(12,400)
Provision for doubtful accounts	(15)	2,357
Provision for deferred income taxes	472	2,980
Provision for stock-based compensation	6,780	5,435
Changes in assets and liabilities:
Accounts receivable	627	(27,522)
Inventories	16,745	113,331
Prepaids and other current assets	(5,739)	(12,229)
Other assets	(3,339)	(3,526)
Accounts payable	(12,112)	(28,028)
Accrued customer rebates and returns	(806)	(2,713)
Accrued compensation and other liabilities	4,275	(10,221)
Cash provided by operating activities	115,329	92,886
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	—	67
Property, plant and equipment additions	(22,690)	(23,269)
Cash used in investing activities	(22,690)	(23,202)
Cash Flows from Financing Activities:
Payments of revolving credit line	(23,300)	(72,800)
Payments of long-term debt	(6,250)	(6,250)
Payment of deferred acquisition consideration	(200)	—
Proceeds from exercise of stock options	559	1,130
Purchase and cancellation of common stock	(52,033)	(828)
Other stock-related activity	(704)	(1,343)
Cash used in financing activities	(81,928)	(80,091)
Effect of exchange rate changes on Cash and Cash Equivalents	(58)	39
Net Increase (Decrease) in Cash and Cash Equivalents	10,653	(10,368)
Cash and Cash Equivalents, Beginning of Period	36,814	46,034
Cash and Cash Equivalents, End of Period	$47,467	$35,666
Supplemental Cash Flow Information
Cash paid for interest expense	$20,332	$26,745
Cash paid for income taxes	$26,374	$14,779
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 2024 AND JULY 1, 2023
(UNAUDITED)
1.    Basis of Presentation
As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on The Nasdaq Stock Market LLC is “DORM.”
The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 29, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers and the introduction of new products and product lines to customers. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Sales of accounts receivable	$251,538	$241,937	$536,756	$479,677
Factoring costs	12,622	11,895	26,232	25,419
3.    Inventories
Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	June 29, 2024	December 31, 2023
Raw materials	$29,614	$29,750
Bulk product	192,151	211,805
Finished product	389,412	387,668
Packaging materials	9,194	8,152
Total	$620,371	$637,375

4.    Goodwill and Intangible Assets
Goodwill
Goodwill included the following:

(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Consolidated
Balance at December 31, 2023	$313,704	$57,876	$72,309	$443,889
Foreign currency translation	—	(869)	—	(869)
Balance at June 29, 2024	$313,704	$57,007	$72,309	$443,020
Intangible Assets
Intangible assets included the following:

	June 29, 2024			December 31, 2023
Intangible assets subject to amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Customer relationships	$175,430	$37,186	$138,244	$175,430	$31,678	$143,752
Trade names	67,690	12,797	54,893	67,690	10,676	57,014
Product portfolio	107,800	13,051	94,749	107,800	9,720	98,080
Technology	2,167	1,191	976	2,167	1,069	1,098
Patents and other	2,230	815	1,415	2,230	618	1,612
Total	$355,317	$65,040	$290,277	$355,317	$53,761	$301,556
Amortization expense was $5.5 million during both the three months ended June 29, 2024 and July 1, 2023, and $11.1 million and $11.0 million during the six months ended June 29, 2024 and July 1, 2023, respectively.
5.    Debt
As of June 29, 2024 and December 31, 2023, the interest rate on the outstanding borrowings under our credit facility was 6.82% and 6.96%, respectively.

6.    Segment and Geographic Information
Segment results are as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net Sales:
Light Duty	$385,358	$353,839	$744,651	$701,922
Heavy Duty	61,189	69,007	118,998	136,654
Specialty Vehicle	56,404	57,722	108,003	108,730
Total	$502,951	$480,568	$971,652	$947,306

Segment profit:
Light Duty	$65,912	$41,013	$123,707	$62,460
Heavy Duty	2,721	3,386	2,730	8,734
Specialty Vehicle	10,030	9,705	17,199	16,785
Total	$78,663	$54,104	$143,636	$87,979
A reconciliation of segment profit to income before income taxes is as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Segment profit	$78,663	$54,104	$143,636	$87,979
Acquisition-related intangible assets amortization	(5,481)	(5,418)	(10,965)	(10,851)
Acquisition-related transaction and other costs	(448)	(5,866)	(931)	(14,415)
Executive transition services expenses	—	(22)	—	—
Pretax reduction in workforce costs	(282)	—	(4,850)	(1,801)
Fair value adjustment to contingent consideration	—	12,400	—	12,400
Interest expense, net	(10,202)	(12,565)	(20,807)	(24,518)
Other income (expense), net	136	396	96	753
Income before income taxes	$62,386	$43,029	$106,179	$49,547
The following table presents our net sales by geographic region:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net sales to U.S. customers	$462,514	$438,300	$891,369	$868,993
Net sales to non-U.S. customers	40,437	42,268	80,283	78,313
Total	$502,951	$480,568	$971,652	$947,306

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
As of June 29, 2024 and December 31, 2023, we estimated that no such contingent payments are expected to become due in connection with the acquisitions, and therefore accrued no liability.
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
8.    Stock-Based Compensation
Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)
We grant RSUs, and prior to January 2020 we granted RSAs, to participants in our equity plans. Performance-based RSUs granted in the six months ended June 29, 2024 included certain grants that vest based on our total shareholder return ranking relative to the Nasdaq US Benchmark Auto Parts Index over a three-year performance period (market condition), and other grants that vest based upon achievement of return on invested capital targets over a three-year performance period (performance condition).
Compensation cost related to RSA and RSU grants was $3.2 million and $2.6 million for the three months ended June 29, 2024 and July 1, 2023, respectively, and $5.7 million and $4.3 million for the six months ended June 29, 2024 and July 1, 2023 respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The following table summarizes our RSA and RSU activity for the six months ended June 29, 2024:

	Shares	Weighted Average Fair Value
Balance at December 31, 2023	257,554	$97.33
Granted	184,007	$98.95
Vested	(55,401)	$88.63
Canceled	(27,523)	$112.99
Balance at June 29, 2024	358,637	$98.30
For the six months ended June 29, 2024, we granted 32,109 performance-based RSUs containing a market condition with a grant date fair value of $138.58 per share. For the six months ended July 1, 2023, we granted 29,399 performance-based RSUs containing a market condition with a grant date fair value of $113.15 per share.
As of June 29, 2024, there was $24.8 million of unrecognized compensation cost related to unvested RSA and RSU grants that is expected to be recognized over a weighted average period of 2.3 years.
Stock Options
From time to time, we grant stock options to participants in our equity plans. Compensation cost related to stock option grants was $0.4 million and $0.6 million for the three months ended June 29, 2024 and July 1, 2023, respectively, and $0.8 million and $1.0 million for the six months ended June 29, 2024 and July 1, 2023, respectively, and was included as selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes our stock option activity for the six months ended June 29, 2024:

	Shares	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	311,217	$86.52
Canceled	(6,416)	$94.50
Exercised	(10,311)	$63.73
Balance at June 29, 2024	294,490	$87.14	4.9	$2,192
Exercisable at June 29, 2024	192,637	$83.34	4.3	$2,160
As of June 29, 2024, there was $2.9 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 2.2 years.
Employee Stock Purchase Plan ("ESPP")
During the three and six months ended June 29, 2024, we issued 13,555 shares under the ESPP. During the three and six months ended July 1, 2023, we issued 14,975 shares under the ESPP.
9.    Earnings Per Share
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
For the three months ended June 29, 2024 and July 1, 2023, there were approximately 225,000 shares and 353,000 shares, respectively, and for the six months ended June 29, 2024 and July 1, 2023 there were approximately 272,000 shares and 295,000 shares, respectively, that were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.
The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023

Net income	$47,410	$32,770	$80,238	$38,453
Denominator:
Weighted average basic shares outstanding	30,957	31,466	31,048	31,451
Effect of stock-based compensation awards	114	62	112	82
Weighted average diluted shares outstanding	31,071	31,528	31,160	31,533
Earnings Per Share:
Basic	$1.53	$1.04	$2.58	$1.22
Diluted	$1.53	$1.04	$2.58	$1.22
10.    Common Stock Repurchases
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

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Shares repurchased and canceled	1,245	4,715	9,004	9,840
Total cost of shares repurchased and canceled (in thousands)	$113	$394	$786	$828
Average price per share	$90.86	$83.56	$87.34	$84.11
Separately, our Board of Directors has authorized the repurchase of up to $600 million of our common stock through December 31, 2024 under a previously announced share repurchase program and subsequent authorizations. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion. The share repurchase program does not obligate us to acquire any specific number of shares. At June 29, 2024, $161.3 million was available for repurchase under this share repurchase program.
The following table summarizes the repurchase and cancellation of common stock under the share repurchase program:

	Three Months Ended		Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Shares repurchased and canceled	272,145	—	582,318	—
Total cost of shares repurchased and canceled (in thousands)	$24,891	$—	$51,354	$—
Average price per share	$91.46	$—	$88.19	$—
11.    Income Taxes
At June 29, 2024, we had $4.7 million of net unrecognized tax benefits, $4.4 million of which would lower our effective tax rate if recognized. Interest and penalties related to uncertain tax positions are recognized in income tax expense and were not material as of June 29, 2024.
We file income tax returns in the United States, Canada, China, India, and Mexico. The statute of limitations for tax years before 2020 is closed for U.S. federal income tax purposes. The statute of limitations for tax years before 2017 is closed for the states in which we filed. The statute of limitations for tax years before 2021 is closed for income tax purposes in Canada and China. The statute of limitations for tax years before 2020 is closed for income tax purposes in India. The statute of limitations for tax years before 2019 is closed for income tax purposes in Mexico.
12.    Related-Party Transactions
Prior to December 1, 2023, we leased our Colmar, PA facility from an entity in which Steven Berman, our Non-Executive Chairman, and certain of his family members are owners. On December 1, 2023, the Colmar facility was sold to a third party, subject to our lease. We also lease a portion of our Lewisberry, PA facility from an entity in which Mr. Berman, and certain of his family members are owners. The Colmar lease was, and the Lewisberry lease is, a non-cancelable operating lease. The Lewisberry lease expires December 31, 2027.
We also lease our facilities in Madison, IN and Shreveport, LA, from entities in which Lindsay Hunt, our President, Specialty Vehicle, and certain of her family members are owners. Each lease is a non-cancelable operating lease, was renewed in October 2022 in connection with the acquisition of SuperATV, LLC, a leading supplier to the powersports aftermarket ("SuperATV"), and will expire on October 31, 2027.
We have service agreements with counterparties that are majority-owned by a family member of Ms. Hunt. These agreements provide for various warehouse and facility-related services at agreed-upon rates.
The following table represents the estimated payments for the year ending December 31, 2024 and actual payments for the year ended December 31, 2023 under the related party agreements described above:

	Year Ending	Year Ended
(in thousands)	December 31, 2024	December 31, 2023
Facility leases with Steven Berman related entities	$715	$2,918
Facility leases with Lindsay Hunt related entities	$2,757	$2,603
Service agreements with Lindsay Hunt related entities	$54	$200

We are a partner in a joint venture with one of our suppliers and own a minority interest in two other suppliers. Two of these investments are accounted for under the equity method and one is accounted for under the cost method.
13.    Fair Value Disclosures
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
14.    New and Recently Adopted Accounting Pronouncements
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
Introduction
The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes thereto of Dorman Products, Inc. included in “PART 1, ITEM 1. Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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
Overview
We are one of the leading suppliers of replacement and upgrade parts in the motor vehicle aftermarket industry, serving passenger cars, light-, medium-, and heavy-duty trucks, as well as specialty vehicles, including utility terrain vehicles (UTVs) and all-terrain vehicles (ATVs). We operate through three business segments: Light Duty, Heavy Duty, and Specialty Vehicle, consistent with the sectors of the motor vehicle aftermarket industry in which we operate. For more information on our segments, refer to Note 8, “Segment Information,” to the Consolidated Financial Statements, included under Part II, ITEM 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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

In the six months ended June 29, 2024, we introduced 3,096 new distinct parts to our customers and end-users, including 997 “New-to-the-Aftermarket” parts. We introduced 6,106 new distinct parts to our customers and end-users in the fiscal year ended December 31, 2023, including 1,791 “New-to-the-Aftermarket” parts.
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
Acquisitions
A key component of our strategy is growth through acquisitions, including the October 2022 acquisition of SuperATV, a leading independent supplier to the powersports aftermarket with a family of highly respected brands spanning functional accessories and upgrades, as well as replacement parts for specialty vehicles, and the August 2021 acquisition of Dayton Parts, a manufacturer of chassis and other parts designed to serve the heavy-duty vehicle sector of the aftermarket. We may acquire businesses in the future to supplement our financial growth, increase our customer base, add to our distribution capabilities or enhance our product development resources, among other reasons.
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
We may incur change-over costs to induce a customer to switch from a competitor’s brand. These costs are recorded as a reduction to revenue when incurred.
Product Warranty and Overstock Returns
We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products in the light-duty parts categories, with more limited warranties for our heavy-duty and specialty vehicle products. In addition to warranty returns, we may permit our customers to return new, undamaged products to us within customer-specific limits if they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency and average cost of the claim and the probability of the customer return. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Revisions to these estimates are made when necessary, based upon changes in these factors. We regularly study trends of such claims.
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
Impact of Labor Market and Inflationary Costs
We experienced broad-based inflationary impacts during the year ended December 31, 2023, notably in the first six months of the year, due primarily to global transportation and logistics constraints, which resulted in significantly higher transportation costs; tariffs; material costs; and wage inflation from an increasingly competitive labor market. Uncertain global supply chain and logistics stability driven by geopolitical events, higher labor costs and material inflation costs may negatively impact our results in the future. We attempt to offset inflationary pressures with cost-saving initiatives, price increases to customers and the use of alternative suppliers. There can be no assurance that we will be successful in implementing pricing increases in the future to recover increased inflationary costs.
Impact of Interest Rates
Our business is subject to interest rate risk under the terms of our customer accounts receivable sales programs, as a change in the Term Secured Overnight Financing Rate (“Term SOFR”) or alternative discount rate affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our credit facility bear interest at variable rates tied to Term SOFR or the applicable base rate. Under the terms of the credit facility, a change in interest rates affects the rate at which we can borrow funds thereunder and also impacts the interest cost on existing borrowings. Interest rates may hold steady at their current rates for prolonged periods or may increase in the future, resulting in increased costs associated with our accounts receivable sales programs and outstanding borrowings. During the year ended December 31, 2023, we saw significant increases in Term SOFR, and other reference rates and interest rates have remained elevated throughout the six months ended June 29, 2024, which impacted our results as discussed in Results of Operations that follows.
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
In March 2022, the USTR reinstated tariff relief for certain categories of products imported from China that had expired. Absent further action by the USTR, the reinstated tariff relief will expire on May 31, 2025. The reinstated tariff relief applies to a limited number of our products and is not expected to materially impact our operating results.
Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations:

	Three Months Ended*				Six Months Ended*
(in thousands, except percentage data)	June 29, 2024		July 1, 2023		June 29, 2024		July 1, 2023
Net sales	$502,951	100.0%	$480,568	100.0%	$971,652	100.0%	$947,306	100.0%
Cost of goods sold	303,550	60.4%	317,062	66.0%	590,805	60.8%	639,323	67.5%
Gross profit	199,401	39.6%	163,506	34.0%	380,847	39.2%	307,983	32.5%
Selling, general and administrative expenses	126,949	25.2%	108,308	22.5%	253,957	26.1%	234,671	24.8%
Income from operations	72,452	14.4%	55,198	11.5%	126,890	13.1%	73,312	7.7%
Interest expense, net	10,202	2.0%	12,565	2.6%	20,807	2.1%	24,518	2.6%
Other (income) expense, net	(136)	0.0%	(396)	(0.1)%	(96)	0.0%	(753)	(0.1)%
Income before income taxes	62,386	12.4%	43,029	9.0%	106,179	10.9%	49,547	5.2%
Provision for income taxes	14,976	3.0%	10,259	2.1%	25,941	2.7%	11,094	1.2%
Net income	$47,410	9.4%	$32,770	6.8%	$80,238	8.3%	$38,453	4.1%
*Percentage of sales information may not add due to rounding
Three Months Ended June 29, 2024 Compared to Three Months Ended July 1, 2023
Net sales increased $22.4 million, or 5%, for the three months ended June 29, 2024 compared to the prior year period, driven primarily by volume growth in the light duty sector and new product introductions, partially offset by soft market conditions in the heavy duty and specialty vehicle sectors.
Gross profit as a percentage of net sales increased 560 basis points compared to the prior year period primarily due to easing of inflationary pressures across the businesses and favorable cost savings initiatives.
Selling, general and administrative expenses (“SG&A”) increased $18.6 million, or 270 basis points as a percentage of net sales, for the three months ended June 29, 2024, compared to the prior year period. In the prior year period, SG&A benefited from a $12.4 million fair value adjustment to the estimated contingent consideration related to a prior acquisition.
Our effective tax rate increased to 24.0% for the three months ended June 29, 2024 from 23.8% for the three months ended July 1, 2023.
Six Months Ended June 29, 2024 Compared to Six Months Ended July 1, 2023
Net sales increased $24.3 million, or 3%, for the six months ended June 29, 2024 compared to the prior year period, driven primarily by volume, including from new product introductions.
Gross profit as a percentage of net sales increased 670 basis points compared to the prior year period primarily due to sales of lower-cost inventory and cost savings initiatives.
Selling, general and administrative expenses (“SG&A”) increased $19.3 million, or 130 basis points as a percentage of net sales, for the six months ended June 29, 2024, compared to the prior year period. The increase in SG&A was driven by a favorable $12.4 million fair value adjustment in the prior year period to the estimated contingent consideration obligation for an acquisition.
Our effective tax rate increased to 24.4% for the six months ended June 29, 2024 from 22.4% for the six months ended July 1, 2023 primarily due to favorable discrete items applied to a lower income before income taxes in the six months ended July 1, 2023.
Segment Operating Results
Segment operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Net Sales:
Light Duty	$385,358	$353,839	$744,651	$701,922
Heavy Duty	61,189	69,007	118,998	136,654
Specialty Vehicle	56,404	57,722	108,003	108,730
Total	$502,951	$480,568	$971,652	$947,306

Segment profit:
Light Duty	$65,912	$41,013	$123,707	$62,460
Heavy Duty	2,721	3,386	2,730	8,734
Specialty Vehicle	10,030	9,705	17,199	16,785
Total	$78,663	$54,104	$143,636	$87,979
Three Months Ended June 29, 2024 Compared to Three Months Ended July 1, 2023
Light Duty
Light Duty net sales increased $31.5 million, or 9%, for the three months ended June 29, 2024 compared to the prior year period, primarily due to volume, including new product introductions.
Light Duty segment profit as a percentage of net sales increased to 17.1% for the three months ended June 29, 2024, from 11.6% for the three months ended July 1, 2023. This increase was primarily driven by the sell-through of lower-cost inventory, cost-saving initiatives and favorable leverage on higher net sales compared to the three months ended July 1, 2023.

Heavy Duty
Heavy Duty net sales decreased $7.8 million, or 11%, for the three months ended June 29, 2024 compared to the prior year period. The decrease in net sales primarily reflects lower freight industry shipping volumes in the three months ended June 29, 2024, as well as strong sales performance in the three months ended July 1, 2023 driven by customers’ inventory restocking at the end of the global pandemic.
Heavy Duty segment profit as a percentage of net sales decreased 50 basis points for the three months ended June 29, 2024, compared to the prior year period. This decrease was primarily driven by the deleveraging of fixed costs on lower net sales, and the impact of investments we made as part of initiatives to grow sales and improve margins on a long-term basis.
Specialty Vehicle
Specialty Vehicle net sales decreased $1.3 million, or 2%, for the three months ended June 29, 2024, compared to the prior year period, due to soft sector demand negatively impacted by higher financing rates and broader economic uncertainty.
Specialty Vehicle segment profit as a percentage of net sales increased to 17.8% from 16.8% for the three months ended June 29, 2024 and July 1, 2023, respectively. This increase was primarily driven by cost savings initiatives.
Six Months Ended June 29, 2024 Compared to Six Months Ended July 1, 2023
Light Duty
Light Duty net sales increased $42.7 million, or 6%, for the six months ended June 29, 2024 compared to the prior year period, primarily due to volume increases, including new product introductions.
Light Duty segment profit as a percentage of net sales increased to 16.6% for the six months ended June 29, 2024, from 8.9% for the six months ended July 1, 2023. This increase was primarily driven by the sell-through of lower-cost inventory and cost savings initiatives.
Heavy Duty
Heavy Duty net sales decreased $17.7 million, or 13%, for the six months ended June 29, 2024 compared to the prior year period. The decrease in net sales primarily reflects lower freight industry shipping volumes in the six months ended June 29, 2024, as well as strong sales performance in the six months ended July 1, 2023 driven by customers’ inventory restocking at the end of the global pandemic.
Heavy Duty segment profit as a percentage of net sales decreased by 410 basis points for the six months ended June 29, 2024, compared to the prior year period. This decrease was primarily driven by the deleveraging of fixed costs on lower net sales and the impact of investments we made as part of initiatives to grow sales and improve margins on a long-term basis.
Specialty Vehicle
Specialty Vehicle net sales decreased $0.7 million, or 1%, for the six months ended June 29, 2024, compared to the prior year period, due to lower market demand, partially offset by initiatives to expand our dealer footprint and drive sales to new dealers.
Specialty Vehicle segment profit as a percentage of net sales increased to 15.9% for the six months ended June 29, 2024, from 15.4% for the six months ended July 1, 2023. This increase was primarily driven by the sell-through of lower-cost inventory and cost savings initiatives compared to the six months ended July 1, 2023.

Liquidity and Capital Resources
Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs facilitated through certain customers. Key components of our liquidity and capital resources were as follows:

(in thousands)	June 29, 2024	December 31, 2023
Cash and cash equivalents	$47,467	$36,814
Working Capital	$718,916	$686,558
Shareholders' equity	$1,201,320	$1,168,203
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
Payment Terms and Accounts Receivable Sales Programs
Over the past several years, we have continued to extend payment terms to certain customers as a result of customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant uses of cash. Where available and when we deem appropriate, we participate in accounts receivable sales programs with several customers that allow us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment term extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash upfront than if we collected those accounts receivable ourselves in due course, resulting in accounts receivable factoring costs. Moreover, since these accounts receivable sales programs bear interest at rates tied to the Term SOFR or other reference rates, increases in these applicable rates increase our cost to sell our receivables and reduce the amount of cash we receive. See PART I, ITEM 3. Quantitative and Qualitative Disclosures about Market Risk for more information. Further extensions of customer payment terms would result in additional uses of cash or increased costs associated with the sales of accounts receivable.
Sales of accounts receivable under these programs, and related factoring costs were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Sales of accounts receivable	$251,538	$241,937	$536,756	$479,677
Factoring costs	12,622	11,895	26,232	25,419
If receivables had not been sold over the previous twelve months, approximately $805.4 million and $526.4 million of additional accounts receivable would have been outstanding at June 29, 2024 and December 31, 2023, respectively, based on our standard payment terms. We had capacity to sell more accounts receivable under these programs if the needs of the business warranted.
Credit Agreement
The Company has a credit agreement that provides a $600.0 million revolving credit facility and also includes a $500.0 million term loan with quarterly amortization payment requirements. The credit agreement matures on October 4, 2027. As of June 29, 2024, there was $69.5 million in outstanding borrowings under the revolving credit facility and $478.1 million in outstanding borrowings under the term loan. Also on that date, we had outstanding letters of credit for $1.5 million in aggregate. Net of outstanding borrowings and letters of credit, we had $529.0 million available under the credit facility at June 29, 2024.
Our credit agreement contains affirmative and negative covenants. As of June 29, 2024, we were not in default with respect to our credit agreement.
Refer to Note 7, “Long-Term Debt” to the Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for additional information.
Cash Flows
The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
(in thousands)	June 29, 2024	July 1, 2023
Cash provided by operating activities	$115,329	$92,886
Cash used in investing activities	(22,690)	(23,202)
Cash used in financing activities	(81,928)	(80,091)
Effect of foreign exchange on cash and cash equivalents	(58)	39
Net increase (decrease) in cash and cash equivalents	$10,653	$(10,368)
For the six months ended June 29, 2024, cash provided by operating activities increased $22.4 million over the prior year period, primarily driven by higher net income, partially offset by favorable working capital in the prior year period from significant inventory reductions.
Investing activities used cash of $22.7 million and $23.2 million during the six months ended June 29, 2024 and July 1, 2023, respectively. The decrease in cash used in investing activities during the six months ended June 29, 2024 over the prior year period is primarily due to higher additions for property, plant and equipment in the prior year period.
Financing activities during the six months ended June 29, 2024 included $51.2 million paid to repurchase 581,880 shares of common stock under our share repurchase plan, and the repayment of $23.3 million of outstanding borrowings under our revolving credit facility and $6.3 million of our term loan balance under our credit agreement. During the six months ended July 1, 2023, we repaid $72.8 million of outstanding borrowings under our revolving credit facility and $6.3 million of our term loan balance under our credit agreement. The remaining uses of cash from financing activities in each period resulted primarily from the repurchase of our common stock from our 401(k) Plan and income tax withholding in connection with the vesting of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”).
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
Under the terms of our customer-sponsored programs to sell accounts receivable, a change in the reference rate would affect the amount of financing costs we incur, and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in Term SOFR or the discount rates on the accounts receivable sales programs would have increased our factoring costs and reduced the amount of cash we would have received by approximately $2.0 million and $1.9 million for the three months ended June 29, 2024 and July 1, 2023, respectively, and $4.3 million and $4.0 million for the six months ended June 29, 2024 and July 1, 2023, respectively.
Under the terms of our credit agreement, a change in the reference rate or the lender’s base rate would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the reference rate or base rate would have increased our interest expense on our variable rate debt under our credit agreement by approximately $1.4 million and $1.8 million for the three months ended June 29, 2024 and July 1, 2023, respectively, and $2.8 million and $3.6 million for the six months ended June 29, 2024 and July 1, 2023, respectively.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the three months ended June 29, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 29, 2024, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 31, 2024 through April 27, 2024	—	$—	—	$186,193,115
April 28, 2024 through May 25, 2024	39,000	$91.63	39,000	$182,619,597
May 26, 2024 through June 29, 2024 (1)	234,390	$91.43	233,145	$161,301,971
Total	273,390		272,145	$161,301,971
(1)Includes 1,245 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (the “401(k) Plan”).
(2)On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several actions taken since that time, including most recently in July 2022, our Board of Directors has expanded the program to $600 million and extended the program through December 31, 2024. Under this program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at our discretion.
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
Not Applicable

ITEM 5. Other Information
Director and Executive Officer Trading Arrangements
On June 14, 2024, Mr. Steven L. Berman, Non-Executive Chairman of our Board of Directors, adopted a Rule 10b5-1 plan (“Rule 10b5-1 Plan”) intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The Rule 10b5-1 Plan covers shares of the Company’s common stock owned (i) directly by Mr. Berman, (ii) by certain family trusts for which Mr. Berman serves as co-trustee, and (iii) by certain family trusts for the benefit of Mr. Berman’s children. Among other things, the Rule 10b5-1 Plan provides for the sale of up to 175,000 shares of the Company's common stock held directly by Mr. Berman and up to 225,000 shares of the Company’s common stock held by such trusts. The Rule 10b5-1 Plan expires on September 15, 2025, or upon the earlier completion of all authorized transactions under such Rule 10b5-1 Plan.
During the quarter ended June 29, 2024, no other director or executive officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).
ITEM 6. Exhibits
(a)Exhibits
The Exhibits included in this report are listed in the Exhibit Index on page 27, which is incorporated herein by reference.
EXHIBIT INDEX

10.1	Amendment No. 2 to Credit Agreement, dated July 1, 2024, by and among Dorman Products, Inc., the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32
Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished with this report). **

101
The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended June 29, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended June 29, 2024, formatted in Inline XBRL (included as Exhibit 101).
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dorman Products, Inc.
August 2, 2024

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)
August 2, 2024

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)