Form 10-Q
period 2024-09-28
Dorman Products, Inc.
filed 2024-11-01
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 29, 2024, the registrant had 30,517,484 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 28, 2024

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales	$503,773	$488,186	$1,475,425	$1,435,492
Cost of goods sold	299,970	304,968	890,775	944,291
Gross profit	203,803	183,218	584,650	491,201
Selling, general and administrative expenses	124,532	119,010	378,489	353,681
Income from operations	79,271	64,208	206,161	137,520
Interest expense, net	9,762	12,215	30,569	36,733
Other income, net	1,615	605	1,711	1,358
Income before income taxes	71,124	52,598	177,303	102,145
Provision for income taxes	15,871	12,076	41,812	23,170
Net income	$55,253	$40,522	$135,491	$78,975
Other comprehensive income:
Change in foreign currency translation adjustment	651	(1,214)	(967)	(529)
Comprehensive Income	$55,904	$39,308	$134,524	$78,446

Earnings per share:
Basic	$1.81	$1.29	$4.39	$2.51
Diluted	$1.80	$1.28	$4.37	$2.50
Weighted average shares outstanding:
Basic	30,570	31,483	30,888	31,462
Diluted	30,739	31,555	31,019	31,540
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	September 28, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$45,127	$36,814
Accounts receivable, less allowance for doubtful accounts of $1,647 and $3,518	571,051	526,867
Inventories	665,237	637,375
Prepaids and other current assets	34,661	32,653
Total current assets	1,316,076	1,233,709
Property, plant and equipment, net	165,734	160,113
Operating lease right-of-use assets	107,176	103,476
Goodwill	443,340	443,889
Intangible assets, net	284,138	301,556
Other assets	47,633	49,664
Total assets	$2,364,097	$2,292,407
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$205,905	$176,664
Accrued compensation	27,003	23,971
Accrued customer rebates and returns	208,274	204,495
Revolving credit facility	61,760	92,760
Current portion of long-term debt	18,750	15,625
Other accrued liabilities	39,631	33,636
Total current liabilities	561,323	547,151
Long-term debt	455,038	467,239
Long-term operating lease liabilities	94,294	91,262
Other long-term liabilities	9,203	9,627
Deferred tax liabilities, net	9,637	8,925
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,516,759 and 31,299,770 shares issued and outstanding in 2024 and 2023, respectively	305	313
Additional paid-in capital	110,595	101,045
Retained earnings	1,127,259	1,069,435
Accumulated other comprehensive loss	(3,557)	(2,590)
Total shareholders’ equity	1,234,602	1,168,203
Total liabilities and shareholders' equity	$2,364,097	$2,292,407
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 28, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at June 29, 2024	30,765,672	$308	$106,714	$1,098,506	$(4,208)	$1,201,320
Exercise of stock options	15,269	—	1,207	—	—	1,207
Compensation expense under incentive stock plans	—	—	3,767	—	—	3,767
Purchase and cancellation of common stock	(276,063)	(3)	(497)	(26,499)	—	(26,999)
Issuance of common stock under incentive stock plans, net of cancellations	17,177	—	—	—	—	—
Other stock-related activity	(5,296)	—	(596)	(1)	—	(597)
Change in foreign currency translation adjustment	—	—	—	—	651	651
Net income	—	—	—	55,253	—	55,253
Balance at September 28, 2024	30,516,759	$305	$110,595	$1,127,259	$(3,557)	$1,234,602

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at July 1, 2023	31,488,164	$315	$94,452	$993,923	$(2,618)	$1,086,072
Exercise of stock options	460	—	37	—	—	37
Compensation expense under incentive stock plans	—	—	2,901	—	—	2,901
Purchase and cancellation of common stock	(2,010)	—	(3)	(177)	—	(180)
Issuance of common stock under incentive stock plans, net of cancellations	1,419	—	—	—	—	—
Other stock-related activity	(539)	—	(45)	—	—	(45)
Change in foreign currency translation adjustment	—	—	—	—	(1,214)	(1,214)
Net income	—	—	—	40,522	—	40,522
Balance at September 30, 2023	31,487,494	$315	$97,342	$1,034,268	$(3,832)	$1,128,093

	Nine Months Ended September 28, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2023	31,299,770	$313	$101,045	$1,069,435	$(2,590)	$1,168,203
Exercise of stock options	24,358	—	1,766	—	—	1,766
Compensation expense under incentive stock plans	—	—	10,547	—	—	10,547
Purchase and cancellation of common stock	(867,385)	(9)	(1,561)	(77,569)	—	(79,139)
Issuance of common stock under incentive stock plans, net of cancellations	83,055	1	960	—	—	961
Other stock-related activity	(23,039)	—	(2,162)	(98)	—	(2,260)
Change in foreign currency translation adjustment	—	—	—	—	(967)	(967)
Net income	—	—	—	135,491	—	135,491
Balance at September 28, 2024	30,516,759	$305	$110,595	$1,127,259	$(3,557)	$1,234,602

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2022	31,430,632	$314	$88,750	$956,870	$(3,303)	$1,042,631
Exercise of stock options	17,489	—	1,167	—	—	1,167
Compensation expense under incentive stock plans	—	—	8,336	—	—	8,336
Purchase and cancellation of common stock	(11,850)	—	(21)	(987)	—	(1,008)
Issuance of common stock under incentive stock plans, net of cancellations	76,747	1	1,003	—	—	1,004
Other stock-related activity	(25,524)	—	(1,893)	(590)	—	(2,483)
Change in foreign currency translation adjustment	—	—	—	—	(529)	(529)
Net income	—	—	—	78,975	—	78,975
Balance at September 30, 2023	31,487,494	$315	$97,342	$1,034,268	$(3,832)	$1,128,093
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net income	$135,491	$78,975
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	43,015	40,786
Fair value adjustment to contingent consideration	—	(13,400)
Provision for doubtful accounts	74	2,721
Provision for deferred income taxes	694	3,319
Provision for stock-based compensation	10,547	8,407
Changes in assets and liabilities:
Accounts receivable	(44,304)	(59,786)
Inventories	(27,962)	130,156
Prepaids and other current assets	(4,450)	(6,597)
Other assets	(406)	(3,981)
Accounts payable	29,067	(21,615)
Accrued customer rebates and returns	3,784	(101)
Accrued compensation and other liabilities	14,072	(9,774)
Cash provided by operating activities	159,622	149,110
Cash Flows from Investing Activities:
Acquisition, net of cash acquired	—	67
Property, plant and equipment additions	(31,245)	(32,936)
Cash used in investing activities	(31,245)	(32,869)
Cash Flows from Financing Activities:
Payments of revolving credit line	(31,000)	(119,700)
Payments of long-term debt	(9,375)	(9,375)
Payment of deferred acquisition consideration	(200)	—
Proceeds from exercise of stock options	1,766	1,167
Purchase and cancellation of common stock	(79,923)	(1,008)
Other stock-related activity	(1,301)	(1,389)
Cash used in financing activities	(120,033)	(130,305)
Effect of exchange rate changes on Cash and Cash Equivalents	(31)	(17)
Net Increase (Decrease) in Cash and Cash Equivalents	8,313	(14,081)
Cash and Cash Equivalents, Beginning of Period	36,814	46,034
Cash and Cash Equivalents, End of Period	$45,127	$31,953
Supplemental Cash Flow Information
Cash paid for interest expense	$26,865	$38,613
Cash paid for income taxes	$39,761	$27,242
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023
(UNAUDITED)
1.    Basis of Presentation
As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on The Nasdaq Stock Market LLC is “DORM.”
The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 28, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024 or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers and the introduction of new products and product lines to customers. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
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

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Sales of accounts receivable	$254,657	$233,513	$791,413	$713,190
Factoring costs	11,939	12,255	38,171	37,674
3.    Inventories
Inventories include the cost of material, freight, direct labor and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	September 28, 2024	December 31, 2023
Raw materials	$28,975	$29,750
Bulk product	226,419	211,805
Finished product	400,812	387,668
Packaging materials	9,031	8,152
Total	$665,237	$637,375

4.    Goodwill and Intangible Assets
Goodwill
Goodwill included the following:

(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Consolidated
Balance at December 31, 2023	$313,704	$57,876	$72,309	$443,889
Foreign currency translation	—	(549)	—	(549)
Balance at September 28, 2024	$313,704	$57,327	$72,309	$443,340
Intangible Assets
Intangible assets included the following:

	September 28, 2024			December 31, 2023
Intangible assets subject to amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Customer relationships	$173,430	$38,461	$134,969	$175,430	$31,678	$143,752
Trade names	67,690	13,848	53,842	67,690	10,676	57,014
Product portfolio	107,800	14,702	93,098	107,800	9,720	98,080
Technology	2,167	1,254	913	2,167	1,069	1,098
Patents and other	2,230	914	1,316	2,230	618	1,612
Total	$353,317	$69,179	$284,138	$355,317	$53,761	$301,556
Amortization expense was $6.3 million and $5.5 million during the three months ended September 28, 2024 and September 30, 2023, and $17.4 million and $16.5 million during the nine months ended September 28, 2024 and September 30, 2023, respectively.
5.    Debt
As of September 28, 2024 and December 31, 2023, the interest rate on the outstanding borrowings under our credit facility was 6.60% and 6.96%, respectively.

6.    Segment and Geographic Information
Segment results are as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net Sales:
Light Duty	$393,577	$374,697	$1,138,228	$1,076,619
Heavy Duty	59,615	62,841	178,613	199,495
Specialty Vehicle	50,581	50,648	158,584	159,378
Total	$503,773	$488,186	$1,475,425	$1,435,492

Segment profit:
Light Duty	$74,632	$60,457	$198,339	$122,917
Heavy Duty	2,660	1,861	5,390	10,595
Specialty Vehicle	8,624	6,840	25,823	23,625
Total	$85,916	$69,158	$229,552	$157,137
A reconciliation of segment profit to income before income taxes is as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Segment profit	$85,916	$69,158	$229,552	$157,137
Acquisition-related intangible assets amortization	(6,173)	(5,485)	(17,138)	(16,336)
Acquisition-related transaction and other costs	(396)	(465)	(1,327)	(14,880)
Pretax reduction in workforce costs	(76)	—	(4,926)	(1,801)
Fair value adjustment to contingent consideration	—	1,000	—	13,400
Interest expense, net	(9,762)	(12,215)	(30,569)	(36,733)
Other income, net	1,615	605	1,711	1,358
Income before income taxes	$71,124	$52,598	$177,303	$102,145
The following table presents our net sales by geographic region:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net sales to U.S. customers	$464,132	$448,360	$1,355,501	$1,317,353
Net sales to non-U.S. customers	39,641	39,826	119,924	118,139
Total	$503,773	$488,186	$1,475,425	$1,435,492

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
As of September 28, 2024 and December 31, 2023, we estimated that no such contingent payments are expected to become due in connection with the acquisitions, and therefore accrued no liability.
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
8.    Stock-Based Compensation
Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)
We grant RSUs, and prior to January 2020 we granted RSAs, to participants in our equity plans. Performance-based RSUs granted in the nine months ended September 28, 2024 included certain grants that vest based on our total shareholder return ranking relative to the Nasdaq US Benchmark Auto Parts Index over a three-year performance period (market condition), and other grants that vest based upon achievement of return on invested capital targets over a three-year performance period (performance condition).
Compensation cost related to RSA and RSU grants was $3.4 million and $2.4 million for the three months ended September 28, 2024 and September 30, 2023, respectively, and $9.1 million and $6.7 million for the nine months ended September 28, 2024 and September 30, 2023, respectively, and was included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

The following table summarizes our RSA and RSU activity for the nine months ended September 28, 2024:

	Shares	Weighted Average Fair Value
Balance at December 31, 2023	257,554	$97.33
Granted	187,645	$98.95
Vested	(72,701)	$89.90
Canceled	(28,792)	$112.06
Balance at September 28, 2024	343,706	$98.56
For the nine months ended September 28, 2024, we granted 32,109 performance-based RSUs containing a market condition with a grant date fair value of $138.58 per share. For the nine months ended September 30, 2023, we granted 29,399 performance-based RSUs containing a market condition with a grant date fair value of $113.15 per share.
As of September 28, 2024, there was $21.7 million of unrecognized compensation cost related to unvested RSA and RSU grants that is expected to be recognized over a weighted average period of 2.1 years.
Stock Options
From time to time, we grant stock options to participants in our equity plans. Compensation cost related to stock option grants was $0.3 million and $0.5 million for the three months ended September 28, 2024 and September 30, 2023, respectively, and $1.1 million and $1.5 million for the nine months ended September 28, 2024 and September 30, 2023, respectively, and was included as selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes our stock option activity for the nine months ended September 28, 2024:

	Shares	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	311,217	$86.52
Canceled	(10,936)	$95.80
Exercised	(25,580)	$72.88
Balance at September 28, 2024	274,701	$87.42	4.7	$7,187
Exercisable at September 28, 2024	174,775	$83.34	4.1	$5,284
As of September 28, 2024, there was $2.5 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 2.1 years.
Employee Stock Purchase Plan ("ESPP")
During the nine months ended September 28, 2024, we issued 13,555 shares under the ESPP. During the nine months ended September 30, 2023, we issued 14,975 shares under the ESPP.
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
For the three months ended September 28, 2024 and September 30, 2023, there were approximately 214,000 shares and 294,000 shares, respectively, and for the nine months ended September 28, 2024 and September 30, 2023 there were approximately 253,000 shares and 295,000 shares, respectively, that were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.
The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023

Net income	$55,253	$40,522	$135,491	$78,975
Denominator:
Weighted average basic shares outstanding	30,570	31,483	30,888	31,462
Effect of stock-based compensation awards	169	71	131	78
Weighted average diluted shares outstanding	30,739	31,555	31,019	31,540
Earnings Per Share:
Basic	$1.81	$1.29	$4.39	$2.51
Diluted	$1.80	$1.28	$4.37	$2.50
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

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Shares repurchased and canceled	2,410	2,010	11,414	11,850
Total cost of shares repurchased and canceled (in thousands)	$262	$181	$1,048	$1,009
Average price per share	$108.70	$89.99	$91.85	$85.11
Separately, our Board of Directors previously authorized the repurchase of up to $600 million of our common stock through December 31, 2024 under a share repurchase program and subsequent authorizations (the “Existing Program”). At September 28, 2024, $134.6 million was available for repurchase under the Existing Program. The Existing Program will expire on December 31, 2024, along with all amounts that remain available for use under the Existing Program as of that date.
In October 2024, the Company’s Board of Directors authorized the purchase of up to $500 million of our common stock under a new share repurchase program that is effective from January 1, 2025 through December 31, 2027 (the “New Program”).
Under each of the Existing Program and the New Program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at the

Company’s discretion. These share repurchase programs do not obligate us to acquire any specific number of shares.
The following table summarizes the repurchase and cancellation of common stock under the Existing Program:

	Three Months Ended		Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Shares repurchased and canceled	273,653	—	855,971	—
Total cost of shares repurchased and canceled (in thousands)	$26,737	$—	$78,091	$—
Average price per share	$97.70	$—	$91.23	$—
11.    Income Taxes
At September 28, 2024, we had $3.4 million of net unrecognized tax benefits, all of which would lower our effective tax rate if recognized. Interest and penalties related to uncertain tax positions are recognized in income tax expense and were not material as of September 28, 2024.
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
12.    Related-Party Transactions
Prior to December 1, 2023, we leased our Colmar, PA facility from an entity in which Steven Berman, our Non-Executive Chairman, and certain of his family members are owners. On December 1, 2023, the Colmar facility was sold to a third party, subject to our lease. We also lease a portion of our Lewisberry, PA facility from an entity in which Mr. Berman and certain of his family members are owners. The Colmar lease was, and the Lewisberry lease is, a non-cancelable operating lease. The Lewisberry lease expires December 31, 2027.
We also lease our facilities in Madison, IN and Shreveport, LA, from entities in which Lindsay Hunt, our President, Specialty Vehicle, and certain of her family members are owners. Each lease is a non-cancelable operating lease, was renewed in October 2022 in connection with the acquisition of Super ATV, LLC, a leading supplier to the powersports aftermarket ("SuperATV"), and will expire on October 31, 2027.
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

In the nine months ended September 28, 2024, we introduced 4,498 new distinct parts to our customers and end-users, including 1,374 “New-to-the-Aftermarket” parts. We introduced 6,106 new distinct parts to our customers and end-users in the fiscal year ended December 31, 2023, including 1,791 “New-to-the-Aftermarket” parts.
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
Acquisitions
A key component of our strategy is growth through acquisitions, including the October 2022 acquisition of SuperATV and the August 2021 acquisition of Dayton Parts. SuperATV is a leading independent supplier to the powersports aftermarket with a family of highly respected brands spanning functional accessories and upgrades, as well as replacement parts for specialty vehicles. Dayton Parts is a manufacturer of chassis and other parts designed to serve the heavy-duty vehicle sector of the aftermarket. We may acquire businesses in the future to supplement our financial growth, increase our customer base, add to our distribution capabilities or enhance our product development resources, among other reasons.
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
To the extent that the U.S. dollar changes in value relative to those foreign currencies in the future, the prices charged by our suppliers for goods under new purchase orders may change in equivalent U.S. dollars. The largest portion of our overseas purchases comes from China. The Chinese yuan to U.S. dollar exchange rate has fluctuated over the past several years. Any future changes in the value of the Chinese yuan relative to the U.S. dollar may result in a change in the cost of goods that we purchase from China. However, the cost of the goods we procure is also affected by other factors, including raw material availability, labor costs, tariffs and transportation costs.
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
Impact of Interest Rates
Our business is subject to interest rate risk under the terms of our customer accounts receivable sales programs, as a change in the Term Secured Overnight Financing Rate (“Term SOFR”) or alternative discount rate affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our credit facility bear interest at variable rates tied to Term SOFR or the applicable base rate. Under the terms of the credit facility, a change in interest rates affects the rate at which we can borrow funds thereunder and also impacts the interest cost on existing borrowings. Interest rates may hold steady at their current rates for prolonged periods or may increase in the future, resulting in increased costs associated with our accounts receivable sales programs and outstanding borrowings. During the year ended December 31, 2023, we saw significant increases in Term SOFR and other reference rates. Interest rates remained elevated throughout the first nine months of 2024 but have shown recent signs of beginning to decline.
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
Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations:

	Three Months Ended*				Nine Months Ended*
(in thousands, except percentage data)	September 28, 2024		September 30, 2023		September 28, 2024		September 30, 2023
Net sales	$503,773	100.0%	$488,186	100.0%	$1,475,425	100.0%	$1,435,492	100.0%
Cost of goods sold	299,970	59.5%	304,968	62.5%	890,775	60.4%	944,291	65.8%
Gross profit	203,803	40.5%	183,218	37.5%	584,650	39.6%	491,201	34.2%
Selling, general and administrative expenses	124,532	24.7%	119,010	24.4%	378,489	25.7%	353,681	24.6%
Income from operations	79,271	15.7%	64,208	13.2%	206,161	14.0%	137,520	9.6%
Interest expense, net	9,762	1.9%	12,215	2.5%	30,569	2.1%	36,733	2.6%
Other income, net	1,615	0.3%	605	0.1%	1,711	0.1%	1,358	0.1%
Income before income taxes	71,124	14.1%	52,598	10.8%	177,303	12.0%	102,145	7.1%
Provision for income taxes	15,871	3.2%	12,076	2.5%	41,812	2.8%	23,170	1.6%
Net income	$55,253	11.0%	$40,522	8.3%	$135,491	9.2%	$78,975	5.5%
*Percentage of sales information may not add due to rounding
Three Months Ended September 28, 2024 Compared to Three Months Ended September 30, 2023
Net sales increased $15.6 million, or 3.2%, for the three months ended September 28, 2024 compared to the prior year period, driven primarily by increased customer demand and sales of new products launched in our Light Duty segment, partially offset by soft market conditions in the heavy duty and specialty vehicle sectors.
Gross profit as a percentage of net sales increased 300 basis points compared to the prior year period primarily due to the easing of inflationary pressures across the businesses and favorable mix from higher sales of new products, as well as operational efficiency initiatives delivering cost-savings.

Selling, general and administrative expenses (“SG&A”) increased $5.5 million, or 30 basis points as a percentage of net sales, for the three months ended September 28, 2024, compared to the prior year period due to higher compensation and benefits costs. In the prior year period, SG&A benefited from a $1.0 million fair value adjustment to the estimated contingent consideration related to a prior acquisition.
Our effective tax rate decreased to 22.3% for the three months ended September 28, 2024 from 23.0% for the three months ended September 30, 2023 due to favorable discrete items in the three months ended September 28, 2024.
Nine Months Ended September 28, 2024 Compared to Nine Months Ended September 30, 2023
Net sales increased $39.9 million, or 2.8%, for the nine months ended September 28, 2024 compared to the prior year period, driven primarily by volume, including from new product introductions.
Gross profit as a percentage of net sales increased 540 basis points compared to the prior year period primarily due to sales of lower-cost inventory and cost savings initiatives.
Selling, general and administrative expenses (“SG&A”) increased $24.8 million, or 110 basis points as a percentage of net sales, for the nine months ended September 28, 2024, compared to the prior year period, primarily due to $13.4 million of favorable fair value adjustments in the prior year period to the estimated contingent consideration obligation for an acquisition and higher compensation and benefits costs in the current year period.
Our effective tax rate increased to 23.6% for the nine months ended September 28, 2024 from 22.7% for the nine months ended September 30, 2023 primarily due to favorable discrete items applied to a lower income before income taxes in the nine months ended September 30, 2023.

Segment Operating Results
Segment operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Net Sales:
Light Duty	$393,577	$374,697	$1,138,228	$1,076,619
Heavy Duty	59,615	62,841	178,613	199,495
Specialty Vehicle	50,581	50,648	158,584	159,378
Total	$503,773	$488,186	$1,475,425	$1,435,492

Segment profit:
Light Duty	$74,632	$60,457	$198,339	$122,917
Heavy Duty	2,660	1,861	5,390	10,595
Specialty Vehicle	8,624	6,840	25,823	23,625
Total	$85,916	$69,158	$229,552	$157,137
Three Months Ended September 28, 2024 Compared to Three Months Ended September 30, 2023
Light Duty
Light Duty net sales increased $18.9 million, or 5.0%, for the three months ended September 28, 2024 compared to the prior year period, primarily due to increased customer demand and sales of new products launched.
Light Duty segment profit as a percentage of net sales increased to 19.0% for the three months ended September 28, 2024, from 16.1% for the three months ended September 30, 2023. This increase was primarily driven by the easing of inflationary pressures, favorable mix driven by higher new product sales, and operational excellence initiatives delivering cost-savings, partially offset by higher compensation and benefits costs.
Heavy Duty
Heavy Duty net sales decreased $3.2 million, or 5.1%, for the three months ended September 28, 2024 compared to the prior year period. The decrease in net sales primarily reflects reduced customer demand from lower freight industry shipping volumes, partially offset by sales of new products in the three months ended September 28, 2024.
Heavy Duty segment profit as a percentage of net sales increased 150 basis points for the three months ended September 28, 2024, compared to the prior year period. This increase was primarily driven by sales of lower-cost inventory, and the impact of investments we made as part of initiatives to grow sales and improve margins on a long-term basis.
Specialty Vehicle
Specialty Vehicle net sales remained flat for the three months ended September 28, 2024, compared to the prior year period.
Specialty Vehicle segment profit as a percentage of net sales increased to 17.0% from 13.5% for the three months ended September 28, 2024 and September 30, 2023, respectively. This increase was primarily driven by sales of lower-cost inventory and cost savings initiatives.

Nine Months Ended September 28, 2024 Compared to Nine Months Ended September 30, 2023
Light Duty
Light Duty net sales increased $61.6 million, or 5.7%, for the nine months ended September 28, 2024 compared to the prior year period, primarily due to volume increases, including sales of new products launched.
Light Duty segment profit as a percentage of net sales increased to 17.4% for the nine months ended September 28, 2024, from 11.4% for the nine months ended September 30, 2023. This increase was primarily driven by the sell-through of lower-cost inventory and operational excellence initiatives delivering cost-savings, partially offset by higher compensation and benefits costs.
Heavy Duty
Heavy Duty net sales decreased $20.9 million, or 10.5%, for the nine months ended September 28, 2024 compared to the prior year period. The decrease in net sales primarily reflects reduced customer demand from lower freight industry shipping volumes in the nine months ended September 28, 2024, as well as sales performance in the nine months ended September 30, 2023 driven by customers’ inventory restocking at the end of the global pandemic.
Heavy Duty segment profit as a percentage of net sales decreased by 230 basis points for the nine months ended September 28, 2024, compared to the prior year period. This decrease was primarily driven by the deleveraging of fixed costs on lower net sales and the impact of investments we made as part of initiatives to grow sales and improve margins on a long-term basis.
Specialty Vehicle
Specialty Vehicle net sales remained relatively flat for the nine months ended September 28, 2024, compared to the prior year period.
Specialty Vehicle segment profit as a percentage of net sales increased to 16.3% for the nine months ended September 28, 2024, from 14.8% for the nine months ended September 30, 2023. This increase was primarily driven by the sell-through of lower-cost inventory and cost savings initiatives compared to the nine months ended September 30, 2023.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs facilitated through certain customers. Key components of our liquidity and capital resources were as follows:

(in thousands)	September 28, 2024	December 31, 2023
Cash and cash equivalents	$45,127	$36,814
Working Capital	$754,753	$686,558
Shareholders' equity	$1,234,602	$1,168,203
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
Sales of accounts receivable under these programs, and related factoring costs were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Sales of accounts receivable	$254,657	$233,513	$791,413	$713,190
Factoring costs	11,939	12,255	38,171	37,674
If receivables had not been sold over the previous twelve months, approximately $557.7 million and $526.4 million of additional accounts receivable would have been outstanding at September 28, 2024 and December 31, 2023, respectively, based on our standard payment terms. We had capacity to sell more accounts receivable under these programs if the needs of the business warranted.
Credit Agreement
The Company has a credit agreement that provides a $600.0 million revolving credit facility and also includes a $500.0 million term loan with quarterly amortization payment requirements. The credit agreement matures on October 4, 2027. As of September 28, 2024, there was $61.8 million in outstanding borrowings under the revolving credit facility and $475.0 million in outstanding borrowings under the term loan. Also on that date, we had outstanding letters of credit for $1.2 million in aggregate. Net of outstanding borrowings and letters of credit, we had $537.0 million available under the credit facility at September 28, 2024.
Our credit agreement contains affirmative and negative covenants. As of September 28, 2024, we were not in default with respect to our credit agreement.
Refer to Note 7, “Long-Term Debt” to the Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, for additional information.

Cash Flows
The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands)	September 28, 2024	September 30, 2023
Cash provided by operating activities	$159,622	$149,110
Cash used in investing activities	(31,245)	(32,869)
Cash used in financing activities	(120,033)	(130,305)
Effect of foreign exchange on cash and cash equivalents	(31)	(17)
Net increase (decrease) in cash and cash equivalents	$8,313	$(14,081)
For the nine months ended September 28, 2024, cash provided by operating activities increased $10.5 million over the prior year period, primarily driven by higher net income, partially offset by favorable working capital in the prior year period from significant inventory reductions.
Investing activities used cash of $31.2 million and $32.9 million during the nine months ended September 28, 2024 and September 30, 2023, respectively. The decrease in cash used in investing activities during the nine months ended September 28, 2024 compared to the prior year period is primarily due to higher additions for property, plant and equipment in the prior year period.
Financing activities during the nine months ended September 28, 2024 included $78.1 million paid to repurchase 855,971 shares of common stock under our share repurchase plan, and the repayments of $31.0 million of outstanding borrowings under our revolving credit facility and $9.4 million of our term loan balance under our credit agreement. During the nine months ended September 30, 2023, we repaid $119.7 million of outstanding borrowings under our revolving credit facility and $9.4 million of our term loan balance under our credit agreement. The remaining uses of cash from financing activities in each period resulted primarily from the repurchase of our common stock from our 401(k) Plan and income tax withholding in connection with the vesting of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”).
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
Under the terms of our customer-sponsored programs to sell accounts receivable, a change in the reference rate would affect the amount of financing costs we incur, and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in Term SOFR or the discount rates on the accounts receivable sales programs would have increased our factoring costs and reduced the amount of cash we would have received by approximately $2.0 million for both the three months ended September 28, 2024 and September 30, 2023, and $6.3 million and $6.0 million for the nine months ended September 28, 2024 and September 30, 2023, respectively.
Under the terms of our credit agreement, a change in the reference rate or the lender’s base rate would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the reference rate or base rate would have increased our interest expense on our variable rate debt under our credit agreement by approximately $1.4 million and $1.6 million for the three months ended

September 28, 2024 and September 30, 2023, respectively, and $4.2 million and $5.3 million for the nine months ended September 28, 2024 and September 30, 2023, respectively.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), that occurred during the three months ended September 28, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 28, 2024, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
June 30, 2024 through July 27, 2024	167,563	$94.75	167,563	$145,426,139
July 28, 2024 through August 24, 2024 (1)	106,130	$102.38	106,090	$134,565,161
August 25, 2024 through September 28, 2024 (2)	2,410	$108.70	—	$134,565,161
Total	276,103		273,653	$134,565,161
(1)Includes 40 shares of our common stock withheld from participants for income tax withholding purposes in connection with the vesting of restricted stock awards (“RSAs”) during the period. The RSAs were granted to participants in prior periods pursuant to our 2008 Stock Option and Stock Incentive Plan.
(2)Includes 2,410 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust.
(3)On December 12, 2013 we announced that our Board of Directors authorized a share repurchase program, authorizing the repurchase of up to $10 million of our outstanding common stock by the end of 2014. Through several actions taken since that time, our Board of Directors expanded the program to $600 million and extended the program through December 31, 2024 (the “Existing Program”). At September 28, 2024, $134.6 million was available for repurchase under the Existing Program. The Existing Program will expire on December 31, 2024, along with all amounts that remain available for use under the Existing Program as of that date.
In October 2024, the Company’s Board of Directors authorized the purchase of up to $500 million of our common stock under a new share repurchase program that is effective from January 1, 2025 through December 31, 2027 (the “New Program”).

Under each of the Existing Program and the New Program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at the Company’s discretion. These share repurchase programs do not obligate us to acquire any specific number of shares.
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
Not Applicable
ITEM 5. Other Information
Director and Executive Officer Trading Arrangements
During the quarter ended September 28, 2024, no director or executive officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).
Share Repurchase Program
In October 2024, the Company’s Board of Directors authorized the purchase of up to $500 million of our common stock under a new share repurchase program that is effective from January 1, 2025 through December 31, 2027 (the “New Program”). Under the New Program, share repurchases may be made from time to time depending on market conditions, share price, share availability and other factors at the Company’s discretion. The share repurchase program does not obligate us to acquire any specific number of shares.
ITEM 6. Exhibits
(a)Exhibits
The Exhibits included in this report are listed in the Exhibit Index on page 29, which is incorporated herein by reference.

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
The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended September 28, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended September 28, 2024, formatted in Inline XBRL (included as Exhibit 101).
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dorman Products, Inc.
November 1, 2024

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)
November 1, 2024

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)