Form 10-Q
period 2025-03-29
Dorman Products, Inc.
filed 2025-05-06
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 1, 2025, the registrant had 30,511,174 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 29, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(in thousands, except per share data)	March 29, 2025	March 30, 2024
Net sales	$507,692	$468,701
Cost of goods sold	299,984	287,255
Gross profit	207,708	181,446
Selling, general, and administrative expenses	127,634	127,008
Income from operations	80,074	54,438
Interest expense, net	7,358	10,605
Other (income) expense, net	(1,361)	40
Income before income taxes	74,077	43,793
Provision for income taxes	16,572	10,965
Net income	$57,505	$32,828
Other comprehensive income:
Change in foreign currency translation adjustment	222	(1,099)
Comprehensive Income	$57,727	$31,729

Earnings per share:
Basic	$1.88	$1.05
Diluted	$1.87	$1.05
Weighted average shares outstanding:
Basic	30,576	31,140
Diluted	30,810	31,250
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	March 29, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$60,612	$57,137
Accounts receivable, less allowance for doubtful accounts of $1,913 and $1,619	555,077	573,787
Inventories	734,575	707,977
Prepaids and other current assets	25,728	30,859
Total current assets	1,375,992	1,369,760
Property, plant, and equipment, net	167,062	164,499
Operating lease right-of-use assets	115,373	118,499
Goodwill	443,153	442,886
Intangible assets, net	272,811	278,213
Deferred tax assets	5,836	5,786
Other assets	47,524	44,878
Total assets	$2,427,751	$2,424,521
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$221,030	$231,814
Accrued compensation	21,185	44,002
Accrued customer rebates and returns	203,386	204,355
Revolving credit facility	—	13,960
Current portion of long-term debt	21,875	28,125
Other accrued liabilities	58,694	41,546
Total current liabilities	526,170	563,802
Long-term debt	439,613	439,513
Long-term operating lease liabilities	101,451	105,142
Deferred tax liabilities, net	3,710	3,700
Other long-term liabilities	19,403	18,894
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,539,334 and 30,565,855 shares issued and outstanding in 2025 and 2024, respectively	306	306
Additional paid-in capital	117,190	119,077
Retained earnings	1,226,461	1,180,862
Accumulated other comprehensive loss	(6,553)	(6,775)
Total shareholders’ equity	1,337,404	1,293,470
Total liabilities and shareholders' equity	$2,427,751	$2,424,521
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 29, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2024	30,565,855	$306	$119,077	$1,180,862	$(6,775)	$1,293,470
Exercise of stock options	3,840	—	372	—	—	372
Compensation expense under incentive stock plans	—	—	3,613	—	—	3,613
Purchase and cancellation of common stock	(95,870)	(1)	(173)	(11,906)	—	(12,080)
Issuance of common stock under incentive stock plans, net of cancellations	109,461	1	(1)	—	—	—
Other stock-related activity	(43,952)	—	(5,698)	—	—	(5,698)
Change in foreign currency translation adjustment	—	—	—	—	222	222
Net income	—	—	—	57,505	—	57,505
Balance at March 29, 2025	30,539,334	$306	$117,190	$1,226,461	$(6,553)	$1,337,404

	Three Months Ended March 30, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2023	31,299,770	$313	$101,045	$1,069,435	$(2,590)	$1,168,203
Exercise of stock options	5,540	—	340	—	—	340
Compensation expense under incentive stock plans	—	—	2,931	—	—	2,931
Purchase and cancellation of common stock	(317,932)	(3)	(572)	(26,561)	—	(27,136)
Issuance of common stock under incentive stock plans, net of cancellations	41,357	—	—	—	—	—
Other stock-related activity	(16,865)	—	(1,533)	(39)	—	(1,572)
Change in foreign currency translation adjustment	—	—	—	—	(1,099)	(1,099)
Net income	—	—	—	32,828	—	32,828
Balance at March 30, 2024	31,011,870	$310	$102,211	$1,075,663	$(3,689)	$1,174,495

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Cash Flows from Operating Activities:
Net income	$57,505	$32,828
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization and accretion	13,843	13,851
Provision for doubtful accounts	314	11
(Benefit) provision for deferred income taxes	(46)	475
Provision for stock-based compensation	3,613	2,931
Changes in assets and liabilities:
Accounts receivable	18,410	40,454
Inventories	(26,539)	17,235
Prepaids and other current assets	5,635	2,377
Other assets	(3,275)	(918)
Accounts payable	(11,264)	(45,084)
Accrued customer rebates and returns	(971)	(18,156)
Accrued compensation and other liabilities	(5,988)	5,976
Cash provided by operating activities	51,237	51,980
Cash Flows from Investing Activities:
Property, plant, and equipment additions	(10,985)	(10,755)
Cash used in investing activities	(10,985)	(10,755)
Cash Flows from Financing Activities:
Payments of revolving credit line	(13,960)	(11,600)
Payments of long-term debt	(6,250)	(3,125)
Proceeds from exercise of stock options	372	340
Purchase and cancellation of common stock	(11,274)	(27,609)
Other stock-related activity	(5,698)	(1,573)
Cash used in financing activities	(36,810)	(43,567)
Effect of exchange rate changes on Cash and Cash Equivalents	33	(39)
Net Increase (Decrease) in Cash and Cash Equivalents	3,475	(2,381)
Cash and Cash Equivalents, Beginning of Period	57,137	36,814
Cash and Cash Equivalents, End of Period	$60,612	$34,433
Supplemental Cash Flow Information
Cash paid for interest expense	$4,581	$10,397
Cash paid for income taxes	$523	$839
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 29, 2025, AND MARCH 30, 2024
(UNAUDITED)
1.    Basis of Presentation
As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on The Nasdaq Stock Market LLC is “DORM.”
The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission. However, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 29, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers and the introduction of new products and product lines to customers. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
2.    Sales of Accounts Receivable
We have entered into several customer-sponsored programs administered by unrelated financial institutions that permit us to sell (factor) certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable, and the related accounts receivable were removed from our Condensed Consolidated Balance Sheets when sold. Sales of accounts receivable under these agreements, and related factoring costs, which were included in selling, general, and administrative expenses, were as follows:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Sales of accounts receivable	$334,170	$285,218
Factoring costs	14,588	13,610
3.    Inventories
Inventories include the cost of material, freight, duties, direct labor, and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	March 29, 2025	December 31, 2024
Raw materials	$28,854	$29,233
Bulk product	243,542	246,604
Finished product	451,371	421,734
Packaging materials	10,808	10,406
Total	$734,575	$707,977

4.    Goodwill and Intangible Assets
Goodwill
Goodwill included the following:

(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Consolidated
Balance at December 31, 2024	$313,704	$55,706	$73,476	$442,886
Measurement period adjustment	—	—	154	154
Foreign currency translation	—	113	—	113
Balance at March 29, 2025	$313,704	$55,819	$73,630	$443,153
Intangible Assets
Intangible assets included the following:

	March 29, 2025			December 31, 2024
Intangible assets subject to amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Customer relationships	$173,430	$43,862	$129,568	$173,430	$41,358	$132,072
Trade names	67,690	16,062	51,628	67,690	14,999	52,691
Product portfolio	107,800	18,194	89,606	107,800	16,522	91,278
Technology	2,167	1,380	787	2,167	1,318	849
Patents and other	2,350	1,128	1,222	2,350	1,027	1,323
Total	$353,437	$80,626	$272,811	$353,437	$75,224	$278,213
Amortization expense was $5.5 million and $5.6 million during the three months ended March 29, 2025, and March 30, 2024, respectively.
5.    Debt
As of March 29, 2025, and December 31, 2024, the interest rate on the outstanding borrowings under our credit facility was 5.67% and 5.71%, respectively.

6.    Segment and Geographic Information
Segment results are as follows:

	For the Three Months ended March 29, 2025
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$408,856	$51,680	$47,156	$507,692
Cost of goods sold	236,999	38,477	24,508	299,984
Factoring expense	14,588	—	—	14,588
Other segment expenses	75,776	13,366	17,827	106,969
Segment income (loss) from operations	$81,493	$(163)	$4,821	$86,151

	For the Three Months ended March 30, 2024
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$359,293	$57,809	$51,599	$468,701
Cost of goods sold	216,485	44,568	26,194	287,247
Factoring expense	13,610	—	—	13,610
Other segment expenses	71,403	13,232	18,236	102,871
Segment income from operations	$57,795	$9	$7,169	$64,973
A reconciliation of segment income from operations to consolidated income before income taxes is as follows:

	For the Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Segment income from operations	$86,151	$64,973
Acquisition-related intangible assets amortization	(5,471)	(5,484)
Acquisition-related transaction and other costs	(492)	(483)
Pretax reduction in workforce costs	(114)	(4,568)
Interest expense, net	(7,358)	(10,605)
Other income (expense), net	1,361	(40)
Consolidated income before income taxes	$74,077	$43,793
The following table presents our net sales by geographic region:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Net sales to U.S. customers	$464,453	$428,855
Net sales to non-U.S. customers	43,239	39,846
Total	$507,692	$468,701

7.    Commitments and Contingencies
We are a party to or otherwise involved in legal proceedings that arise in the ordinary course of business, such as various claims and legal actions involving contracts, employment claims, competitive practices, intellectual property infringement, product liability claims, and other matters arising out of the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, taking into account relevant insurance coverage, would likely have a material financial impact on the Company, and we believe the range of reasonably possible losses from current matters, taking into account relevant insurance coverage, is immaterial. However, legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of any of these matters could have a material adverse impact on the Company’s cash flows, financial position, or results of operations in the period in which any such effects are recorded.
8.    Stock-Based Compensation
Restricted Stock Awards (“RSAs”) and Restricted Stock Units (“RSUs”)
We grant RSUs, and prior to January 2020 we granted RSAs, to participants in our equity plans. Performance-based RSUs granted in the three months ended March 29, 2025, included certain grants that vest based on our total shareholder return ranking relative to the Nasdaq US Benchmark Auto Parts Index over a three-year performance period (market condition), and other grants that vest based upon achievement of return on invested capital targets over a three-year performance period (performance condition).
Compensation cost related to RSA and RSU grants was $3.3 million and $2.5 million for the three months ended March 29, 2025, and March 30, 2024, respectively, and was included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes our RSA and RSU activity for the three months ended March 29, 2025:

	Shares	Weighted Average Fair Value
Balance at December 31, 2024	340,578	$97.84
Granted	130,771	$141.83
Vested	(102,178)	$96.75
Canceled	(7,333)	$101.40
Balance at March 29, 2025	361,838	$114.75
For the three months ended March 29, 2025, we granted 21,948 performance-based RSUs containing a market condition with a grant date fair value of $195.03 per share. For the three months ended March 30, 2024, we granted 32,109 performance-based RSUs containing a market condition with a grant date fair value of $138.58 per share.
As of March 29, 2025, there was $33.0 million of unrecognized compensation cost related to unvested RSU grants that is expected to be recognized over a weighted average period of 2.3 years.
Stock Options
From time to time, we grant stock options to participants in our equity plans. Compensation cost related to stock option grants was $0.3 million and $0.4 million for the three months ended March 29, 2025, and March 30, 2024, respectively, and was included as selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

The following table summarizes our stock option activity for the three months ended March 29, 2025:

	Shares	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	234,289	$89.44
Canceled	(1,775)	$88.77
Exercised	(3,840)	$96.93
Balance at March 29, 2025	228,674	$89.31	4.3	$7,179
Exercisable at March 29, 2025	177,296	$88.16	4.0	$5,771
As of March 29, 2025, there was $1.7 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted average period of 1.7 years.
9.    Earnings Per Share
Basic earnings per share was calculated by dividing our net income by the weighted average number of shares of common stock outstanding during the period, excluding unvested RSAs which are considered to be contingently issuable. To calculate diluted earnings per share, common stock equivalents are added to the weighted average number of common shares outstanding. Common stock equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards.
For the three months ended March 29, 2025, and March 30, 2024, there were approximately 39,000 shares and 319,000 shares, respectively, that were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.
The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended
(in thousands, except per share data)	March 29, 2025	March 30, 2024

Net income	$57,505	$32,828
Denominator:
Weighted average basic shares outstanding	30,576	31,140
Effect of stock-based compensation awards	234	110
Weighted average diluted shares outstanding	30,810	31,250
Earnings Per Share:
Basic	$1.88	$1.05
Diluted	$1.87	$1.05
10.    Common Stock Repurchases
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

	Three Months Ended
	March 29, 2025	March 30, 2024
Shares repurchased and canceled	2,070	7,759
Total cost of shares repurchased and canceled (in thousands)	$261	$673
Average price per share	$126.08	$86.77
Separately, our Board of Directors previously authorized the repurchase of up to $600 million of our common stock through December 31, 2024, under a share repurchase program and subsequent authorizations (the “Prior Program”). The Prior Program expired on December 31, 2024, along with all amounts that remained available for use under the Prior Program as of that date.
In October 2024, the Company’s Board of Directors authorized the purchase of up to $500 million of our common stock under a new share repurchase program that is effective from January 1, 2025, through December 31, 2027 (the “New Program”). At March 29, 2025, $488 million was available for repurchase under the New Program.
Under each of the Prior Program and the New Program, share repurchases may be made from time to time depending on market conditions, share price, share availability, and other factors at the Company’s discretion. The share repurchase programs do not obligate us to acquire any specific number of shares.
The following table summarizes the repurchase and cancellation of common stock under the New Program in the three months ended March 29, 2025, and under the Prior Program in the three months ended March 30, 2024:

	Three Months Ended
	March 29, 2025	March 30, 2024
Shares repurchased and canceled	93,800	310,173
Total cost of shares repurchased and canceled (in thousands)	$11,818	$26,463
Average price per share	$125.99	$85.32
11.    Income Taxes
At March 29, 2025, we had $10.4 million of net unrecognized tax benefits, $8.9 million of which would lower our effective tax rate if recognized. Interest and penalties related to uncertain tax positions are recognized in income tax expense and were not material as of March 29, 2025.
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
12.    Related-Party Transactions
We lease a portion of our Lewisberry, PA facility from an entity in which Mr. Berman and certain of his family members are owners. The Lewisberry lease is a non-cancelable operating lease and expires December 31, 2027.
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
The following table represents the estimated payments for the year ending December 31, 2025, and actual payments for the year ended December 31, 2024, under the related party agreements described above:

	Year Ending	Year Ended
(in thousands)	December 31, 2025	December 31, 2024
Facility leases with entities related to Steven Berman	$735	$715
Facility leases with entities related to Lindsay Hunt	$2,812	$2,757
Service agreements with entities related to Lindsay Hunt	$46	$54
We are a partner in a joint venture with one of our suppliers and own a minority interest in two other suppliers. Two of these investments are accounted for under the equity method, and one is accounted for under the cost method.
13.    Fair Value Disclosures
The carrying values of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value based on the short-term nature of these instruments. The carrying value of borrowings under our credit facility approximates fair value because these borrowings bear interest at rates indexed to a market rate (Term SOFR).
14.    Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU expands disclosures in the income tax rate reconciliations table and cash taxes paid, and is effective for annual periods beginning after December 15, 2024.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The ASU requires additional disclosures about categories of expenses, including, among other things, quantitative disclosures for employee compensation, depreciation, intangible asset amortization, selling expenses, and purchases of inventory. The updated guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027.
We expect to implement these new standards by their effective dates, and do not expect their adoption to have an impact on our results of operations, financial condition, or cash flows.

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
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements related to net sales, diluted earnings per share, gross profit, gross margin, selling, general, and administrative expenses, income tax expense, income before income taxes, net income, cash and cash equivalents, indebtedness, liquidity, the Company’s share repurchase program, the Company’s outlook, the Company’s growth opportunities and future business prospects, operational costs and productivity initiatives, inflation, tariffs, supplier diversification, price increases, long-term value, acquisitions and acquisition opportunities, investments, cost offsets, quarterly fluctuations, new product development, customer concessions, and fluctuations in foreign currency. Words such as “may,” “believe,” “demonstrate,” “expect,” “estimate,” “forecast,” “project,” “plan,” “anticipate,” “intend,” “should,” “will” and “likely” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statements are not forward-looking. In addition, statements that are not historical should also be considered forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statements were made. Such forward-looking statements are based on current expectations that involve known and unknown risks, uncertainties, and other factors (many of which are outside of our control) that may cause actual events to be materially different from those expressed or implied by such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.
Please refer to “Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” located in PART I of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated by our subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. The Company is under no obligation to, and expressly disclaims any such obligation to, update any of the information in this document, including but not limited to any situation where any forward-looking statement later turns out to be inaccurate whether as a result of new information, future events, or otherwise.
Introduction
The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes thereto of Dorman Products, Inc. included in “PART 1, ITEM 1. Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

This Quarterly Report on Form 10-Q contains the registered and unregistered trademarks or service marks of Dorman and are the property of Dorman Products, Inc. and/or its affiliates. This Quarterly Report on Form 10-Q also may contain additional trade names, trademarks, or service marks belonging to other companies. We do not intend our use or display of other parties’ trademarks, trade names, or service marks to imply, and such use or display should not be construed to imply, a relationship with or endorsement or sponsorship of us by these parties.
Overview
We are one of the leading suppliers of replacement and upgrade parts in the motor vehicle aftermarket industry, serving passenger cars, light-, medium-, and heavy-duty trucks, as well as specialty vehicles, including utility terrain vehicles (UTVs) and all-terrain vehicles (ATVs). We operate through three business segments: Light Duty, Heavy Duty, and Specialty Vehicle, consistent with the sectors of the motor vehicle aftermarket industry in which we operate. For more information on our segments, refer to Note 8, “Segment Information,” to the Consolidated Financial Statements, included under Part II, ITEM 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
As of December 31, 2024, we marketed approximately 138,000 distinct parts compared to approximately 133,000 as of December 31, 2023, many of which we designed and engineered. This number excludes private label stock keeping units and other variations in how we market, package, and distribute our products, includes distinct parts of acquired companies, and reflects distinct parts that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private label brands, or in bulk. We are one of the leading aftermarket suppliers of parts that were traditionally available to professional installers and consumers only from original equipment, or OE, manufacturers, or salvage yards. These parts include, among other parts, leaf springs, intake manifolds, exhaust manifolds, oil filters and coolers, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers, driveshafts, UTV windshields, and complex electronics modules.
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
We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers as well as our ability and the ability of our suppliers to deliver products ordered by our customers. The introduction of new products and product lines to customers, as well as business acquisitions and changes in weather conditions, may also cause significant fluctuations from quarter to quarter.
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies as described in the Annual Report on Form 10-K for the year ended December 31, 2024.
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
In the three months ended March 29, 2025, we introduced 1,185 new distinct parts to our customers and end-users, including 492 “New-to-the-Aftermarket” parts. We introduced 5,335 new distinct parts to our customers and end-users in the fiscal year ended December 31, 2024, including 1,659 “New-to-the-Aftermarket” parts.
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
Industry Factors
The Company’s financial results are also impacted by various industry factors, including, but not limited to, the number, age, and condition of vehicles in operation at any one time, and the miles driven by those vehicles.
Vehicles in Operation
The Company’s products are primarily purchased and installed on a subsegment of the passenger and light-duty vehicles in operation in the United States (“VIO”), specifically weighted towards vehicles aged 7 to 14 years old. Each year, the United States seasonally adjusted annual rate (“US SAAR”) of new vehicles purchased adds a new year to the VIO. According to data from the Auto Care Association (“Auto Care”), the US SAAR experienced a decline from 2008 to 2011 as consumers purchased fewer new vehicles as a result of the Great Recession of 2008. We believe that the declining US SAAR during that period resulted in a follow-on decline in our primary VIO subsegment (7-to-14-year-old vehicles) commencing in 2016. However, following 2011 and the impact of the Great Recession of 2008, U.S. consumers began to increase their purchases of new vehicles, which over time caused the US SAAR to recover and return to more historical levels. The 7-to-14-year-old vehicle car parc has continued to grow over the past several years, which we expect will expand demand for aftermarket replacement parts as more vehicles remain in operation.
In addition, we believe that vehicle owners generally are operating their current vehicles longer than they did several years ago, performing necessary repairs and maintenance to keep those vehicles well-maintained. We believe this trend has supported an increase in VIO, which increased to 298.5 million, a 1% increase in 2024 over 2023. According to data published by Polk, a division of IHS Automotive, the average age of VIO increased to 12.8 years as of October 2024 from 12.6 years as of October 2023.
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
Discounts, Allowances, and Incentives
We offer a variety of customer discounts, rebates, defective and slow-moving product returns, and other incentives. We may offer cash discounts for paying invoices in accordance with the specified discount terms of the invoice. In addition, we may offer pricing discounts based on volume purchased from us or other pricing discounts related to programs under a customer’s agreement. These incentives can be in the form of “off-invoice” discounts that are immediately deducted from sales at the time of sale. For those customers who choose to receive their incentives on a quarterly or annual basis instead of “off-invoice,” we provide rebates and accrue for such incentives as the related sales are made and reduce sales accordingly. Additionally, rebates and discounts are provided to customers to support promotional activities such as advertising and sales force allowances.
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

Product Warranty and Overstock Returns
We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products in the light-duty parts categories, with more limited warranties for our heavy-duty and specialty vehicle products. In addition to warranty returns, we may permit our customers to return new, undamaged products to us within customer-specific limits if they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency, and average cost of the claim and the probability of the customer return. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Revisions to these estimates are made when necessary, based on changes in these factors. We regularly study trends of such claims.
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
Impact of Labor Market and Inflationary Costs
We experienced broad-based inflationary impacts during the year ended December 31, 2023, due primarily to global transportation and logistics constraints, which resulted in significantly higher transportation costs, tariffs, material costs, and wage inflation from an increasingly competitive labor market. Certain of these increased costs in the second half of 2023 impacted our results of operations in the first half of 2024. Higher labor costs and material inflation resulting from geopolitical events, rising interest rates, disruptions to supply chain and logistics networks, and the trade policies of the U.S. or the countries where we source or sell our products may negatively impact our results in the future. We attempt to offset inflationary pressures with cost-saving initiatives, price increases to customers, and the use of alternative suppliers. There can be no assurance that we will be successful in implementing such cost-saving initiatives, pricing increases, or supplier diversification in the future to offset increased inflationary costs.
Impact of Interest Rates
Our business is subject to interest rate risk under the terms of our customer accounts receivable sales programs, as a change in the Term Secured Overnight Financing Rate (“Term SOFR”) or

alternative discount rate affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our credit facility bear interest at variable rates tied to Term SOFR or the applicable base rate. Under the terms of the credit facility, a change in interest rates affects the rate at which we can borrow funds thereunder and impacts the interest cost on existing borrowings. Interest rates may hold steady at their current rates for prolonged periods or may increase in the future, resulting in increased costs associated with our accounts receivable sales programs and outstanding borrowings. Interest rates remained elevated throughout much of 2024, but began to decline starting in the second half of 2024, and remained relatively stable throughout the first quarter of 2025.
Impact of Tariffs
We source the majority of our raw materials and parts from suppliers in a variety of non-U.S. countries. In 2024, approximately 72% of our products were purchased from suppliers in a variety of non-U.S. countries, with approximately 45% of our products being purchased from third-party suppliers in China. The current U.S. administration recently implemented tariffs and announced the possibility of increasing current tariffs or implementing additional ones. We expect these actions and reactionary tariff adjustments by other countries to impact our business and contribute to inflationary cost increases. As a result, we are taking actions designed to mitigate the potential impacts of these tariffs, including, but not limited to, passing along price increases to our customers and negotiating cost concessions from our suppliers where possible. Absent any changes in trade regulations, we anticipate inflationary cost increases due to these tariffs and any resulting impact on macroeconomic conditions and our business to continue throughout the remainder of 2025. There can be no assurance that the recently announced tariffs or future imposition of any tariffs, changes thereto, or actions taken by countries in response to the tariffs will not have a material adverse effect on our business, results of operations, financial condition, or liquidity in any period or that any actions we take to mitigate the impact of the tariffs will be effective.
Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations:

	Three Months Ended*
(in thousands, except percentage data)	March 29, 2025		March 30, 2024
Net sales	$507,692	100.0%	$468,701	100.0%
Cost of goods sold	299,984	59.1%	287,255	61.3%
Gross profit	207,708	40.9%	181,446	38.7%
Selling, general, and administrative expenses	127,634	25.1%	127,008	27.1%
Income from operations	80,074	15.8%	54,438	11.6%
Interest expense, net	7,358	1.4%	10,605	2.3%
Other (income) expense, net	(1,361)	(0.3)%	40	—%
Income before income taxes	74,077	14.6%	43,793	9.3%
Provision for income taxes	16,572	3.3%	10,965	2.3%
Net income	$57,505	11.3%	$32,828	7.0%
*Percentage of sales information may not add due to rounding
Three Months Ended March 29, 2025, Compared to Three Months Ended March 30, 2024
Net sales increased $39.0 million, or 8.3%, for the three months ended March 29, 2025, compared to the prior year period, driven by increased customer demand and sales of new products in our Light Duty segment, partially offset by soft market conditions in the heavy duty and specialty vehicle sectors.

Gross profit as a percentage of net sales increased 220 basis points compared to the prior year period, primarily due to the sales growth noted above and favorable mix from higher sales of new products, as well as productivity, automation, and supplier diversification initiatives, which delivered cost savings.
Selling, general, and administrative expenses (“SG&A”) increased $0.6 million, but decreased 200 basis points as a percentage of net sales, for the three months ended March 29, 2025, compared to the prior year period, due to favorable leverage on higher net sales in the current year period. SG&A for the three months ended March 30, 2024, included costs incurred in connection with a reduction in workforce action that was enacted in February 2024, net of realized savings as a result of that action.
Interest expense, net, decreased $3.2 million for the three months ended March 29, 2025, compared to the prior year period. The decrease was driven by lower outstanding principal on our revolving credit facility and term loan as a result of repayments over the last several quarters, as well as lower average Term SOFR rates in the current year period.
Our effective tax rate decreased to 22.4% for the three months ended March 29, 2025, from 25.0% for the three months ended March 30, 2024, due to tax deductions related to the vesting of restricted stock units in the current year period.
Segment Operating Results
Segment operating results were as follows:

	For the Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Net Sales:
Light Duty	$408,856	$359,293
Heavy Duty	51,680	57,809
Specialty Vehicle	47,156	51,599
Total	$507,692	$468,701

Segment income (loss) from operations
Light Duty	$81,493	$57,795
Heavy Duty	(163)	9
Specialty Vehicle	4,821	7,169
Total	$86,151	$64,973
Light Duty
Light Duty net sales increased $49.6 million, or 13.8%, for the three months ended March 29, 2025, compared to the prior year period, primarily due to increased customer demand and sales of new products.
Light Duty segment income from operations as a percentage of net sales increased to 19.9% for the three months ended March 29, 2025, from 16.1% for the three months ended March 30, 2024. This increase was primarily driven by favorable mix driven by higher new product sales, operational excellence initiatives delivering cost-savings, and favorable leverage on higher net sales.

Heavy Duty
Heavy Duty net sales decreased $6.1 million, or 10.6%, for the three months ended March 29, 2025, compared to the prior year period. The decrease in net sales primarily reflects reduced customer demand from continued market pressures in freight transportation and the trucking aftermarket.
Heavy Duty segment income as a percentage of net sales decreased 30 basis points for the three months ended March 29, 2025, compared to the prior year period. This decrease was primarily driven by the deleverage of fixed costs on lower net sales volumes.
Specialty Vehicle
Specialty Vehicle net sales decreased $4.4 million, or 8.6%, for the three months ended March 29, 2025, compared to the prior year period, primarily due to reduced customer demand.
Specialty Vehicle segment income as a percentage of net sales decreased to 10.2% from 13.9% for the three months ended March 29, 2025, and March 30, 2024, respectively. This decrease was primarily driven by the deleverage of fixed costs on lower net sales volumes.
Liquidity and Capital Resources
Historically, our primary source of liquidity has been the cash flow we generate from our operations, including accounts receivable sales programs facilitated through certain customers. Key components of our liquidity and capital resources were as follows:

(in thousands)	March 29, 2025	December 31, 2024
Cash and cash equivalents	$60,612	$57,137
Working Capital	$849,822	$805,958
Shareholders' equity	$1,337,404	$1,293,470
Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by tariffs, extending payment terms to customers, a decrease in demand for our products, higher interest rates, the outcome of contingencies, or other factors. See Note 7, “Commitments and Contingencies”, in the accompanying condensed consolidated financial statements for additional information regarding commitments and contingencies that may affect our liquidity.
Tariffs
Tariffs increase our use of cash since we pay for the tariffs upon the arrival of our goods in the United States, but we collect the cash on any pass-through price increases from our customers on a delayed basis according to the payment terms negotiated with our customers. We currently anticipate that additional liquidity needs to pay for increased tariffs on products we import can be managed through increased use of our accounts receivable sales programs with certain customers, as well as our existing revolving credit facility.
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
Sales of accounts receivable under these programs, and related factoring costs, were as follows:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Sales of accounts receivable	$334,170	$285,218
Factoring costs	14,588	13,610
If receivables had not been sold, $918.3 million and $853.6 million of additional receivables would have been outstanding at March 29, 2025, and December 31, 2024, respectively, based on standard payment terms. Further extensions of customer payment terms would result in additional uses of cash or increased costs associated with the sales of accounts receivable.
Credit Agreement
We have a credit agreement that consists of a $600.0 million revolving credit facility and a $500.0 million term loan. The credit agreement matures on October 4, 2027, is guaranteed by the Company’s material domestic subsidiaries, and is supported by a security interest in substantially all of the Company’s material domestic subsidiaries’ personal property and assets, subject to certain exceptions. As of March 29, 2025, there was $462.5 million in outstanding borrowings under the term loan. Also on that date, we had outstanding letters of credit for $1.2 million in aggregate. Net of outstanding borrowings and letters of credit, we had $598.8 million available under the credit facility at March 29, 2025.
Our credit agreement contains affirmative and negative covenants. As of March 29, 2025, we were not in default with respect to our credit agreement.
Refer to Note 7, “Long-Term Debt” to the Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for additional information.
Cash Flows
The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
(in thousands)	March 29, 2025	March 30, 2024
Cash provided by operating activities	$51,237	$51,980
Cash used in investing activities	(10,985)	(10,755)
Cash used in financing activities	(36,810)	(43,567)
Effect of foreign exchange on cash and cash equivalents	33	(39)
Net increase (decrease) in cash and cash equivalents	$3,475	$(2,381)
For the three months ended March 29, 2025, cash provided by operating activities decreased $0.7 million over the prior year period.
Investing activities used cash of $11.0 million and $10.8 million during the three months ended March 29, 2025, and March 30, 2024, respectively.

Financing activities during the three months ended March 29, 2025, included $11.8 million paid to repurchase 93,800 shares of common stock under our new share repurchase plan, and the repayments of $14.0 million of outstanding borrowings under our revolving credit facility and $6.3 million of our term loan balance under our credit agreement. During the three months ended March 30, 2024, we paid $26.9 million to repurchase 316,285 shares of common stock under our prior share repurchase plan, and the repayment of $11.6 million of outstanding borrowings under our revolving credit facility and $3.1 million of our term loan balance under our credit agreement
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk is the potential loss arising from adverse changes in interest rates. Accounts receivable factored under our customer-sponsored accounts receivable sales programs bear interest at rates tied to Term SOFR or alternative discount rates and result in us incurring costs as those accounts receivable are factored. Additionally, interest expense from our variable-rate debt is impacted by reference rates.
Under the terms of our customer-sponsored programs to sell accounts receivable, a change in the reference rate would affect the amount of financing costs we incur and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in Term SOFR or the discount rates on the accounts receivable sales programs would have increased our factoring costs and reduced the amount of cash we would have received by approximately $2.7 million and $2.3 million for the three months ended March 29, 2025, and March 30, 2024, respectively.
Under the terms of our credit agreement, a change in the reference rate or the lender’s base rate would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the reference rate or base rate would have increased our interest expense on our variable rate debt under our credit agreement by approximately $1.2 million and $1.4 million for the three months ended March 29, 2025, and March 30, 2024, respectively.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended March 29, 2025, we completed a project to replace our Heavy Duty segment’s enterprise resource planning (ERP) software with SAP as part of a plan to integrate and upgrade our technology platforms. We believe that we have taken the necessary steps to monitor and maintain appropriate internal control over financial reporting during this period of change. We have also updated our processes related to internal control over financial reporting, as necessary, to accommodate applicable changes in our business processes resulting from the implementation of the new SAP technology to support accounting activities for the Heavy Duty segment. We will continue to evaluate the operating effectiveness of related key controls during subsequent periods to ensure adequate internal control over financial reporting.

Other than the changes described above, there was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 29, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
There have been no material changes in our risk factors from the risks previously reported in PART 1, ITEM 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider the factors discussed in PART I, ITEM 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended March 29, 2025, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1, 2025, through January 25, 2025 (1)	1,403	$125.76	—	$500,000,000
January 26, 2025, through February 22, 2025	—	$—	—	$500,000,000
February 23, 2025, through March 29, 2025 (2)	94,467	$126.00	93,800	$488,182,136
Total	95,870		93,800	$488,182,136
(1)Includes 1,403 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 12, "Capital Stock", to the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K).
(2)Includes 667 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust.
(3)The Company's Board of Directors authorized a share repurchase program in December 2013, and through several actions taken since that time, has expanded the program to $600 million and extended the program through December 31, 2024 (the “Prior Program”). The Prior Program expired on December 31, 2024, along with all amounts that remained available for use under the Prior Program as of that date. In October 2024, the Company’s Board of Directors authorized the purchase of up to $500 million of our common stock under a new share repurchase program effective from January 1, 2025, through December 31, 2027 (the “New Program”). At March 29, 2025, $488.2 million was available for repurchase under the New Program.
ITEM 3. Defaults Upon Senior Securities
None

ITEM 4. Mine Safety Disclosures
Not Applicable
ITEM 5. Other Information
Director and Executive Officer Trading Arrangements
The following table describes contracts, instructions, or written plans for the purchase or sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “Rule 10b5-1 Plan”) entered into or terminated during the quarter ended March 29, 2025, by our directors and officers (as defined under Rule 16b-1(f) of the Exchange Act). There were no non-Rule 10b5-1 trading arrangements entered into or terminated by our directors and officers during the quarter ended March 29, 2025.

Name and Title of Director or Officer	Date of Adoption of Agreement	Expiration Date of Agreement[1]	Aggregate Number of Securities to be Purchased or Sold
Jeffrey L. Darby[2] SVP, Sales and Marketing	March 14, 2025	September 30, 2025	11,535[3]

1    Rule 10b5-1 Plan expires upon the date shown or, if earlier, upon completion of all authorized transactions under such plan (the “New Plan”).
2    Mr. Darby previously executed a Rule 10b5-1 Plan on December 5, 2024, that expires on June 30, 2025, or, if earlier, upon completion of all authorized transactions under such plan (the “Prior Plan”). The New Plan includes some of the same shares as the Prior Plan, but the New Plan is effective with respect to such shares only to the extent they remain unsold under the Prior Plan.
3     Plan includes (i) the sale of up to 3,567 shares of the Company’s common stock currently held by Mr. Darby to the extent such shares remain unsold under the Prior Plan, (ii) the potential exercise of vested stock options and the associated sale of up to 5,737 shares of the Company’s common stock, to the extent such options remain unexercised and unsold under the Prior Plan, and (iii) the sale of up to 2,231 shares of the Company’s common stock currently held by Mr. Darby.
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
The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended March 29, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended March 29, 2025, formatted in Inline XBRL (included as Exhibit 101).
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dorman Products, Inc.
May 6, 2025

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)
May 6, 2025

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial and accounting officer)