Form 10-Q
period 2025-06-28
Dorman Products, Inc.
filed 2025-08-05
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 31, 2025, the registrant had 30,534,243 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 28, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales	$540,959	$502,951	$1,048,651	$971,652
Cost of goods sold	321,446	303,550	621,430	590,805
Gross profit	219,513	199,401	427,221	380,847
Selling, general, and administrative expenses	137,032	126,949	264,666	253,957
Income from operations	82,481	72,452	162,555	126,890
Interest expense, net	7,182	10,202	14,540	20,807
Other income, net	(1,544)	(136)	(2,905)	(96)
Income before income taxes	76,843	62,386	150,920	106,179
Provision for income taxes	18,134	14,976	34,706	25,941
Net income	$58,709	$47,410	$116,214	$80,238
Other comprehensive income:
Change in foreign currency translation adjustment	2,339	(519)	2,561	(1,618)
Comprehensive Income	$61,048	$46,891	$118,775	$78,620

Earnings per share:
Basic	$1.92	$1.53	$3.80	$2.58
Diluted	$1.91	$1.53	$3.78	$2.58
Weighted average shares outstanding:
Basic	30,518	30,957	30,547	31,048
Diluted	30,680	31,071	30,744	31,160
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	June 28, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$56,845	$57,137
Accounts receivable, less allowance for doubtful accounts of $2,131 and $1,619	532,121	573,787
Inventories	798,211	707,977
Prepaids and other current assets	39,554	30,859
Total current assets	1,426,731	1,369,760
Property, plant, and equipment, net	166,606	164,499
Operating lease right-of-use assets	112,024	118,499
Goodwill	444,334	442,886
Intangible assets, net	267,830	278,213
Deferred tax assets	5,865	5,786
Other assets	48,075	44,878
Total assets	$2,471,465	$2,424,521
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$221,307	$231,814
Accrued compensation	24,083	44,002
Accrued customer rebates and returns	203,167	204,355
Revolving credit facility	—	13,960
Current portion of long-term debt	31,250	28,125
Other accrued liabilities	40,267	41,546
Total current liabilities	520,074	563,802
Long-term debt	430,338	439,513
Long-term operating lease liabilities	97,720	105,142
Deferred tax liabilities	3,803	3,700
Other long-term liabilities	19,784	18,894
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,523,887 and 30,565,855 shares issued and outstanding in 2025 and 2024, respectively	305	306
Additional paid-in capital	121,914	119,077
Retained earnings	1,281,741	1,180,862
Accumulated other comprehensive loss	(4,214)	(6,775)
Total shareholders’ equity	1,399,746	1,293,470
Total liabilities and shareholders' equity	$2,471,465	$2,424,521
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 28, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at March 29, 2025	30,539,334	$306	$117,190	$1,226,461	$(6,553)	$1,337,404
Exercise of stock options	3,521	—	357	—	—	357
Compensation expense under incentive stock plans	—	—	4,524	—	—	4,524
Purchase and cancellation of common stock	(29,123)	—	(52)	(3,429)	—	(3,481)
Issuance of common stock under incentive stock plans, net of cancellations	11,031	—	—	—	—	—
Other stock-related activity	(876)	(1)	(105)	—	—	(106)
Change in foreign currency translation adjustment	—	—	—	—	2,339	2,339
Net income	—	—	—	58,709	—	58,709
Balance at June 28, 2025	30,523,887	$305	$121,914	$1,281,741	$(4,214)	$1,399,746

	Three Months Ended June 29, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at March 30, 2024	31,011,870	$310	$102,211	$1,075,663	$(3,689)	$1,174,495
Exercise of stock options	3,549	—	219	—	—	219
Compensation expense under incentive stock plans	—	—	3,849	—	—	3,849
Purchase and cancellation of common stock	(273,390)	(3)	(492)	(24,509)	—	(25,004)
Issuance of common stock under incentive stock plans, net of cancellations	24,521	1	960	—	—	961
Other stock-related activity	(878)	—	(33)	(58)	—	(91)
Change in foreign currency translation adjustment	—	—	—	—	(519)	(519)
Net income	—	—	—	47,410	—	47,410
Balance at June 29, 2024	30,765,672	$308	$106,714	$1,098,506	$(4,208)	$1,201,320

	Six Months Ended June 28, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2024	30,565,855	$306	$119,077	$1,180,862	$(6,775)	$1,293,470
Exercise of stock options	7,361	—	729	—	—	729
Compensation expense under incentive stock plans	—	—	8,137	—	—	8,137
Purchase and cancellation of common stock	(124,993)	(1)	(225)	(15,335)	—	(15,561)
Issuance of common stock under incentive stock plans, net of cancellations	120,492	1	(1)	—	—	—
Other stock-related activity	(44,828)	(1)	(5,803)	—	—	(5,804)
Change in foreign currency translation adjustment	—	—	—	—	2,561	2,561
Net income	—	—	—	116,214	—	116,214
Balance at June 28, 2025	30,523,887	$305	$121,914	$1,281,741	$(4,214)	$1,399,746

	Six Months Ended June 29, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2023	31,299,770	$313	$101,045	$1,069,435	$(2,590)	$1,168,203
Exercise of stock options	9,089	—	559	—	—	559
Compensation expense under incentive stock plans	—	—	6,780	—	—	6,780
Purchase and cancellation of common stock	(591,322)	(6)	(1,064)	(51,070)	—	(52,140)
Issuance of common stock under incentive stock plans, net of cancellations	65,878	1	960	—	—	961
Other stock-related activity	(17,743)	—	(1,566)	(97)	—	(1,663)
Change in foreign currency translation adjustment	—	—	—	—	(1,618)	(1,618)
Net income	—	—	—	80,238	—	80,238
Balance at June 29, 2024	30,765,672	$308	$106,714	$1,098,506	$(4,208)	$1,201,320
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024
Cash Flows from Operating Activities:
Net income	$116,214	$80,238
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,762	28,203
Provision for doubtful accounts	654	(15)
(Benefit) provision for deferred income taxes	(75)	472
Provision for stock-based compensation	8,137	6,780
Changes in assets and liabilities:
Accounts receivable	41,185	627
Inventories	(89,695)	16,745
Prepaids and other current assets	(2,911)	(5,739)
Other assets	(4,871)	(3,339)
Accounts payable	(10,649)	(12,112)
Accrued customer rebates and returns	(1,203)	(806)
Accrued compensation and other liabilities	(24,763)	4,275
Cash provided by operating activities	59,785	115,329
Cash Flows from Investing Activities:
Property, plant, and equipment additions	(19,435)	(22,690)
Cash used in investing activities	(19,435)	(22,690)
Cash Flows from Financing Activities:
Payments of revolving credit line	(13,960)	(23,300)
Payments of long-term debt	(6,250)	(6,250)
Payment of deferred acquisition consideration	—	(200)
Proceeds from exercise of stock options	729	559
Purchase and cancellation of common stock	(15,561)	(52,033)
Other stock-related activity	(5,804)	(704)
Cash used in financing activities	(40,846)	(81,928)
Effect of exchange rate changes on Cash and Cash Equivalents	204	(58)
Net (Decrease) Increase in Cash and Cash Equivalents	(292)	10,653
Cash and Cash Equivalents, Beginning of Period	57,137	36,814
Cash and Cash Equivalents, End of Period	$56,845	$47,467
Supplemental Cash Flow Information
Cash paid for interest expense	$11,513	$20,332
Cash paid for income taxes	$42,714	$26,374
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 28, 2025, AND JUNE 29, 2024
(UNAUDITED)
1.    Basis of Presentation
As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on The Nasdaq Stock Market LLC is “DORM.”
The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission. However, they do not include all the information and footnotes required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments (comprising only normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 28, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers and the introduction of new products and product lines to customers. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
2.    Sales of Accounts Receivable
We have entered into several customer-sponsored programs administered by unrelated financial institutions that permit us to sell (factor) certain accounts receivable at discounted rates to the financial institutions. Transactions under these agreements were accounted for as sales of accounts receivable, and the related accounts receivable were removed from our Condensed Consolidated Balance Sheets when sold. Sales of accounts receivable under these agreements, and associated factoring costs, which were included in selling, general, and administrative expenses, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Sales of accounts receivable	$354,904	$251,538	$689,074	$536,756
Factoring costs	14,566	12,622	29,154	26,232
3.    Inventories
Inventories include the cost of material, freight, duties, direct labor, and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	June 28, 2025	December 31, 2024
Raw materials	$28,211	$29,233
Bulk product	256,521	246,604
Finished product	502,190	421,734
Packaging materials	11,289	10,406
Total	$798,211	$707,977

4.    Goodwill and Intangible Assets
Goodwill
Goodwill included the following:

(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Consolidated
Balance at December 31, 2024	$313,704	$55,706	$73,476	$442,886
Measurement period adjustment	—	—	154	154
Foreign currency translation	—	1,294	—	1,294
Balance at June 28, 2025	$313,704	$57,000	$73,630	$444,334
Intangible Assets
Intangible assets included the following:

	June 28, 2025			December 31, 2024
Intangible assets subject to amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Customer relationships	$173,984	$46,570	$127,414	$173,430	$41,358	$132,072
Trade names	67,690	17,063	50,627	67,690	14,999	52,691
Product portfolio	107,800	19,876	87,924	107,800	16,522	91,278
Technology	2,167	1,442	725	2,167	1,318	849
Patents and other	2,350	1,210	1,140	2,350	1,027	1,323
Total	$353,991	$86,161	$267,830	$353,437	$75,224	$278,213
Amortization expense was $5.5 million and $5.5 million during the three months ended June 28, 2025, and June 29, 2024, and $11.0 million and $11.1 million during the six months ended June 28, 2025, and June 29, 2024, respectively.
5.    Debt
As of June 28, 2025, and December 31, 2024, the interest rate on the outstanding borrowings under our credit facility was 5.68% and 5.71%, respectively.

6.    Segment and Geographic Information
Segment results are as follows:

	For the Three Months ended June 28, 2025
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$424,328	$62,060	$54,571	$540,959
Cost of goods sold	248,139	46,705	26,602	321,446
Factoring expense	14,566	—	—	14,566
Other segment expenses	83,322	14,833	18,531	116,686
Segment income from operations	$78,301	$522	$9,438	$88,261

	For the Three Months ended June 29, 2024
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$385,358	$61,189	$56,404	$502,951
Cost of goods sold	230,628	45,185	27,735	303,548
Factoring expense	12,622	—	—	12,622
Other segment expenses	76,196	13,283	18,639	108,118
Segment income from operations	$65,912	$2,721	$10,030	$78,663

	For the Six Months ended June 28, 2025
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$833,184	$113,740	$101,727	$1,048,651
Cost of goods sold	485,138	85,182	51,110	621,430
Factoring expense	29,154	—	—	29,154
Other segment expenses	159,098	28,199	36,358	223,655
Segment income from operations	$159,794	$359	$14,259	$174,412

	For the Six Months ended June 29, 2024
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$744,651	$118,998	$108,003	$971,652
Cost of goods sold	447,113	89,753	53,929	590,795
Factoring expense	26,232	—	—	26,232
Other segment expenses	147,599	26,515	36,875	210,989
Segment income from operations	$123,707	$2,730	$17,199	$143,636

A reconciliation of segment income from operations to consolidated income before income taxes is as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Segment income from operations	$88,261	$78,663	$174,412	$143,636
Acquisition-related intangible assets amortization	(5,406)	(5,481)	(10,877)	(10,965)
Acquisition-related transaction and other costs	(341)	(448)	(833)	(931)
Pretax reduction in workforce costs	(33)	(282)	(147)	(4,850)
Interest expense, net	(7,182)	(10,202)	(14,540)	(20,807)
Other income, net	1,544	136	2,905	96
Consolidated income before income taxes	$76,843	$62,386	$150,920	$106,179
The following table presents our net sales by geographic region:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net sales to U.S. customers	$502,159	$462,514	$966,613	$891,369
Net sales to non-U.S. customers	38,800	40,437	82,038	80,283
Total	$540,959	$502,951	$1,048,651	$971,652
7.    Commitments and Contingencies
We are a party to, or otherwise involved in, legal proceedings that arise in the ordinary course of business, including various claims and legal actions involving contracts, employment disputes, competitive practices, intellectual property infringement, product liability claims, and other matters related to the conduct of our business. In the opinion of management, none of the actions, individually or in the aggregate, taking into account relevant insurance coverage, would likely have a material financial impact on the Company, and we believe the range of reasonably possible losses from current matters, taking into account relevant insurance coverage, is immaterial. However, legal matters are subject to inherent uncertainties, and there exists the possibility that the ultimate resolution of any of these matters could have a material adverse impact on the Company’s cash flows, financial position, or results of operations in the period in which any such effects are recorded.
8.    Stock-Based Compensation
Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)
We grant RSUs, and prior to January 2020 we granted RSAs, to participants in our equity plans. Performance-based RSUs granted in the six months ended June 28, 2025, included certain grants that vest based on our total shareholder return ranking relative to the Nasdaq US Benchmark Auto Parts Index over a three-year performance period (market condition), and other grants that vest based upon achievement of return on invested capital targets over a three-year performance period (performance condition).
Compensation cost related to RSU and RSA grants was $4.2 million and $3.2 million for the three months ended June 28, 2025, and June 29, 2024, respectively, and $7.5 million and $5.7 million for the six months ended June 28, 2025, and June 29, 2024, respectively, and was included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.

The following table summarizes our RSU and RSA activity for the six months ended June 28, 2025:

	Shares	Weighted Average Fair Value
Balance at December 31, 2024	340,578	$97.84
Granted	142,677	$140.50
Vested	(113,057)	$96.22
Canceled	(9,694)	$104.43
Balance at June 28, 2025	360,504	$115.84
For the six months ended June 28, 2025, we granted 21,948 performance-based RSUs containing a market condition with a grant date fair value of $195.03 per share. For the six months ended June 29, 2024, we granted 32,109 performance-based RSUs containing a market condition with a grant date fair value of $138.58 per share.
As of June 28, 2025, there was $30.0 million of unrecognized compensation cost related to unvested RSU grants that is expected to be recognized over a weighted average period of 2.1 years.
Stock Options
From time to time, we grant stock options to participants in our equity plans. Compensation cost related to stock option grants was $0.3 million and $0.4 million for the three months ended June 28, 2025, and June 29, 2024, respectively, and $0.6 million and $0.8 million for the six months ended June 28, 2025, and June 29, 2024, respectively, and is included as selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations.
The following table summarizes our stock option activity for the six months ended June 28, 2025:

	Shares	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	234,289	$89.44
Canceled	(1,775)	$88.77
Exercised	(7,361)	$99.09
Balance at June 28, 2025	225,153	$89.12	4.1	$7,924
Exercisable at June 28, 2025	174,092	$87.92	3.7	$6,337
As of June 28, 2025, there was $1.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.5 years.
Employee Stock Purchase Plan ("ESPP")
During the three and six months ended June 29, 2024, we issued 13,555 shares under the ESPP.
9.    Earnings Per Share
Basic earnings per share was calculated by dividing our net income by the weighted average number of shares of common stock outstanding during the period, excluding unvested RSAs which are considered to be contingently issuable. To calculate diluted earnings per share, common stock equivalents are added to the weighted average number of shares of common stock outstanding.

Common stock equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards.
For the three months ended June 28, 2025, and June 29, 2024, there were approximately 127,000 shares and 225,000 shares, respectively, and for the six months ended June 28, 2025, and June 29, 2024, there were approximately 83,000 shares and 272,000 shares, respectively, that were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.
The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Numerator:
Net income	$58,709	$47,410	$116,214	$80,238
Denominator:
Weighted average basic shares outstanding	30,518	30,957	30,547	31,048
Effect of stock-based compensation awards	162	114	197	112
Weighted average diluted shares outstanding	30,680	31,071	30,744	31,160
Earnings Per Share:
Basic	$1.92	$1.53	$3.80	$2.58
Diluted	$1.91	$1.53	$3.78	$2.58
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

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Shares repurchased and canceled	—	1,245	2,070	9,004
Total cost of shares repurchased and canceled (in thousands)	$—	$113	$261	$786
Average price per share	$—	$90.86	$126.08	$87.34
Separately, we repurchase shares under share repurchase programs authorized by our Board of Directors. Share repurchases may be made from time to time depending on market conditions, share price, share availability, and other factors at the Company’s discretion. The Company is not obligated to acquire a specific number of shares under the programs.

The following table summarizes the repurchase and cancellation of common stock in the three and six months ended June 28, 2025, and June 29, 2024:

	Three Months Ended		Six Months Ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Shares repurchased and canceled	29,123	272,145	122,923	582,318
Total cost of shares repurchased and canceled (in thousands)	$3,482	$24,891	$15,300	$51,354
Average price per share	$119.56	$91.46	$124.47	$88.19
At June 28, 2025, $484.7 million was available for repurchase under the program in effect.
11.    Income Taxes
At June 28, 2025, we had $10.5 million of net unrecognized tax benefits, $9.0 million of which would lower our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties related to unrecognized tax benefits recorded within tax expense were not material for the six months ended June 28, 2025. At June 28, 2025, accrued interest and penalties related to unrecognized tax benefits were $3.9 million.
We file income tax returns in the United States, Canada, China, India, and Mexico. The statute of limitations for tax years before 2021 is closed for U.S. federal income tax purposes. The statute of limitations for tax years before 2017 is closed for the states in which we filed. The statute of limitations for tax years before 2022 is closed for income tax purposes in Canada and China. The statute of limitations for tax years before 2020 is closed for income tax purposes in India and Mexico.
On July 4, 2025, the One Big Beautiful Bill Act (the “Tax Act”) was signed into law, which introduced significant changes to the U.S. federal income tax code. The effects of these changes will be recognized in the period in which the legislation was enacted. We are currently assessing the impacts that the Tax Act may have on our results of operations, financial condition, and cash flows.
12.    Related-Party Transactions
We lease a portion of our Lewisberry, PA facility from an entity in which Steven Berman, our Non-Executive Chairman, and certain of his family members are owners. The Lewisberry lease is a non-cancelable operating lease and expires December 31, 2027.
We also lease our facilities in Madison, IN, and Shreveport, LA, from entities in which Lindsay Hunt, our former President, Specialty Vehicle, and certain of her family members are owners. Each lease is a non-cancelable operating lease and will expire on October 31, 2027.
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
13.    Fair Value Disclosures
The carrying values of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair value due to the short-term nature of these instruments. The carrying value of borrowings under our credit facility approximates fair value because these borrowings bear interest at rates indexed to a market rate (Term SOFR).
14.    Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU expands disclosures in the income tax rate reconciliations table and cash taxes paid, and is effective for annual periods beginning after December 15, 2024.
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
We expect to implement these new standards by their effective dates, and do not anticipate that their adoption will have an impact on our results of operations, financial condition, or cash flows.

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
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements related to net sales, diluted earnings per share, gross profit, gross margin, selling, general, and administrative expenses, income tax expense, income before income taxes, net income, cash and cash equivalents, indebtedness, liquidity, the Company’s share repurchase program, the Company’s outlook, the Company’s growth opportunities and future business prospects, operational costs and productivity initiatives, inflation, tariffs, supplier diversification, price increases, long-term value, acquisitions and acquisition opportunities, investments, cost offsets, quarterly fluctuations, new product development, customer concessions, and fluctuations in foreign currency. Words such as “may,” “believe,” “demonstrate,” “expect,” “estimate,” “forecast,” “project,” “plan,” “anticipate,” “intend,” “should,” “will,” and “likely” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statements are not forward-looking. In addition, statements that are not historical should also be considered forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statements were made. Such forward-looking statements are based on current expectations that involve known and unknown risks, uncertainties, and other factors (many of which are outside of our control) that may cause actual events to be materially different from those expressed or implied by such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.
Please refer to “Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors” located in PART I of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated by our subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. The Company is under no obligation to, and expressly disclaims any such obligation to, update any of the information in this document, including but not limited to any situation where any forward-looking statement later turns out to be inaccurate, whether as a result of new information, future events, or otherwise.
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
As of December 31, 2024, we marketed approximately 138,000 distinct parts compared to approximately 133,000 as of December 31, 2023, many of which we designed and engineered. This number excludes private label stock keeping units and other variations in how we market, package, and distribute our products, includes distinct parts of acquired companies, and reflects distinct parts that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private label brands, or in bulk. We are one of the leading aftermarket suppliers of parts that were traditionally available to professional installers and consumers only from original equipment, or OE, manufacturers, or salvage yards. These parts include, among others, leaf springs, intake manifolds, exhaust manifolds, oil filters and coolers, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation (EGR) coolers, driveshafts, UTV windshields, and complex electronics modules.
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
New Product Development
New product development is a key success factor for us and has been a significant contributor to our growth. We have made incremental investments to increase our new product development efforts to grow our business and strengthen our relationships with our customers. The investments primarily have been in the form of increased product development resources, additional customer and end-user awareness programs, and customer service improvements. These investments have enabled us to provide an expanding array of new product offerings and grow revenues at levels that generally have exceeded market growth rates.
In the six months ended June 28, 2025, we introduced 2,588 new distinct parts to our customers and end-users, including 914 “New-to-the-Aftermarket” parts. We introduced 5,335 new distinct parts to our customers and end-users in the fiscal year ended December 31, 2024, including 1,659 “New-to-the-Aftermarket” parts.
One area of focus for the light-duty sector has been our complex electronics program, which capitalizes on the growing number of electronic components being utilized on today’s OE platforms. New vehicles contain an average of approximately 100 electronic modules, with some high-end luxury vehicles exceeding that. Our complex electronics products are designed and developed in-house and tested to help ensure consistent performance. Our product portfolio is focused on further developing our leadership position in this category.
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
Acquisitions
A key component of our strategy is growth through acquisitions. We may acquire businesses in the future to supplement our financial growth, expand our customer base, add to our distribution capabilities, or enhance our product development resources, among other reasons.
Industry Factors
The Company’s financial results are also impacted by various industry factors, including, but not limited to, the number, age, and condition of vehicles in operation at any given time, and the miles driven by those vehicles.
Vehicles in Operation
The Company’s products are primarily purchased and installed on a subsegment of the passenger and light-duty vehicles in operation in the United States (“VIO”), specifically weighted towards vehicles aged 7 to 14 years old. Each year, the United States seasonally adjusted annual rate (“US SAAR”) of new vehicles purchased adds a new year to the VIO. According to data from the Auto Care Association (“Auto Care”), the US SAAR experienced a decline from 2008 to 2011 as consumers purchased fewer new vehicles as a result of the Great Recession of 2008. We believe that the declining US SAAR during that period led to a follow-on decline in our primary VIO subsegment (7-to-14-year-old vehicles) commencing in 2016. However, following 2011 and the impact of the Great Recession of 2008, U.S. consumers began to increase their purchases of new vehicles, which over time caused the US SAAR to recover and return to more historical levels. The 7-to-14-year-old vehicle car parc has continued to grow over the past several years, which we expect will expand demand for aftermarket replacement parts as more vehicles remain in operation.
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
Brand Protection
We operate in a highly competitive market. As a result, we continuously evaluate our approach to branding, pricing, and terms for our various customers and channels. For example, we maintain brand protection policies, which are designed to ensure that certain of our branded products are not advertised below certain approved pricing levels. In addition, we may pursue legal remedies when we observe third parties violating our intellectual property rights, including those that infringe on our patents, misrepresent our products as their own, or use our product images for their own marketing efforts.
Discounts, Allowances, and Incentives
We offer a variety of customer discounts, rebates, returns for defective and slow-moving products, and other incentives. We may offer cash discounts for paying invoices in accordance with the specified discount terms of the invoice. In addition, we may offer pricing discounts based on volume purchased from us or other pricing discounts related to programs under a customer’s agreement. These incentives can be in the form of “off-invoice” discounts that are immediately deducted from sales at the time of sale. For those customers who choose to receive their incentives on a quarterly or annual basis instead of “off-invoice,” we provide rebates and accrue for such incentives as the related sales are made and reduce sales accordingly. Additionally, rebates and discounts are provided to customers to support promotional activities such as advertising and sales force allowances.
Our customers, particularly our larger retail customers, regularly seek more favorable pricing and product return provisions, and extended payment terms when negotiating with us. We attempt to avoid or minimize these concessions as much as possible, but we have granted pricing concessions, indemnification rights, and extended customer payment terms, and allowed a higher level of product returns in certain cases. These concessions affect both our net sales and profit levels, and may require additional capital to support the business. We expect our customers to continue to exert pressure on our margins.
Customer Acquisition Costs
We may incur customer acquisition costs where we incur change-over costs to induce a customer to switch from a competitor’s brand, including expanding new product lines into our existing customers. Change-over costs include the costs associated with removing the customer’s inventory of competitor products and replacing it with our products, which is commonly referred to as a stock lift. Customer acquisition costs are recorded as a reduction to revenue when incurred.

Product Warranty and Overstock Returns
We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products in the light-duty parts categories, with more limited warranties for our heavy-duty and specialty vehicle products. In addition to warranty returns, we may permit our customers to return new, undamaged products to us within customer-specific limits if they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency, and average cost of claims and the probability of customer returns. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Revisions to these estimates are made, when necessary, based on changes in these factors. We regularly study trends of such claims.
Foreign Currency
Many of our products and related raw materials and components are sourced from suppliers in various non-U.S. countries. The products generally are sourced through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. dollar and various foreign currencies between the time of execution of the purchase order and payment for the product.
To the extent that the U.S. dollar changes in value relative to those foreign currencies in the future, the prices charged by our suppliers for goods under new purchase orders may change in equivalent U.S. dollars. The largest portion of our overseas purchases comes from China. The exchange rate of the Chinese yuan to the U.S. dollar has fluctuated over the past several years. Any future changes in the value of the Chinese yuan relative to the U.S. dollar may result in a change in the cost of goods that we purchase from China. However, the cost of the goods we procure is also affected by other factors, including raw material availability, labor costs, tariffs, and transportation costs.
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
Impact of Labor Market and Inflationary Costs
We experienced broad-based inflationary impacts during the year ended December 31, 2023, due primarily to global transportation and logistics constraints, which resulted in significantly higher transportation costs, tariffs, material costs, and wage inflation from an increasingly competitive labor market. Certain of these increased costs in the second half of 2023 impacted our results of operations in the first half of 2024. Higher labor costs and material inflation resulting from geopolitical events, rising interest rates, disruptions to supply chain and logistics networks, and the trade policies of the U.S. or the countries where we source or sell our products may negatively impact our future results. We attempt to offset inflationary pressures with cost-saving initiatives, price increases to customers, and the use of alternative suppliers. There can be no assurance that we will be successful in implementing such cost-saving initiatives, pricing increases, or supplier diversification in the future to offset increased inflationary costs.
Impact of Interest Rates
Our business is subject to interest rate risk under the terms of our customer accounts receivable sales programs, as a change in the Term Secured Overnight Financing Rate (“Term SOFR”) or

alternative discount rate affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our credit facility bear interest at variable rates tied to Term SOFR or the applicable base rate. Under the terms of the credit facility, a change in interest rates affects the rate at which we can borrow funds thereunder and impacts the interest cost on existing borrowings. Interest rates may remain steady at their current levels for prolonged periods or may increase in the future, resulting in increased costs associated with our accounts receivable sales programs and outstanding borrowings. Interest rates remained elevated throughout much of 2024, but began to decline starting in the second half of that year. Interest rates remained relatively stable throughout the first quarter of 2025, but declined in the second quarter of 2025.
Impact of Tariffs
We source the majority of our raw materials and parts from suppliers in various non-U.S. countries. In 2024, approximately 72% of our products were sourced from suppliers in various non-U.S. countries, with approximately 45% of our products sourced from third-party suppliers in China. The current U.S. administration recently implemented new tariffs, announced additional tariffs that are expected to take effect in the coming months, and indicated that further tariff changes are possible depending on the outcome of trade negotiations with other countries. We expect these actions and any reactionary tariff adjustments made by other countries will impact our business and contribute to inflationary cost increases. As a result, we are taking actions designed to mitigate the potential impacts of these tariffs, including, but not limited to, diversifying our supply chain, passing along price increases to our customers, and negotiating cost concessions from our suppliers where possible. Absent any changes in trade regulations, we anticipate inflationary cost increases due to these tariffs, as well as any resulting impact on macroeconomic conditions and our business, to continue throughout the remainder of 2025.
Starting in the third quarter of 2025, we implemented pass-through price increases to offset the dollar impact of the new tariff costs. We expect to see a temporary increase in gross and operating margin percentages in 2025 due to the price increases taking effect before the increased cost of inventory reflecting higher tariffs is recognized as an expense in our statement of operations.
Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations:

	Three Months Ended*				Six Months Ended*
(in thousands, except percentage data)	June 28, 2025		June 29, 2024		June 28, 2025		June 29, 2024
Net sales	$540,959	100.0%	$502,951	100.0%	$1,048,651	100.0%	$971,652	100.0%
Cost of goods sold	321,446	59.4%	303,550	60.4%	621,430	59.3%	590,805	60.8%
Gross profit	219,513	40.6%	199,401	39.6%	427,221	40.7%	380,847	39.2%
Selling, general, and administrative expenses	137,032	25.3%	126,949	25.2%	264,666	25.2%	253,957	26.1%
Income from operations	82,481	15.2%	72,452	14.4%	162,555	15.5%	126,890	13.1%
Interest expense, net	7,182	1.3%	10,202	2.0%	14,540	1.4%	20,807	2.1%
Other income, net	(1,544)	(0.3)%	(136)	(0.0)%	(2,905)	(0.3)%	(96)	(0.0)%
Income before income taxes	76,843	14.2%	62,386	12.4%	150,920	14.4%	106,179	10.9%
Provision for income taxes	18,134	3.4%	14,976	3.0%	34,706	3.3%	25,941	2.7%
Net income	$58,709	10.9%	$47,410	9.4%	$116,214	11.1%	$80,238	8.3%
*Percentage of sales information may not add due to rounding

Three Months Ended June 28, 2025, Compared to Three Months Ended June 29, 2024
Net sales increased $38.0 million, or 7.6%, for the three months ended June 28, 2025, compared to the prior year period, driven by volume growth from increased customer demand and sales of new products in our Light Duty segment, and new business wins in our Heavy Duty segment, partially offset by reduced demand in our Specialty Vehicle segment impacted by soft market conditions in the specialty vehicle sector.
Gross profit as a percentage of net sales increased 100 basis points compared to the prior year period, primarily due to the sales growth noted above and favorable mix from higher sales of new products, as well as supplier diversification, productivity, and automation initiatives, that delivered cost savings.
Selling, general, and administrative expenses (“SG&A”) increased $10.1 million, or 10 basis points as a percentage of net sales, for the three months ended June 28, 2025, compared to the prior year period, as favorable leverage from higher sales was more than offset by additional investments made in the current year period.
Interest expense, net, decreased $3.0 million for the three months ended June 28, 2025, compared to the prior year period. The decrease was driven by lower outstanding principal on our revolving credit facility and term loan, resulting from repayments over the last several quarters, as well as lower average Term SOFR rates during the current year period.
Our effective tax rate decreased to 23.6% for the three months ended June 28, 2025, from 24.0% for the three months ended June 29, 2024.
Six Months Ended June 28, 2025, Compared to Six Months Ended June 29, 2024
Net sales increased $77.0 million, or 7.9%, for the six months ended June 28, 2025, compared to the prior year period, driven by increased customer demand and sales of new products in our Light Duty segment, partially offset by reduced demand impacted by soft market conditions in the heavy duty and specialty vehicle sectors.
Gross profit as a percentage of net sales increased 150 basis points compared to the prior year period, primarily due to the sales growth noted above and favorable mix from higher sales of new products, as well as supplier diversification, productivity, and automation initiatives, that delivered cost savings.
Selling, general, and administrative expenses (“SG&A”) increased $10.7 million, but decreased 90 basis points as a percentage of net sales, for the six months ended June 28, 2025, compared to the prior year period, due to favorable leverage on higher net sales that more than offset additional investments made in the current year period.
Interest expense, net, decreased $6.3 million for the six months ended June 28, 2025, compared to the prior year period. The decrease was driven by lower outstanding principal on our revolving credit facility and term loan resulting from repayments over the last several quarters, as well as lower average Term SOFR rates during the current year period.
Our effective tax rate decreased to 23.0% for the six months ended June 28, 2025, from 24.4% for the three months ended June 29, 2024, due to tax deductions related to the vesting of restricted stock units in the current year period.

Segment Operating Results
Segment operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Net Sales:
Light Duty	$424,328	$385,358	$833,184	$744,651
Heavy Duty	62,060	61,189	113,740	118,998
Specialty Vehicle	54,571	56,404	101,727	108,003
Total	$540,959	$502,951	$1,048,651	$971,652

Segment Income From Operations
Light Duty	$78,301	$65,912	$159,794	$123,707
Heavy Duty	522	2,721	359	2,730
Specialty Vehicle	9,438	10,030	14,259	17,199
Total	$88,261	$78,663	$174,412	$143,636
Three Months Ended June 28, 2025, Compared to Three Months Ended June 29, 2024
Light Duty
Light Duty net sales increased $39.0 million, or 10.1%, for the three months ended June 28, 2025, compared to the prior year period, primarily due to volume growth from increased customer demand and sales of new products.
Light Duty segment income from operations as a percentage of net sales increased to 18.5% for the three months ended June 28, 2025, from 17.1% for the three months ended June 29, 2024. This increase was primarily driven by supplier diversification initiatives, favorable mix driven by higher new product sales, operational excellence initiatives delivering cost savings, and favorable leverage on higher net sales.
Heavy Duty
Heavy Duty net sales increased $0.9 million, or 1.4%, for the three months ended June 28, 2025, compared to the prior year period. The increase in net sales primarily reflects new business wins.
Heavy Duty segment income as a percentage of net sales decreased to 0.8% for the three months ended June 28, 2025, from 4.4% for the three months ended June 29, 2024. This decrease was primarily driven by the impact of investments we made as part of initiatives to grow sales and improve margins on a long-term basis.
Specialty Vehicle
Specialty Vehicle net sales decreased $1.8 million, or 3.2%, for the three months ended June 28, 2025, compared to the prior year period, primarily due to reduced customer demand, partially offset by price increases.
Specialty Vehicle segment income as a percentage of net sales decreased to 17.3% from 17.8% for the three months ended June 28, 2025, and June 29, 2024, respectively. This decrease was primarily driven by the deleverage of fixed costs on lower net sales volumes.

Six Months Ended June 28, 2025, Compared to Six Months Ended June 29, 2024
Light Duty
Light Duty net sales increased $88.5 million, or 11.9%, for the six months ended June 28, 2025, compared to the prior year period, primarily due to increased customer demand and sales of new products.
Light Duty segment income from operations as a percentage of net sales increased to 19.2% for the six months ended June 28, 2025, from 16.6% for the six months ended June 29, 2024. This increase was primarily driven by favorable mix from higher new product sales, operational excellence initiatives delivering cost savings, and favorable leverage on higher net sales.
Heavy Duty
Heavy Duty net sales decreased $5.3 million, or 4.4%, for the six months ended June 28, 2025, compared to the prior year period. The decrease in net sales primarily reflects reduced customer demand from continued market pressures in freight transportation and the trucking aftermarket, partially offset by price increases.
Heavy Duty segment income as a percentage of net sales decreased to 0.3% for the six months ended June 28, 2025, from 2.3% for the six months ended June 29, 2024. This decrease was primarily driven by the deleverage of fixed costs on lower net sales volumes and the impact of investments we made as part of initiatives to grow sales and improve margins on a long-term basis.
Specialty Vehicle
Specialty Vehicle net sales decreased $6.3 million, or 5.8%, for the six months ended June 28, 2025, compared to the prior year period, primarily due to reduced customer demand.
Specialty Vehicle segment income as a percentage of net sales decreased to 14.0% from 15.9% for the six months ended June 28, 2025, and June 29, 2024, respectively. This decrease was primarily driven by the deleverage of fixed costs on lower net sales volumes.
Liquidity and Capital Resources
Historically, our primary source of liquidity has been the cash flow generated from our operations, including flexibility provided by accounts receivable sales programs facilitated through certain customers. Key components of our liquidity and capital resources were as follows:

(in thousands)	June 28, 2025	December 31, 2024
Cash and cash equivalents	$56,845	$57,137
Working Capital	$906,657	$805,958
Shareholders' equity	$1,399,746	$1,293,470
Based on our current operating plan, we believe that our sources of available capital are sufficient to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by higher tariffs, an extension of customer payment terms, a decrease in demand for our products, higher interest rates, the outcome of contingencies, or other factors. See Note 7, “Commitments and Contingencies”, in the accompanying condensed consolidated financial statements for additional information regarding commitments and contingencies that may affect our liquidity.
Tariffs
Increases in tariffs accelerate our use of cash, as we pay for the higher costs upon arrival of our goods in the United States, but we collect the cash on any pass-through price increases from our customers on a delayed basis, taking into account our inventory turns and payment terms negotiated with our customers. We currently anticipate that additional liquidity needs to cover increased tariffs on imported products can be managed through additional factoring under our accounts receivable sales programs with certain customers, as well as borrowings under our existing revolving credit facility.
Payment Terms and Accounts Receivable Sales Programs
Over the past several years, we have continued to extend payment terms to certain customers in response to customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant cash usage. Where available and when we deem appropriate, we participate in accounts receivable sales programs with several customers that enable us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment term extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash upfront than if we collected those accounts receivable ourselves in due course, resulting in accounts receivable factoring costs. Moreover, since these accounts receivable sales programs bear interest at rates tied to the Term SOFR or other reference rates, increases in these applicable rates increase our cost to sell our receivables and reduce the amount of cash we receive. See PART I, ITEM 3. Quantitative and Qualitative Disclosures about Market Risk for more information. Further extensions of customer payment terms would result in additional cash usage or increased costs associated with the sales of accounts receivable.
Sales of accounts receivable under these programs, and related factoring costs, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Sales of accounts receivable	$354,904	$251,538	$689,074	$536,756
Factoring costs	14,566	12,622	29,154	26,232
If receivables had not been sold, $989.1 million and $853.6 million of additional receivables would have been outstanding at June 28, 2025, and December 31, 2024, respectively, based on standard payment terms. Further extensions of customer payment terms would result in additional cash usage or increased costs associated with the sales of accounts receivable.
Credit Agreement
We have a credit agreement that consists of a $600.0 million revolving credit facility and a $500.0 million term loan. The credit agreement matures on October 4, 2027, is guaranteed by the Company’s material domestic subsidiaries, and is supported by a security interest in substantially all of the Company’s material domestic subsidiaries’ personal property and assets, subject to certain exceptions. As of June 28, 2025, there was $462.5 million in outstanding borrowings under the term loan. Also on that date, we had outstanding letters of credit for $1.1 million in aggregate. Net of outstanding borrowings and letters of credit, we had $598.9 million available under the credit facility at June 28, 2025.
Our credit agreement contains affirmative and negative covenants. As of June 28, 2025, we were not in default with respect to our credit agreement.
Refer to Note 7, “Long-Term Debt” to the Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for additional information.

Cash Flows
The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
(in thousands)	June 28, 2025	June 29, 2024
Cash provided by operating activities	$59,785	$115,329
Cash used in investing activities	(19,435)	(22,690)
Cash used in financing activities	(40,846)	(81,928)
Effect of foreign exchange on cash and cash equivalents	204	(58)
Net (decrease) increase in cash and cash equivalents	$(292)	$10,653
For the six months ended June 28, 2025, cash provided by operating activities decreased $55.5 million from the prior year period as a result of cash used to fund investments in inventory to meet customer demand and to pay for increased tariffs on imports, partially offset by higher proceeds from accounts receivable.
Investing activities used cash of $19.4 million and $22.7 million during the six months ended June 28, 2025, and June 29, 2024, respectively.
Financing activities during the six months ended June 28, 2025, included $15.3 million paid to repurchase 122,923 shares of common stock and $20.2 million to repay outstanding borrowings under our credit agreement. During the six months ended June 29, 2024, we paid $51.2 million to repurchase 581,880 shares of common stock and $29.6 million to repay outstanding borrowings under our credit agreement.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Our market risk is the potential loss arising from adverse changes in interest rates. Accounts receivable factored under our customer-sponsored accounts receivable sales programs bear interest at rates tied to Term SOFR or alternative discount rates, resulting in us incurring costs as those accounts receivable are factored. Additionally, interest expense from our variable-rate debt is impacted by reference rates.
Under the terms of our customer-sponsored programs to sell accounts receivable, a change in the reference rate would affect the amount of financing costs we incur and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in Term SOFR or the discount rates on the accounts receivable sales programs would have increased our factoring costs and reduced the amount of cash we would have received by approximately $2.8 million and $2.0 million for the three months ended June 28, 2025, and June 29, 2024, respectively, and $5.5 million and $4.3 million for the six months ended June 28, 2025, and June 29, 2024, respectively.
Under the terms of our credit agreement, a change in the reference rate or the lender’s base rate would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the reference rate or base rate would have increased our interest expense on our variable rate debt under our credit agreement by approximately $1.1 million and $1.4 million for the three months ended June 28, 2025, and June 29, 2024, respectively, and $2.3 million and $2.8 million for the six months ended June 28, 2025, and June 29, 2024, respectively.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 28, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Controls
Control systems, no matter how well-conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements resulting from error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

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
During the three months ended June 28, 2025, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 30, 2025, through April 26, 2025	29,123	$119.56	29,123	$484,700,192
April 27, 2025, through May 24, 2025	—	$—	—	$484,700,192
May 25, 2025, through June 28, 2025	—	$—	—	$484,700,192
Total	29,123		29,123	$484,700,192
(1)In October 2024, the Company’s Board of Directors authorized the purchase of up to $500 million of our common stock under a share repurchase program effective from January 1, 2025, through December 31, 2027. At June 28, 2025, $484.7 million was available for repurchase under the program.
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
Not Applicable
ITEM 5. Other Information
Director and Executive Officer Trading Arrangements
The following table describes contracts, instructions, or written plans for the purchase or sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “Rule 10b5-1 Plan”) entered into or terminated during the quarter ended June 28, 2025, by our directors and officers (as defined under Rule 16b-1(f) of the Exchange Act). There were no non-Rule

10b5-1 trading arrangements entered into or terminated by our directors and officers during the quarter ended March 29, 2025.

Name and Title of Director or Officer	Date of Adoption of Agreement[1]	Expiration Date of Agreement[2]	Aggregate Number of Securities to be Purchased or Sold
Donna M. Long SVP, Chief Information Officer	June 3, 2025	July 31, 2026	6,799[3]
1 Rule 10b5-1 Plan (the “Plan”) was effective as of June 3, 2025, and the Plan’s trading schedule was subsequently amended on June 9, 2025.
2 Plan expires upon the date shown or, if earlier, upon completion of all authorized transactions under the Plan.
3 Plan includes (i) the sale of up to 1,500 shares of the Company’s common stock and (ii) the potential exercise of vested stock options and the associated sale of up to 5,299 shares of the Company’s common stock. The actual number of shares sold may be less based on tax withholdings.
ITEM 6. Exhibits
(a)Exhibits
The Exhibits included in this report are listed in the Exhibit Index on page 28, which is incorporated herein by reference.
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
The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended June 28, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended June 28, 2025, formatted in Inline XBRL (included as Exhibit 101).
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dorman Products, Inc.
August 5, 2025

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)
August 5, 2025

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial officer)