Form 10-Q
period 2025-09-27
Dorman Products, Inc.
filed 2025-10-28
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 23, 2025, the registrant had 30,562,644 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 27, 2025

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales	$543,736	$503,773	$1,592,387	$1,475,425
Cost of goods sold	302,309	299,970	923,739	890,775
Gross profit	241,427	203,803	668,648	584,650
Selling, general, and administrative expenses	135,677	124,532	400,343	378,489
Income from operations	105,750	79,271	268,305	206,161
Interest expense, net	7,207	9,762	21,747	30,569
Other income, net	(1,385)	(1,615)	(4,290)	(1,711)
Income before income taxes	99,928	71,124	250,848	177,303
Provision for income taxes	23,508	15,871	58,214	41,812
Net income	$76,420	$55,253	$192,634	$135,491
Other comprehensive income:
Change in foreign currency translation adjustment	(996)	651	1,565	(967)
Comprehensive Income	$75,424	$55,904	$194,199	$134,524

Earnings per share:
Basic	$2.50	$1.81	$6.31	$4.39
Diluted	$2.48	$1.80	$6.26	$4.37
Weighted average shares outstanding:
Basic	30,546	30,570	30,546	30,888
Diluted	30,782	30,739	30,757	31,019
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	September 27, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$55,505	$57,137
Accounts receivable, less allowance for doubtful accounts of $1,775 and $1,619	520,594	573,787
Inventories	899,904	707,977
Prepaids and other current assets	40,986	30,859
Total current assets	1,516,989	1,369,760
Property, plant, and equipment, net	168,463	164,499
Operating lease right-of-use assets	114,599	118,499
Goodwill	443,840	442,886
Intangible assets, net	262,229	278,213
Deferred tax assets	—	5,786
Other assets	46,406	44,878
Total assets	$2,552,526	$2,424,521
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$215,088	$231,814
Accrued compensation	25,517	44,002
Accrued customer rebates and returns	198,060	204,355
Revolving credit facility	—	13,960
Current portion of long-term debt	34,375	28,125
Other accrued liabilities	43,676	41,546
Total current liabilities	516,716	563,802
Long-term debt	421,063	439,513
Long-term operating lease liabilities	99,318	105,142
Deferred tax liabilities	12,426	3,700
Other long-term liabilities	20,422	18,894
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,561,782 and 30,565,855 shares issued and outstanding in 2025 and 2024, respectively	306	306
Additional paid-in capital	129,534	119,077
Retained earnings	1,357,951	1,180,862
Accumulated other comprehensive loss	(5,210)	(6,775)
Total shareholders’ equity	1,482,581	1,293,470
Total liabilities and shareholders' equity	$2,552,526	$2,424,521
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 27, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at June 28, 2025	30,523,887	$305	$121,914	$1,281,741	$(4,214)	$1,399,746
Exercise of stock options	26,254	—	2,463	—	—	2,463
Compensation expense under incentive stock plans	—	—	4,287	—	—	4,287
Purchase and cancellation of common stock	(1,593)	—	(3)	(210)	—	(213)
Issuance of common stock under incentive stock plans, net of cancellations	14,553	—	1,065	—	—	1,065
Other stock-related activity	(1,319)	1	(192)	—	—	(191)
Change in foreign currency translation adjustment	—	—	—	—	(996)	(996)
Net income	—	—	—	76,420	—	76,420
Balance at September 27, 2025	30,561,782	$306	$129,534	$1,357,951	$(5,210)	$1,482,581

	Three Months Ended September 28, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at June 29, 2024	30,765,672	$308	$106,714	$1,098,506	$(4,208)	$1,201,320
Exercise of stock options	15,269	—	1,207	—	—	1,207
Compensation expense under incentive stock plans	—	—	3,767	—	—	3,767
Purchase and cancellation of common stock	(276,063)	(3)	(497)	(26,499)	—	(26,999)
Issuance of common stock under incentive stock plans, net of cancellations	17,177	—	—	—	—	—
Other stock-related activity	(5,296)	—	(596)	(1)	—	(597)
Change in foreign currency translation adjustment	—	—	—	—	651	651
Net income	—	—	—	55,253	—	55,253
Balance at September 28, 2024	30,516,759	$305	$110,595	$1,127,259	$(3,557)	$1,234,602

	Nine Months Ended September 27, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2024	30,565,855	$306	$119,077	$1,180,862	$(6,775)	$1,293,470
Exercise of stock options	33,615	—	3,192	—	—	3,192
Compensation expense under incentive stock plans	—	—	12,424	—	—	12,424
Purchase and cancellation of common stock	(126,586)	(1)	(228)	(15,545)	—	(15,774)
Issuance of common stock under incentive stock plans, net of cancellations	135,045	1	1,064	—	—	1,065
Other stock-related activity	(46,147)	—	(5,995)	—	—	(5,995)
Change in foreign currency translation adjustment	—	—	—	—	1,565	1,565
Net income	—	—	—	192,634	—	192,634
Balance at September 27, 2025	30,561,782	$306	$129,534	$1,357,951	$(5,210)	$1,482,581

	Nine Months Ended September 28, 2024
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2023	31,299,770	$313	$101,045	$1,069,435	$(2,590)	$1,168,203
Exercise of stock options	24,358	—	1,766	—	—	1,766
Compensation expense under incentive stock plans	—	—	10,547	—	—	10,547
Purchase and cancellation of common stock	(867,385)	(9)	(1,561)	(77,569)	—	(79,139)
Issuance of common stock under incentive stock plans, net of cancellations	83,055	1	960	—	—	961
Other stock-related activity	(23,039)	—	(2,162)	(98)	—	(2,260)
Change in foreign currency translation adjustment	—	—	—	—	(967)	(967)
Net income	—	—	—	135,491	—	135,491
Balance at September 28, 2024	30,516,759	$305	$110,595	$1,127,259	$(3,557)	$1,234,602
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024
Cash Flows from Operating Activities:
Net income	$192,634	$135,491
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41,798	43,015
Provision for doubtful accounts	374	74
Provision for deferred income taxes	14,845	694
Provision for stock-based compensation	12,424	10,547
Changes in assets and liabilities:
Accounts receivable	52,928	(44,304)
Inventories	(191,562)	(27,962)
Prepaids and other current assets	(2,389)	(4,450)
Other assets	(4,193)	(406)
Accounts payable	(16,518)	29,067
Accrued customer rebates and returns	(6,303)	3,784
Accrued compensation and other liabilities	(22,048)	14,072
Cash provided by operating activities	71,990	159,622
Cash Flows from Investing Activities:
Property, plant, and equipment additions	(29,818)	(31,245)
Cash used in investing activities	(29,818)	(31,245)
Cash Flows from Financing Activities:
Payments of revolving credit line	(13,960)	(31,000)
Payments of long-term debt	(12,500)	(9,375)
Payment of deferred acquisition consideration	—	(200)
Proceeds from exercise of stock options	3,192	1,766
Purchase and cancellation of common stock	(15,773)	(79,923)
Other stock-related activity	(4,929)	(1,301)
Cash used in financing activities	(43,970)	(120,033)
Effect of exchange rate changes on Cash and Cash Equivalents	166	(31)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,632)	8,313
Cash and Cash Equivalents, Beginning of Period	57,137	36,814
Cash and Cash Equivalents, End of Period	$55,505	$45,127
Supplemental Cash Flow Information
Cash paid for interest expense	$18,381	$26,865
Cash paid for income taxes	$54,049	$39,761
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 27, 2025, AND SEPTEMBER 28, 2024
(UNAUDITED)
1.    Basis of Presentation
As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on The Nasdaq Stock Market LLC is “DORM.”
The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission. However, they do not include all the information and footnotes required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments (comprising only normal, recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 27, 2025, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025, or any future period. We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers and the introduction of new products and product lines to customers. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
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

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Sales of accounts receivable	$341,011	$254,657	$1,030,085	$791,413
Factoring costs	14,590	11,939	43,744	38,171
3.    Inventories
Inventories include the cost of material, freight, duties, direct labor, and overhead utilized in the processing of our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	September 27, 2025	December 31, 2024
Raw materials	$34,170	$29,233
Bulk product	277,625	246,604
Finished product	575,824	421,734
Packaging materials	12,285	10,406
Total	$899,904	$707,977

4.    Goodwill and Intangible Assets
Goodwill
Goodwill included the following:

(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Consolidated
Balance at December 31, 2024	$313,704	$55,706	$73,476	$442,886
Measurement period adjustment	—	—	154	154
Foreign currency translation	—	800	—	800
Balance at September 27, 2025	$313,704	$56,506	$73,630	$443,840
Intangible Assets
Intangible assets included the following:

	September 27, 2025			December 31, 2024
Intangible assets subject to amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Customer relationships	$173,984	$49,326	$124,658	$173,430	$41,358	$132,072
Trade names	67,690	18,087	49,603	67,690	14,999	52,691
Product portfolio	107,800	21,544	86,256	107,800	16,522	91,278
Technology	2,167	1,504	663	2,167	1,318	849
Patents and other	2,350	1,301	1,049	2,350	1,027	1,323
Total	$353,991	$91,762	$262,229	$353,437	$75,224	$278,213
Amortization expense was $5.4 million and $6.3 million during the three months ended September 27, 2025, and September 28, 2024, respectively, and $16.4 million and $17.4 million during the nine months ended September 27, 2025, and September 28, 2024, respectively.
5.    Debt
As of September 27, 2025, and December 31, 2024, the interest rate on the outstanding borrowings under our credit facility was 5.67% and 5.71%, respectively.

6.    Segment and Geographic Information
Segment results are as follows:

	For the Three Months ended September 27, 2025
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$430,316	$63,025	$50,395	$543,736
Cost of goods sold	229,612	47,004	25,693	302,309
Factoring expense	14,590	—	—	14,590
Other segment expenses	83,953	13,166	18,240	115,359
Segment income from operations	$102,161	$2,855	$6,462	$111,478

	For the Three Months ended September 28, 2024
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$393,577	$59,615	$50,581	$503,773
Cost of goods sold	231,938	43,562	24,469	299,969
Factoring expense	11,939	—	—	11,939
Other segment expenses	75,068	13,393	17,488	105,949
Segment income from operations	$74,632	$2,660	$8,624	$85,916

	For the Nine Months ended September 27, 2025
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$1,263,500	$176,765	$152,122	$1,592,387
Cost of goods sold	714,750	132,186	76,803	923,739
Factoring expense	43,744	—	—	43,744
Other segment expenses	243,051	41,365	54,598	339,014
Segment income from operations	$261,955	$3,214	$20,721	$285,890

	For the Nine Months ended September 28, 2024
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$1,138,228	$178,613	$158,584	$1,475,425
Cost of goods sold	679,051	133,315	78,398	890,764
Factoring expense	38,171	—	—	38,171
Other segment expenses	222,667	39,908	54,363	316,938
Segment income from operations	$198,339	$5,390	$25,823	$229,552

A reconciliation of segment income from operations to consolidated income before income taxes is as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Segment income from operations	$111,478	$85,916	$285,890	$229,552
Acquisition-related intangible assets amortization	(5,442)	(6,173)	(16,319)	(17,138)
Acquisition-related transaction and other costs	(286)	(396)	(1,119)	(1,327)
Pretax reduction in workforce costs	—	(76)	(147)	(4,926)
Interest expense, net	(7,207)	(9,762)	(21,747)	(30,569)
Other income, net	1,385	1,615	4,290	1,711
Consolidated income before income taxes	$99,928	$71,124	$250,848	$177,303
The following table presents our net sales by geographic region:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net sales to U.S. customers	$502,525	$464,132	$1,469,138	$1,355,501
Net sales to non-U.S. customers	41,211	39,641	123,249	119,924
Total	$543,736	$503,773	$1,592,387	$1,475,425
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
8.    Stock-Based Compensation
Restricted Stock Units (“RSUs”) and Restricted Stock Awards (“RSAs”)
We grant RSUs, and prior to January 2020 we granted RSAs, to participants in our equity plans. Performance-based RSUs granted in the nine months ended September 27, 2025, included certain grants that vest based on our total shareholder return ranking relative to the Nasdaq US Benchmark Auto Parts Index over a three-year performance period (market condition), and other grants that vest based upon achievement of return on invested capital targets over a three-year performance period (performance condition).
Compensation cost related to RSU and RSA grants was $3.8 million and $3.4 million for the three months ended September 27, 2025, and September 28, 2024, respectively, and $11.3 million and $9.1 million for the nine months ended September 27, 2025, and September 28, 2024, respectively, and was included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.

The following table summarizes our RSU and RSA activity for the nine months ended September 27, 2025:

	Shares	Weighted Average Fair Value
Balance at December 31, 2024	340,578	$97.84
Granted	155,518	$138.59
Vested	(124,829)	$97.18
Canceled	(24,616)	$119.97
Balance at September 27, 2025	346,651	$115.60
As of September 27, 2025, there was $24.9 million of unrecognized compensation cost related to unvested RSU grants that is expected to be recognized over a weighted average period of 2.0 years.
Stock Options
From time to time, we grant stock options to participants in our equity plans. Compensation cost related to stock option grants was $0.3 million and $0.3 million for the three months ended September 27, 2025, and September 28, 2024, respectively, and $0.9 million and $1.1 million for the nine months ended September 27, 2025, and September 28, 2024, respectively, and is included as selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following table summarizes our stock option activity for the nine months ended September 27, 2025:

	Shares	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2024	234,289	$89.44
Canceled	(3,352)	$90.83
Exercised	(33,615)	$94.96
Balance at September 27, 2025	197,322	$88.47	3.8	$13,187
Exercisable at September 27, 2025	147,838	$86.87	3.4	$10,116
As of September 27, 2025, there was $1.1 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plan ("ESPP")
During the three and nine months ended September 27, 2025, we issued 10,216 shares under the ESPP. During the nine months ended September 28, 2024, we issued 13,555 shares under the ESPP.
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
For the three months ended September 27, 2025, and September 28, 2024, there were approximately 20,000 shares and 214,000 shares, respectively, and for the nine months ended

September 27, 2025, and September 28, 2024, there were approximately 62,000 shares and 253,000 shares, respectively, that were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.
The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Numerator:
Net income	$76,420	$55,253	$192,634	$135,491
Denominator:
Weighted average basic shares outstanding	30,546	30,570	30,546	30,888
Effect of stock-based compensation awards	236	169	211	131
Weighted average diluted shares outstanding	30,782	30,739	30,757	31,019
Earnings Per Share:
Basic	$2.50	$1.81	$6.31	$4.39
Diluted	$2.48	$1.80	$6.26	$4.37
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

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Shares repurchased and canceled	1,593	2,410	3,663	11,414
Total cost of shares repurchased and canceled (in thousands)	$212	$262	$473	$1,048
Average price per share	$133.24	$108.70	$129.19	$91.85
Separately, we repurchase shares under share repurchase programs authorized by our Board of Directors. Share repurchases may be made from time to time depending on market conditions, share price, share availability, and other factors at the Company’s discretion. The Company is not obligated to acquire a specific number of shares under the programs.
The following table summarizes the repurchase and cancellation of common stock in the three and nine months ended September 27, 2025, and September 28, 2024:

	Three Months Ended		Nine Months Ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Shares repurchased and canceled	—	273,653	122,923	855,971
Total cost of shares repurchased and canceled (in thousands)	$—	$26,737	$15,300	$78,091
Average price per share	$—	$97.70	$124.47	$91.23
At September 27, 2025, $484.7 million was available for repurchase under the program in effect.

11.    Income Taxes
At September 27, 2025, we had $10.5 million of net unrecognized tax benefits, $9.0 million of which would lower our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties related to unrecognized tax benefits recorded within tax expense were not material for the nine months ended September 27, 2025. At September 27, 2025, accrued interest and penalties related to unrecognized tax benefits were $4.1 million.
We file income tax returns in the United States, Canada, China, India, and Mexico. The statute of limitations for tax years before 2021 is closed for U.S. federal income tax purposes. The statute of limitations for tax years before 2017 is closed for the states in which we filed. The statute of limitations for tax years before 2022 is closed for income tax purposes in Canada and China. The statute of limitations for tax years before 2021 is closed for income tax purposes in India. The statute of limitations for tax years before 2020 is closed for income tax purposes in Mexico.
House Resolution 1, commonly referred to as the One Big Beautiful Bill Act, was enacted into law on July 4, 2025. The tax regulations included in the Act did not have a material impact on the Company’s effective tax rate for the periods presented, and the Company does not expect the Act to have a material impact on its effective tax rate for 2025. The Company is currently evaluating the impact that the tax regulations may have on its financial statements in future years.
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
New Product Development
New product development is a key success factor for us and has been a significant contributor to our growth. We have made incremental investments to increase our new product development efforts to grow our business and strengthen our relationships with our customers. The investments have primarily been in the form of increased product development resources, additional customer and end-user awareness programs, and customer service improvements. These investments have enabled us to provide an expanding array of new product offerings and grow revenues at levels that generally have exceeded market growth rates.
In the nine months ended September 27, 2025, we introduced 4,357 new distinct parts to our customers and end-users, including 1,199 “New-to-the-Aftermarket” parts. We introduced 5,335 new distinct parts to our customers and end-users in the fiscal year ended December 31, 2024, including 1,659 “New-to-the-Aftermarket” parts.
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
Within the specialty vehicle sector, we focus on providing performance parts and accessories and nondiscretionary repair parts for UTVs and ATVs. We are dedicated to developing better and more innovative materials that will be compatible across a wide variety of makes and models to maintain as well as to enhance both the performance and appearance of customers’ vehicles.
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
Miles Driven
The number of miles driven is another important statistic that impacts our business. Generally, as vehicles are driven more miles, the more likely it is that parts will fail and there will be increased demand for replacement parts, including our parts. According to the U.S. Department of Transportation, the number of miles driven through October 2024 increased 1.0% year over year in the light-duty sector. However, global gasoline prices remained high during 2024 and, if high prices persist, they may negatively impact miles driven as consumers reduce travel or seek alternative methods of transportation.
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
Foreign Currency
Many of our products and related raw materials and components are sourced from suppliers in various non-U.S. countries. The products are generally sourced through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. dollar and various foreign currencies between the time of execution of the purchase order and payment for the product.
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
Impact of Labor Market and Inflationary Costs
We experienced broad-based inflationary impacts during the year ended December 31, 2023, due primarily to global transportation and logistics constraints, which resulted in significantly higher transportation costs, tariffs and material costs, and wage inflation from an increasingly competitive labor market. Certain of these increased costs in the second half of 2023 impacted our results of operations in the first half of 2024. Higher labor costs and material inflation resulting from geopolitical events, rising interest rates, disruptions to supply chain and logistics networks, and the trade policies of the U.S. or the countries where we source or sell our products may negatively impact our future results. We attempt to offset inflationary pressures with cost-saving initiatives, price increases to customers, and the use of alternative suppliers. There can be no assurance that we will be successful in implementing such cost-saving initiatives, pricing increases, or supplier diversification in the future to offset increased inflationary costs.
Impact of Interest Rates
Our business is subject to interest rate risk under the terms of our customer accounts receivable sales programs, as a change in the Term Secured Overnight Financing Rate (“Term SOFR”) or

alternative discount rate affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our credit facility bear interest at variable rates tied to Term SOFR or the applicable base rate. Under the terms of the credit facility, a change in interest rates affects the rate at which we can borrow funds thereunder and impacts the interest cost on existing borrowings. Interest rates may remain steady at their current levels for prolonged periods or may increase in the future, resulting in increased costs associated with our accounts receivable sales programs and outstanding borrowings. Interest rates remained elevated throughout much of 2024, but began to decline starting in the second half of that year. Interest rates remained relatively stable throughout the first quarter of 2025, but declined subsequently.
Impact of Tariffs
We source the majority of our raw materials and parts from suppliers in various non-U.S. countries. In 2024, approximately 72% of our products were sourced from suppliers in various non-U.S. countries, with approximately 45% of our products sourced from third-party suppliers in China. The current U.S. administration recently implemented new tariffs, announced additional tariffs that are expected to take effect in the coming months, and indicated that further tariff changes are possible depending on the outcome of trade negotiations with other countries. We expect these actions and any reactionary tariff adjustments made by other countries will impact our business and contribute to inflationary cost increases. We have taken actions designed to mitigate the potential impacts of these tariffs, including, but not limited to, diversifying our supply chain and negotiating cost concessions from our suppliers where possible.
In addition, starting in the third quarter of 2025, we implemented pass-through price increases to offset the dollar impact of certain new tariff costs. We have started to experience a temporary increase in gross and operating margin percentages in 2025 due to the price increases taking effect before the increased cost of inventory, reflecting higher tariffs, is recognized as an expense in our statement of operations. We expect margins to decrease as we start to recognize these higher tariff costs in our Statement of Operations and Comprehensive Income in the fourth quarter of 2025. Absent any changes in trade regulations, we anticipate inflationary cost increases due to these tariffs, as well as any resulting impact on macroeconomic conditions and our business, to continue throughout the remainder of 2025.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended*				Nine Months Ended*
(in thousands, except percentage data)	September 27, 2025		September 28, 2024		September 27, 2025		September 28, 2024
Net sales	$543,736	100.0%	$503,773	100.0%	$1,592,387	100.0%	$1,475,425	100.0%
Cost of goods sold	302,309	55.6%	299,970	59.5%	923,739	58.0%	890,775	60.4%
Gross profit	241,427	44.4%	203,803	40.5%	668,648	42.0%	584,650	39.6%
Selling, general, and administrative expenses	135,677	25.0%	124,532	24.7%	400,343	25.1%	378,489	25.7%
Income from operations	105,750	19.4%	79,271	15.7%	268,305	16.8%	206,161	14.0%
Interest expense, net	7,207	1.3%	9,762	1.9%	21,747	1.4%	30,569	2.1%
Other income, net	(1,385)	(0.3)%	(1,615)	(0.3)%	(4,290)	(0.3)%	(1,711)	(0.1)%
Income before income taxes	99,928	18.4%	71,124	14.1%	250,848	15.8%	177,303	12.0%
Provision for income taxes	23,508	4.3%	15,871	3.2%	58,214	3.7%	41,812	2.8%
Net income	$76,420	14.1%	$55,253	11.0%	$192,634	12.1%	$135,491	9.2%
*Percentage of sales information may not add due to rounding
Three Months Ended September 27, 2025, Compared to Three Months Ended September 28, 2024
Net sales increased $40.0 million, or 7.9%, for the three months ended September 27, 2025, compared to the prior year period, primarily driven by tariff-related pricing actions in our Light Duty and Heavy Duty segments, and new business wins in our Heavy Duty segment.
Gross profit as a percentage of net sales increased 390 basis points compared to the prior year period, primarily due to the sales growth noted above resulting from pricing actions enacted on inventory purchased before higher tariffs took effect earlier this year. Gross margin also benefited from a favorable mix from higher sales of new products and supplier diversification.
Selling, general, and administrative expenses (“SG&A”) increased 30 basis points as a percentage of net sales, for the three months ended September 27, 2025, compared to the prior year period, due to higher factoring costs and additional investments made, partially offset by favorable leverage from higher sales.
Interest expense, net, decreased $2.6 million for the three months ended September 27, 2025, compared to the prior year period. The decrease was driven by lower outstanding principal on our revolving credit facility and term loan, resulting from repayments over the last several quarters, as well as lower average Term SOFR rates during the current year period.
Our effective tax rate of 23.5% for the three months ended September 27, 2025 was higher than our effective tax rate of 22.3% for the three months ended September 28, 2024 because the three months ended September 28, 2024 benefited from favorable discrete items.
Nine Months Ended September 27, 2025, Compared to Nine Months Ended September 28, 2024
Net sales increased $117.0 million, or 7.9%, for the nine months ended September 27, 2025, compared to the prior year period, driven by increased customer demand and sales of new products and tariff-related pricing actions in our Light Duty and Heavy Duty segments, partially offset by reduced demand impacted by soft market conditions in the heavy duty and specialty vehicle sectors.

Gross profit as a percentage of net sales increased 240 basis points for the nine months ended September 27, 2025, compared to the prior year period, primarily due to the sales growth noted above and favorable mix from higher sales of new products, as well as supplier diversification, productivity, and automation initiatives, that delivered cost savings.
Selling, general, and administrative expenses (“SG&A”) decreased 60 basis points as a percentage of net sales, for the nine months ended September 27, 2025, compared to the prior year period, due to favorable leverage on higher net sales that more than offset additional investments made in the current year period.
Interest expense, net, decreased $8.8 million for the nine months ended September 27, 2025, compared to the prior year period. The decrease was driven by lower outstanding principal on our revolving credit facility and term loan resulting from repayments over the last several quarters, as well as lower average Term SOFR rates during the current year period.
Our effective tax rate of 23.2% for the nine months ended September 27, 2025 was lower than our effective tax rate of 23.6% for the nine months ended September 28, 2024 due to tax deductions related to the vesting of restricted stock units in the current year period.
Segment Operating Results
Segment operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Net Sales:
Light Duty	$430,316	$393,577	$1,263,500	$1,138,228
Heavy Duty	63,025	59,615	176,765	178,613
Specialty Vehicle	50,395	50,581	152,122	158,584
Total	$543,736	$503,773	$1,592,387	$1,475,425

Segment Income From Operations
Light Duty	$102,161	$74,632	$261,955	$198,339
Heavy Duty	2,855	2,660	3,214	5,390
Specialty Vehicle	6,462	8,624	20,721	25,823
Total	$111,478	$85,916	$285,890	$229,552
Three Months Ended September 27, 2025, Compared to Three Months Ended September 28, 2024
Light Duty
Light Duty net sales increased $36.7 million, or 9.3%, for the three months ended September 27, 2025, compared to the prior year period, primarily due to tariff-related pricing actions.
Light Duty segment income from operations as a percentage of net sales increased to 23.7% for the three months ended September 27, 2025, from 19.0% for the three months ended September 28, 2024. This increase was primarily driven by the sales growth noted above from pricing actions enacted on inventory purchased before higher tariffs went into effect earlier this year and supplier diversification initiatives.

Heavy Duty
Heavy Duty net sales increased $3.4 million, or 5.7%, for the three months ended September 27, 2025, compared to the prior year period. The increase in net sales primarily reflects tariff-related pricing actions and new business wins.
Heavy Duty segment income as a percentage of net sales remained stable at 4.5% for the three months ended September 27, 2025, and September 28, 2024, as the benefit of higher net sales was offset by lower manufacturing productivity.
Specialty Vehicle
Specialty Vehicle net sales decreased slightly, for the three months ended September 27, 2025, compared to the prior year period, primarily due to reduced customer demand.
Specialty Vehicle segment income as a percentage of net sales decreased to 12.8% for the three months ended September 27, 2025, from 17.0% for the three months ended September 28, 2024. This decrease was primarily driven by lower manufacturing productivity in the first quarter of 2025, as we proactively reduced production in our Chinese manufacturing facility following our ramp up of production in the fourth quarter of 2024 in advance of tariff increases.
Nine Months Ended September 27, 2025, Compared to Nine Months Ended September 28, 2024
Light Duty
Light Duty net sales increased $125.3 million, or 11.0%, for the nine months ended September 27, 2025, compared to the prior year period, primarily due to increased customer demand and sales of new products, as well as tariff-related pricing actions.
Light Duty segment income from operations as a percentage of net sales increased to 20.7% for the nine months ended September 27, 2025, from 17.4% for the nine months ended September 28, 2024. This increase was primarily driven by the sales growth noted above from pricing actions enacted on inventory purchased before higher tariffs went into effect earlier this year, favorable mix from higher new product sales, operational excellence initiatives delivering cost savings, and favorable leverage on higher net sales.
Heavy Duty
Heavy Duty net sales decreased $1.8 million, or 1.0%, for the nine months ended September 27, 2025, compared to the prior year period. The decrease in net sales primarily reflects reduced customer demand from continued market pressures in freight transportation and the trucking aftermarket, partially offset by tariff-related pricing actions and new business wins.
Heavy Duty segment income as a percentage of net sales decreased to 1.8% for the nine months ended September 27, 2025, from 3.0% for the nine months ended September 28, 2024. This decrease was primarily driven by the deleverage of fixed costs on lower net sales volumes, lower manufacturing productivity, and the impact of investments we made as part of initiatives to grow sales and improve margins on a long-term basis.
Specialty Vehicle
Specialty Vehicle net sales decreased $6.5 million, or 4.1%, for the nine months ended September 27, 2025, compared to the prior year period, primarily due to reduced customer demand.
Specialty Vehicle segment income as a percentage of net sales decreased to 13.6% for the nine months ended September 27, 2025, from 16.3% for the nine months ended September 28, 2024. This decrease was primarily driven by the deleverage of fixed costs on lower net sales volumes and lower manufacturing productivity.
Liquidity and Capital Resources
Historically, our primary source of liquidity has been the cash flow generated from our operations, including flexibility provided by accounts receivable sales programs facilitated through certain customers. Key components of our liquidity and capital resources were as follows:

(in thousands)	September 27, 2025	December 31, 2024
Cash and cash equivalents	$55,505	$57,137
Working Capital	$1,000,273	$805,958
Shareholders' equity	$1,482,581	$1,293,470
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
Payment Terms and Accounts Receivable Sales Programs
We have extended payment terms in place with certain of our customers. These extended terms have resulted in increased accounts receivable levels and significant cash usage. Where available and when we deem appropriate, we participate in accounts receivable sales programs with several customers that enable us to sell our accounts receivable to financial institutions to offset the negative cash flow impact of these payment term extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash upfront than if we collected those accounts receivable ourselves in due course, resulting in accounts receivable factoring costs. Moreover, since these accounts receivable sales programs bear interest at rates tied to the Term SOFR or other reference rates, increases in these applicable rates increase our cost to sell our receivables and reduce the amount of cash we receive. See PART I, ITEM 3. Quantitative and Qualitative Disclosures about Market Risk for more information. Further extensions of customer payment terms would result in additional cash usage or increased costs associated with the sales of accounts receivable.
Sales of accounts receivable under these programs, and related factoring costs, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Sales of accounts receivable	$341,011	$254,657	$1,030,085	$791,413
Factoring costs	14,590	11,939	43,744	38,171

If receivables had not been sold, $1,028.5 million and $853.6 million of additional receivables would have been outstanding at September 27, 2025, and December 31, 2024, respectively, based on standard payment terms. Further extensions of customer payment terms would result in additional cash usage or increased costs associated with the sales of accounts receivable.
Credit Agreement
We have a credit agreement that consists of a $600.0 million revolving credit facility and a $500.0 million term loan. The credit agreement matures on October 4, 2027, is guaranteed by the Company’s material domestic subsidiaries, and is supported by a security interest in substantially all of the Company’s material domestic subsidiaries’ personal property and assets, subject to certain exceptions. As of September 27, 2025, there was $456.3 million in outstanding borrowings under the term loan. Also on that date, we had outstanding letters of credit for $1.1 million in aggregate. Net of outstanding borrowings and letters of credit, we had $598.9 million available under the credit facility at September 27, 2025.
Our credit agreement contains affirmative and negative covenants. As of September 27, 2025, we were not in default with respect to our credit agreement.
Refer to Note 7, “Long-Term Debt” to the Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, for additional information.
Cash Flows
The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands)	September 27, 2025	September 28, 2024
Cash provided by operating activities	$71,990	$159,622
Cash used in investing activities	(29,818)	(31,245)
Cash used in financing activities	(43,970)	(120,033)
Effect of foreign exchange on cash and cash equivalents	166	(31)
Net (decrease) increase in cash and cash equivalents	$(1,632)	$8,313
For the nine months ended September 27, 2025, cash provided by operating activities decreased $87.6 million from the prior year period as a result of cash used to fund investments in inventory to meet customer demand and increased tariffs on imports, partially offset by higher proceeds from accounts receivable.
Investing activities used cash of $29.8 million and $31.2 million during the nine months ended September 27, 2025, and September 28, 2024, respectively, reflecting timing of spending on capital investments.
Financing activities during the nine months ended September 27, 2025, included $15.3 million paid to repurchase 122,923 shares of common stock and $26.5 million to repay outstanding borrowings under our credit agreement. During the nine months ended September 28, 2024, we paid $78.1 million to repurchase 855,971 shares of common stock, and repaid $40.4 million of outstanding borrowings under our credit agreement.
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
Under the terms of our customer-sponsored programs to sell accounts receivable, a change in the reference rate would affect the amount of financing costs we incur and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in Term SOFR or the discount rates on the accounts receivable sales programs would have increased our factoring costs and reduced the amount of cash we would have received by approximately $2.8 million and $2.0 million for the three months ended September 27, 2025, and September 28, 2024, respectively, and $8.3 million and $6.3 million for the nine months ended September 27, 2025, and September 28, 2024, respectively.
Under the terms of our credit agreement, a change in the reference rate or the lender’s base rate would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the reference rate or base rate would have increased our interest expense on our variable rate debt under our credit agreement by approximately $1.1 million and $1.4 million for the three months ended September 27, 2025, and September 28, 2024, respectively, and $3.4 million and $4.2 million for the nine months ended September 27, 2025, and September 28, 2024, respectively.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 27, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended September 27, 2025, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
June 29, 2025, through July 26, 2025 (1)	822	$127.31	—	$484,700,192
July 27, 2025, through August 23, 2025 (2)	771	$139.57	—	$484,700,192
August 24, 2025, through September 27, 2025	—	$—	—	$484,700,192
Total	1,593		—	$484,700,192
(1)Shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 10, "Common Stock Repurchases," to the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q, the "401(k) Plan").
(2)Shares purchased from the 401(k) Plan.
(3)In October 2024, the Company’s Board of Directors authorized the purchase of up to $500 million of our common stock under a share repurchase program effective from January 1, 2025, through December 31, 2027. At September 27, 2025, $484.7 million was available for repurchase under the program.
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
Not Applicable

ITEM 5. Other Information
Director and Executive Officer Trading Arrangements
Entry into Rule 10b5-1 Trading Plans. The following table describes contracts, instructions, or written plans for the purchase or sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “Rule 10b5-1 Plan”) entered into during the quarter ended September 27, 2025, by our directors and officers (as defined under Rule 16b-1(f) of the Exchange Act).

Name and Title of Director or Officer	Date of Adoption of Agreement	Expiration Date of Agreement[1]	Aggregate Number of Securities to be Purchased or Sold
Donna M. Long SVP, Chief Information Officer	August 20, 2025	August 21, 2026	6,953[2]
Kevin Olsen President, Chief Executive Officer and Director	September 3, 2025	November 30, 2026	31,000[3]
Steven L. Berman Non-Executive Chairman of the Board	September 11, 2025	December 14, 2026	195,501[4]
Joseph P. Braun SVP, General Counsel and Secretary	September 11, 2025	September 1, 2026	7,000[5]
Scott D. Leff SVP, Chief Human Resources Officer	September 12, 2025	September 1, 2026	5,953[6]
1 Each Rule 10b5-1 expires upon the date shown or, if earlier, upon completion of all authorized transactions under such Plan.
2 Plan includes (i) the sale of $300,000 of common stock on certain prescribed dates, with the exact number of shares to be sold pursuant to the plan to be based upon the prior day’s closing price (with the total dollar proceeds received from such order potentially being higher or lower than expected if the market price rises above or below the price used to calculate the number of shares to be sold), (ii) the sale of up to 1,500 shares of the Company’s common stock currently held by Ms. Long, and (iii) the potential exercise of vested stock options and the associated sale of up to 5,453 shares of the Company’s common stock. The actual number of shares sold may be less based on tax withholdings.
3 Plan includes the sale of up to 31,000 shares of the Company’s common stock currently held by Mr. Olsen.
4 Plan covers (i) 70,000 shares of the Company’s common stock owned directly by Mr. Berman, and (ii) 125,501 shares of the Company’s common stock owned (a) by certain family trusts for which Mr. Berman serves as co-trustee, and (b) by certain family trusts for the benefit of Mr. Berman’s children.
5 Plan includes the sale of up to 7,000 shares of the Company’s common stock currently held by Mr. Braun.
6 Plan includes the sale of up to 5,953 shares of the Company’s common stock currently held by Mr. Leff.
Termination of Rule 10b5-1 Trading Plans. On August 20, 2025, Donna Long, the Company’s SVP, Chief Information Officer, terminated a 10b5-1 Plan dated June 9, 2025 (the “June 2025 Long 10b5-1 Plan”). The June 2025 Long 10b5-1 Plan provided for (i) the sale of $300,000 of common stock on certain prescribed dates, with the exact number of shares to be sold pursuant to the plan to be based upon the prior day’s closing price (with the total dollar proceeds received from such order potentially being higher or lower than expected if the market price rises above or below the price used to calculate the number of shares to be sold), (ii) the sale of up to 1,500 shares of the Company’s common stock, and (iii) the potential exercise of vested stock options and the associated sale of up to 5,299 shares of the Company’s common stock. As of the date of termination, no shares of common stock had been sold pursuant to the terms of the June 2025 Long 10b5-1 Plan.
No other director or officer terminated a Rule 10b5-1 Plan during the quarter ended September 27, 2025.
Non-Rule 10b5-1 Trading Plans. There were no non-Rule 10b5-1 trading arrangements entered into or terminated by our directors and officers during the quarter ended September 27, 2025.
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
The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended September 27, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended September 27, 2025, formatted in Inline XBRL (included as Exhibit 101).
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dorman Products, Inc.
October 28, 2025

/s/ Kevin M. Olsen
Kevin M. Olsen
President, Chief Executive Officer
(principal executive officer)
October 28, 2025

/s/ David M. Hession
David M. Hession
Senior Vice President and
Chief Financial Officer
(principal financial officer)