Form 10-K
period 2025-12-31
Dorman Products, Inc.
filed 2026-02-27
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________
FORM 10-K
____________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2025, was $2,330,749,619.
As of February 24, 2026, the registrant had 30,183,260 shares of common stock, $0.01 par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant's definitive proxy statement, in connection with its 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2025, are incorporated by reference into PART III of this Annual Report on Form 10-K.

DORMAN PRODUCTS, INC.
INDEX TO ANNUAL REPORT ON FORM 10-K
December 31, 2025

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
Cautionary Statement on Forward-Looking Information
Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements related to net sales, diluted earnings per share, gross profit, gross margin, selling, general, and administrative expenses, income tax expense, income before income taxes, net income, segment income from operations, cash and cash equivalents, indebtedness, liquidity, the Company’s share repurchase program, the Company’s outlook, the Company’s growth opportunities and future business prospects, operational costs and productivity initiatives, inflation, interest rates, tariffs, supplier diversification, price increases, long-term value, acquisitions and acquisition opportunities, investments, cost offsets, quarterly fluctuations, new product development, customer concessions, and fluctuations in foreign currency. Words such as “may,” “believe,” “demonstrate,” “expect,” “estimate,” “forecast,” “project,” “plan,” “anticipate,” “intend,” “should,” “will,” and “likely” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statements are not forward-looking. In addition, statements that are not historical should also be considered forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statement was made. Such forward-looking statements are based on current expectations that involve known and unknown risks, uncertainties, and other factors (many of which are outside of our control) which may cause actual events to be materially different from those expressed or implied by such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. For information concerning factors that could cause actual results to differ materially from the information contained in this report, reference is made to the information in ITEM 1A, “Risk Factors.” The Company is under no obligation to (and expressly disclaims any such obligation to) update any of the information in this report if any forward-looking statement later turns out to be inaccurate, whether as a result of new information, future events, or otherwise, except as may be required by applicable law.

PART I
ITEM 1. Business.
General
We are one of the leading suppliers of replacement and upgrade parts in the motor vehicle aftermarket industry, serving passenger cars, light-, medium-, and heavy-duty trucks, as well as specialty vehicles, including utility terrain vehicles ("UTVs") and all-terrain vehicles ("ATVs"). As of December 31, 2025, we marketed approximately 144,000 distinct parts compared to approximately 138,000 as of December 31, 2024, many of which we designed and engineered. This number excludes private-label stock keeping units and other variations in how we market, package, and distribute our products, includes distinct parts of acquired companies, and reflects distinct parts that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private-label brands, or in bulk. We are one of the leading aftermarket suppliers of parts that were traditionally available to professional installers and consumers only from original equipment manufacturers ("OEMs") or salvage yards. These parts include, among others, leaf springs, intake manifolds, exhaust manifolds, oil filters and coolers, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation ("EGR") coolers, driveshafts, UTV windshields, and complex electronics modules. For 2025, approximately 76% of our products were sold under brands we own, and the remainder of our products were sold for resale under customers' private labels, other brands, or in bulk. We generate most of our net sales from customers in North America, primarily in the United States. Our products are sold primarily through aftermarket retailers, including their online platforms; dealers; and national, regional, and local wholesale distributors and specialty markets. We also distribute aftermarket parts outside the United States, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East, and Australia.
The Motor Vehicle Aftermarket Industry
We sell our parts in three different sectors of the motor vehicle aftermarket industry: light-duty, heavy-duty, and powersports (i.e., specialty vehicles). Combined, we estimate that these three sectors had a total addressable market of over $165 billion in 2025, based on information we derived from the 2026 Auto Care Association Factbook and other industry data.
Spending in the motor vehicle aftermarket sector generally can be grouped into three categories: discretionary, maintenance, and repair. Discretionary, such as upgrade accessories and performance, tends to align with consumer discretionary spending. Maintenance is composed of products and services, such as oil and oil changes, and tends to be less correlated with discretionary spending. Repair consists mainly of replacement parts that fail over time. While some repair work may be influenced by factors such as extreme weather in the summer or winter months, this work tends to be less cyclical as it is largely comprised of parts necessary for a vehicle to function properly or safely. The majority of our net sales are from products in the repair category.
Light-Duty Vehicle Sector
Most of our products are designed for light-duty vehicles, which are passenger cars and light-duty trucks. Two distinct groups of end-users buy replacement and upgrade vehicle parts for this sector: (i) individual consumers, who purchase parts to perform "do-it-yourself" repairs and upgrades on their own vehicles; and (ii) professional installers. Professional installers include: (i) individual vehicle repair shops, representing approximately 70% of the total aftermarket vehicle repair industry according to the Motor & Equipment Manufacturers Association, which generally service a variety of OEMs' vehicle makes and models and sell and install non-OEMs' aftermarket parts; and (ii) dealership service departments, which generally only service specific brands of OEMs' vehicles and sell and install those same OEMs' brand aftermarket parts. Individual consumers are typically supplied through retailers and the retail arms of warehouse distributors. Vehicle repair shops generally purchase parts through local independent parts wholesalers and national parts distributors. Automobile dealership service departments generally obtain parts through the distribution systems of vehicle manufacturers and specialized national and regional parts distributors.
The increasing complexity and the number of different makes and models of light-duty vehicles have resulted in a significant increase in the number of products required to service domestic and foreign automotive fleets. The requirement to include more products in inventory and the significant consolidation among distributors of automotive replacement parts have, in turn, resulted in larger distributors. See ITEM 1A, “Risk

Factors – Risks Related to Our Business – Our Industry, Operations and Competition” for information regarding the potential impacts of consolidation on our business.
Retailers and others who purchase light-duty aftermarket parts for resale often are constrained to a finite amount of space in which to display and stock products. Thus, the reputation for quality, customer service, and line profitability that a supplier provides are typically significant factors in a retailer’s or other reseller’s decision as to which product lines to carry in the limited space available. Further, because of the efficiencies achieved through the ability to order all or part of a complete line of products from one supplier (with possible volume discounts), as opposed to satisfying the same requirements through a variety of different sources, retailers and other resellers of light-duty aftermarket parts may seek to purchase products from fewer but stronger suppliers.
Heavy-Duty Vehicle Sector
The heavy-duty vehicle sector is focused on medium- and heavy-duty vehicles. The largest purchasers of aftermarket parts for this sector are independent distributors, including organizations associated with large buying groups and other distributors, as well as independent component specialists and rebuilders, and auto parts stores. The service work performed on medium- and heavy-duty vehicles is generally completed by end-user businesses that utilize these vehicles in their operations, fleets, and independent garages and distributors, who buy parts from the purchasers above or, in some instances, directly from suppliers like us. The majority of our sales in the heavy-duty vehicle sector are replacement parts.
Specialty Vehicle Sector
The specialty vehicle sector generally consists of parts for powersport vehicles, such as UTVs and ATVs, for both functional and upgrade accessories as well as replacement parts. Functional and upgrade accessories include parts such as engine performance upgrades, lighting and electronics, storage and cargo, tires and wheels, cabs, roofs and windshields, and other cosmetic parts. Nondiscretionary repair parts consist of brake systems, engine systems, electronics, frame and body parts, and driveline and transmission parts, and are critical given the significant wear and tear often placed on those parts during normal use. Given the critical nature of repair parts to ensure a vehicle functions properly, purchases of those parts are generally nondiscretionary purchases. Currently, approximately half of our sales of specialty vehicle parts constitute nondiscretionary repair parts.
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
DORMAN® OE FIX™ – Dorman products that are designed to be better repair solutions than the OEMs' alternative. These parts are made to help save the service technician time and money, and to increase reliability and serviceability.
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
Product Development
We are committed to product development and innovation with a customer-first approach, keeping owners and installers in mind. Our engineers and designers focus on solutions designed to help save repair technicians time, save vehicle owners money, and provide sought-after vehicle enhancements and differentiation.
We have dedicated teams devoted solely to ideation and innovation in support of our objective to develop new products, many of which are first to the aftermarket. Our teams of researchers, field analysts, and product specialists visit repair shop technicians and spend time with customers to listen to and understand their repair challenges and vehicle needs.
We categorize our product development opportunities across three different spectrums: (1) alternative parts – direct aftermarket replacements for factory parts, (2) upgraded parts (including our "OE FIX" line) – parts with enhanced design, functionality, or features based on identifying what made original parts problematic and developing new solutions that address the original failure modes, and (3) new parts – identifying parts that are not available from the OEMs or in the aftermarket that can enhance vehicle performance and user experience. Some of these opportunities are new to the aftermarket, while others continue to expand our current portfolio offering. The following table represents the number of distinct parts we introduced for each of the last three years:

	Year Ended December 31,
	2025	2024	2023
New to the aftermarket	1,608	1,659	1,791
Line extensions	3,952	3,676	4,315
Total distinct parts introduced	5,560	5,335	6,106
In 2025, we introduced a range of innovative, first-to-the-aftermarket repair solutions for the light-duty vehicle sector, designed to fit a wide variety of vehicles. Our product launches included “OE FIX” solutions such as exhaust manifolds, metal heater hose connectors, and aluminum oil filter housings for additional makes and models of vehicles. We also expanded our investment in our emerging technology solutions portfolio to support repairs for complex automotive electronic components. This included the release of active grille shutters, front impact sensors, and various other control modules and sensors. Additionally, we made significant additions to our industry-leading lines of active suspension components, loaded knuckles, and chassis components.
We continued to expand and launch new products across the heavy-duty vehicle sector in 2025, including within our core categories. Among other things, we introduced line extensions for air disc rotors and new consolidated brake shoe kits, and we further expanded our branded shock absorber program. We also advanced our efforts to deliver “new-to-the-aftermarket solutions” for the heavy-duty industry, releasing new EGR coolers, fuel dosing modules, and branded air tanks. Additionally, we introduced new branded front displays for our retail customers, creating strong opportunities to drive sales growth and increase brand presence in our customers’ front rooms.
For the specialty vehicle sector, in 2025, we continued enhancing our lineup of break-fix and direct replacement parts by introducing new products and expanding fitment opportunities for existing product categories, including water pumps, fuel pumps, radiator assemblies, and brake calipers. Additionally, we introduced a new proprietary XR Optic Hard Coating across our scratch-resistant polycarbonate windshield line and redesigned our power flip windshield for improved ergonomics. We also released a wide range of first-to-market innovations enhancing driver and passenger comfort and machine usability. Our product launches included two new tire lines with advanced proprietary tread designs to optimize performance, advanced turn signal kits that integrate with machine electronics, and rugged utility vehicle doors.

Sales and Marketing
We market our products to purchasers, many of whom in turn supply individual consumers and professional installers. Our products are available in our customers’ retail stores, online, and through dealers and warehouse distributors.
As of December 31, 2025, we had a sales and sales support team of approximately 300 people selling our products either directly to our customers or, for certain select customers, indirectly using independent manufacturers’ representative agencies worldwide.
Our sales efforts are directed broadly towards selling our entire product portfolio, not solely towards selling individual products. Our sales strategy includes increasing sales by securing new customers, adding new product lines, and expanding product selection for existing customers in an effort to make our customers a destination for our aftermarket products.
Among other things, we use digital advertising, social media, email, catalogs, and brochures to describe and promote our products. Our websites include, but are not limited to, DormanProducts.com, DaytonParts.com, and SuperATV.com. These sites are not and should not be considered part of this Annual Report on Form 10-K and are not incorporated by reference in this Annual Report on Form 10-K.
As of December 31, 2025, we serviced approximately 9,000 active accounts. During 2025, we had two customers that individually accounted for more than 10% of net sales and, in the aggregate, accounted for approximately 40% of net sales.
Manufacturing and Procurement
Most of our light-duty vehicle products are manufactured by third parties, as are the majority of our heavy-duty vehicle products. The remainder of our heavy-duty vehicle products are manufactured in our facilities in the United States. The majority of our specialty vehicle products are manufactured in our facilities in the United States and China. We engage third-party manufacturers around the world to develop and manufacture products according to our performance and design requirements, oftentimes using tooling that we own. In 2025, as a percentage of our total dollar volume of purchases, approximately 23% of our products was purchased from third-party suppliers throughout the United States, and the balance of our purchases were from third-party suppliers outside of the United States. In 2025, approximately 38% of our total volume of purchases of products were from third-party suppliers located in China. Our global supplier network provides access to a broad array of manufacturing capabilities and technologies, and coupled with our diverse product portfolio, limits our dependency on any single source of supply. While our supplier selection and sourcing programs will continue to leverage our strategic manufacturers for a substantial portion of our product portfolio, we also continue to qualify alternative sources available to provide additional support and capacity, if needed. We make a concerted effort to build and nurture strong, healthy relationships with our suppliers. In 2025, we purchased motor vehicle products in substantial volumes from over 400 suppliers, and no single supplier accounted for more than 10% of our total product purchases. For more information on risks relating to our supply chain, see ITEM 1A. "Risk Factors - Risks Related to Our Business - Our Industry, Operations and Competition."
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
We employ a variety of custom-designed packaging machines, which include blister sealing, skin film sealing, clamshell sealing, bagging, and boxing lines. Packaged products generally contain our label (or a private label), a part number, a universal packaging bar code suitable for electronic scanning, a description of the part, and, if appropriate, installation instructions. Products are also sold in bulk to automotive parts manufacturers and packagers. Computerized tracking systems, mechanical counting devices, and experienced workers combine to help ensure that the proper variety and numbers of parts meet the correct packaging materials at the appropriate places and times to produce the required quantities of finished products.
Packaged inventory is either stocked in the warehouse portions of our facilities or in distribution centers maintained by our third-party logistics providers and is organized to facilitate the most efficient methods of retrieving products to fill customer orders. We continue to invest in technology and automation to improve the efficiency of our operations, including implementing warehouse orchestration software and utilizing autonomous mobile robots and vertical lift modules at several of our locations. We strive to maintain a level of inventory to adequately meet current customer order demand, with additional inventory to satisfy new customer orders and special programs.
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
Remanufacturing and Recycling Parts
Certain products we sell contain parts that can be recycled or, as more commonly referred to in our industry, remanufactured. We refer to the used product that is ultimately remanufactured as core. A used core is remanufactured and sold to the customer as a replacement for a unit on a vehicle. Customers and end-users who purchase a remanufactured replacement part will generally return the used core to us, which we then use in the remanufacturing process to make another finished good. Our core inventory consists of used cores purchased and held in our facilities, used cores that are in the process of being returned from our customers and end-users, and remanufactured cores held in finished goods inventory at our facilities. Our products that utilize cores include electronic control modules and complex mechatronics. We believe our remanufactured parts offer end-users an economical and safe way to maintain their cars on the road, while also reducing the impact on the environment.
Competition
The motor vehicle aftermarket industry is highly competitive on factors including price, product quality, breadth of product line, range of applications, and customer service. Substantially all our products are subject to competition with similar products offered by other providers. Some of these competitors are divisions and subsidiaries of companies much larger than us that possess a longer history of operations and greater financial and other resources than we do. We also face competition from OEMs who sell through their dealerships many of the same replacement parts that we sell, although these manufacturers generally sell parts only for vehicles they produce. Some of our current or former suppliers may compete with us by supplying directly to our customers. Further, some of our private-label customers also compete with us. For more information on risks relating to our competition, see ITEM 1A, “Risk Factors – Risks Related to Our Business – Our Industry, Operations and Competition.”
Seasonality
Our business can be affected by weather conditions. Extremely hot or cold weather generally results in an increase in parts failing at an accelerated rate, which generally leads to an increase in our sales for the duration of the extreme weather event.
Patents, Trademarks, and Other Intellectual Property
We own patents important to our business, and we expect to continue filing patent applications to protect our research and development investments in new products.
As of December 31, 2025, we held 132 patents and 82 pending patent applications worldwide. In addition, we hold numerous trademarks in the United States and other countries. We also have licenses to intellectual property for the manufacture, use, and sale of certain of our products.

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
Human Capital Resources
General
As of December 31, 2025, we had 3,871 employees worldwide, substantially all of whom were employed full-time. Our employees are categorized by various functions. “Operations” consists of employees engaged in production, product distribution, and inventory quality control. “Product Development” includes employees involved in product development and purchasing. “Quality and Engineering” consists of employees involved in internal and external quality management, manufacturing, engineering, design, and testing. “Sales” includes employees employed in sales and customer service. “Administration” includes executive officers and individuals employed in finance, legal, information technology, human resources, and other functions supporting our business. The following table shows employees by function and region.

	December 31, 2025
	U.S.	Non-U.S.	Total
Operations	2,669	241	2,910
Product Development	231	2	233
Quality and Engineering	161	95	256
Sales	248	18	266
Administration	194	12	206
Total Employees	3,503	368	3,871
None of our employees is covered by a collective bargaining agreement. We consider our relations with our employees to be generally good.
Health and Safety
We maintain a safety culture grounded on the premise of eliminating workplace incidents, risks, and hazards. We have created and implemented processes to help eliminate safety events and reduce their frequency and severity. We also review and monitor our safety performance. We have adopted an environmental, health, and safety policy outlining our commitment to policies and practices that support the health and safety of our employees, contractors, and the community, and the protection of the environment in the communities where we operate. We also maintain a human rights policy for the organization outlining our commitment to operating with respect for human rights.

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
Talent and Development
Our talent strategy is focused on attracting the best talent, developing their skill sets and experiences, and rewarding their performance. We focus significant attention on attracting and retaining talented and experienced individuals to manage and support our operations, and our leadership team routinely reviews employee turnover rates at various levels of the organization. Leadership also participates in a robust annual talent review and succession planning process. In addition, leadership reviews employee engagement surveys to monitor employee morale and receive feedback.
Compensation
We pay our employees competitively and offer a broad range of company-paid benefits, which we believe are competitive with others in our industry and in the geographies in which we compete for talent. We conduct an executive compensation benchmarking review annually to help ensure we are providing market-based compensation, including base salary, and short-term and long-term incentives for our executives. We also participate in annual compensation surveys for all positions and strive to compensate our top talent and key roles competitively. Moreover, our equity awards are designed to promote retention of key employees by utilizing vesting schedules that are time-based as well as vesting conditions that are performance-based and tied to the achievement of the Company’s long-term goals.
For information on risks relating to our human capital resources, see ITEM 1A, “Risk Factors – General Risk Factors – Losing the services of our executive officers or other highly qualified and experienced employees, or failing to attract and retain any of such officers or employees, could adversely affect our business.”
Available Information
Our primary Internet address is DormanProducts.com. The information on the website is not and should not be considered part of this Form 10-K and is not incorporated by reference in this Form 10-K. The website is, and is only intended to be, for reference purposes only. We make available free of charge on or through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). In addition, we will provide, at no cost, paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to: Dorman Products, Inc., Attention: Secretary, 3400 East Walnut Street, Colmar, Pennsylvania 18915.
ITEM 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the following factors, which could materially affect our business, financial condition, or future results. The risks described below, which are listed in no particular order, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition, or results of operations.

Risks Related to Our Business
Our Industry, Operations, and Competition
Our business is impacted by the age, condition, and number of vehicles that need servicing and by improvements in the quality of new vehicle parts.
The size of the motor vehicle aftermarket industry depends on factors such as the number of vehicles on the road, average vehicle age, change in total miles driven, regulatory changes, pricing of new and used vehicles, vehicle and component quality and warranties and maintenance programs. We believe that industry demand may be negatively impacted as vehicle and component quality improve, which could reduce part replacement frequency. Enhancements to the duration or scope of warranties and maintenance programs offered by OEMs may also further reduce demand for our products. These factors could have a material adverse effect on our business, financial condition, and results of operations.
Our industry is highly competitive, and our success depends on our ability to compete with suppliers of motor vehicle aftermarket products, some of which may have greater financial, marketing, and other resources than we do.
The motor vehicle aftermarket industry is highly competitive, and our success depends on our ability to compete with domestic and international suppliers of aftermarket products. We compete against a broad range of companies (public and private, large and small) and brands, including, but not limited to, Standard Motor Products, Inc., Tenneco, Inc., TrakMotive, Bosch Auto Parts, Gates Corporation, Continental Automotive Systems, Inc. (VDO), MevoTech LP, ACDelco (owned by General Motors Company), Motorcraft (owned by Ford Motor Company), Cummins Inc. (following its acquisition of Meritor, Inc.), Automann Inc., WARN Industries (owned by LKQ Corporation), Rocky Mountain ATV/MC, and numerous category specific competitors. We also face competition from OEMs, through their dealer networks, and from some of our customers whose private-label brands compete with ours.
Competitors that have larger customer bases and greater financial, technical, and marketing resources may:
• respond faster to new technologies and changing customer needs;
• engage in more extensive research and development;
• offer lower product prices;
• exercise broader marketing campaigns; and
• provide more attractive terms to customers and strategic partners.
We cannot assure you that competitors will not (i) adopt fast follower strategies, based on our new product launches, (ii) develop products or services that are equal or superior to our products, or that achieve greater market acceptance than our products, or (iii) expand into our product lines. Such risks may be compounded by the availability and use of artificial intelligence ("AI") by our competitors. We also cannot assure you that additional companies will not enter our industry or that companies in our industry will not consolidate. These events could pressure us to offer customers better pricing or contract terms to retain business or cause us to lose market share, which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.
The loss or decrease in sales among one of our top customers, or a material change in the terms on which they are willing to buy from us, could have a substantial negative impact on our sales and operating results.
A significant percentage of our sales are concentrated among a relatively small number of customers. In 2025, two customers each represented more than 10% of net sales and together accounted for approximately 40% of net sales. We anticipate that this concentration of sales among these customers may continue in the future. The loss of a significant customer or a substantial reduction in purchases or a change in buying behaviors of a significant customer could have a material adverse effect on our sales and operating results. Customer consolidation may further increase this risk.
Although we may enter into long-term agreements with certain of our customers, these typically lack purchase commitments and instead rely on individual purchase orders. We have in the past, and may in the future, lose customers or lose a particular product line of a customer due to competition in the industry, customer consolidation, and customer initiatives to buy direct from our suppliers. Given the size and scale of some of our customers, their ability to forge direct relationships with our suppliers could cause those customers to reduce their purchases from us or to cease purchasing from us altogether. A decision by any significant customer to materially decrease the amount of products purchased from us or the number of our product lines they choose to carry, to change their manner of doing business with us, or to stop doing business with us, could have a material adverse effect on our business, financial condition, and results of operations.
Because of this customer concentration and intense competition, we often are under pressure from our customers to lower prices, extend payment terms, increase marketing and transportation allowances, provide enhanced rebates, discounts, rights of return and credits, and offer customers other more favorable terms. If and when we meet these customer demands, they adversely impact our operating margins and profitability and could have a material adverse effect on our business, financial condition, and results of operations.
Our industry faces intense price competition, and our success depends on maintaining a competitive cost and price structure.
Our industry faces intense price competition. Our competitors strive to attract business in many ways, including by growing their e-commerce platforms, sourcing from countries with more favorable U.S. tariff and trade treatment, and lowering their prices. To remain competitive, we may need to reduce prices, which could impact our margins. Our ability to maintain or improve our margins depends on, among other things, enhancing manufacturing and distribution efficiency, managing product and channel mix, further diversifying our supply chain, passing through cost increases (including tariffs) where possible, and achieving cost reductions from suppliers, such as by reducing the costs of components used in our products. Our inability to maintain a competitive cost structure could have a material adverse effect on our business, financial condition, and results of operations.
Our business depends on the ability of our customers to grow their businesses and compete effectively.
Our business depends on the ability of our customers, such as retailers, dealers, distributors, installers, and specialty markets, to grow their businesses and compete effectively. If they fail to do so, their demand for our products may decline.
Our customers’ growth and competitiveness can be affected by, among other things:
•Technological Changes: Increasing vehicle complexity may require our customers to make investments in training and tools, and failure to adapt may reduce their ability to compete.
•Competitive Pressures: Increased competition from existing or new market entrants (e.g., the growth of e-commerce) could erode our customers' market share, impacting their business performance and, consequently, their demand for our products.
•Shelf Space Limitations: Limited retail space forces our products to compete with other aftermarket items, including unrelated products. The failure of our customers to increase their shelf space or grow in new locations may adversely impact their demand for our products.
If our customers cannot grow their businesses or maintain their ability to compete, they may face reduced sales, increased credit risk, and potential loss of business, which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.
Customer consolidation in the motor vehicle aftermarket industry may lead to customer contract terms less favorable to us, which may negatively impact our financial results.
The motor vehicle aftermarket industry has been consolidating over the past several years, resulting in some of our customers having grown larger and having more leverage in negotiating agreements to buy products from us. They may ask us to lower prices, provide extended payment terms, issue customer credits, and accept returns of slow-moving product to obtain new, or retain existing, business. While we seek to limit such concessions, in some cases customer payment terms have been extended, enhanced credits have been issued, and returns of product have exceeded historical levels. Returns and credits reduce net sales and profitability, while longer payment terms and factoring costs reduce operating cash flow and require additional capital to finance our business. We expect these trends to continue, which could materially adversely affect our business, financial condition, and results of operations.

Our growth in the specialty vehicle category depends upon our continued ability to expand product sales into specialty vehicles and on overall market growth.
Following our acquisition of SuperATV, a portion of our sales comes from aftermarket parts and accessories for specialty vehicles, such as UTVs and ATVs. Success requires continued market expansion, creation of new vehicle classes that benefit from our products, and our ability to develop products for these markets. If specialty vehicle markets stagnate or contract due to economic conditions, shifting consumer preferences, or other factors—or if we fail to innovate or competitors gain market share—our growth could be limited and sales could decline, which could materially adversely affect our business, financial condition, and results of operations.
If we fail to maintain sufficient inventory to meet current customer demands, or if we fail to anticipate future changes in customer demands, our financial results could be adversely affected.
We must maintain adequate inventory and anticipate changes in customer demand to meet current and future needs. Failure to do so could adversely affect our financial results. Demand fluctuations may result from global economic conditions, vehicle age and condition, part failure rates, introductions of new products by competitors, market share changes, and improvements in product quality and reliability. As a result of these and other factors, we have experienced and expect to continue to experience fluctuating levels of demand that require us to monitor, and, where appropriate, adjust our operations, including our inventory levels and staffing at our facilities. Inaccurate forecasting can lead to excess or obsolete inventory, workforce reductions, or, conversely, inventory shortages and insufficient staffing. Shortfalls may prevent us from fulfilling orders on time, result in fill-rate penalties, and cause lost sales. These risks could materially adversely affect our business, financial condition, and results of operations.
Our profitability may be materially adversely affected by customer overstock returns exceeding anticipated levels.
We allow certain customers to return new, non-defective, or non-obsolete inventory within limits generally based on a percentage of their annual purchases. We accrue for these returns as a percentage of net sales, using historical trends and estimates in accordance with our revenue recognition policies. However, actual returns may differ from estimates. If overstock returns materially exceed our accruals and expectations, it could have a material adverse effect on our business, financial condition, and results of operations.
Our operations may be materially and adversely affected if our suppliers fail to perform or if we cannot manage our supply chain effectively.
Our operations depend on effective supply chain management and supplier performance. We purchase raw materials, finished goods, equipment, and component parts from various suppliers, and failure by these suppliers—due to delivery delays, non-conforming products, insolvency, bankruptcy, or other reasons—could materially adversely affect us. Supplier risks include raw material availability and cost, political instability, tariffs, trade disputes, embargos, new regulations, military conflict, natural disasters, work stoppages, and health crises. Furthermore, because certain products we sell contain parts that are or can be recycled and remanufactured – parts more commonly referred to in our industry as “core” – our ability to sell those products may be materially and adversely affected if we are unable to obtain those core parts from our suppliers on favorable terms, if at all.
Replacing or transitioning suppliers may cause production delays, quality issues, increased costs, and inventory shortages. For example, we may experience delays as new suppliers are qualified or as tooling is moved or replaced. Furthermore, the replacement of a key supplier or transitioning to a new supplier in a different geography may result in production delays, product quality issues, or increased expenses, which could result in inventory shortages or lower profit margins. Overall, our efforts to mitigate these risks may not always succeed, and disruptions could materially adversely affect our business, financial condition, and results of operations.
Our operating results are sensitive to the availability and cost of third-party logistics providers, which are important in the manufacture and transport of our products.
We receive product shipments from our suppliers, and we ship products to our customers. As a result, our operating results depend on the availability and cost of third-party logistics providers, including ocean freight, port operators, railroads, and trucking carriers. Access to these providers is not guaranteed, and adverse market conditions or infrastructure disruptions may prevent us from transporting products at competitive rates. Events such as strikes, political instability, trade disputes, war, terrorism, natural disasters, adverse weather, congestion, fuel price increases, and health crises can impact logistics capacity and costs. For example, in 2024, continued political conflict near the Suez Canal disrupted shipping routes and increased costs. Long-term contracts may also create risk if demand forecasts are inaccurate, leading to excess capacity costs or reliance on expensive spot-market purchases. Changes in transportation mix can further affect logistics costs. If we cannot pass increased costs to customers or if capacity declines significantly, our business, financial condition, and results of operations could be materially adversely affected.
Significant inflation could adversely affect our business and financial results.
Significant inflation, including rising costs for raw materials, transportation, labor, energy, and financing, may adversely impact our operations and financial performance. In recent periods, inflation has driven up the cost of key inputs such as steel, aluminum, copper, and rubber—materials essential to the production and distribution of aftermarket parts. Additionally, increased tariffs on imported goods have further exacerbated costs.
While we strive to mitigate these impacts through strategic sourcing, operational efficiencies, and price increases, there can be no assurance that we will be able to fully offset rising costs. In addition, such initiatives may not provide immediate relief from such pressures. For example, starting in the third quarter of 2025, we implemented pass-through price increases to offset the dollar impact of certain new tariff costs. As a result, during the second half of 2025, we experienced a temporary increase in gross margin in 2025 due to the price increases taking effect before the increased cost of inventory, reflecting higher tariffs, was recognized as an expense in our statement of operations. Furthermore, in general, pricing increases that we implemented to pass through the increased costs had no added profit dollars and consequently did not fully offset the impact that the increased costs had on our gross and operating margin percentages.
Inflation in general, and the increased price of our products resulting from pricing efforts to offset the impact of tariffs, may reduce customer purchasing power and result in lower demand for our products. In addition, our gross margins may be compressed, and our competitive position could be weakened, by inflationary pressures, especially if competitors are able to absorb cost increases more effectively. These factors could materially and adversely affect our business, financial condition, and results of operations.
Changes in U.S. trade policy, including tariffs and related actions, could adversely affect our business and results of operations.
In 2025, approximately 77% of our total volume of purchases of products was sourced from non-U.S. suppliers, with approximately 38% sourced from China, making us vulnerable to tariff increases and trade restrictions. Recent U.S. tariffs on steel, aluminum, copper, and certain vehicle parts have raised costs, and further tariffs or retaliatory measures from U.S. trading partners could further increase prices, reduce demand, and negatively impact global trade. If we cannot pass these costs to customers or otherwise mitigate them, our financial results could suffer. In addition, when increases are made to U.S. duty rates or tariffs, reciprocal action by other countries sometimes occurs, and any such increases could impact the price of our products and cause a decline in the demand for our products.
We have in the past, and expect to continue to, incur significant costs to comply with trade laws imposing tariffs on products imported into the U.S. However, our competitors may not comply and may engage in transshipping to avoid tariffs and import competing products at lower costs than ours. If illegal transshipments are not monitored and enforcement is not effective to limit them, we may not be able to compete effectively, and that could have a material adverse effect on our business, financial condition, and results of operations.
Beyond tariffs, additional trade restrictions—such as limits on foreign investment and increased regulatory requirements (e.g., export licenses)—could disrupt supply chains, reduce global trade, and harm economic stability. These unpredictable actions could materially adversely affect our business, financial condition, and results of operations.
Widespread public health pandemics could materially adversely affect our business, results of operations, and financial condition.
Outbreaks of contagious diseases in countries where we, our customers, or our suppliers operate may disrupt supply chains, increase costs, and reduce demand for our products. For example, the COVID-19 pandemic caused global business disruptions, supply chain delays, and higher costs for raw materials, freight, and labor.
Pandemic-related risks include uncertain duration and severity, effectiveness of vaccines (if any), government restrictions, workplace mandates, and prolonged travel or commercial limitations. Supplier disruptions may lead to delays, higher costs, or the need for alternate sources, while workforce illness or quarantine could cause labor shortages. In addition, increased remote work may heighten cybersecurity risks.
The extent and duration of such disruptions cannot be predicted. Any prolonged impact could materially adversely affect our business, financial condition, and results of operations.
Product Development, Acceptance, Quality, and Regulations
If we do not continue to develop new products and bring them to market, our business, financial condition, and results of operations could be materially impacted.
Our growth and profitability depend on developing and introducing new products. While we invest in research and development and acquisitions to expand our portfolio, delays in development or unforeseen market shifts can reduce the effectiveness of these efforts or impact our profitability. New products may fail to achieve market acceptance, and timing of adoption may differ from expectations. There is also a possibility that we may miss a market opportunity because we failed to invest or invested too late in a technology, product, or enhancement sought by our customers or our markets. Significant investments in technologies, including AI, may not yield returns, and failure to adopt AI effectively in our product development process—or competitors doing so more successfully—could weaken our competitive position and our revenue and profitability.
Product development may involve design and production delays, added costs, and challenges in meeting specifications. As a motor vehicle aftermarket supplier, we face additional complexity when OEMs' parts incorporate proprietary technologies that are required to interface with other vehicle systems to work properly. Without having access to those technologies, our ability to create replacement parts may be adversely impacted.
If we cannot introduce new products or scale production as planned, or if we miss key market opportunities, our business, financial condition, and results of operations could be materially adversely affected.
We may be adversely impacted by changes in, or restrictions on access to, motor vehicle technology.
Rapid technological change in the motor vehicle aftermarket—driven by advanced electronics integration and growth in electric and fuel-cell vehicles—has increased reliance on software, firmware, and complex diagnostic tools. Restrictions on access to testing equipment, software, telematics, and repair data by OEMs or regulators could force vehicle owners to rely on dealers for service, limiting our customers’ ability to repair vehicles and our ability to design and sell new products. In addition to such restrictions and limitations, increased reliance on electronics requires significant investment in technology and exposes us to greater competition from tech-focused entrants. If we misjudge required capital or fail to deliver products that meet evolving customer needs, our competitiveness could decline, which could materially adversely affect our business, financial condition, and results of operations.
Design and quality problems with our products could damage our reputation and adversely affect our business.
Design or quality issues in our products—including reliability or compatibility problems—could harm our reputation and business. Such issues may lead to product recalls, customer loss, revenue decline, litigation, unexpected costs, and reduced market share. Although we invest in engineering, design, manufacturing, and quality systems to minimize these risks, there is no assurance we can fully prevent or resolve them. Significant design or quality problems could materially adversely affect our business, financial condition, and results of operations.
Failure to comply with safety regulations could result in enforcement actions, litigation, and costly product recalls that harm our reputation and business.
Our products and the vehicles in which they are used may be subject to safety laws and regulations worldwide. For example, the NHTSA has federal oversight over product safety issues related to automobiles in the United States, and the CPSC has federal oversight over product safety issues related to off-road vehicles. Regulatory changes may increase compliance costs or require product redesigns. Noncompliance could lead to enforcement actions, penalties, lawsuits (including potential initiation of class action lawsuits against us), and recalls that could materially adversely affect our business, financial condition, and results of operations.
Our Intellectual Property and Information Security
Cyber-attacks or other information technology security breaches could adversely impact our business and operations.

Cyber-attacks or other information technology security breaches may cause equipment failure, disruption to our operations, or the loss or theft of sensitive data relating to our company and our employees, customers, suppliers, and business partners, including intellectual property, proprietary business information, and other sensitive material. In addition, intruders may use stolen trade secrets to develop competing or counterfeit products.
Attacks—such as malware, ransomware, and unauthorized access—are increasing in frequency and severity, and the rapid adoption of AI may heighten these risks, including through the use of deepfakes. Despite preventive measures, evolving attack techniques may outpace our defenses. Furthermore, because the techniques used to carry out cyber-attacks change frequently and in many instances are not recognized until after they are used against a target, we may be unable to anticipate these changes or implement adequate preventative measures. Responding to such incidents also could require significant costs.
In addition, we rely on third-party vendors that provide information technology services for various functions, such as human resources (e.g., payroll) and operations (e.g., logistics providers), and these vendors maintain their own information technology systems. Breaches in those systems could expose our data, intellectual property, or confidential information, disrupt operations, damage our reputation, and lead to legal claims. While we generally require these third parties to monitor and protect their information technology systems against cyber-attacks and other breaches, their efforts may not be effective.
Any substantial cyber-attack or data breach could materially adversely affect our business, financial condition, and results of operations.
We use AI technologies in our business, and that use exposes us to risk.
We continually update and expand our information technology systems to enable us to run our business more efficiently, including through the incorporation of AI solutions into our information systems, operations and processes. The increasing use and evolution of AI solutions creates potential risks for loss or misuse of Company data that forms part of any data set that was collected, used, stored, or transferred to run our business. Any unintentional dissemination or intentional destruction of confidential information stored in our or our third-party providers' systems, portable media or storage devices may result in significantly increased business and security recovery costs, damages to our reputation, or costs related to defending legal claims. In addition, if the content, analyses, or recommendations that AI programs assist in producing are or are alleged to be deficient, inaccurate, or biased, then our business, financial condition, and results of operations may be adversely affected.
We are dependent, in part, on our intellectual property. If we are not able to protect our proprietary rights or if those rights are invalidated or circumvented, our business may be adversely affected.
Our business depends on protecting our intellectual property and proprietary technologies. Among other things, we use patents, trademarks, copyrights, trade secrets, confidentiality and nondisclosure agreements, information security practices, and other measures to protect our intellectual property and proprietary technologies, but there is no assurance that we will be successful in protecting our rights or preventing misappropriation or circumvention. Protection levels vary by country, and enforcement can be uncertain and/or costly, especially in jurisdictions where intellectual property laws are weaker or where court systems to protect intellectual property rights are less developed.
Patent litigation and other challenges are expensive and unpredictable, and financial constraints may limit our ability to secure protection globally. Moreover, preventing unauthorized use or detecting theft is inherently difficult. If we fail to adequately protect our intellectual property and proprietary technology, it could materially adversely affect our ability to compete and our business, financial condition, and results of operations.
Claims of intellectual property infringement by OEMs and others could adversely affect our business and negatively impact our ability to develop new products.
We may face claims of intellectual property infringement from OEMs, competitors, non-practicing entities, or others. Such claims—whether or not they have merit—can increase legal costs, divert employee time, and delay product development or production. An adverse ruling could result in significant liability, require us to stop developing or selling affected products, and force us to license or create non-infringing alternatives. Any significant claim of intellectual property infringement or any restriction imposing an adverse ruling that limits our ability to develop and commercialize products could materially adversely affect our business, financial condition, and results of operations.

Failure to maintain the value of our brands could have an adverse effect on our reputation, cause us to incur significant costs, and negatively impact our business.
Our brands are critical to differentiating our products and driving demand. Maintaining and enhancing brand value is essential to our success and to supporting customer marketing initiatives. A decline in brand reputation—due to product defects or quality issues, recalls, warranty claims, legal proceedings, or other matters—could harm our reputation, reduce demand, and negatively impact our business. Additionally, inadequate branding strategies following acquisitions or decisions by our customers to prioritize their private-label products over our own brands could further erode brand value. Any such decline could materially adversely affect our business, financial condition, and results of operations.
Risks Related to Our Capital Structure and Finances
If our financial performance deteriorates or economic conditions adversely change, our ability to service or refinance our indebtedness could negatively affect our financial health.
Under our credit agreement with Bank of America, N.A., as administrative agent, we borrowed $500.0 million through a term loan and maintain a $600.0 million revolving credit facility. The term loan and revolving credit facility mature on October 4, 2027. As of December 31, 2025, we had $440.6 million outstanding under the term loan, no balance under the revolving facility, and $1.1 million in letters of credit.
High levels of indebtedness may require significant cash for principal and interest payments, reducing funds for operations, acquisitions, or stock repurchases, and limiting financial flexibility. Our ability to service our indebtedness depends on future company performance and general economic conditions, many of which are beyond our control. If we are unable to generate sufficient cash flow to service our indebtedness, we may be required to, among other things: refinance or restructure all or a portion of our indebtedness; reduce or delay planned capital or operating expenditures; reduce, suspend, or eliminate our stock repurchase program; raise additional capital through sales of our securities, which may not be on favorable terms; or sell selected assets. Such measures might not be sufficient to enable us to service our indebtedness. In addition, our ability to refinance our indebtedness at or prior to maturity, and any restructuring or sale of assets that we may be required to make to service our indebtedness, might not be available on economically favorable terms or at all. Moreover, if prevailing interest rates at the time of any such refinancing or restructuring are higher than our current rates, interest expense related to such refinancing or restructuring would increase. These risks could materially adversely affect our business, financial condition, and results of operations.
Our credit agreement contains covenants that restrict our operational flexibility. If we cannot comply with these covenants, we may be in default under our credit agreement.
Our credit agreement includes covenants—such as maintaining specific financial ratios—that restrict operational flexibility and may limit activities aligned with long-term goals. Events beyond our control could affect compliance. The credit agreement is guaranteed by our material domestic subsidiaries and secured by substantially all our and their personal property and assets, subject to certain exceptions. Failure to comply with these covenants could trigger a default. A default, if not cured or waived, may permit acceleration of our indebtedness and provide our lenders with the ability to foreclose on the collateral securing their loans. If accelerated, we may lack sufficient funds to pay down the indebtedness (together with accrued interest and fees) or we may be unable to refinance on favorable terms, if at all. Such circumstances could materially adversely affect our business, financial condition, and results of operations.
We are exposed to risks related to customer-sponsored accounts receivable sales agreements.
We participate in customer-sponsored programs administered by third-party financial institutions that allow us to sell certain accounts receivable at discounted rates without recourse. These programs accelerate cash collection and reduce non-payment risk. However, the financial institutions may face financial difficulties or modify or terminate these agreements due to changes in customer credit profiles, market conditions, or other factors. Loss or modification of these arrangements could materially adversely affect our liquidity, cash flows, and financial condition. Additionally, some customers do not offer such programs, and delays or failures in collecting trade receivables from them could materially and adversely impact our business, financial condition, and results of operations.
Interest rate increases may adversely affect our financial condition and results of operations.

Borrowings under our credit agreement are at variable interest rates, exposing us to interest rate risk. If rates rise, our debt service costs will increase even though principal remains unchanged, reducing net income and cash flow, including cash available for servicing our indebtedness. For example, a one-point increase in interest rates on outstanding borrowings under our credit agreement would have raised 2025 interest expense by approximately $4.6 million.
Our accounts receivable sales agreements also use variable rates tied to benchmarks such as the Term Secured Overnight Financing Rate ("Term SOFR"), which is a component of the discount rate applicable to each arrangement. A one-point increase in discount rates would have added approximately $11.3 million in factoring costs for 2025. Rising rates increase these costs and reduce accounts receivable collections. If these arrangements become more expensive than servicing receivables with existing debt, we may be unable to rely on them, which could materially adversely affect our business, financial condition, and results of operations.
We extend credit to our customers, some of whom may be unable to pay in the future.
We regularly extend credit to customers, and a significant portion of our accounts receivable is concentrated among a few large retailers, dealers, and distributors. As of December 31, 2025, our four largest customers represented 78% of total receivables. We monitor credit terms and limits, but customers may request increases, creating risk: granting higher limits raises exposure to non-payment, while denying requests may lead customers to shift business to competitors offering better terms. If customers fail to pay or if they redirect purchases, it could materially adversely affect our business, financial condition, and results of operations.
Our business may be negatively impacted by our dependence on foreign suppliers and by foreign currency fluctuations.
In 2025, approximately 77% of our total volume of purchases of products was sourced from non-U.S. countries, with approximately 38% sourced from China, exposing us to significant risks, including:
•uncertainty caused by import quotas, bans on importing goods or materials from certain countries or regions, or other retaliatory or punitive trade measures;
•duties, tariffs, taxes, and other charges on imports;
•restrictions on fund transfers to or from foreign countries;
•political instability, military conflict, or terrorism involving the United States or any of the countries where our products are manufactured or sold, which could cause labor shortages, a delay in transportation, or an increase in costs of transportation, labor, raw materials, or finished product or otherwise disrupt our business operations; and
•epidemics causing factory closures, labor shortages, raw material scarcity, and scrutiny and embargoing of goods produced in infected areas.
In addition, products we purchase from foreign suppliers generally are purchased through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. dollar and various foreign currencies between the time of execution of the purchase order and payment for the product. To the extent the U.S. dollar changes in value relative to those foreign currencies in the future, the prices charged by our suppliers under new purchase orders may change in equivalent U.S. dollars. For example, the Chinese yuan to U.S. dollar exchange rate has fluctuated over the past several years. Any future changes in the value of the Chinese yuan relative to the U.S. dollar may result in a change in the cost of products that we purchase from China in the future.
If these risks limit access to foreign suppliers or significantly raise costs, operations could be disrupted until alternatives are secured, which could have a material adverse effect on our business, financial condition, and results of operations.
Dorman’s Non-Executive Chairman and his family members own a significant portion of the Company.
As of February 24, 2026, Steven L. Berman, our Non-Executive Chairman, and his family beneficially owned approximately 13% of the Company’s outstanding common stock. This ownership provides them the ability to influence shareholder decisions, including Board elections and approval of significant transactions. Such concentration may deter or delay a change in control, limit opportunities for shareholders to receive a premium in a sale, and affect the market price of our common stock. Additionally, substantial sales of shares by Mr. Berman or his family, including shares held in family trusts and foundations—or the perception that such sales could occur—may lower the prevailing market price of our common stock.
General Risk Factors
Unfavorable economic conditions may adversely affect our business.
Adverse economic conditions—such as inflation, recession, rising fuel prices, reduced transportation capacity, higher interest rates, tariffs, labor shortages, unemployment, limited consumer credit, tax changes, or financial market instability—may reduce demand for our products, increase operating costs, or both. These conditions can also materially impact our customers, suppliers, dealers, and other parties with whom we do business. Constrained discretionary spending and lower demand for our products would negatively affect our net sales, while customer financial stress could increase doubtful accounts and write-offs. Failure to collect significant receivables could materially adversely affect our business, financial condition, and results of operations.
Our operations, revenues, and operating results, and the operations of our third-party manufacturers, suppliers, warehouse and distribution providers, and customers, may be subject to quarter-over-quarter fluctuations and disruptions from events beyond our or their control.
Our operations and those of third-party manufacturers, suppliers, logistics providers, and customers may face quarterly fluctuations and disruptions from factors beyond our control, including work stoppages, market volatility, fuel price changes, acts of war, terrorism, cyber incidents, pandemics, power outages, fires, flooding, severe weather, including hurricanes, tornadoes, and typhoons, and other natural disasters. Major disruptions could harm people or the environment, delay shipments, suspend operations, prevent timely order fulfillment, and result in penalties or lost sales—any of which could materially adversely affect our business, financial condition, and results of operations.
We rely heavily on computer systems to manage inventory, process transactions, and deliver products. These systems are vulnerable to power outages, telecom failures, viruses, cyber-attacks, and other catastrophic events. Damage or failure could lead to data loss, inventory management issues, transaction delays, and reduced sales, which could materially adversely impact our business, financial condition, and results of operations.
Unfavorable results of legal proceedings could materially adversely affect us.
We face legal proceedings and claims arising from normal business activities, including contracts, employment, competition, and intellectual property. In addition, if our products are defective or installed or used incorrectly by customers, bodily injury, property damage, or other injury, including death, may result and could give rise to product liability claims against us. Such matters can be costly, time-consuming, and distracting, regardless of merit or insurance coverage. They also may divert management’s attention and other resources, limit sales, result in adverse judgments, penalties, or fines, and harm our reputation, business, financial condition, and results of operations. There can be no assurance regarding the outcome of current or future legal proceedings, claims, or investigations.
The market price of our common stock may be volatile and could expose us to securities class action litigation and increased shareholder activism.
The price of our common stock may fluctuate significantly due to economic conditions, market volatility, and our ability to meet analysts’ expectations. Even minor shortfalls in our performance can negatively impact our stock price. Broader market downturns or volatility unrelated to our performance may also cause declines. Such volatility may lead to securities class action litigation, which could impose substantial costs and divert management’s attention, adversely affecting our business and results. Additionally, volatility may attract shareholder activism, including proxy contests or public campaigns, which could increase costs, strain relationships with suppliers, customers, and regulators, and negatively impact our stock price.
Losing the services of our executive officers or other highly qualified and experienced employees, or failing to attract and retain any of such officers or employees, could adversely affect our business.
Our success depends on retaining executive officers and other highly skilled employees and attracting new talent. Losing key personnel or failing to hire qualified staff could harm our business. Although we periodically conduct compensation benchmarking and surveys, competition for talent is intense, and rising labor demand may increase costs and challenge our ability to maintain a competitive compensation structure. If we cannot retain or recruit essential personnel or manage compensation effectively, our business, financial condition, and results of operations could be materially adversely affected.
Our growth may be impacted by acquisitions. We may not be able to identify suitable acquisition candidates, complete acquisitions, or integrate acquisitions successfully.
Our growth depends in part on acquiring and integrating new businesses, which carries significant risks. We may be unable to identify suitable targets, negotiate favorable terms, secure financing, complete transactions, or achieve expected revenue and profitability. Additionally, we risk spending time and money investigating and negotiating with potential acquisition partners, but not completing transactions. These could make it more difficult for us to diversify our businesses and to penetrate or expand important product offerings, geographies, or markets. In addition, integration challenges, operational disruptions, the presence or absence of adequate internal controls and/or significant fraud in the financial systems of acquired companies, and management distraction could occur, and we may not fully assess all risks inherent in the acquisition and integration process. Lastly, the value of goodwill and other intangible assets acquired could be impacted by one or more continuing unfavorable events and/or trends, which could result in significant impairment charges. Any difficulties with completing and integrating acquisitions could materially and adversely affect our business, financial condition, and results of operations.
Changes in tax laws or exposure to additional income tax liabilities could have a material adverse effect on our business, financial condition, and results of operations.
We are subject to federal, state, and local income and non-income taxes and face audits in multiple jurisdictions. Tax authorities may challenge our positions and assess additional taxes. While we evaluate audit outcomes to set tax provisions, actual results may differ and could materially affect our business and financial condition. Changes in tax laws or rulings could also significantly impact our effective tax rate.
Global climate change and related regulations could negatively affect our business.
Climate change poses financial and operational risks to our business. Extreme weather events and other potential impacts of climate change, including, but not limited to hail, floods, rising sea levels, droughts, wild fires, tornadoes, and tropical cyclones, can reduce product demand, disrupt product availability or distribution center operations, raise insurance and operating costs, disrupt ports and logistics networks, and increase supply chain expenses. Reduced product availability and demand can lead to reduced revenue, and increased costs can adversely affect our profitability. In addition, growing global focus on greenhouse gas emissions may lead to new laws and regulations that require significant compliance efforts and capital expenditures. For example, restrictions or standards adopted regarding emissions of carbon dioxide by motor vehicles or fuels could adversely affect demand for motor vehicles, annual miles driven, or the products we sell. Moreover, such restrictions and standards could lead to or require changes in motor vehicle technology and increased product development costs. While we strive to meet evolving standards, we cannot guarantee success, market acceptance of our products, or favorable returns on related investments.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery and anti-corruption laws around the world.
The U.S. Foreign Corrupt Practices Act (the "FCPA") and similar international laws prohibit improper payments to government officials and, in some circumstances, non-government officials, to obtain or retain business. Enforcement has intensified globally, with more frequent investigations and severe penalties. While we mandate that our employees, agents, and suppliers comply with anti-bribery and anticorruption (“ABAC”) laws, operating in regions with corruption risks exposes us to potential violations. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. If we believe or have reason to believe that our employees, agents, or suppliers have or may have violated applicable ABAC laws, or if we are subject to allegations of any such violations, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances. In addition to potentially costly investigations, allegations or violations could lead to criminal or civil sanctions, business disruption, reputational harm, and loss of customers. These impacts could materially affect our reputation, business, financial condition, and results of operations.
Our products are subject to import and export controls and economic sanctions laws and regulations in various jurisdictions, and violations could adversely affect us.

Import and export controls and economic sanctions laws and regulations include restrictions and prohibitions on the sale or supply of certain products and on our transfer of parts, components, and related technical information and know-how to certain countries, regions, governments, persons, and entities. Various countries regulate the importation of certain products through import permitting and licensing requirements and have enacted laws that could limit our ability to distribute our products. The exportation, re-exportation, transfers within foreign countries, and importation of our products, including by our suppliers and vendors, must comply with these laws and regulations, and any violations may result in reputational harm, government investigations and penalties, and denial or curtailment of importing or exporting activities. Complying with export control and sanctions laws for a particular sale may be time-consuming, may increase our costs, and may result in the delay or loss of sales opportunities. Violations may lead to investigations, fines, penalties, reputational harm, and limits on trade. Changes in these laws could require additional authorizations, product modifications, or block exports or imports, adversely affecting our business, financial condition, and results.
ITEM 1B. Unresolved Staff Comments.
None
ITEM 1C. Cybersecurity
Risk Assessment
We depend on a variety of information systems and technologies (including the Internet, cloud technologies, and AI) (collectively, “IT Systems”) to manage our business. We rely on these IT Systems for substantially all of our business operations, including supply chain, order processing, e-commerce, product development, human resources, legal, compliance, marketing, finance, accounting, and other business activities. Our core IT Systems consist mostly of purchased and licensed software programs that integrate together and with our internally developed solutions. As part of our risk management program, we monitor and assess the risks posed by cybersecurity threats to those internal and external systems and solutions and maintain an information security program designed to mitigate such risks.
Our information security program includes the development, implementation, and improvement of policies and procedures to safeguard information and help ensure the availability of critical data and systems. To the extent we utilize third-party vendors to provide information technology services for various areas, such as human resources functions (e.g., payroll), we generally require these vendors to monitor and protect their information technology systems against cyber-attacks and other breaches. Our technology environment is managed by an experienced team of professionals who follow an extensive set of policies and procedures related to data security. Our program further includes review and assessment by external, independent third parties, who assess and report on our internal incident response preparedness and help identify areas for continued focus and improvement. With the assistance of one such reputable third party, we conduct biannual maturity assessments of our IT Systems against the National Institute of Standards of Technology ("NIST") Cybersecurity Framework. We also maintain insurance to mitigate the financial impact of cybersecurity events. To our knowledge, during 2025, there were no material cybersecurity incidents or threats that materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.
Governance
Pursuant to its charter, the Audit Committee of our Board of Directors (the “Board”) has oversight of the Company's information security program, including, but not limited to, risks regarding cybersecurity threats. In particular, the Audit Committee reviews with management the Company’s key IT Systems and evaluates the adequacy of the Company’s information security program, compliance, and controls.
Our Senior Vice President and Chief Information Officer (“CIO”), who reports to our Chief Executive Officer, is responsible for the operation of our information security program. Our CIO is an IT veteran with over 25 years of experience in building and maturing cyber programs for large public companies. The CIO is supported by an internal team of certified security analysts who work in conjunction with leading security operations managed service providers to manage detection and response.

At least annually, we present a cyber risk report that highlights program governance, risks, and opportunities to our Board.
We maintain a Security Committee, which is led by the CIO and is comprised of individuals from our IT department, including dedicated security team members with various security certifications. The Security Committee regularly reviews information security program governance and key performance indicators. These reviews typically include the number of events, the number of investigations, the mean response time, and cyber trends. The Security Committee oversees our security roadmap and ensures the monitoring of information security policies and procedures covering areas such as back-up and retention, acceptable use, disaster recovery, incident management, and passwords.
The success of our information security program relies not only on ownership by the CIO’s organization but also on an active and collaborative relationship within the business. We require all employees to complete cyber training annually. For 2025, the Company maintained a security learning management system with phishing simulations distributed regularly to enhance cyber resiliency. Additionally, we leverage communications, contests, policies, videos, and visuals to continuously raise awareness among employees.
ITEM 2. Properties
Facilities
As of December 31, 2025, we had 38 warehouse and office facilities located throughout the United States, Canada, China, Taiwan, and India. Five of these facilities are owned and the remainder are leased. Our principal facilities are as follows:

Location	Description	Size		Ownership
Portland, TN	Warehouse and office	1,309,310	sq. ft.	Leased
Whiteland, IN	Warehouse and office	827,180	sq. ft.	Leased
Warsaw, KY	Warehouse and office	710,500	sq. ft.	Owned
Shepherdsville, KY	Warehouse	436,716	sq. ft.	Leased
Colmar, PA	Corporate headquarters Warehouse and office	342,000	sq. ft.	Leased
Madison, IN	Warehouse, manufacturing, and office	333,000	sq. ft.	Leased	(1)
Shiremanstown, PA	Warehouse and office	318,872	sq. ft.	Leased
Durant, OK	Warehouse, manufacturing, and office	208,000	sq. ft.	Owned
Lewisberry, PA	Warehouse, manufacturing, and office	170,500	sq. ft.	Leased	(2)
Madison, IN	Warehouse	145,000	sq. ft.	Leased	(1)
Las Vegas, NV	Warehouse and office	122,071	sq. ft.	Leased
Jiangsu Province, China	Warehouse, manufacturing, and office	105,911	sq. ft.	Leased
Harrisburg, PA	Warehouse and office	101,750	sq. ft.	Leased
Harrisburg, PA	Manufacturing Facility	101,132	sq. ft.	Owned
Lewisville, TX	Warehouse and office	101,029	sq. ft.	Leased
Virginia Beach, VA	Warehouse, manufacturing, and office	101,000	sq. ft.	Leased
Mississauga, ON	Warehouse	82,830	sq. ft.	Leased
Warsaw, KY	Warehouse	80,000	sq. ft.	Leased
Shreveport, LA	Warehouse and office	65,000	sq. ft.	Leased	(1)
Reno, NV	Warehouse, manufacturing, and office	54,354	sq. ft.	Leased
Kankakee, IL	Manufacturing Facility	53,574	sq. ft.	Owned
(1)We lease two facilities in Madison, Indiana, and one facility in Shreveport, Louisiana (consisting of an aggregate of approximately 543,000 square feet) from limited liability companies in which Ms. Lindsay Hunt, our former President, Specialty Vehicles, and members of her family are owners. Under the three lease agreements, we paid an aggregate rent of $2.8 million in 2025. The rent payable under each lease will increase by 2% on October 4th of each year. Each of the three leases commenced in October 2022 in connection with the SuperATV acquisition and will expire on October 4, 2027.
(2)We lease one of our two Lewisberry, Pennsylvania facilities (consisting of approximately 142,500 square feet) from a limited liability company of which our Non-Executive Chairman, Steven L. Berman, and certain of his family members are owners. Under this lease agreement, we paid rent of $0.7 million in 2025. The rent payable will be increased by 3% on July 1st of each year. This lease commenced in September 2020 and will expire on December 31, 2027.
ITEM 3. Legal Proceedings.
The information set forth under the heading “Other Contingencies” appearing in Note 10, “Commitments and Contingencies,” to the Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of this report is incorporated herein by reference.
ITEM 4. Mine Safety Disclosures.
Not Applicable
ITEM 4.1. Information about Our Executive Officers.
The following table sets forth certain information with respect to our executive officers as of February 27, 2026:

Name	Age	Position with the Company
Kevin M. Olsen	54	President and Chief Executive Officer
Steven A. Bashir	42	President, Heavy Duty
Brian J. Borradaile	48	Senior Vice President, Strategy and Corporate Development
Gregory C. Bowen	57	Vice President, Chief Accounting Officer
Joseph P. Braun	52	Senior Vice President, General Counsel and Secretary
David M. Hession	57	Senior Vice President and Chief Financial Officer
Scott D. Leff	54	Senior Vice President, Chief Human Resources Officer
Donna M. Long	58	Senior Vice President, Chief Information Officer
Eric B. Luftig	52	President, Light Duty
Kathleen M. Pacheco	45	President, Specialty Vehicle
Nathan J. Porter	50	Senior Vice President, Chief Operations Officer
Charles W. Rayfield	46	Senior Vice President, Chief Financial Officer Designate, and Treasurer
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
Steven A. Bashir joined the Company in December 2025 as President, Heavy Duty. Prior to joining the Company, he worked for ZF Group, a technology manufacturing company that supplies systems for passenger cars, commercial vehicles, and industrial technology, where he served as Head of Sales U.S. and Canada, from August 2025 to December 2025, and where he previously served as Head of CV Aftermarket, beginning in

August 2023. Prior to that, Mr. Bashir held roles of increasing responsibility with DRiV Incorporated, a leading designer, manufacturer and marketer of automotive products for aftermarket customers, beginning in September 2016, most recently serving as its Business Line Leader and General Manager, Braking.
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
Gregory C. Bowen was appointed to serve as the Company’s Vice President, Chief Accounting Officer in May 2025 after serving as the Company’s Vice President, Corporate Controller since joining the Company in August 2020. Mr. Bowen joined the Company after serving as Senior Vice President and Chief Accounting Officer of CIRCOR International, Inc., a provider of products and services for the Industrial and Aerospace & Defense markets, since September 2019. Mr. Bowen began his career at Ernst & Young LLP and is a Certified Public Accountant.
Joseph P. Braun joined the Company in April 2019 as Senior Vice President and General Counsel, and he was appointed Corporate Secretary in May 2019. Prior to joining the Company, Mr. Braun served as Chief Legal Officer and Corporate Secretary of Avantor, Inc., a leading global provider of products and services to customers in the life sciences and advanced technologies and applied materials industries. Prior to joining Avantor, he worked at Tyco International plc (now known as Johnson Controls International plc), a leading global provider of security, fire detection and suppression, and life safety products and services, where he served in positions of increasing responsibility, including, most recently, as Vice President, Mergers & Acquisitions. Mr. Braun began his legal career in private practice at various law firms, where he advised public and private companies on mergers and acquisitions, securities, and corporate governance matters.
David M. Hession joined the Company in February 2019 and was appointed to serve as the Company’s Senior Vice President and Chief Financial Officer effective March 2019. Mr. Hession was also appointed Treasurer in May 2019. Mr. Hession was Vice President, Chief Financial Officer of Johnsonville, LLC, a privately held manufacturer of sausage and other protein products, from May 2013 to January 2019. Prior to that time, Mr. Hession worked at McCormick & Company, Inc., a global leader in the manufacture, marketing, and distribution of spices, seasonings, and flavors to the entire food industry, where he served in various positions of increasing responsibility including, most recently, as Vice President Finance & Administration. Mr. Hession also previously held positions with Tradeout, Inc., a business-to-business Internet exchange for surplus inventory and fixed assets, and Xylum Corporation, a development stage medical device manufacturer, and he performed management consulting work for Ernst & Young, LLP and Peterson Consulting LP.
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

Eric B. Luftig joined the Company in December 2021 as Senior Vice President, Product, and was appointed President, Light Duty, in January 2026. Previously, he was the founder and Managing Partner of EBL Consulting LLC, a provider of executive management and leadership consulting services, from June 2020 to December 2021. From October 2009 to June 2020, Mr. Luftig served as Vice President and Marketing Officer for Victaulic Company, a leading producer of mechanical pipe joining solutions. Prior to that, Mr. Luftig served in various engineering, sales, and marketing roles for publicly and privately held companies, including General Electric, a leader in the power, renewable energy, aviation and healthcare industries, and Nordson Corporation, a designer and manufacturer of dispensing equipment for consumer and industrial adhesives, sealants and coatings.
Kathleen M. Pacheco joined the Company in September 2024 as Chief Operating Officer, Specialty Vehicles. Ms. Pacheco was appointed President, Specialty Vehicle, effective May 2025. Ms. Pacheco previously held senior management positions with Tenneco Inc., a provider of products for motor vehicle original equipment and aftermarket customers from 2014 to 2024, most recently as Vice President, General Manager, Noise Vibration Harshness, Performance Materials. Prior to her time at Tenneco Inc., she held various roles within Johnson Controls.
Nathan J. Porter joined the Company as its Senior Vice President, Chief Operations Officer for the Company’s Light Duty and Heavy Duty segments in January 2026. Beginning June 2024 and until he joined the Company, Mr. Porter served as Senior Vice President, Chief Operations Officer, of ADI Global Distribution ("ADI"), a business segment of Resideo Technologies Inc. and a global wholesale distributor of low-voltage products, including security and audio-visual solutions. Prior to its acquisition by ADI, Mr. Porter held roles of increasing responsibility at Snap One, LLC, then a publicly traded provider of smart-living products, services, and software to professional integrators, most recently as its Executive Vice President of Operations/Head of Supply Chain from January 2022 to June 2024, and as its Senior Vice President of Operations, from January 2020 to January 2022.
Charles W. Rayfield joined the Company as its Senior Vice President, Chief Financial Officer Designate, and Treasurer in January 2026. Most recently, he served as Chief Financial Officer of Lutron Electronics Corporation, a leading designer and manufacturer of lighting control and shading systems, lighting fixtures, and accessories for residential and commercial applications, since June 2023. Prior to that, Mr. Rayfield provided independent financial advisory services from November 2022 to June 2023, and he served as Chief Financial Officer of Knoll Inc., then a publicly traded company and a leading global manufacturer of commercial and residential furniture, accessories, lighting and coverings, from August 2017 to July 2021.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.
Our shares of common stock are traded publicly on the Nasdaq Stock Market LLC under the ticker symbol “DORM.” At February 24, 2026, there were 321 holders of record of our common stock.
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
Stock Performance Graph. Below is a line graph comparing the cumulative total shareholder return for our common stock with the cumulative total shareholder return for the Nasdaq US Benchmark Auto Parts index and the Nasdaq Composite Market Index for the period from December 26, 2020, to December 31, 2025.
The Nasdaq US Benchmark Auto Parts index is comprised of 24 public companies, and the information was furnished by Zacks Investment Research, Inc. The Nasdaq Composite Market Index is comprised of more than 3,300 public companies, and the information was furnished by Zacks Investment Research, Inc. The graph assumes $100 was invested on December 26, 2020, in our common stock and each of the indices, and that dividends were reinvested when and as paid. In calculating the cumulative total shareholder returns, the companies included are weighted according to the stock market capitalization of such companies. The stock price performance shown in the graph is not necessarily indicative of future price performance.
The performance graph and the information set forth therein shall not be deemed to be filed for purposes of Section 18 of the Exchange Act and shall not be deemed to be incorporated by reference in any filing made by us with the U.S. Securities and Exchange Commission, except as shall be expressly set forth by specific reference in such a filing.

Stock Repurchases
During the three months ended December 31, 2025, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
September 28, 2025, through October 25, 2025	—	$—	—	$484,700,192
October 26, 2025, through November 22, 2025	26,000	$129.40	26,000	$481,335,850
November 23, 2025, through December 31, 2025 (1)	174,137	$128.21	171,411	$459,364,047
Total	200,137		197,411	$459,364,047

(1)Includes 2,726 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 12, "Capital Stock", to the Notes to Consolidated Financial Statements included under ITEM 8 of this Annual Report on Form 10-K).
(2)In October 2024, the Company’s Board authorized the purchase of up to $500 million of our common stock under a share repurchase program effective from January 1, 2025, through December 31, 2027. At December 31, 2025, $459.4 million was available for repurchase under the program.
ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
“Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in ITEM 8 of this Annual Report on Form 10-K. The matters discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve significant risks and uncertainties. See the “Cautionary Statement on Forward-Looking Information” above and PART I, ITEM 1A, “Risk Factors” in this Annual Report on Form 10-K for additional information regarding forward-looking statements and the factors that could cause actual results to differ materially from those anticipated in the forward-looking statements. In ITEM 7, we discuss 2025 and 2024 results and comparisons of 2025 results to 2024 results. Discussions of 2023 results and comparisons of 2023 results to 2024 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in PART II, ITEM 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
We are one of the leading suppliers of replacement and upgrade parts in the motor vehicle aftermarket industry, serving passenger cars, light-, medium-, and heavy-duty trucks, as well as specialty vehicles, including utility terrain vehicles ("UTVs") and all-terrain vehicles ("ATVs"). We operate through three business segments: Light Duty, Heavy Duty, and Specialty Vehicle, consistent with the sectors of the motor vehicle aftermarket industry in which we operate. For more information on our segments, refer to Note 8, “Segment Information,” to the Consolidated Financial Statements, included under ITEM 8.
As of December 31, 2025, we marketed approximately 144,000 distinct parts compared to approximately 138,000 as of December 31, 2024, many of which we designed and engineered. This number excludes private-label stock keeping units and other variations in how we market, package, and distribute our products, includes distinct parts of acquired companies, and reflects distinct parts that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private-label brands, or in bulk. We are one of the leading aftermarket suppliers of parts that were traditionally available to consumers only from OEMs or salvage yards. These parts include, among others, leaf springs, intake manifolds, exhaust manifolds, oil filters and coolers, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation ("EGR") coolers, driveshafts, UTV windshields, and complex electronics modules.
We generate most of our net sales from customers in North America, primarily in the United States. Our products are sold primarily through aftermarket retailers, including their online platforms; dealers; and national, regional, and local warehouse distributors and specialty markets. We also distribute aftermarket parts outside the United States, with sales primarily into Canada and Mexico, and to a lesser extent, Europe, the Middle East, and Australia.
We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of orders placed by our customers, as well as our ability and the ability of our suppliers to deliver products ordered by our customers. The introduction of new products and product lines to customers, as well as business acquisitions, may also cause significant fluctuations from quarter to quarter.
Business Performance Summary
Net sales increased 6% to $2,130.3 million in 2025 from $2,009.2 million in 2024. Net income increased 7% to $204.2 million in 2025 from $190.0 million in 2024. Additionally, in 2025, we generated $113.6 million of cash flows from operations, repaid a total of $42.1 million of outstanding debt obligations, and repurchased 313,334 shares of common stock under our share repurchase program for $39.8 million.
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
In 2025, we introduced 5,560 new distinct parts to our customers and end-users, including 1,608 “New-to-the-Aftermarket” parts. Please see ITEM 1, “Business – Product Development” for a year-over-year comparison of new product introductions.
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
Another area of focus has been on products we market for the heavy-duty sector. We believe that this sector provides many of the same growth opportunities that the light-duty sector has provided us. We specialize in offering parts to this sector that were traditionally only available from OEMs or salvage yards, similar to how we approach the light-duty sector.
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
In addition, we believe that vehicle owners generally are operating their current vehicles longer than they did several years ago, performing necessary repairs and maintenance to keep those vehicles well-maintained. We believe this trend has supported an increase in VIO, which increased to 302.7 million, a 1% increase in 2025 over 2024. According to data published by Polk, a division of IHS Automotive, the average age of VIO increased to 12.9 years as of October 2025 from 12.8 years as of October 2024.

Miles Driven
The number of miles driven is another important statistic that impacts our business. Generally, as vehicles are driven more miles, the more likely it is that parts will fail and there will be increased demand for replacement parts, including our parts. According to the U.S. Department of Transportation, the number of miles driven through October 2025 increased 1.0% year over year in the light-duty sector. However, global gasoline prices remained high during 2025 and, if high prices persist, they may negatively impact miles driven as consumers reduce travel or seek alternative methods of transportation.
Brand Protection
We operate in a highly competitive market. As a result, we are continuously evaluating our approach to branding, pricing, and terms for our customers and channels. For example, we maintain brand protection policies, which are designed to ensure that certain of our branded products are not advertised below certain approved pricing levels. In addition, we may pursue legal remedies when we observe third parties violating our intellectual property rights, including those that infringe on our patents, misrepresent our products as their own, or use our product images for their own marketing efforts.
Discounts, Allowances, and Incentives
We offer a variety of customer discounts, rebates, defective and slow-moving product returns, and other incentives. We may offer cash discounts for paying invoices in accordance with the specified discount terms of the invoice. In addition, we may offer pricing discounts based on volume purchased from us or other pricing discounts related to programs under a customer’s agreement. These incentives can be in the form of “off-invoice” discounts that are immediately deducted from sales at the time of sale. For those customers who choose to receive their incentives on a quarterly or annual basis instead of “off-invoice,” we provide rebates and accrue for such incentives as the related sales are made, and reduce sales accordingly. Additionally, rebates and discounts are provided to customers to support promotional activities such as advertising and sales force allowances.
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
Product Warranty and Overstock Returns
We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products in the light-duty parts categories, with more limited warranties for our heavy-duty and specialty vehicle products. In addition to warranty returns, we may permit our customers to return new, undamaged products to us within customer-specific limits if they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency, and average cost of claims and the probability of customer returns. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Revisions to these estimates are made, when necessary, based upon changes in these factors. We regularly study trends of such claims.

Foreign Currency
Many of our products and related raw materials and components are purchased from suppliers in non-U.S. countries. The products are generally sourced through purchase orders with the purchase price specified in U.S. dollars. Accordingly, we generally do not have exposure to fluctuations in the relationship between the U.S. dollar and various foreign currencies between the time of execution of the purchase order and payment for the product.
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
Impact of Inflationary Costs
We experienced broad-based inflationary impacts during the year ended December 31, 2023, due primarily to global transportation and logistics constraints, which resulted in significantly higher transportation costs, tariffs and material costs, and wage inflation from an increasingly competitive labor market. Higher labor costs and material inflation resulting from geopolitical events, rising interest rates, disruptions to supply chain and logistics networks, and the trade policies of the U.S. or the countries where we source or sell our products may negatively impact our results in the future. We attempt to offset inflationary pressures with cost-saving initiatives, price increases to customers, and the use of alternative suppliers. There can be no assurance that we will be successful in implementing such cost-saving initiatives, pricing increases, or supplier diversification in the future to offset increased inflationary costs, or that the price increases we implement will not make our products uncompetitive or negatively impact customer demand.
Impact of Interest Rates
Our business is subject to interest rate risk under the terms of our customer accounts receivable sales programs, as a change in the Term Secured Overnight Financing Rate (“Term SOFR”) or alternative discount rate affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our credit facility bear interest at variable rates tied to Term SOFR or the applicable base rate. Under the terms of the credit facility, a change in interest rates affects the rate at which we can borrow funds thereunder and impacts the interest cost on existing borrowings. Interest rates may remain steady at their current levels for prolonged periods or may increase in the future, resulting in increased costs associated with our accounts receivable sales programs and outstanding borrowings. Interest rates remained elevated throughout much of 2024, but began to decline starting in the second half of that year and generally declined throughout 2025.
Impact of Tariffs
We source the majority of our raw materials and parts from suppliers in various non-U.S. countries. In 2025, approximately 77% of our total volume of purchases of products was sourced from suppliers in various non-U.S. countries, with approximately 38% sourced from third-party suppliers in China. At the beginning of 2025, the U.S. Administration implemented new tariffs that took effect throughout the year, and it continues to engage in trade negotiations with other countries regarding the implementation of additional tariffs. These actions, as well as reactionary tariff adjustments made by other countries, have impacted our business and contributed to inflationary cost increases, and we expect these impacts to continue.

We have taken actions designed to mitigate the impacts of tariffs, including, but not limited to, diversifying our supply chain and negotiating cost concessions from our suppliers where possible. In addition, starting in the third quarter of 2025, we implemented pass-through price increases to offset the dollar impact of certain new tariff costs. We experienced a temporary increase in gross margin in 2025 due to the price increases taking effect before the increased cost of inventory, reflecting higher tariffs, was recognized as an expense in our statement of operations. We expect gross margin to decrease as we start to recognize these higher tariff costs in our Statement of Operations and Comprehensive Income in 2026.
On February 20, 2026, the U.S. Supreme Court issued a ruling striking down certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ultimate availability, timing, and amount of any potential refunds of such tariffs remain highly uncertain and are subject to further legal, regulatory, and administrative developments. Following the Supreme Court’s decision, the U.S. Administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. There remains substantial uncertainty regarding the duration of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs may be imposed, modified, or suspended, and the impacts of such actions on our business. There also remains substantial uncertainty regarding how countries with which the U.S. has negotiated or is in the process of negotiating tariff trade deals will respond to any further tariff actions by the U.S. Administration. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.
Results of Operations
The following table sets forth, for the periods indicated, the dollar value and percentage of net sales represented by certain items in our Consolidated Statements of Operations:

	For the Year Ended December 31,
(in thousands, except percentage data)	2025		2024
Net sales	$2,130,319	100.0%	$2,009,197	100.0%
Cost of goods sold	1,232,582	57.9%	1,202,838	59.9%
Gross profit	897,737	42.1%	806,359	40.1%
Selling, general, and administrative expenses	541,484	25.4%	513,450	25.6%
Goodwill impairment charge	56,706	2.7%	—	—%
Income from operations	299,547	14.1%	292,909	14.6%
Interest expense, net	28,575	1.3%	39,727	2.0%
Other income, net	4,473	0.2%	3,070	0.2%
Income before income taxes	275,445	12.9%	256,252	12.8%
Provision for income taxes	71,251	3.3%	66,248	3.3%
Net income	$204,194	9.6%	$190,004	9.5%
*Percentage of sales information may not add due to rounding
Year Ended December 31, 2025, Compared to Year Ended December 31, 2024
Net sales increased $121.1 million, or 6.0%, for the year ended December 31, 2025, compared to the prior year, driven by tariff-related pricing actions in our Light Duty and Heavy Duty segments, increased customer demand in the first half of the year, and sales of new products, partially offset by reduced demand impacted by soft market conditions in the heavy duty and specialty vehicle sectors.
Gross profit as a percentage of net sales increased 200 basis points compared to the prior year, primarily due to a timing benefit of tariff-related price increases taking effect before the increased cost of inventory, reflecting higher tariffs, was recognized as an expense in our statement of operations. Additionally, favorable mix from higher sales of new products, as well as supplier diversification, productivity, and automation initiatives, benefited the gross profit percentage during the year.

Selling, general, and administrative expenses (“SG&A”) increased $28.0 million, but decreased 20 basis points as a percentage of net sales for the year ended December 31, 2025, compared to the prior year, due to favorable leverage on higher net sales that more than offset additional investments made in the current year.
Goodwill impairment charge represents a non-cash charge recorded in the year ended December 31, 2025, for the Heavy Duty reporting unit. As part of our annual goodwill impairment evaluation during the fourth quarter, management concluded that the carrying value of the Heavy Duty reporting unit exceeded its fair value and therefore recorded an impairment charge of $56.7 million, representing the goodwill balance in the Heavy Duty reporting unit as of the measurement date. The Heavy Duty reporting unit has been negatively impacted by continued macroeconomic challenges impacting the heavy-duty aftermarket industry, resulting in reduced projections of cash flows.
Our effective tax rate remained flat at 25.9% in the years ended December 31, 2025, and December 31, 2024. The effective tax rate for the year ended December 31, 2025, reflected the impact of a goodwill impairment charge that increased the rate by 2.1%. The effective tax rate in the prior year included a reserve in connection with a state tax dispute, which increased the rate by approximately 2.5%.
Segment Operating Results
Segment operating results were as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024
Net Sales:
Light Duty	$1,692,055	$1,565,601
Heavy Duty	232,594	231,515
Specialty Vehicle	205,670	212,081
Total	$2,130,319	$2,009,197

Segment income from operations:
Light Duty	$347,318	$284,165
Heavy Duty	5,111	6,479
Specialty Vehicle	26,850	32,335
Total	$379,279	$322,979
Light Duty
Light Duty net sales increased $126.5 million, or 8.1%, for the year ended December 31, 2025, compared to the prior year, primarily due to tariff-related pricing actions, increased customer demand in the first half of the year, and strong demand for new products.
Light Duty segment income from operations as a percentage of net sales increased to 20.5% for the year ended December 31, 2025, from 18.2% for the year ended December 31, 2024. This increase was primarily driven by a timing benefit of tariff-related price increases taking effect before the increased cost of inventory, reflecting higher tariffs, was recognized as an expense in segment income, favorable mix from higher new product sales, operational excellence initiatives delivering cost savings, and favorable leverage on higher net sales.
Heavy Duty
Heavy Duty net sales increased $1.1 million, or 0.5%, for the year ended December 31, 2025, compared to the prior year. The increase in net sales primarily reflects tariff-related pricing actions offset by reduced customer demand from continued market pressures in freight transportation and the trucking aftermarket.
Heavy Duty segment income from operations as a percentage of net sales decreased by 60 basis points for the year ended December 31, 2025, compared to the prior year. This decrease was primarily driven by lower productivity, and the impact of investments we made as part of initiatives to grow sales and improve margins on a long-term basis.
Specialty Vehicle
Specialty Vehicle net sales decreased $6.4 million, or 3.0%, for the year ended December 31, 2025, compared to the prior year, primarily due to reduced customer demand across our sales channels, partially offset by pricing actions.
Specialty Vehicle segment income from operations as a percentage of net sales decreased to 13.1% for the year ended December 31, 2025, from 15.2% for the year ended December 31, 2024. This decrease was primarily driven by the deleverage of fixed costs on lower net sales volumes and higher tariff costs incurred on products sold starting in the fourth quarter of 2025.
Liquidity and Capital Resources
Historically, our primary sources of liquidity have been our invested cash and the cash flow we generate from our operations, including accounts receivable sales programs facilitated by certain customers. The following table presents key liquidity and capital resource metrics as of December 31, 2025, and 2024.

(in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$49,436	$57,137
Working capital	$1,028,699	$805,958
Shareholders' equity	$1,477,075	$1,293,470
Based on our current operating plan, we believe that our sources of available capital are adequate to meet our ongoing cash needs for at least the next twelve months. However, our liquidity could be negatively affected by extending payment terms to customers, a decrease in demand for our products, higher interest rates, the outcome of contingencies, or other factors. See Note 10, “Commitments and Contingencies”, to the Consolidated Financial Statements, included under ITEM 8, for additional information regarding commitments and contingencies that may affect our liquidity.
At December 31, 2025, our long-term cash requirements under our various contractual obligations include non-cancellable operating leases and outstanding borrowings under our credit agreement as follows:
•Operating leases – total obligations under non-cancellable operating leases were $138.8 million, with $30.0 million due over the next twelve months. Refer to Note 4, “Leases”, to the Consolidated Financial Statements, included under ITEM 8, for additional information regarding our leases.
•Credit agreement – total obligations under our credit agreement were $440.6 million, with $37.5 million due over the next twelve months. Refer to Note 6, “Long-Term Debt”, to the Consolidated Financial Statements, included under ITEM 8, for additional information regarding our credit agreement.
Tariffs
Increases in tariffs accelerate our use of cash, as we pay for the higher costs upon arrival of our goods in the United States, but we collect the cash from any pass-through price increases to our customers on a delayed basis, taking into account our inventory turns and payment terms negotiated with those customers. We currently anticipate that additional liquidity needs to cover increased tariffs on imported products can be managed through additional factoring under our accounts receivable sales programs with certain customers, as well as borrowings under our existing revolving credit facility.
Payment Terms and Accounts Receivable Sales Programs
We have and may continue to extend payment terms to certain customers in response to customer requests and market demands. These extended terms have resulted in increased accounts receivable levels and significant cash usage. Where available and when we deem appropriate, we participate in accounts receivable sales programs with several customers. The programs generally enable us to sell our accounts receivable to financial institutions at discounted rates without recourse to offset the negative cash flow impact of these payment term extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash upfront than if we collected those accounts receivable ourselves in due course, resulting in accounts receivable factoring costs. Moreover, since these accounts receivable sales programs bear interest at rates tied to the Term SOFR or other reference rates, increases in these applicable rates increase our cost to sell our receivables and reduce the amount of cash we receive. See ITEM 7A, “Quantitative and Qualitative Disclosures about Market Risk” for more information. Further extensions of customer payment terms would result in additional cash usage or increased costs associated with the sales of accounts receivable.
Sales of accounts receivable under these programs, and related factoring costs, were as follows:

(in thousands)	December 31, 2025	December 31, 2024
Sales of accounts receivable	$1,387,816	$1,106,400
Factoring costs	$58,309	$51,252
If receivables had not been sold, $1,093.1 million and $853.6 million of additional receivables would have been outstanding at December 31, 2025 and 2024, respectively, based on standard payment terms. We had capacity to sell more accounts receivable under these programs if the needs of the business warranted. Further extensions of customer payment terms would result in additional uses of cash or increased costs associated with the sales of accounts receivable.
The increase in factoring costs year over year was primarily driven by higher accounts receivable sold under these programs, partially offset by lower Term SOFR rates in 2025.
Credit Agreement
We have a credit agreement that consists of a $600.0 million revolving credit facility and a $500.0 million term loan. The credit agreement matures on October 4, 2027, is guaranteed by the Company’s material domestic subsidiaries, and is supported by a security interest in substantially all of the Company’s material domestic subsidiaries’ personal property and assets, subject to certain exceptions. As of December 31, 2025, there were $440.6 million in outstanding borrowings under the term loan. Also on that date, we had outstanding letters of credit for $1.1 million in the aggregate. Net of outstanding borrowings and letters of credit, we had $598.9 million available under the credit agreement as of December 31, 2025.
Our credit agreement contains affirmative and negative covenants. As of December 31, 2025, we were not in default with respect to our credit agreement.
Refer to Note 6, "Long-Term Debt", to the Consolidated Financial Statements, included under ITEM 8, for additional information regarding the credit agreement.
Cash Flows
Below is a table setting forth the key lines of our Consolidated Statements of Cash Flows:

	For the Year Ended December 31,
(in thousands)	2025	2024
Cash provided by operating activities	$113,634	$231,047
Cash used in investing activities	(37,969)	(39,321)
Cash used in financing activities	(83,689)	(170,979)
Effect of foreign exchange on cash and cash equivalents	323	(424)
Net (decrease) increase in cash and cash equivalents	$(7,701)	$20,323
During the year ended December 31, 2025, cash provided by operating activities decreased $117.4 million from the prior year primarily as a result of cash used to fund investments in inventory to meet customer demand and to pay for increased tariffs on imports, partially offset by higher proceeds from selling accounts receivable under our customer-sponsored accounts receivable sales programs.

Investing activities used $38.0 million and $39.3 million of cash in the years ended December 31, 2025, and 2024, respectively.
Cash used in financing activities during the year ended December 31, 2025, decreased $87.3 million from the prior year, due to lower levels of debt repayments and share repurchases in the current year, and included $39.8 million paid to repurchase 313,334 shares of common stock under our share repurchase plan, and the repayment of $14.0 million of outstanding borrowings under our revolving credit facility and $28.1 million of our term loan balance under our credit agreement. During the year ended December 31, 2024, $78.9 million was paid to repurchase 865,283 shares of common stock under our share repurchase plan, and we repaid $78.8 million of outstanding borrowings under our revolving credit facility and $15.6 million of our term loan balance under our credit agreement. The remaining uses of cash from financing activities in each period resulted primarily from the repurchase of our common stock from our 401(k) Plan and income tax withholding in connection with the vesting of restricted stock awards (“RSAs”) and restricted stock units (“RSUs”), partially offset by proceeds from the exercise of stock options.
Off-Balance Sheet Arrangements
Off-balance sheet arrangements are transactions, agreements, or other contractual arrangements with an unconsolidated entity for which we have an obligation to the entity that is not recorded in our consolidated financial statements. We have not utilized off-balance sheet financial instruments, and currently do not plan to utilize off-balance sheet arrangements in the future to fund our working capital requirements, operations, or growth plans.
We may issue standby letters of credit under our credit agreement. Letters of credit totaling $1.1 million and $1.2 million were outstanding at December 31, 2025, and 2024, respectively. Those letters of credit are issued primarily to satisfy the requirements of workers' compensation, general liability, and other insurance policies. Each of the outstanding letters of credit has a one-year term from the date of issuance.
We do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current, or future effect on our financial condition, revenues, expenses, cash flows, results of operations, liquidity, capital expenditures, or capital resources.
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
The following table represents the total payments for the years ended December 31, 2025, 2024, and 2023, under the related party agreements described above:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Facility leases with Steven Berman-related entities	$735	$715	$2,918
Facility leases with Lindsay Hunt-related entities	$2,812	$2,757	$2,603
Service agreements with Lindsay Hunt-related entities	$46	$54	$200

We are a partner in a joint venture with one of our suppliers and own minority interest investments in two other suppliers. Aggregate purchases from these companies were $24.8 million, $18.4 million, and $22.7 million in the years ended December 31, 2025, 2024, and 2023, respectively.
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
Goodwill and Other Acquired Intangible Assets
Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. For the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount (“Step 0”). If through the Step 0 test we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount (or if the Company elects to not perform Step 0), then we would perform a quantitative test (“Step 1”) to determine whether an impairment charge was necessary. During 2025 and 2024, we elected to perform a Step 1 test of our goodwill for the purpose of assessing goodwill for impairment.
We estimate the fair value of our reporting units based primarily upon discounted cash flow projections for their underlying operations, which requires us to make significant assumptions regarding estimated cash flows, including long-term revenue and expense forecasts, profit margins, discount rates, and terminal growth rates. We develop these assumptions based on the market risks unique to each reporting unit. In addition to the use of discounted cash flow projections, when appropriate, our estimates of the fair values of our reporting units include the results of applying the guideline company valuation method, which is a market approach. The application of the guideline company valuation method requires us to make judgments regarding (1) the appropriate set of comparable publicly traded guideline peer companies for which observable market multiples should be considered and (2) the appropriate multiple(s) to select from the range of multiples that may be observed for those guideline companies.
For the year ended December 31, 2025, we determined that the carrying value of our Heavy Duty reporting unit exceeded its fair value, and therefore recorded an impairment charge of $56.7 million, representing the balance of goodwill in that reporting unit. For the year ended December 31, 2024, we determined that goodwill was not impaired at that time as part of our annual goodwill impairment review.
Refer to Note 5, "Goodwill and Intangible Assets," in the accompanying consolidated financial statements for additional information on the goodwill impairment charge recorded in 2025.

Recently Issued Accounting Pronouncements
Refer to Note 1, “Summary of Significant Accounting Policies,” in the accompanying consolidated financial statements for additional information on recently issued accounting pronouncements.
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
Under the terms of our customer-sponsored programs to sell accounts receivable, a change in the reference rate would affect the amount of financing costs we incur, and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in Term SOFR or the discount rates on the accounts receivable sales programs would have increased our factoring costs and reduced the amount of cash we would have received by approximately $11.3 million, $8.8 million, and $7.9 million in the years ended December 31, 2025, 2024, and 2023, respectively.
Under the terms of our credit agreement, a change in the reference rate or the lender’s base rate would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the reference rate or base rate would have increased our interest expense on our variable rate debt under our credit agreement by approximately $4.6 million, $5.6 million, and $6.8 million in the years ended December 31, 2025, 2024, and 2023, respectively.
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
ITEM 8. Financial Statements and Supplementary Data.
Our financial statement schedule that is filed with this Annual Report on Form 10-K is listed in PART IV – ITEM 15, “Exhibits, Financial Statement Schedules.”

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Dorman Products, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Dorman Products, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Accrual for customer credits for defective product returns
As disclosed in Notes 1 and 11 to the consolidated financial statements, the Company estimates customer credits for defective product returns and other items. The accrual for customer credits to be issued for defective product returns includes assumptions about the length of time between when a sale occurs and a credit is issued. The provision for customer credits is reflected in the consolidated financial statements as a reduction from gross sales and accruals for customer credits are a portion of accrued customer rebates and returns. At December 31, 2025, accrued customer rebates and returns were $197.4 million.
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
Philadelphia, Pennsylvania
February 27, 2026

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Net sales	$2,130,319	$2,009,197	$1,929,788
Cost of goods sold	1,232,582	1,202,838	1,244,365
Gross profit	897,737	806,359	685,423
Selling, general, and administrative expenses	541,484	513,450	470,663
Goodwill impairment charge	56,706	—	—
Income from operations	299,547	292,909	214,760
Interest expense, net	28,575	39,727	48,061
Other income, net	4,473	3,070	1,804
Income before income taxes	275,445	256,252	168,503
Provision for income taxes	71,251	66,248	39,244
Net income	$204,194	$190,004	$129,259
Other comprehensive income:
Change in foreign currency translation adjustment	$2,254	$(4,185)	$713
Comprehensive Income	$206,448	$185,819	$129,972

Earnings per share:
Basic	$6.69	$6.17	$4.11
Diluted	$6.64	$6.14	$4.10
Weighted average shares outstanding:
Basic	30,541	30,797	31,455
Diluted	30,756	30,956	31,533
See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$49,436	$57,137
Accounts receivable, less allowance for doubtful accounts of $1,948 and $1,619	479,252	573,787
Inventories	959,019	707,977
Prepaids and other current assets	33,819	30,859
Total current assets	1,521,526	1,369,760
Property, plant, and equipment, net	168,777	164,499
Operating lease right-of-use assets	112,805	118,499
Goodwill	387,334	442,886
Intangible assets, net	257,079	278,213
Deferred tax assets	—	5,786
Other assets	45,557	44,878
Total assets	$2,493,078	$2,424,521
Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$185,125	$231,814
Accrued compensation	30,756	44,002
Accrued customer rebates and returns	197,398	204,355
Revolving credit facility	—	13,960
Current portion of long-term debt	37,500	28,125
Other accrued liabilities	42,048	41,546
Total current liabilities	492,827	563,802
Long-term debt	402,413	439,513
Long-term operating lease liabilities	96,568	105,142
Deferred tax liabilities	3,977	3,700
Other long-term liabilities	20,218	18,894
Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, par value $0.01; authorized 50,000,000 shares; issued and outstanding 30,391,955 and 30,565,855 shares in 2025 and 2024, respectively	304	306
Additional paid-in capital	137,109	119,077
Retained earnings	1,344,183	1,180,862
Accumulated other comprehensive loss	(4,521)	(6,775)
Total shareholders' equity	1,477,075	1,293,470
Total liabilities and shareholders' equity	$2,493,078	$2,424,521
See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2022	31,430,632	$314	$88,750	$956,870	$(3,303)	$1,042,631
Exercise of stock options	17,489	—	1,167	—	—	1,167
Compensation expense under incentive stock plan	—	—	11,484	—	—	11,484
Purchase and cancellation of common stock	(215,410)	(2)	(387)	(16,104)	—	(16,493)
Issuance of non-vested stock, net of cancellations	93,437	1	1,985	—	—	1,986
Other stock-related activity	(26,378)	—	(1,954)	(590)	—	(2,544)
Other comprehensive loss	—	—	—	—	713	713
Net income	—	—	—	129,259	—	129,259
Balance at December 31, 2023	31,299,770	313	101,045	1,069,435	(2,590)	1,168,203
Exercise of stock options	63,605	1	4,711	—	—	4,712
Compensation expense under incentive stock plan	—	—	15,012	—	—	15,012
Purchase and cancellation of common stock	(874,428)	(9)	(1,574)	(78,444)	—	(80,027)
Issuance of non-vested stock, net of cancellations	100,778	1	2,120	—	—	2,121
Other stock-related activity	(23,870)	—	(2,237)	(133)	—	(2,370)
Other comprehensive loss	—	—	—	—	(4,185)	(4,185)
Net income	—	—	—	190,004	—	190,004
Balance at December 31, 2024	30,565,855	306	119,077	1,180,862	(6,775)	1,293,470
Exercise of stock options	39,260	—	3,697	—	—	3,697
Compensation expense under incentive stock plan	—	—	19,635	—	—	19,635
Purchase and cancellation of common stock	(326,723)	(3)	(588)	(40,873)	—	(41,464)
Issuance of non-vested stock, net of cancellations	165,934	2	2,125	—	—	2,127
Other stock-related activity	(52,371)	(1)	(6,837)	—	—	(6,838)
Other comprehensive loss	—	—	—	—	2,254	2,254
Net income	—	—	—	204,194	—	204,194
Balance at December 31, 2025	30,391,955	$304	$137,109	$1,344,183	$(4,521)	$1,477,075
See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Cash Flows from Operating Activities:
Net income	$204,194	$190,004	$129,259
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, and accretion	55,732	56,700	54,729
Provision for doubtful accounts	332	90	4,592
Provision (benefit) from deferred income taxes	6,152	(10,838)	(2,960)
Provision for stock-based compensation	19,635	15,012	11,484
Fair value adjustment to contingent consideration	—	—	(20,468)
Goodwill impairment charge	56,706	—	—
Changes in assets and liabilities:
Accounts receivable	94,406	(47,232)	(104,020)
Inventories	(250,373)	(72,087)	118,606
Prepaids and other current assets	(3,289)	(4,866)	15,324
Other assets	(5,603)	796	(4,931)
Accounts payable	(47,749)	55,713	(3,138)
Accrued customer rebates and returns	(6,976)	(120)	12,372
Accrued compensation and other liabilities	(9,533)	47,875	(2,091)
Cash provided by operating activities	113,634	231,047	208,758
Cash Flows from Investing Activities:
Acquisitions, net of divestitures	—	100	67
Property, plant, and equipment additions	(37,969)	(39,421)	(43,968)
Cash used in investing activities	(37,969)	(39,321)	(43,901)
Cash Flows from Financing Activities:
Payments of revolving credit line	(13,960)	(78,800)	(146,600)
Payments of long-term debt	(28,125)	(15,625)	(12,500)
Payment of deferred acquisition consideration	—	(200)	—
Proceeds from exercise of stock options	3,697	4,711	1,167
Purchase and cancellation of common stock	(40,591)	(80,811)	(15,709)
Other stock-related activity	(4,710)	(254)	(467)
Cash used in financing activities	(83,689)	(170,979)	(174,109)
Effect of exchange rate changes on Cash and Cash Equivalents	323	(424)	32
Net (Decrease) increase in Cash and Cash Equivalents	(7,701)	20,323	(9,220)
Cash and Cash Equivalents, Beginning of Period	57,137	36,814	46,034
Cash and Cash Equivalents, End of Period	$49,436	$57,137	$36,814
Supplemental Cash Flow Information
Cash paid for interest expense	$27,363	$38,713	$49,507
Cash paid for income taxes, net of amount refunded	$68,632	$56,705	$35,465
See accompanying Notes to Consolidated Financial Statements.

DORMAN PRODUCTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025
1. Summary of Significant Accounting Policies
Dorman Products, Inc. ("Dorman", the "Company", “we”, “us”, or “our”) is a supplier of replacement and upgrade parts in the motor vehicle aftermarket industry, serving passenger cars, light-, medium-, and heavy-duty trucks as well as specialty vehicles, including utility terrain vehicles ("UTVs") and all-terrain vehicles ("ATVs"). We operate through three business segments: Light Duty, Heavy Duty, and Specialty Vehicle, consistent with the sectors of the motor vehicle aftermarket industry in which we operate. For more information on our segments, refer to Note 7, "Segment Information," to the Consolidated Financial Statements.
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
Accounts Receivable. Accounts receivable from our customers are presented net of an allowance for expected credit losses. The allowance is established based on factors including the age of receivable balances, historical loss experience, and specific facts and circumstances.
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

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Sales of accounts receivable	$1,387,816	$1,106,400	$949,517
Factoring costs	$58,309	$51,252	$50,231
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
Property, Plant, and Equipment. Property, plant, and equipment are recorded at cost and depreciated over the estimated useful lives, which range from 1 to 39 years, using the straight-line method for financial statement reporting purposes and accelerated methods for income tax purposes. The costs of maintenance and repairs are expensed as incurred. Renewals and betterments are capitalized. Gains and losses on disposals are included in operating results.

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
Goodwill is reviewed for impairment on an annual basis or whenever events or changes in circumstances indicate the carrying value of the goodwill may be impaired. The Company has historically performed its annual goodwill impairment assessment as of the last day of the fiscal month of October. During 2025, the Company changed the date of its annual impairment assessment from the last day of the fiscal month of October to the first day of the fiscal fourth quarter. The change was made to more closely align the impairment assessment date with the Company’s planning and forecasting processes.
For the annual test, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount (“Step 0”). If through the Step 0 test we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount (or if the Company elects to not perform Step 0), then we would perform a quantitative test (“Step 1”) to determine whether an impairment charge was necessary. During 2025 and 2024, we elected to perform a Step 1 test of our goodwill for the purpose of assessing goodwill for impairment.
For the year ended December 31, 2025, we determined that the carrying value of our Heavy Duty reporting unit exceeded its fair value, and therefore recorded an impairment charge of $56.7 million during the fourth quarter, representing the balance of goodwill in that reporting unit. For the year ended December 31, 2024, we determined that goodwill was not impaired at that time. Refer to Note 5, "Goodwill and Intangible Assets," for additional information.
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
Core inventory was $14.8 million and $15.4 million as of December 31, 2025, and 2024, respectively, and is classified as long-term based on our view that the value of the cores is not expected to be consumed or realized in cash during our normal annual operating cycle.
We have investments that we account for according to the equity method of accounting. The total book value of these investments was $12.3 million and $11.2 million at December 31, 2025, and 2024, respectively. These investments provided $4.1 million, $5.3 million, and $5.7 million of income during the years ended December 31, 2025, 2024, and 2023, respectively. Additionally, we have an investment that we account for according to the cost method of accounting. The carrying book value of this investment was $5.0 million as of both December 31, 2025, and 2024.

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
As noted above, Customer Credits include core return deposits, which are an estimate of the amount we believe we will refund to our customers when used cores are returned to us. The price we invoice to customers for remanufactured cores contains both the amount we charge to remanufacture the part and a deposit for the core. We charge a core deposit to encourage the customer to return the used core to us so that it can be used in our remanufacturing process. We allow our customers up to 24 months to return the used core to us. Core return deposits are reserved based on the expected deposits to be issued to customers based on historical returns.
Research and Development. Research and development costs are expensed as incurred. Research and development costs totaling $34.5 million, $32.1 million, and $32.3 million have been recorded in selling, general, and administrative expenses in the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023, respectively.
Stock-Based Compensation. At December 31, 2025, we had awards outstanding under a stock-based employee compensation plan, which is described more fully in Note 13, "Capital Stock." We record compensation expense for all awards granted. The value of time-based restricted stock awards (“RSAs”) and restricted stock units (“RSUs”) issued was based on the fair value of our common stock on the grant date. The fair value of performance-based RSUs, for which the performance measure is total shareholder return relative to a defined peer group, is determined using a Monte Carlo simulation model. The fair value of performance-based RSUs for which the performance measure is return on invested capital over the performance period was based on the fair value of our common stock on the grant date. The fair value of stock options granted is determined using the Black-Scholes option valuation model on the grant date.
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
Concentrations of Risk. Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. All cash equivalents are managed within established guidelines that limit the amount that may be invested with one issuer. A significant percentage of our accounts receivable have been, and will continue to be, concentrated among a relatively small number of automotive retailers and warehouse distributors in the United States. Our four largest customers accounted for

78% of net accounts receivable as of both December 31, 2025, and 2024. We continually monitor the credit terms and credit limits for these and other customers.
For the years ended December 31, 2025, and 2024, approximately 77% and 72%, respectively, of our products were purchased from suppliers in a variety of non-U.S. countries, with the largest portion of our overseas purchases being made in China.
Fair Value Disclosures. The carrying value of financial instruments, such as cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities, approximates their fair value based on the short-term nature of these instruments. The carrying value of our long-term debt approximates its fair value because it bears interest at a rate indexed to a market rate ("Term SOFR"). Additionally, the fair values of assets acquired and liabilities assumed are determined at the date of acquisition. Contingent consideration associated with an acquisition is recorded at fair value at the acquisition date and is adjusted to fair value at each reporting period.
Recent Accounting Pronouncements. In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, Improvements to Income Tax Disclosures. The ASU expands disclosures in the income tax rate reconciliations table and cash taxes paid. We adopted this guidance effective as of December 31, 2025, on a retrospective basis. The adoption of this standard had no material impact on our results of operations, financial condition, or cash flows. Refer to Note 9 "Income Taxes," for the additional disclosures required under this standard.
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses. The ASU requires additional disclosures about categories of expenses, including, among other things, quantitative disclosures for employee compensation, depreciation, intangible asset amortization, selling expenses, and purchases of inventory. The updated guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. We expect to implement this new standard by its effective date, and do not anticipate that its adoption will have an impact on our results of operations, financial condition, or cash flows.
2. Inventories
Inventories were as follows:

	December 31,
(in thousands)	2025	2024
Raw materials	$36,698	$29,233
Bulk product	287,653	246,604
Finished product	622,029	421,734
Packaging materials	12,639	10,406
Total	$959,019	$707,977
3. Property, Plant, and Equipment
Property, plant, and equipment include the following:

	December 31,
(in thousands)	2025	2024
Buildings	$65,402	$67,040
Machinery, equipment, and tooling	233,828	223,807
Furniture, fixtures, and leasehold improvements	34,403	18,390
Software and computer equipment	141,661	127,578
Total	475,294	436,815
Less: accumulated depreciation and amortization	(306,517)	(272,316)
Property, plant, and equipment, net	$168,777	$164,499

Depreciation and amortization expenses associated with property, plant, and equipment were $33.6 million, $34.0 million, and $31.9 million in the years ended December 31, 2025, 2024, and 2023, respectively.
Net property, plant, and equipment outside the United States was $4.3 million and $4.6 million as of December 31, 2025, and 2024, respectively.
4. Leases
We determine whether an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys the right to control the use of an identified fixed asset explicitly or implicitly for a period of time in exchange for consideration. Control of an underlying asset is conveyed if we obtain the rights to direct the use of the asset and to obtain substantially all of the economic benefit from its use. We have operating leases for distribution centers, sales offices, and certain warehouse and office equipment. Our operating leases have remaining lease terms of 1 to 8 years, many of which include one or more renewal options. We consider these renewal options in determining the lease term used to establish our right-of-use assets and lease liabilities when it is determined that it is reasonably certain that the renewal option will be exercised. Substantially all of our equipment leases and some of our real estate leases have terms of less than one year. Some of our operating lease agreements include variable lease costs, primarily taxes, insurance, common area maintenance, or increases in rental costs related to inflation.
Operating leases are included in the right-of-use lease assets, other current liabilities, and long-term lease liabilities on the Consolidated Balance Sheet. Right-of-use assets and lease liabilities are recognized at each lease’s commencement date based on the present values of its lease payments over its respective lease term. When a borrowing rate is not explicitly available for a lease, our incremental borrowing rate is used based on information available at the lease’s commencement date to determine the present value of its lease payments. The incremental borrowing rate is not commonly quoted and is derived through a combination of inputs, including our credit rating and the impact of full collateralization. The incremental borrowing rate is based on our collateralized borrowing capabilities over a similar term to the lease payments. We utilized the consolidated group borrowing rate for all leases, as we operate a centralized treasury operation. Operating lease payments are recognized on a straight-line basis over the lease term. We had no material finance leases as of December 31, 2025, or 2024.
Practical Expedients and Accounting Policy Elections
We have made certain accounting policy elections and are using certain practical expedients permitted under GAAP, as follows:
•Including both lease and non-lease components as a single lease component, as non-lease components of contracts have not historically been material.
•Accounting for leases with terms of one year or less as short-term leases and, as such, they are not included in the right-of-use assets or lease liabilities.
As of December 31, 2025, and 2024, there were no material variable lease costs or sublease income. Cash paid for operating leases was $26.6 million, $22.8 million, and $21.2 million during the years ended December 31, 2025, 2024, and 2023, respectively, which is classified in operating activities on the Consolidated Statements of Cash Flows. The following table summarizes the lease expense:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Operating lease expense	$28,030	$23,926	$21,747
Short-term lease expense	8,074	4,159	7,169
Total lease expense	$36,104	$28,085	$28,916

Supplemental balance sheet information related to our operating leases is as follows:

	December 31,
(in thousands)	2025	2024
Operating lease right-of-use assets	$112,805	$118,499

Other accrued liabilities	$24,481	$19,717
Long-term operating lease liabilities	96,568	105,142
Total operating lease liabilities	$121,049	$124,859

Weighted average remaining lease term (years)	5.48	6.33
Weighted average discount rate	5.20%	5.09%
The following table summarizes the maturities of our lease liabilities for all operating leases as of December 31, 2025:

(in thousands)
2026	$29,985
2027	27,813
2028	21,234
2029	19,262
2030	18,015
Thereafter	22,478
Total lease payments	138,787
Less: Imputed interest	(17,738)
Present value of lease liabilities	$121,049

5. Goodwill and Intangible Assets
Goodwill
Goodwill included the following:

(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Consolidated
Balance at December 31, 2023	$313,704	$57,876	$72,309	$443,889
Goodwill acquired	—	—	1,167	1,167
Foreign currency translation	—	(2,170)	—	(2,170)
Balance at December 31, 2024	313,704	55,706	73,476	442,886
Measurement period adjustment	—	—	154	154
Foreign currency translation	—	1,000	—	1,000
Goodwill impairment charge	—	(56,706)	—	(56,706)
Balance at December 31, 2025(1)	$313,704	$—	$73,630	$387,334
(1) Accumulated impairment losses were $56.7 million as of December 31, 2025, all within the Heavy-Duty segment.
As discussed in Note 1, "Summary of Significant Accounting Policies", to the Consolidated Financial Statements, we perform our annual goodwill impairment analysis in the fourth quarter of each year.
We determined fair values for each of the reporting units using a combination of the income approach and market approach.
Under the income approach, fair value is determined based on the present value of estimated future cash flows, discounted using a risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our expectation for the long-term outlook for each business. Actual future results may differ materially from those assumed in our forecasts. We derive our discount rates using a capital asset pricing model and analyze published rates for industries relevant to our reporting units to estimate the cost of equity financing. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our annual reporting unit valuations for the year ended December 31, 2025, ranged from 11.5% to 14.5%.
Under the market approach, metrics of publicly traded companies of comparable businesses are utilized. The selection of comparable businesses is based on the markets in which the reporting units operate, giving consideration to their risk profiles, size, geography, and diversity of products and services.
Based on the results of our annual impairment test, the fair values of each of our reporting units exceeded their carrying values except for the Heavy Duty reporting unit. Our forecasted future cash flows in the Heavy Duty reporting unit have continued to deteriorate, driven by the continued market pressures that have persisted across the heavy-duty trucking industry domestically. These challenges resulted in downward revisions to our projected earnings and cash flow forecasts within our Heavy Duty business. As a result, we recorded an impairment charge of $56.7 million, representing the balance of goodwill in our Heavy Duty reporting unit as of the measurement date.
Intangible Assets
Intangible assets, subject to amortization, included the following:

		December 31,
		2025			2024
Intangible assets subject to amortization	Weighted Average Amortization Period (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(dollars in thousands)
Customer relationships	14.6	$173,984	$(51,741)	$122,243	$173,430	$(41,358)	$132,072
Trade names	13.2	67,690	(19,119)	48,571	67,690	(14,999)	52,691
Product Portfolio	12.7	107,800	(23,215)	84,585	107,800	(16,522)	91,278
Technology	3.0	2,167	(1,567)	600	2,167	(1,318)	849
Patents and Other	8.8	2,475	(1,395)	1,080	2,350	(1,027)	1,323
Total		$354,116	$(97,037)	$257,079	$353,437	$(75,224)	$278,213
Amortization expense associated with intangible assets was $21.7 million, $22.8 million, and $22.1 million in the years ended December 31, 2025, 2024, and 2023, respectively. The estimated future amortization expense for intangible assets as of December 31, 2025, is summarized as follows:

(in thousands)
2026	$20,616
2027	20,087
2028	19,862
2029	19,775
2030	19,341
Thereafter	157,398
Total	$257,079
6. Long-Term Debt
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

Borrowings under the credit agreement bear interest at a rate per annum equal to, at our option, either a term Secured Overnight Financing Rate (“Term SOFR”) or a base rate (as defined in the credit agreement), in each case plus an applicable margin, based on the Total Net Leverage Ratio (as defined in the credit agreement). Unutilized revolving credit facility capacity incurs a commitment fee based on the Total Net Leverage Ratio (as defined in the credit agreement). As of December 31, 2025, the interest rate on the outstanding borrowings under the credit agreement was 5.07% and the commitment fee was 0.15%.
The term loan portion of the credit agreement contains mandatory repayment provisions that require quarterly principal amortization payments. The following table presents the principal amortization payments and maturities on the term loan for each of the years noted, as of December 31, 2025:

(in thousands)	December 31, 2025
2026	$37,500
2027	403,125
Total	$440,625
Long-term debt on the consolidated balance sheets is presented net of unamortized debt issuance costs, which totaled $0.7 million and $1.1 million as of December 31, 2025, and 2024, respectively.
The credit agreement contains affirmative and negative covenants, including, but not limited to, covenants regarding capital expenditures, share repurchases, and financial covenants related to the ratio of consolidated interest expense to consolidated EBITDA and the ratio of total net indebtedness to consolidated EBITDA, each as defined by the credit agreement. As of December 31, 2025, we were not in default of the covenants contained in the credit agreement.
7. Segment Information
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
The Company's chief operating decision maker ("CODM") is the chief executive officer. The CODM uses income from operations to assess segment performance. The CODM utilizes this measure for each segment in the annual budget and forecasting cycles and considers performance against established targets for purposes of allocating Company resources to each segment and in the determination of compensation for certain employees. We measure segment income from operations based on income from operations excluding acquisition-related intangible assets amortization, acquisition-related transaction and other costs, and other special charges. Corporate expenses are allocated to the segments based on segment net sales as a percentage of consolidated net sales. Segment assets consist of inventories, accounts receivable, and property, plant, and equipment, net. Intersegment sales are not material.

Segment results are as follows:

	For the Year Ended December 31, 2025
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$1,692,055	$232,594	$205,670	$2,130,319
Cost of goods sold	956,839	170,354	105,389	1,232,582
Factoring expense	58,309	—	—	58,309
Other segment expenses	329,589	57,129	73,431	460,149
Segment income from operations	$347,318	$5,111	$26,850	$379,279

Segment assets	$1,330,389	$199,768	$76,891	$1,607,048
Depreciation	$26,381	$3,349	$3,943	$33,673
Capital expenditures	$33,861	$2,817	$1,291	$37,969

	For the Year Ended December 31, 2024
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$1,565,601	$231,515	$212,081	$2,009,197
Cost of goods sold	925,319	171,732	104,994	1,202,045
Factoring expense	51,252	—	—	51,252
Other segment expenses	304,866	53,303	74,752	432,921
Segment income from operations	$284,164	$6,480	$32,335	$322,979

Segment assets	$1,203,165	$157,493	$85,606	$1,446,264
Depreciation	$26,485	$3,725	$3,750	$33,960
Capital expenditures	$34,164	$2,421	$2,836	$39,421

	For the Year Ended December 31, 2023
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$1,462,474	$256,913	$210,401	$1,929,788
Cost of goods sold	928,983	192,729	110,840	1,232,552
Factoring expense	50,231	—	—	50,231
Other segment expenses	296,101	49,679	67,943	413,723
Segment income from operations	$187,159	$14,505	$31,618	$233,282

Segment assets	$1,083,347	$162,583	$78,424	$1,324,354
Depreciation	$25,239	$3,239	$3,420	$31,898
Capital expenditures	$33,445	$3,581	$6,942	$43,968
In the preceding segment tables, Other segment expenses consist of selling, general, and administrative expenses, including salaries and benefits for product development, research, sales, marketing and administrative functions, facility costs, information technology costs, and other general expenses.

A reconciliation of segment income from operations to consolidated income before income taxes is as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Segment income from operations	$379,279	$322,979	$233,282
Acquisition-related intangible assets amortization	(21,580)	(22,476)	(21,817)
Acquisition-related transaction and other costs	(1,299)	(2,621)	(15,373)
Fair value adjustment to contingent consideration	—	—	20,469
Executive transition services expenses	—	—	(1,801)
Pretax reduction in workforce costs	(147)	(4,973)	—
Goodwill impairment charge	(56,706)	—	—
Interest expense, net	(28,575)	(39,727)	(48,061)
Other income, net	4,473	3,070	1,804
Consolidated income before income taxes	$275,445	$256,252	$168,503
A reconciliation of segment assets to consolidated assets is as follows:

	December 31,
(in thousands)	2025	2024	2023
Segment assets	$1,607,048	$1,446,264	$1,324,354
Other current assets	83,228	87,968	69,468
Other non-current assets	802,802	890,289	898,585
Consolidated assets	$2,493,078	$2,424,521	$2,292,407
8. Related Party Transactions
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
The following table represents the total payments for the years ended December 31, 2025, 2024, and 2023, under the related party agreements described above:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Facility leases with Steven Berman-related entities	$735	$715	$2,918
Facility leases with Lindsay Hunt-related entities	$2,812	$2,757	$2,603
Service agreements with Lindsay Hunt-related entities	$46	$54	$200
We are a partner in a joint venture with one of our suppliers and own a minority interest in two other suppliers. Aggregate purchases from these companies were $24.8 million, $18.4 million, and $22.7 million in the years ended December 31, 2025, 2024, and 2023, respectively.

9. Income Taxes
The components of the provision for income taxes are as follows:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$52,419	$56,879	$34,600
State	11,094	17,907	5,602
Foreign	1,586	2,300	2,002
	65,099	77,086	42,204
Deferred:
Federal	7,755	(7,407)	(1,936)
State	(850)	(2,618)	(338)
Foreign	(753)	(813)	(686)
	6,152	(10,838)	(2,960)
Provision for income taxes	$71,251	$66,248	$39,244
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	For the Year Ended December 31,
(in thousands, except percentage data)	2025		2024		2023
U.S federal statutory tax rate	$57,843	21.0%	$53,813	21.0%	$35,386	21.0%
State and local income tax, net of federal income tax effect (1)	7,159	2.6%	6,219	2.4%	3,255	1.9%
Foreign tax effects	1,298	0.5%	311	0.1%	550	0.3%
Effect of cross-border tax laws	(979)	(0.4)%	(891)	(0.3)%	(380)	(0.2)%
Tax credits	(1,450)	(0.5)%	(1,584)	(0.6)%	(1,304)	(0.8)%
Nontaxable or nondeductible items:
Goodwill impairment charge	5,845	2.1%	—	—%	—	—%
Other	1,099	0.4%	813	0.3%	825	0.5%
Changes in unrecognized tax benefits	741	0.3%	7,497	2.9%	598	0.4%
Other adjustments	(305)	(0.1)%	70	0.1%	314	0.2%
Effective tax rate	$71,251	25.9%	$66,248	25.9%	$39,244	23.3%
(1) The state and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include California, Pennsylvania and Tennessee.

The amounts of cash income taxes paid were as follows:

(in thousands)	For the Year Ended December 31,
	2025	2024	2023
Federal	$56,700	$50,195	$27,022
State and local	10,064	4,859	6,926
Foreign	1,868	1,651	1,517
Income taxes paid, net of amounts refunded	$68,632	$56,705	$35,465
No state and local or foreign jurisdictions exceeded 5 percent of total income taxes paid (net of refunds) in any period presented.
At December 31, 2025, we had $10.5 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.

The following table summarizes the change in unrecognized tax benefits for the three years ended December 31:

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Balance at beginning of year	$10,313	$4,539	$3,856
Reductions due to lapses in statutes of limitations	(211)	(174)	(716)
Reductions due to tax positions settled	—	(180)	—
Additions related to positions taken during a prior period	—	—	—
Reductions due to reversals of prior year positions	—	(1,125)	—
Additions based on tax positions taken during the current period	368	7,253	1,399
Balance at end of year	10,470	10,313	4,539
We recognize interest and penalties related to unrecognized tax benefits in income tax expense. The total amount of interest and penalties related to unrecognized tax benefits recorded within tax expense was $0.7 million and $3.1 million for the years ended December 31, 2025, and 2024, respectively. As of December 31, 2025, accrued interest and penalties related to unrecognized tax benefits were $4.2 million.
Deferred income taxes result from timing differences in the recognition of revenue and expense between tax and financial statement purposes. The sources of temporary differences are as follows:

	December 31,
(in thousands)	2025	2024
Assets:
Inventories	$20,327	$15,111
Accounts receivable	23,146	24,723
Operating lease liability	30,860	31,850
Accrued expenses	11,329	10,932
Capitalized research and development expenses	5,203	16,840
Net operating losses	384	295
Foreign tax credits	469	469
State tax credits	13	427
Capital loss carryforward	475	474
Total deferred tax assets	92,206	101,121
Valuation allowance	(1,076)	(1,429)
Net deferred tax assets	91,130	99,692
Liabilities:
Depreciation	14,166	12,938
Goodwill and intangible assets	50,814	52,564
Operating lease right of use asset	28,681	30,146
Other	1,446	1,958
Gross deferred tax liabilities	95,107	97,606
Net deferred tax assets (liabilities)	$(3,977)	$2,086
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

Based on our history of taxable income and our projection of future earnings, we believe that it is more likely than not that sufficient taxable income will be generated in the foreseeable future to realize the remaining deferred tax assets.
During 2025, we decreased the valuation allowance against the deferred tax assets noted above by an immaterial amount.
We file income tax returns in the United States, Canada, China, India, and Mexico. The statute of limitations for tax years before 2022 is closed for U.S. federal income tax purposes. The statute of limitations for tax years before 2017 is closed for the states in which we file. The statute of limitations for tax years before 2022 is closed for income tax purposes in Canada, China, and India. The statute of limitations for tax years before 2020 is closed for income tax purposes in Mexico.
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
Acquisitions. We have contingent consideration related to a prior acquisition due to the uncertainty of the ultimate amount of any payments that will become due as earnout payments if performance targets are achieved. If the remaining performance targets for the acquisition are fully achieved, the maximum additional contingent payments to be made under the transaction documents would be $2.0 million in the aggregate.
As of December 31, 2025, and December 31, 2024, we estimated that zero payments are expected to become due in connection with the acquisition, and therefore accrued no liability.
For the year ended December 31, 2023, we recorded a net decrease of $20.0 million to the contingent consideration liability for a prior acquisition, comprising a $20.5 million decrease in fair value based on the modeling of a range of performance outcomes relative to the achievement of targets established in the purchase agreement, partially offset by $0.5 million of accretion on the liability resulting from the passage of time. The net benefit was included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
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
All of our revenue was recognized under the point-in-time approach during the years ended December 31, 2025, 2024, and 2023. Also, we do not have significant financing arrangements with our customers. Our credit terms are all less than one year. Lastly, we do not receive noncash consideration (such as materials or equipment) from our customers to facilitate the fulfillment of our contracts.
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
Disaggregated Revenue
For disaggregation of net sales by operating segments, refer to Note 7, "Segment Information", to the Consolidated Financial Statements.
The following table presents our disaggregated net sales by geography.

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Net Sales to U.S. Customers	$1,966,330	$1,848,420	$1,772,092
Net Sales to Non-U.S. Customers	163,989	160,777	157,696
Net Sales	$2,130,319	$2,009,197	$1,929,788
During the years ended December 31, 2025, and December 31, 2024, two customers each accounted for more than 10% of net sales, and in the aggregate, these two customers accounted for 40% and 39% of net sales, respectively. For the year ended December 31, 2023, three customers each accounted for more than 10% of net sales, and in the aggregate, these three customers accounted for 44% of net sales. Sales to these customers are included in the Light Duty segment.
12. Capital Stock
Controlling Interest by Officers, Directors and Family Members. As of December 31, 2025, and 2024, Steven Berman, the Non-Executive Chairman of the Company, and members of his family beneficially owned approximately 13% and 15%, respectively, of the outstanding shares of our common stock, and could influence matters requiring approval of shareholders, including the election of the Board of Directors and the approval of significant transactions.
Undesignated Stock. We have 50,000,000 shares authorized of undesignated capital stock for future issuance. The designation, rights, and preferences of such shares will be determined by our Board of Directors.
Incentive Stock Plan. Prior to May 16, 2018, we issued stock compensation grants under our 2008 Stock Option and Stock Incentive Plan. On May 16, 2018, our shareholders approved our 2018 Stock Option and Stock Incentive Plan (the “2018 Plan” or the “Plan”), which superseded our 2008 Stock Option and Stock Incentive Plan. Under the terms of the Plan, our Board of Directors may grant up to 1,200,000 shares of common stock in the form of shares of restricted stock, restricted stock units, stock appreciation rights, and stock options, or combinations thereof, to officers, directors, employees, consultants, and advisors. Grants under the Plan must be made on or before the tenth anniversary of the date the Plan was approved. Stock options are exercisable upon the terms set forth in each grant agreement approved by the Board of Directors, but in no event more than ten years from the date of grant. Restricted stock and restricted stock units vest in accordance with the terms set forth in each applicable award agreement approved by our Board of Directors. At December 31, 2025, 256,388 shares were available for grant under the Plan.
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
We issue RSUs to certain employees and members of our Board of Directors. For time-based RSUs, compensation cost is recognized on a straight-line basis over the vesting period and is calculated using the closing price per share of our common stock on the grant date. Performance-based RSUs that were granted in 2020 through 2023 vest based on our total shareholder return ranking relative to the S&P Mid-Cap 400 Growth Index over a three-year performance period (market condition). Beginning in the year ended December 31, 2024, performance-based RSUs included certain grants that vest based on our total shareholder return ranking relative to the Nasdaq US Benchmark Auto Parts Index over a three-year performance period (market condition), and other grants that vest based upon achievement of return on invested capital targets over a three-year performance period (performance condition).

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
The following table summarizes the weighted average valuation assumptions used to calculate the fair value of total shareholder return performance-based RSUs containing a market condition granted:

	For the Year Ended December 31,
	2025	2024	2023
Share price	$129.55	$90.47	$91.28
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	31.3%	33.4%	32.8%
Risk-free interest rate	4.1%	4.4%	4.6%
Expected life	2.8 years	2.8 years	2.8 years
The share price is the Company’s closing share price as of the valuation date. The risk-free interest rate is based on the U.S. Treasury security with terms equal to the expected time of vesting as of the grant date. The weighted-average grant-date fair value of the RSUs containing a market condition granted during the years ended December 31, 2025, 2024, and 2023, were $171.22, $138.58, and $113.15, respectively.
Compensation cost related to performance-based and time-based RSAs and RSUs was $18.1 million, $12.3 million, and $9.1 million in the years ended December 31, 2025, 2024, and 2023, respectively, and was included in selling, general, and administrative expenses in the Consolidated Statements of Operations. No cost was capitalized during the years ended December 31, 2025, 2024, and 2023.
The following table summarizes our RSA and RSU activity for the three years ended December 31, 2025:

	Shares	Weighted Average Fair Value
Balance at December 31, 2022	238,922	$92.07
Granted	112,893	$95.34
Vested	(73,169)	$80.63
Canceled	(21,092)	$85.00
Balance at December 31, 2023	257,554	$97.33
Granted	188,620	$99.08
Vested	(75,305)	$89.84
Canceled	(30,291)	$111.29
Balance at December 31, 2024	340,578	$97.84
Granted	156,455	$138.56
Vested	(145,579)	$95.14
Canceled	(27,329)	$120.12
Balance at December 31, 2025	324,125	$117.70
As of December 31, 2025, there was approximately $23.4 million of unrecognized compensation cost related to unvested RSUs, which is expected to be recognized over a weighted-average period of approximately 1.8 years.

Cash flows resulting from tax deductions in excess of the tax effect of compensation cost recognized in the financial statements are classified as operating cash flows. The excess tax benefit generated from RSAs and RSUs was immaterial for all periods presented.
Stock Options
We grant stock options to certain employees. We expense the grant-date fair value of stock options as compensation cost over the vesting or performance period. Compensation cost charged against income for stock options was $1.2 million, $1.6 million, and $2.0 million in the years ended December 31, 2025, 2024, and 2023, respectively, and was included in selling, general, and administrative expense in the Consolidated Statements of Operations. No cost was capitalized during the years ended December 31, 2025, 2024, and 2023.
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
There were no stock options granted in 2025 or 2024. The following table summarizes the weighted-average valuation assumptions used to calculate the fair value of options granted and the associated weighted-average grant-date fair values:

For the Year Ended December 31, 2023
Expected dividend yield	0%
Expected stock price volatility	35%
Risk-free interest rate	4.3%
Expected life of options	5.3 years
Weighted-average grant-date fair value	$35.93
The following table summarizes our stock option activity for the three years ended December 31, 2025:

	Shares	Option Price per Share	Weighted Average Price	Weighted Average Remaining Terms (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	268,119	$61.68– $111.53	$84.03
Granted	79,404	$86.63 – $91.28	$91.13
Exercised	(24,297)	$61.68 – $82.94	$72.33
Expired	(7,488)	$81.91 – $101.45	$91.24
Canceled	(4,521)	$82.94 – $101.45	$88.52
Balance at December 31, 2023	311,217	$61.68 – $111.53	$86.52
Exercised	(65,180)	$61.68 – $111.53	$74.34
Expired	(7,228)	$91.28 – $101.45	$94.71
Canceled	(4,520)	$91.28– $101.45	$97.64
Balance at December 31, 2024	234,289	$61.68– $111.53	$89.44
Exercised	(39,260)	$61.68 – $103.61	$94.18
Expired	(3,352)	$86.71 – $96.36	$90.83
Balance at December 31, 2025	191,677	$61.68 – $111.53	$88.44	3.6	$6,661
Exercisable at	142,490	$61.68 – $111.53	$86.79	3.2	$5,187
As of December 31, 2025, there was approximately $0.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 1.1 years.

Cash received from option exercises was $3.7 million, $4.7 million, and $1.2 million in the years ended December 31, 2025, 2024, and 2023, respectively. The tax benefit generated from option exercises was immaterial for all periods presented.
Employee Stock Purchase Plan. Our shareholders approved the Dorman Products, Inc. Employee Stock Purchase Plan (the “ESPP”), which makes available 1,000,000 shares of our common stock for sale to eligible employees. The purpose of the ESPP, which is qualified under Section 423 of the Internal Revenue Code of 1986, as amended, is to encourage stock ownership through payroll deductions and limited cash contributions by our employees. These contributions are used to purchase shares of the Company’s common stock at a 15% discount from the lower of the market price at the beginning or end of the purchase window. The two purchase windows are January to June and July to December. There were 20,355 shares, 28,674 shares, and 29,650 shares purchased under this plan during the years ended December 31, 2025, 2024, and 2023, respectively. Compensation cost under the ESPP plan was $0.4 million, $1.1 million, and $0.4 million in the years ended December 31, 2025, 2024, and 2023, respectively. The tax benefit generated from ESPP purchases was immaterial in the years ended December 31, 2025, 2024, and 2023, respectively.
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

	For the Year Ended December 31,
	2025	2024	2023
Shares repurchased and canceled	6,389	18,457	13,778
Total cost of shares repurchased and canceled (in thousands)	$828	$1,935	$1,160
Average price per share	$129.55	$104.86	$84.22
At December 31, 2025, the 401(k) Plan held 122,277 shares of our common stock.
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
In October 2024, the Company’s Board of Directors authorized the purchase of up to $500 million of our common stock under a new share repurchase program effective as of January 1, 2025, through December 31, 2027 (the “New Program”). At December 31, 2025, $459.4 million was available for repurchase under the New Program.
The New Program operates just as the Existing Program had operated in that share repurchases may be made from time to time, depending on market conditions, share price, share availability, and other factors at the Company’s discretion. The New Program, similar to the Existing Program, does not obligate the Company to acquire any specific number of shares.
The following table summarizes the repurchase and cancellation of common stock:

	For the Year Ended December 31,
	2025	2024	2023
Shares repurchased and canceled	320,334	855,971	201,632
Total cost of shares repurchased and canceled (in thousands)	$40,636	$78,091	$15,333
Average price per share	$126.85	$91.23	$76.05
401(k) Retirement Plans. We have a 401(k) plan that covers substantially all of our employees as of December 31, 2025. Annual company contributions are discretionary in nature, in accordance with the respective plan documents. Total expense related to the plans was $10.1 million, $13.1 million, and $9.1 million in the years ended December 31, 2025, 2024, and 2023, respectively.
13. Earnings Per Share
Basic earnings per share was calculated by dividing our net income by the weighted average number of common shares outstanding during the period, excluding unvested RSAs, which are considered to be contingently issuable. To calculate diluted earnings per share, common share equivalents are added to the weighted average number of common shares outstanding. Common share equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards. Stock-based awards of approximately 51,500 shares, 190,000 shares, and 297,500 shares were excluded from the calculation of diluted earnings per share for the years ended December 31, 2025, 2024, and 2023, respectively, as their effect would have been anti-dilutive.
The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	For the Year Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Numerator:
Net income	$204,194	$190,004	$129,259
Denominator:
Weighted average basic shares outstanding	30,541	30,797	31,455
Effect of compensation awards	215	159	78
Weighted average diluted shares outstanding	30,756	30,956	31,533
Earnings Per Share:
Basic	$6.69	$6.17	$4.11
Diluted	$6.64	$6.14	$4.10
Note 14. Subsequent Events (Unaudited)
On February 20, 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act (“IEEPA”) does not authorize the President of the U.S. to impose tariffs, thereby invalidating prior IEEPA-based tariff programs previously announced by the current U.S. Administration. Following the decision, the President issued an Executive Order directing that the collection of such IEEPA-based duties end “as soon as practicable.”
Although the Supreme Court ruling may allow importers to claim refunds of such previously paid IEEPA-related duties, no refund mechanism has been established, and recovery may require administrative proceedings or litigation, with timing and outcomes uncertain.
On the same date, the U.S. Administration announced new temporary global tariffs under Section 122 of the Trade Act of 1974 to take effect February 24, 2026.
The Company is assessing the effects of these developments. No asset or gain related to potential tariff refunds has been recognized due to uncertainty regarding eligibility, amount, and timing.

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
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation, as of December 31, 2025, of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting. Their report appears below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Dorman Products, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Dorman Products, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated February 27, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

Philadelphia, Pennsylvania
February 27, 2026

ITEM 9B. Other Information.
Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2025, no contracts, instructions, or written plans for the purchase or sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “Rule 10b5-1 Plan”) were entered into or terminated by our directors and officers (as defined under Rule 16a-1(f) of the Exchange Act). In addition, there were no non-Rule 10b5-1 trading arrangements entered into or terminated by our directors and officers (as defined under Rule 16a-1(f) of the Exchange Act) during the quarter ended December 31, 2025.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None

PART III
ITEM 10. Directors, Executive Officers, and Corporate Governance.
Except for the information provided in PART I – ITEM 4.1, “Executive Officers of the Registrant” and as set forth below, the required information is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Proposal I: Election of Directors,” and “Committees of the Board of Directors – Audit Committee.”
In addition, information regarding the Company’s insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Shareholders under the section entitled “Executive Compensation: Compensation Discussion and Analysis – Insider Trading Policy.”
We have adopted a written code of ethics, the “Code of Ethics for Senior Financial Officers,” which applies to our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Controller, and any other person performing similar functions (the “Code”). The Code is posted on our website DormanProducts.com. We intend to disclose any changes in or waivers from the Code on our website at DormanProducts.com. The information on the website is not and should not be considered part of this Annual Report on Form 10-K and is not incorporated by reference in this Annual Report on Form 10-K.
ITEM 11. Executive Compensation.
The required information is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Director Compensation,” “Executive Compensation: Compensation Discussion and Analysis,” “Executive Compensation: Compensation Tables,” “Risk Assessment in Compensation Policies and Practices for Employees,” and “Compensation Committee Interlocks and Insider Participation.”
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
The required information is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Security Ownership of Certain Beneficial Owners and Management – Security Ownership Table” and "Proposal IV: Approval of the Dorman Products, Inc. 2026 Omnibus Incentive Plan."
ITEM 13. Certain Relationships and Related Transactions, and Director Independence.
The required information is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Certain Relationships and Related Transactions” and “Corporate Governance - The Board of Directors and Director Independence.”
ITEM 14. Principal Accounting Fees and Services.
The required information is incorporated by reference from our definitive proxy statement for our 2026 Annual Meeting of Shareholders, including, but not necessarily limited to, the sections entitled “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures.”

PART IV
ITEM 15. Exhibits, Financial Statement Schedules.
(a)(1)Consolidated Financial Statements. Our Consolidated Financial Statements and related documents are provided in PART II - ITEM 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 185).
Consolidated Statements of Operations for the years ended December 31, 2025, December 31, 2024, and December 31, 2023.
Consolidated Balance Sheets as of December 31, 2025, and December 31, 2024.
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2025, December 31, 2024, and December 31, 2023.
Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024, and December 31, 2023.
Notes to Consolidated Financial Statements.
(a)(2)Consolidated Financial Statement Schedules. The following consolidated financial statement schedule of the Company and related documents are filed with this Annual Report on Form 10-K:
Schedule II - Valuation and Qualifying Accounts.
(a)(3)Exhibits. Reference is made to ITEM 15(b) below.
(b)Exhibits. The Exhibit Index, which immediately follows ITEM 15(a)(3)(c) below, is incorporated by reference into this Report.
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

10.2.1†
Form of Non-Qualified Stock Option Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.2.2†
Form of Incentive Stock Option Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.2.3†
Form of Restricted Stock Award for grants under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 14, 2018.

10.2.4†
Form of 2019 Chief Executive Officer Restricted Stock Award Agreement under the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019.

10.2.5†
Form of Dorman Products, Inc. Non-Qualified Stock Option Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

10.2.6†
Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

10.2.7†
Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 2, 2020.

Number	Title
10.2.8†
Form of Dorman Products, Inc. Restricted Stock Unit Award for Non-Employee Directors Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q for the quarter ended June 27, 2020.

10.2.9†
Amended Form of Dorman Products, Inc. Non-Qualified Stock Option Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.5.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.2.10†
Amended Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.5.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.2.11†
Amended Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.5.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.2.12†
CEO Amended Form of Dorman Products, Inc. Non-Qualified Stock Option Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.5.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.2.13†
CEO Amended Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.5.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.2.14†
CEO Amended Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.5.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

10.2.15†
Amended Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.4.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.2.16†
Amended Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.4.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.2.17†
CEO Amended Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.2.18†
CEO Amended Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan. Incorporated by reference to Exhibit 10.4.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10.2 .19†	2026 Amended Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.*

Number	Title
10.2.20†	2026 Amended Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.*

10.2.21†	CEO 2026 Amended Form of Dorman Products, Inc. Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.*

10.2.22†	CEO 2026 Amended Form of Dorman Products, Inc. Performance Restricted Stock Unit Award Pursuant to the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.*

10.3†	Dorman Products, Inc. Nonqualified Deferred Compensation Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2011.

10.4†
Dorman Products, Inc. Amended and Restated Cash Bonus Plan adopted February 21, 2025. Incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

10.5†	Dorman Products, Inc. Executive Severance Plan. Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

10.10†	Offer Letter, dated March 1, 2019, between the Company and Scott D. Leff.*

10.11†
Transition and Release Agreement dated February 23, 2023 between the Company and Steven L. Berman. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023.

10.12†	Offer Letter, dated December 10, 2025, between the Company and Charles W. Rayfield. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2026.

10.13†	Transition Agreement dated January 19, 2026, between the Company and David Hession. Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 20, 2026.

19	Incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

21	Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

23	Consent of Independent Registered Public Accounting Firm.*

Number	Title
31.1	Certification of Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification of Chief Executive and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002.**

97
Dorman Products, Inc. Incentive Compensation Clawback Policy adopted October 25, 2023. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 31, 2023.

101	The financial statements from the Dorman Products, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, formatted Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2025, December 31, 2024, and December 31, 2023; (ii) the Consolidated Balance Sheets as of December 31, 2025, and December 31, 2024; (iii) the Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2025, December 31, 2024, and December 31, 2023; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024, and December 31, 2023; and (v) the Notes to Consolidated Financial Statements.

104	The cover page from the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).
* Filed herewith
**     Furnished herewith
†    Management Contracts and Compensatory Plans, Contracts or Arrangements
+ The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.
ITEM 16. Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dorman Products, Inc.

By: /s/ Kevin M. Olsen
Date: February 27, 2026	Kevin M. Olsen President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin M. Olsen	President, Chief Executive Officer and Director	February 27, 2026
Kevin M. Olsen	(principal executive officer)

/s/ David M. Hession	Senior Vice President, and Chief Financial Officer	February 27, 2026
David M. Hession	(principal financial officer)

/s/ Gregory C. Bowen	Vice President, and Chief Accounting Officer	February 27, 2026
Gregory C. Bowen	(principal accounting officer)

/s/ Lisa M. Bachmann	Director	February 27, 2026
Lisa M. Bachmann

/s/ Steven L. Berman	Non-Executive Chairman
Steven L. Berman		February 27, 2026

/s/ John J. Gavin	Director
John J. Gavin		February 27, 2026

/s/ Richard T. Riley	Director
Richard T. Riley		February 27, 2026

/s/ Kelly A. Romano	Director
Kelly A. Romano		February 27, 2026

/s/ G. Michael Stakias	Director
G. Michael Stakias		February 27, 2026

/s/ J. Darrell Thomas	Director
J. Darrell Thomas		February 27, 2026

SCHEDULE II: Valuation and Qualifying Accounts

	For the Year Ended December 31,
(in thousands)	2025	2024	2023
Allowance for doubtful accounts:
Balance, beginning of period	$1,619	$3,518	$1,363
Provision	332	90	4,592
Charge-offs	(3)	(1,989)	(2,437)
Balance, end of period	$1,948	$1,619	$3,518
Allowance for customer credits:
Balance, beginning of period	$204,355	$204,495	$192,116
Provision	404,198	419,611	407,328
Charge-offs	(411,155)	(419,751)	(394,949)
Balance, end of period	$197,398	$204,355	$204,495