Form 10-Q
period 2026-03-28
Dorman Products, Inc.
filed 2026-05-04
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of April 29, 2026, the registrant had 29,882,789 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 28, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
(in thousands, except per share data)	March 28, 2026	March 29, 2025
Net sales	$528,770	$507,692
Cost of goods sold	338,615	299,984
Gross profit	190,155	207,708
Selling, general, and administrative expenses	131,372	127,634
Income from operations	58,783	80,074
Interest expense, net	5,807	7,358
Other income, net	(3,246)	(1,361)
Income before income taxes	56,222	74,077
Provision for income taxes	12,671	16,572
Net income	$43,551	$57,505
Other comprehensive income:
Change in foreign currency translation adjustment	(398)	222
Comprehensive Income	$43,153	$57,727

Earnings per share:
Basic	$1.44	$1.88
Diluted	$1.43	$1.87
Weighted average shares outstanding:
Basic	30,226	30,576
Diluted	30,423	30,810
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	March 28, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$43,056	$49,436
Accounts receivable, less allowance for doubtful accounts of $1,879 and $1,948	503,026	479,252
Inventories	902,422	959,019
Prepaids and other current assets	26,896	33,819
Total current assets	1,475,400	1,521,526
Property, plant, and equipment, net	166,621	168,777
Operating lease right-of-use assets	110,155	112,805
Goodwill	387,334	387,334
Intangible assets, net	251,785	257,079
Other assets	43,836	45,557
Total assets	$2,435,131	$2,493,078
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$133,549	$185,125
Accrued compensation	17,577	30,756
Accrued customer rebates and returns	184,966	197,398
Revolving credit facility	15,000	—
Current portion of long-term debt	37,500	37,500
Other accrued liabilities	59,533	42,048
Total current liabilities	448,125	492,827
Long-term debt	402,512	402,413
Long-term operating lease liabilities	93,226	96,568
Deferred tax liabilities	3,868	3,977
Other long-term liabilities	20,697	20,218
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 30,031,601 and 30,391,955 shares issued and outstanding in 2026 and 2025, respectively	300	304
Additional paid-in capital	134,230	137,109
Retained earnings	1,337,092	1,344,183
Accumulated other comprehensive loss	(4,919)	(4,521)
Total shareholders’ equity	1,466,703	1,477,075
Total liabilities and shareholders' equity	$2,435,131	$2,493,078
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended March 28, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2025	30,391,955	$304	$137,109	$1,344,183	$(4,521)	$1,477,075
Exercise of stock options	—	—	—	—	—	—
Compensation cost under incentive stock plans	—	—	4,087	—	—	4,087
Purchase and cancellation of common stock	(435,174)	(4)	(784)	(50,642)	—	(51,430)
Issuance of non-vested stock, net of cancellations	125,922	1	(1)	—	—	—
Other stock-related activity	(51,102)	(1)	(6,181)	—	—	(6,182)
Other comprehensive loss	—	—	—	—	(398)	(398)
Net income	—	—	—	43,551	—	43,551
Balance at March 28, 2026	30,031,601	$300	$134,230	$1,337,092	$(4,919)	$1,466,703

	Three Months Ended March 29, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2024	30,565,855	$306	$119,077	$1,180,862	$(6,775)	$1,293,470
Exercise of stock options	3,840	—	372	—	—	372
Compensation cost under incentive stock plans	—	—	3,613	—	—	3,613
Purchase and cancellation of common stock	(95,870)	(1)	(173)	(11,906)	—	(12,080)
Issuance of non-vested stock, net of cancellations	109,461	1	(1)	—	—	—
Other stock-related activity	(43,952)	—	(5,698)	—	—	(5,698)
Other comprehensive loss	—	—	—	—	222	222
Net income	—	—	—	57,505	—	57,505
Balance at March 29, 2025	30,539,334	$306	$117,190	$1,226,461	$(6,553)	$1,337,404

See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Cash Flows from Operating Activities:
Net income	$43,551	$57,505
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,998	13,843
Provision for doubtful accounts	(65)	314
Provision for deferred income taxes	(79)	(46)
Provision for stock-based compensation	4,087	3,613
Changes in assets and liabilities:
Accounts receivable	(23,770)	18,410
Inventories	56,388	(26,539)
Prepaids and other current assets	7,274	5,635
Other assets	(42)	(3,275)
Accounts payable	(49,987)	(11,264)
Accrued customer rebates and returns	(12,426)	(971)
Accrued compensation and other liabilities	4,830	(5,988)
Cash provided by operating activities	43,759	51,237
Cash Flows from Investing Activities:
Property, plant, and equipment additions	(8,449)	(10,985)
Cash used in investing activities	(8,449)	(10,985)
Cash Flows from Financing Activities:
Proceeds from revolving credit line	15,000	—
Payments of revolving credit line	—	(13,960)
Payments of long-term debt	—	(6,250)
Proceeds from exercise of stock options	—	372
Purchase and cancellation of common stock	(50,505)	(11,274)
Other stock-related activity	(6,182)	(5,698)
Cash used in financing activities	(41,687)	(36,810)
Effect of exchange rate changes on Cash and Cash Equivalents	(3)	33
Net (Decrease) Increase in Cash and Cash Equivalents	(6,380)	3,475
Cash and Cash Equivalents, Beginning of Period	49,436	57,137
Cash and Cash Equivalents, End of Period	$43,056	$60,612
Supplemental Cash Flow Information
Cash paid for interest expense	$3,581	$4,581
Cash paid for income taxes	$1,601	$523
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 28, 2026, AND MARCH 29, 2025
(UNAUDITED)
1.    Basis of Presentation
As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on The Nasdaq Stock Market LLC is “DORM.”
The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission. However, they do not include all the information and footnotes required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments (comprising only normal, recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Sales of accounts receivable	$305,147	$334,170
Factoring costs	12,708	14,588
3.    Inventories
Inventories include the cost of material, freight, duties, direct labor, and overhead utilized to process our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	March 28, 2026	December 31, 2025
Raw materials	$34,774	$36,698
Bulk product	247,318	287,653
Finished product	609,141	622,029
Packaging materials	11,189	12,639
Total	$902,422	$959,019

4.    Goodwill and Intangible Assets
Goodwill
Goodwill at both March 28, 2026, and December 31, 2025, was $387.3 million, net of accumulated impairment losses of $56.7 million.
Intangible Assets
Intangible assets included the following:

	March 28, 2026			December 31, 2025
Intangible assets subject to amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Customer relationships	$173,984	$(54,188)	$119,796	$173,984	$(51,741)	$122,243
Trade names	67,690	(20,149)	47,541	67,690	(19,119)	48,571
Product portfolio	107,800	(24,890)	82,910	107,800	(23,215)	84,585
Technology	2,167	(1,629)	538	2,167	(1,567)	600
Patents and other	2,475	(1,475)	1,000	2,475	(1,395)	1,080
Total	$354,116	$(102,331)	$251,785	$354,116	$(97,037)	$257,079
Amortization expense was $5.2 million and $5.5 million during the three months ended March 28, 2026, and March 29, 2025, respectively.
5.    Debt
In March 2026, we borrowed $15.0 million under our revolving credit facility.
As of March 28, 2026, and December 31, 2025, the weighted average interest rate on the outstanding borrowings under our credit facility was 5.09% and 5.07%, respectively.
6.    Segment and Geographic Information
Segment results are as follows:

	For the Three Months ended March 28, 2026
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$423,739	$57,813	$47,218	$528,770
Cost of goods sold	269,536	43,220	25,859	338,615
Factoring expense	12,708	—	—	12,708
Other segment expenses	81,834	14,145	17,269	113,248
Segment income from operations	$59,661	$448	$4,090	$64,199

	For the Three Months ended March 29, 2025
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$408,856	$51,680	$47,156	$507,692
Cost of goods sold	236,999	38,477	24,508	299,984
Factoring expense	14,588	—	—	14,588
Other segment expenses	75,776	13,366	17,827	106,969
Segment income (loss) from operations	$81,493	$(163)	$4,821	$86,151

A reconciliation of segment income from operations to consolidated income before income taxes is as follows:

	For the Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Segment income from operations	$64,199	$86,151
Acquisition-related intangible assets amortization	(5,174)	(5,471)
Acquisition-related transaction and other costs	(242)	(492)
Pretax reduction in workforce costs	—	(114)
Interest expense, net	(5,807)	(7,358)
Other income, net	3,246	1,361
Consolidated income before income taxes	$56,222	$74,077
The following table presents our net sales by geographic region:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Net sales to U.S. customers	$489,060	$464,453
Net sales to non-U.S. customers	39,710	43,239
Total	$528,770	$507,692
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
In February 2026, the U.S. Supreme Court ruled against certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ruling did not address refunds of IEEPA tariffs paid. However, in March 2026, the Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to begin the refund process for all importers who were subject to IEEPA duties. CIT's order may be subject to U.S. government challenge. We are the importer of record for certain products that were previously subject to tariffs under IEEPA. While we intend to pursue refunds for IEEPA tariffs, there can be no assurance that we will receive all or any portion of such refunds. No adjustments have been recorded in the accompanying unaudited condensed consolidated financial statements.
8.    Stock-Based Compensation
Restricted Stock Units (“RSUs”)
We grant RSUs to participants in our equity plans. Performance-based RSUs granted in the three months ended March 28, 2026, included certain grants that vest based on our total shareholder return ranking relative to the Nasdaq US Benchmark Auto Parts Index over a three-year performance period (market condition), and other grants that vest based on achievement of return on invested capital targets over a three-year performance period (performance condition).

Compensation cost related to RSU grants was $3.9 million and $3.3 million for the three months ended March 28, 2026, and March 29, 2025, respectively, and was included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following table summarizes our RSU activity for the three months ended March 28, 2026:

	Shares	Weighted Average Fair Value
Balance at December 31, 2025	324,125	$117.70
Granted	183,581	$117.92
Vested	(125,922)	$107.42
Canceled	(6,661)	$121.34
Balance at March 28, 2026	375,123	$121.19
As of March 28, 2026, there was $38.0 million of unrecognized compensation cost related to unvested RSU grants that is expected to be recognized over a weighted average period of 2.2 years.
Stock Options
From time to time, we grant stock options to participants in our equity plans. Compensation cost related to stock option grants was not material for the three months ended March 28, 2026, and March 29, 2025.
The following table summarizes our stock option activity for the three months ended March 28, 2026:

	Shares	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	191,677	$88.44
Canceled	(703)	$91.28
Exercised	—	$—
Balance at March 28, 2026	190,974	$88.43	3.3	$3,095
Exercisable at March 28, 2026	174,970	$88.17	3.2	$2,882
As of March 28, 2026, there was $0.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.0 years.
9.    Earnings Per Share
Basic earnings per share was calculated by dividing our net income by the weighted average number of shares of common stock outstanding during the period. To calculate diluted earnings per share, common stock equivalents are added to the weighted average number of shares of common stock outstanding. Common stock equivalents are calculated using the treasury stock method and are computed based on outstanding stock-based awards.
For the three months ended March 28, 2026, and March 29, 2025, there were approximately 78,000 shares and 39,000 shares, respectively, that were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended
(in thousands, except per share data)	March 28, 2026	March 29, 2025
Numerator:
Net income	$43,551	$57,505
Denominator:
Weighted average basic shares outstanding	30,226	30,576
Effect of stock-based compensation awards	197	234
Weighted average diluted shares outstanding	30,423	30,810
Earnings Per Share:
Basic	$1.44	$1.88
Diluted	$1.43	$1.87
10.    Common Stock Repurchases
We periodically repurchase, at the then-current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). 401(k) Plan participants can no longer purchase shares of Dorman common stock as an investment option under the 401(k) Plan. Shares are generally purchased by the Company from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination, or other reasons. There were no shares repurchased from the 401(k) Plan during the three months ended March 28, 2026. The following table summarizes the repurchase and cancellation of common stock by the Company for the three months ended March 29, 2025:

Three Months Ended
March 29, 2025
Shares repurchased and canceled	2,070
Total cost of shares repurchased and canceled (in thousands)	$261
Average price per share	$126.08
Separately, we repurchase shares under share repurchase programs authorized by our Board of Directors. Share repurchases may be made from time to time depending on market conditions, share price, share availability, and other factors at the Company’s discretion. The Company is not obligated to acquire a specific number of shares under the programs.
The following table summarizes the repurchase and cancellation of common stock in the three months ended March 28, 2026, and March 29, 2025:

	Three Months Ended
	March 28, 2026	March 29, 2025
Shares repurchased and canceled	435,174	93,800
Total cost of shares repurchased and canceled (in thousands)	$51,430	$11,818
Average price per share	$118.18	$125.99
At March 28, 2026, $407.9 million was available for repurchase under the share repurchase program.
11.    Income Taxes
At March 28, 2026, we had $10.5 million of net unrecognized tax benefits, $9.0 million of which would lower our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At March 28, 2026, accrued interest and penalties related to unrecognized tax benefits were $4.4 million.
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
12.    Fair Value Disclosures
The carrying values of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair values due to their short-term nature. The carrying value of borrowings under our credit facility approximates fair value because these borrowings bear interest at rates indexed to a market rate (Term SOFR).
13.    Recent Accounting Pronouncements
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
Cautionary Statement on Forward-Looking Information
Certain statements in this document constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements related to net sales, diluted earnings per share, gross profit, gross margin, selling, general, and administrative expenses, income tax expense, income before income taxes, net income, cash and cash equivalents, indebtedness, liquidity, the Company’s share repurchase program, the Company’s outlook, the Company’s growth opportunities and future business prospects, operational costs and productivity initiatives, inflation, tariffs, tariff refunds, supplier diversification, price increases, long-term value, acquisitions and acquisition opportunities, investments, cost offsets, quarterly fluctuations, new product development, customer concessions, and fluctuations in foreign currency. Words such as “may,” “believe,” “demonstrate,” “expect,” “estimate,” “forecast,” “project,” “plan,” “anticipate,” “intend,” “should,” “will,” and “likely” and similar expressions identify forward-looking statements. However, the absence of these words does not mean the statements are not forward-looking. In addition, statements that are not historical should also be considered forward-looking statements. Readers are cautioned not to place undue reliance on those forward-looking statements, which speak only as of the date the statements were made. Such forward-looking statements are based on current expectations that involve known and unknown risks, uncertainties, and other factors (many of which are outside of our control) that may cause actual events to be materially different from those expressed or implied by such forward-looking statements. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected.
Please refer to “Cautionary Statement on Forward-Looking Information” and “Item 1A. Risk Factors” located in PART I of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”), as updated by our subsequent filings with the SEC, for a description of these and other risks and uncertainties that could cause actual results to differ materially from those projected or implied by the forward-looking statements. The Company is under no obligation to, and expressly disclaims any such obligation to, update any of the information in this document, including but not limited to any situation where any forward-looking statement later turns out to be inaccurate, whether as a result of new information, future events, or otherwise, except as may be required by applicable law.
Introduction
The following discussion and analysis, as well as other sections in this Quarterly Report on Form 10-Q, should be read in conjunction with the unaudited condensed consolidated financial statements and footnotes thereto of Dorman Products, Inc. included in “PART 1, ITEM 1. Financial Statements” of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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
Overview
We are one of the leading suppliers of replacement and upgrade parts in the motor vehicle aftermarket industry, serving passenger cars, light-, medium-, and heavy-duty trucks, as well as specialty vehicles, including utility terrain vehicles (UTVs) and all-terrain vehicles (ATVs). We operate through three business segments: Light Duty, Heavy Duty, and Specialty Vehicle, consistent with the sectors of the motor vehicle aftermarket industry in which we operate. For more information on our segments, refer to Note 7, “Segment Information,” to the Consolidated Financial Statements, included under Part II, ITEM 8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
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
We may experience significant fluctuations from quarter to quarter in our results of operations due to the timing of our customers' orders, as well as our ability and our suppliers' ability to deliver products ordered by our customers. The introduction of new products and product lines to customers, as well as business acquisitions, may also cause significant fluctuations from quarter to quarter.
Critical Accounting Policies
There have been no material changes to the Company’s critical accounting policies as described in the Annual Report on Form 10-K for the year ended December 31, 2025.
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

In the three months ended March 28, 2026, we introduced 936 new distinct parts to our customers and end-users, including 229 “New-to-the-Aftermarket” parts. We introduced 5,560 new distinct parts to our customers and end-users in the fiscal year ended December 31, 2025, including 1,608 “New-to-the-Aftermarket” parts.
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
Vehicles in Operation
The Company’s products are primarily purchased and installed on a subsegment of the passenger and light-duty vehicles in operation in the United States (“VIO”), specifically weighted towards vehicles aged 7 to 14 years old. Each year, the United States seasonally adjusted annual rate (“US SAAR”) of new vehicles purchased adds a new year to the VIO. According to data from the Auto Care Association (“Auto Care”), the US SAAR experienced a decline from 2008 to 2011 as consumers purchased fewer new vehicles as a result of the Great Recession of 2008. We believe that the declining US SAAR during that period led to a follow-on decline in our primary VIO subsegment (7-to-14-year-old vehicles) commencing in 2016. However, following 2011 and the impact of the Great Recession of 2008, U.S. consumers began to increase their purchases of new vehicles, which over time caused the US SAAR to recover and return to more historical levels. The 7-to-14-year-old vehicle car parc has grown over the past several years, which we believe has expanded demand for aftermarket replacement parts as more vehicles remained in operation.
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
Miles Driven
The number of miles driven is another important statistic that impacts our business. Generally, as vehicles accumulate more miles, their parts are more likely to wear or fail, which fuels increased demand for replacement parts, including our products. According to the U.S. Department of Transportation, the number of miles driven through October 2025 increased 1.0% year over year in the light-duty sector. However, global gasoline prices remained high during 2025 and through the first quarter of 2026, and, if high prices persist, they may negatively impact miles driven as consumers reduce travel or seek alternative methods of transportation.
Brand Protection
We operate in a highly competitive market. As a result, we are continuously evaluating our approach to branding, pricing, and terms for our customers and channels. For example, we maintain brand protection policies designed to ensure that certain of our branded products are not advertised below certain approved pricing levels. In addition, we may pursue legal remedies when we observe third parties violating our intellectual property rights, including those that infringe on our patents, misrepresent our products as their own, or use our product images for their own marketing efforts.
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
Product Warranty and Overstock Returns
We warrant our products against certain defects in material and workmanship when used as designed on the vehicle on which it was originally installed. We offer a limited lifetime warranty on most of our products in the light-duty parts categories, with more limited warranties for our heavy-

duty and specialty vehicle products. In addition to warranty returns, we may permit our customers to return new, undamaged products to us within customer-specific limits if they have overstocked their inventories. At the time products are sold, we accrue a liability for product warranties and overstock returns as a percentage of sales based upon estimates established using historical information on the nature, frequency, and average cost of claims and the probability of customer returns. Significant judgments and estimates must be made and used in connection with establishing the sales returns and other allowances in any accounting period. Revisions to these estimates are made, when necessary, based upon changes in these factors. We regularly study trends of such claims.
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
Impact of Inflationary Costs
Geopolitical events, higher labor and material costs, rising interest rates, disruptions to supply chain and logistics networks, and the trade policies of the U.S. or the countries where we source or sell our products may negatively impact our results in the future. We attempt to offset these types of inflationary pressures with cost-saving initiatives, price increases to customers, and the use of alternative suppliers. There can be no assurance that we will be successful in implementing such cost-saving initiatives, pricing increases, or supplier diversification in the future to offset increased inflationary costs, or that the price increases we implement will not make our products uncompetitive or negatively impact customer demand.
Impact of Interest Rates
Our business is subject to interest rate risk under the terms of our customer accounts receivable sales programs, as a change in the Term Secured Overnight Financing Rate (“Term SOFR”) or alternative discount rate affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our credit facility bear interest at variable rates tied to Term SOFR or the applicable base rate. Under the terms of the credit facility, a change in interest rates affects the rate at which we can borrow funds thereunder and impacts the interest cost on existing borrowings. Interest rates may remain steady at their current levels for prolonged periods or may increase in the future, resulting in increased costs associated with our accounts receivable sales programs and outstanding borrowings. Interest rates generally declined starting in the second half of 2025 and through the first quarter of 2026.
Impact of Tariffs
We source the majority of our raw materials and parts from suppliers in various non-U.S. countries. In 2025, approximately 77% of our total volume of product purchases was sourced from suppliers in various non-U.S. countries, with approximately 38% sourced from third-party suppliers in China. In 2025, the U.S. Administration implemented new tariffs that took effect throughout the year. These new tariffs, as well as reactionary tariff adjustments made by other countries, have impacted our business and contributed to cost increases, and we expect these impacts to continue.
We have taken actions designed to mitigate the impact of these cost increases, including, but not limited to, diversifying our supply chain and negotiating cost concessions from our suppliers where possible. In addition, starting in the third quarter of 2025, we implemented price increases to mitigate the cost increases while also considering the competitive dynamic of our parts in the marketplace. We experienced an increase in gross margin in the second half of 2025 due to the timing of price actions taking effect before the higher tariff costs were recognized as an expense in our Statement of Operations and Comprehensive Income. Gross margin decreased in the first quarter of 2026 as we recognized the higher tariff costs in our Statement of Operations and Comprehensive Income.
In February 2026, the U.S. Supreme Court ruled against certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ruling did not address refunds of IEEPA tariffs paid. However, in March 2026, the Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to begin the refund process for all importers who were subject to IEEPA duties. CIT's order may be subject to U.S. government challenge. We are the importer of record for certain products that were previously subject to tariffs under IEEPA. While we intend to pursue refunds for IEEPA tariffs, there can be no assurance that we will receive all or any portion of such refunds. No adjustments have been recorded in the accompanying unaudited condensed consolidated financial statements.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended*
(in thousands, except percentage data)	March 28, 2026		March 29, 2025
Net sales	$528,770	100.0%	$507,692	100.0%
Cost of goods sold	338,615	64.0%	299,984	59.1%
Gross profit	190,155	36.0%	207,708	40.9%
Selling, general, and administrative expenses	131,372	24.8%	127,634	25.1%
Income from operations	58,783	11.1%	80,074	15.8%
Interest expense, net	5,807	1.1%	7,358	1.4%
Other income, net	(3,246)	(0.6)%	(1,361)	(0.3)%
Income before income taxes	56,222	10.6%	74,077	14.6%
Provision for income taxes	12,671	2.4%	16,572	3.3%
Net income	$43,551	8.2%	$57,505	11.3%
*Percentage of sales information may not add due to rounding
Three Months Ended March 28, 2026, Compared to Three Months Ended March 29, 2025
Net sales increased $21.1 million, or 4.2%, for the three months ended March 28, 2026, compared to the prior year period, primarily driven by tariff-related pricing actions enacted during the second half of 2025 across our segments, partially offset by lower volume when compared to the strong sales in the prior year period.
Gross profit as a percentage of net sales decreased 490 basis points compared to the prior year period, primarily due to higher tariff costs in the current year period, partially offset by supplier diversification, productivity, and automation initiatives.
Selling, general, and administrative expenses (“SG&A”) decreased 30 basis points as a percentage of net sales for the three months ended March 28, 2026, compared to the prior year period, due to favorable leverage from higher net sales and lower factoring costs.
Interest expense, net, decreased $1.6 million for the three months ended March 28, 2026, compared to the prior year period. The decrease was driven by lower outstanding principal on our revolving credit facility and term loan, resulting from repayments over the last several quarters, as well as lower average Term SOFR rates during the current year period.
Our effective tax rate of 22.5% for the three months ended March 28, 2026, was slightly higher than our effective tax rate of 22.4% for the three months ended March 29, 2025.

Segment Operating Results
Segment operating results were as follows:

	For the Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Net Sales:
Light Duty	$423,739	$408,856
Heavy Duty	57,813	51,680
Specialty Vehicle	47,218	47,156
Total	$528,770	$507,692

Segment Income From Operations
Light Duty	$59,661	$81,493
Heavy Duty	448	(163)
Specialty Vehicle	4,090	4,821
Total	$64,199	$86,151
Light Duty
Light Duty net sales increased $14.9 million, or 3.6%, for the three months ended March 28, 2026, compared to the prior year period, primarily due to tariff-related pricing actions enacted during the second half of 2025, partially offset by lower volume when compared to the strong sales in the prior year period.
Light Duty segment income from operations as a percentage of net sales decreased to 14.1% for the three months ended March 28, 2026, from 19.9% for the three months ended March 29, 2025. This decrease was primarily driven by higher tariff costs, and higher wage and benefits costs in the current year period, partially offset by supplier diversification, productivity, and automation initiatives, and lower factoring costs.
Heavy Duty
Heavy Duty net sales increased $6.1 million, or 11.9%, for the three months ended March 28, 2026, compared to the prior year period, primarily reflecting tariff-related pricing actions.
Heavy Duty segment income as a percentage of net sales increased 110 basis points, to 0.8% for the three months ended March 28, 2026. This increase was primarily driven by favorable leverage on higher net sales.
Specialty Vehicle
Specialty Vehicle net sales were flat, for the three months ended March 28, 2026, compared to the prior year period, primarily due to tariff-related pricing actions in certain categories that were offset by reduced customer demand in the specialty vehicle sector.
Specialty Vehicle segment income as a percentage of net sales decreased to 8.7% for the three months ended March 28, 2026, from 10.2% for the three months ended March 29, 2025. This decrease was primarily driven by higher tariff costs.
Liquidity and Capital Resources
Historically, our primary source of liquidity has been the cash flow generated from our operations, including flexibility provided by accounts receivable sales programs facilitated through certain customers. Key components of our liquidity and capital resources were as follows:

(in thousands)	March 28, 2026	December 31, 2025
Cash and cash equivalents	$43,056	$49,436
Working Capital	$1,027,275	$1,028,699
Shareholders' equity	$1,466,703	$1,477,075
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
Tariffs
Increases in tariffs accelerate our use of cash, as we pay for the higher costs upon arrival of our goods in the United States, but we collect the cash from any price increases to our customers on a delayed basis, taking into account our inventory turns and payment terms negotiated with those customers. We currently anticipate that additional liquidity needs to cover increased tariffs on imported products can be managed through additional factoring under our accounts receivable sales programs with certain customers, as well as borrowings under our existing revolving credit facility.
Payment Terms and Accounts Receivable Sales Programs
We have extended payment terms in place with certain of our customers. These extended terms have resulted in increased accounts receivable levels and significant cash usage. Where available and when we deem appropriate, we participate in accounts receivable sales programs with several customers that enable us to sell our accounts receivable to financial institutions at discounted rates without recourse to offset the negative cash flow impact of these payment term extensions. However, any sales of accounts receivable through these programs ultimately result in us receiving a lesser amount of cash upfront than if we collected those accounts receivable ourselves in due course, resulting in accounts receivable factoring costs. Moreover, since these accounts receivable sales programs bear interest at rates tied to the Term SOFR or other reference rates, increases in these applicable rates increase our cost to sell our receivables and reduce the amount of cash we receive. See PART I, ITEM 3. Quantitative and Qualitative Disclosures about Market Risk for more information. Further extensions of customer payment terms would result in additional cash usage or increased costs associated with the sales of accounts receivable.
Sales of accounts receivable under these programs, and related factoring costs, were as follows:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Sales of accounts receivable	$305,147	$334,170
Factoring costs	12,708	14,588
If receivables had not been sold, $1,070.6 million and $1,093.1 million of additional receivables would have been outstanding at March 28, 2026, and December 31, 2025, respectively, based on standard payment terms. Further extensions of customer payment terms would result in additional cash usage or increased costs associated with the sales of accounts receivable.

Credit Agreement
We have a credit agreement that consists of a $600.0 million revolving credit facility and a $500.0 million term loan. The credit agreement matures on October 4, 2027, is guaranteed by the Company’s material domestic subsidiaries, and is supported by a security interest in substantially all of the Company’s material domestic subsidiaries’ personal property and assets, subject to certain exceptions. As of March 28, 2026, there was $15.0 million in outstanding borrowings under the revolving credit facility, and $440.6 million in outstanding borrowings under the term loan. Also on that date, we had outstanding letters of credit for $1.1 million in aggregate. Net of outstanding borrowings and letters of credit, we had $583.9 million available under the credit facility at March 28, 2026.
Our credit agreement contains affirmative and negative covenants. As of March 28, 2026, we were not in default with respect to our credit agreement.
Refer to Note 6, “Long-Term Debt” to the Notes to Consolidated Financial Statements contained in PART II, ITEM 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, for additional information.
Cash Flows
The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Three Months Ended
(in thousands)	March 28, 2026	March 29, 2025
Cash provided by operating activities	$43,759	$51,237
Cash used in investing activities	(8,449)	(10,985)
Cash used in financing activities	(41,687)	(36,810)
Effect of foreign exchange on cash and cash equivalents	(3)	33
Net (decrease) increase in cash and cash equivalents	$(6,380)	$3,475
For the three months ended March 28, 2026, cash provided by operating activities decreased $7.5 million from the prior year period as a result of lower net income and reduced cash from sales of accounts receivable, partially offset by the benefits of inventory reductions in the current year.
Investing activities used cash of $8.4 million and $11.0 million during the three months ended March 28, 2026, and March 29, 2025, respectively, reflecting timing of spending on capital investments.
Financing activities during the three months ended March 28, 2026, included $50.5 million paid to repurchase 425,174 shares of common stock, as well as proceeds received from borrowings under our revolving credit agreement of $15.0 million. During the three months ended March 29, 2025, we paid $11.8 million to repurchase 93,800 shares of common stock, and repaid $20.3 million of outstanding borrowings under our credit agreement.
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

Under the terms of our customer-sponsored programs to sell accounts receivable, a change in the reference rate would affect the amount of financing costs we incur and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in Term SOFR or the discount rates on the accounts receivable sales programs would have increased our factoring costs and reduced the amount of cash we would have received by approximately $2.7 million for both the three months ended March 28, 2026, and March 29, 2025.
Under the terms of our credit agreement, a change in the reference rate or the lender’s base rate would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the reference rate or base rate would have increased our interest expense on our variable rate debt under our credit agreement by approximately $1.0 million and $1.2 million for the three months ended March 28, 2026, and March 29, 2025, respectively.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended March 28, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. Risk Factors
There have been no material changes in our risk factors from the risks previously reported in PART 1, ITEM 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the factors discussed in PART I, ITEM 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, which could materially affect our business, financial condition, or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended March 28, 2026, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2026, through January 24, 2026	92,500	$126.20	92,500	$447,690,934
January 25, 2026, through February 21, 2026	124,307	$127.55	124,307	$431,835,719
February 22, 2026, through March 28, 2026	218,367	$109.46	218,367	$407,934,260
Total	435,174		435,174	$407,934,260
(1)In October 2024, the Company’s Board of Directors authorized the purchase of up to $500.0 million of our common stock under a share repurchase program effective from January 1, 2025, through December 31, 2027. At March 28, 2026, $407.9 million was available for repurchase under the program.
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
Not Applicable
ITEM 5. Other Information
Director and Executive Officer Trading Arrangements
Entry into Rule 10b5-1 Trading Plans. During the quarter ended March 28, 2026, none of our directors or officers (as defined under Rule 16b-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 Plan”).
Termination of Rule 10b5-1 Trading Plans. No director or officer terminated a Rule 10b5-1 Plan during the quarter ended March 28, 2026.
Non-Rule 10b5-1 Trading Plans. There were no non-Rule 10b5-1 trading arrangements entered into or terminated by our directors and officers during the quarter ended March 28, 2026.
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
The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended March 28, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended March 28, 2026, formatted in Inline XBRL (included as Exhibit 101).
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dorman Products, Inc.
May 4, 2026

/s/ Kevin M. Olsen
Kevin M. Olsen
President and Chief Executive Officer
(principal executive officer)
May 4, 2026

/s/ Charles W. Rayfield
Charles W. Rayfield
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)