Form 10-Q
period 2026-06-27
Dorman Products, Inc.
filed 2026-08-04
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of July 30, 2026, the registrant had 29,675,618 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 27, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales	$544,598	$540,959	$1,073,368	$1,048,651
Cost of goods sold	293,373	321,446	631,988	621,430
Gross profit	251,225	219,513	441,380	427,221
Selling, general, and administrative expenses	135,008	137,032	266,380	264,666
Income from operations	116,217	82,481	175,000	162,555
Interest expense, net	6,311	7,182	12,118	14,540
Other income, net	5,577	1,544	8,823	2,905
Income before income taxes	115,483	76,843	171,705	150,920
Provision for income taxes	27,712	18,134	40,383	34,706
Net income	$87,771	$58,709	$131,322	$116,214
Other comprehensive income:
Change in foreign currency translation adjustment	(220)	2,339	(618)	2,561
Comprehensive Income	$87,551	$61,048	$130,704	$118,775

Earnings per share:
Basic	$2.94	$1.92	$4.37	$3.80
Diluted	$2.93	$1.91	$4.35	$3.78
Weighted average shares outstanding:
Basic	29,864	30,518	30,041	30,547
Diluted	29,995	30,680	30,205	30,744
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	June 27, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$131,982	$49,436
Accounts receivable, less allowance for doubtful accounts of $2,029 and $1,948	554,110	479,252
Inventories	808,020	959,019
Prepaids and other current assets	59,144	33,819
Total current assets	1,553,256	1,521,526
Property, plant, and equipment, net	166,768	168,777
Operating lease right-of-use assets	104,782	112,805
Goodwill	387,334	387,334
Intangible assets, net	246,434	257,079
Other assets	41,589	45,557
Total assets	$2,500,163	$2,493,078
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$163,559	$185,125
Accrued compensation	23,155	30,756
Accrued customer rebates and returns	185,538	197,398
Current portion of long-term debt	—	37,500
Other accrued liabilities	59,503	42,048
Total current liabilities	431,755	492,827
Long-term debt	440,479	402,413
Long-term operating lease liabilities	87,774	96,568
Deferred tax liabilities	3,794	3,977
Other long-term liabilities	21,321	20,218
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 29,665,940 and 30,391,955 shares issued and outstanding in 2026 and 2025, respectively	297	304
Additional paid-in capital	139,439	137,109
Retained earnings	1,380,443	1,344,183
Accumulated other comprehensive loss	(5,139)	(4,521)
Total shareholders’ equity	1,515,040	1,477,075
Total liabilities and shareholders' equity	$2,500,163	$2,493,078
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended June 27, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at March 28, 2026	30,031,601	$300	$134,230	$1,337,092	$(4,919)	$1,466,703
Exercise of stock options	7,221	—	627	—	—	627
Compensation cost under incentive stock plans	—	—	5,439	—	—	5,439
Purchase and cancellation of common stock	(381,732)	(3)	(687)	(44,420)	—	(45,110)
Issuance of non-vested stock, net of cancellations	10,350	—	—	—	—	—
Other stock-related activity	(1,500)	—	(170)	—	—	(170)
Other comprehensive loss	—	—	—	—	(220)	(220)
Net income	—	—	—	87,771	—	87,771
Balance at June 27, 2026	29,665,940	$297	$139,439	$1,380,443	$(5,139)	$1,515,040

	Three Months Ended June 28, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at March 29, 2025	30,539,334	$306	$117,190	$1,226,461	$(6,553)	$1,337,404
Exercise of stock options	3,521	—	357	—	—	357
Compensation cost under incentive stock plans	—	—	4,524	—	—	4,524
Purchase and cancellation of common stock	(29,123)	—	(52)	(3,429)	—	(3,481)
Issuance of non-vested stock, net of cancellations	11,031	—	—	—	—	—
Other stock-related activity	(876)	(1)	(105)	—	—	(106)
Other comprehensive loss	—	—	—	—	2,339	2,339
Net income	—	—	—	58,709	—	58,709
Balance at June 28, 2025	30,523,887	$305	$121,914	$1,281,741	$(4,214)	$1,399,746

	Six Months Ended June 27, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2025	30,391,955	$304	$137,109	$1,344,183	$(4,521)	$1,477,075
Exercise of stock options	7,221	—	627	—	—	627
Compensation cost under incentive stock plans	—	—	9,526	—	—	9,526
Purchase and cancellation of common stock	(816,906)	(7)	(1,471)	(95,062)	—	(96,540)
Issuance of common stock under incentive stock plans, net of cancellations	136,272	1	(1)	—	—	—
Other stock-related activity	(52,602)	(1)	(6,351)	—	—	(6,352)
Other comprehensive loss	—	—	—	—	(618)	(618)
Net income	—	—	—	131,322	—	131,322
Balance at June 27, 2026	29,665,940	$297	$139,439	$1,380,443	$(5,139)	$1,515,040

	Six Months Ended June 28, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2024	30,565,855	$306	$119,077	$1,180,862	$(6,775)	$1,293,470
Exercise of stock options	7,361	—	729	—	—	729
Compensation cost under incentive stock plans	—	—	8,137	—	—	8,137
Purchase and cancellation of common stock	(124,993)	(1)	(225)	(15,335)	—	(15,561)
Issuance of common stock under incentive stock plans, net of cancellations	120,492	1	(1)	—	—	—
Other stock-related activity	(44,828)	(1)	(5,803)	—	—	(5,804)
Other comprehensive loss	—	—		—	2,561	2,561
Net income	—	—		116,214	—	116,214
Balance at June 28, 2025	30,523,887	$305	$121,914	$1,281,741	$(4,214)	$1,399,746
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025
Cash Flows from Operating Activities:
Net income	$131,322	$116,214
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,907	27,762
Provision for doubtful accounts	140	654
Provision for deferred income taxes	(100)	(75)
Provision for stock-based compensation	9,526	8,137
Gain on sale of investment	(2,208)	—
Changes in assets and liabilities:
Accounts receivable	(75,170)	41,185
Inventories	150,488	(89,695)
Prepaids and other current assets	(24,416)	(2,911)
Other assets	(2,074)	(4,871)
Accounts payable	(19,899)	(10,649)
Accrued customer rebates and returns	(11,849)	(1,203)
Accrued compensation and other liabilities	12,714	(24,763)
Cash provided by operating activities	196,381	59,785
Cash Flows from Investing Activities:
Property, plant, and equipment additions	(17,525)	(19,435)
Proceeds from sale of investment	7,208	—
Cash used in investing activities	(10,317)	(19,435)
Cash Flows from Financing Activities:
Proceeds from issuance of senior notes	450,000	—
Payments of long-term debt	(440,625)	(6,250)
Proceeds from revolving credit line	15,000	—
Payments of revolving credit line	(15,000)	(13,960)
Payment of debt issuance costs	(9,713)	—
Proceeds from exercise of stock options	627	729
Purchase and cancellation of common stock	(97,412)	(15,561)
Other stock-related activity	(6,352)	(5,804)
Cash used in financing activities	(103,475)	(40,846)
Effect of exchange rate changes on Cash and Cash Equivalents	(43)	204
Net Increase (Decrease) in Cash and Cash Equivalents	82,546	(292)
Cash and Cash Equivalents, Beginning of Period	49,436	57,137
Cash and Cash Equivalents, End of Period	$131,982	$56,845
Supplemental Cash Flow Information
Cash paid for interest expense	$10,685	$11,513
Cash paid for income taxes	$29,502	$42,714
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 27, 2026, AND JUNE 28, 2025
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

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Sales of accounts receivable	$280,272	$354,904	$585,419	$689,074
Factoring costs	12,467	14,566	25,175	29,154
3.    Inventories
Inventories include the cost of material, freight, duties, direct labor, and overhead utilized to process our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	June 27, 2026	December 31, 2025
Raw materials	$30,070	$36,698
Bulk product	236,713	287,653
Finished product	530,233	622,029
Packaging materials	11,004	12,639
Total	$808,020	$959,019

4.    Goodwill and Intangible Assets
Goodwill
Goodwill at both June 27, 2026, and December 31, 2025, was $387.3 million, net of accumulated impairment losses of $56.7 million.
Intangible Assets
Intangible assets included the following:

	June 27, 2026			December 31, 2025
Intangible assets subject to amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Customer relationships	$173,746	$(56,399)	$117,347	$173,984	$(51,741)	$122,243
Trade names	67,690	(21,195)	46,495	67,690	(19,119)	48,571
Product portfolio	107,800	(26,592)	81,208	107,800	(23,215)	84,585
Technology	2,167	(1,691)	476	2,167	(1,567)	600
Patents and other	2,487	(1,579)	908	2,475	(1,395)	1,080
Total	$353,890	$(107,456)	$246,434	$354,116	$(97,037)	$257,079
Amortization expense was $5.2 million and $5.5 million during the three months ended June 27, 2026, and June 28, 2025, and $10.4 million and $11.0 million during the six months ended June 27, 2026, and June 28, 2025, respectively.
5.    Debt
During the three months ended March 28, 2026, we borrowed $15.0 million under the revolving credit facility of our credit agreement. The borrowing was repaid during the three months ended June 27, 2026.
During the three months ended June 27, 2026, we entered into a third amendment to our credit agreement to refinance the existing revolving credit facility with a new five-year revolving credit facility in an aggregate principal amount of $800.0 million, extending the maturity date to June 16, 2031.
The loans under the amended credit agreement are guaranteed by each of the Company’s material wholly owned domestic subsidiaries and are supported by a security interest in substantially all the Company’s and its material wholly owned domestic subsidiaries’ personal property and assets, subject to certain exceptions.
During the three months ended June 27, 2026, we also issued $450.0 million aggregate principal amount of 6.25% senior notes due June 16, 2034 (the "Senior Notes") pursuant to an indenture entered into among the Company, the subsidiary guarantors party thereto, and the trustee. The Senior Notes pay interest semi-annually in June and December of each year, commencing in December 2026.
The proceeds from the issuance of the Senior Notes were utilized (i) to repay our outstanding term loan balance of $431.3 million, as well as accrued interest and fee obligations under our credit agreement, (ii) to pay advisory and other fees in connection with the refinancing transactions, and (iii) for general corporate purposes.
The obligations under the Senior Notes are fully and unconditionally guaranteed by each of the Company’s existing and future wholly owned subsidiaries that is a guarantor or other obligor under the Company’s credit agreement and certain other indebtedness, as further specified in the indenture.
The amended credit agreement and the indenture contain customary representations and warranties, affirmative and negative covenants, and events of default. Additionally, the amended credit agreement contains financial maintenance covenants that require the Company to (i) maintain a consolidated secured net leverage ratio of not more than 3.50 to 1.00 (increasing to 4.00 to 1.00 for the four fiscal quarters following certain acquisitions) and (ii) a consolidated interest coverage ratio of not less than 2.00 to 1.00.
6.    Segment and Geographic Information
Segment results are as follows:

	For the Three Months ended June 27, 2026
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$424,320	$66,266	$54,012	$544,598
Cost of goods sold	222,602	49,106	21,665	293,373
Factoring expense	12,467	—	—	12,467
Other segment expenses	84,511	14,385	18,239	117,135
Segment income from operations	$104,740	$2,775	$14,108	$121,623

	For the Three Months ended June 28, 2025
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$424,328	$62,060	$54,571	$540,959
Cost of goods sold	248,139	46,705	26,602	321,446
Factoring expense	14,566	—	—	14,566
Other segment expenses	83,322	14,833	18,531	116,686
Segment income from operations	$78,301	$522	$9,438	$88,261

	For the Six Months ended June 27, 2026
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$848,059	$124,079	$101,230	$1,073,368
Cost of goods sold	492,138	92,326	47,524	631,988
Factoring expense	25,175	—	—	25,175
Other segment expenses	166,345	28,530	35,508	230,383
Segment income from operations	$164,401	$3,223	$18,198	$185,822

	For the Six Months ended June 28, 2025
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$833,184	$113,740	$101,727	$1,048,651
Cost of goods sold	485,138	85,182	51,110	621,430
Factoring expense	29,154	—	—	29,154
Other segment expenses	159,098	28,199	36,358	223,655
Segment income from operations	$159,794	$359	$14,259	$174,412

A reconciliation of segment income from operations to consolidated income before income taxes is as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Segment income from operations	$121,623	$88,261	$185,822	$174,412
Acquisition-related intangible assets amortization	(5,173)	(5,406)	(10,347)	(10,877)
Acquisition-related transaction and other costs	(233)	(341)	(475)	(833)
Pretax reduction in workforce costs	—	(33)	—	(147)
Interest expense, net	(6,311)	(7,182)	(12,118)	(14,540)
Other income, net	5,577	1,544	8,823	2,905
Consolidated income before income taxes	$115,483	$76,843	$171,705	$150,920
The following table presents our net sales by geographic region:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net sales to U.S. customers	$499,240	$502,159	$988,300	$966,613
Net sales to non-U.S. customers	45,358	38,800	85,068	82,038
Total	$544,598	$540,959	$1,073,368	$1,048,651
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
In February 2026, the U.S. Supreme Court ruled against certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ruling did not address refunds of IEEPA tariffs paid. However, in March 2026, the Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to begin the refund process for all importers who were subject to IEEPA duties. CIT's order may be subject to U.S. government challenge. We are the importer of record for certain products that were previously subject to tariffs under IEEPA. During the three months ended June 27, 2026, we recorded refunds of such previously paid tariffs totaling $98.1 million, including a receivable of $19.7 million for amounts that remained uncollected as of June 27, 2026. The majority of the receivable was collected after June 27, 2026.
We also recognized interest income of $3.5 million related to the refunds received during the three months ended June 27, 2026, which is included in Other income, net on the Condensed Consolidated Statements of Operations and Comprehensive Income.

8.    Stock-Based Compensation
Restricted Stock Units (“RSUs”)
Compensation cost related to RSU grants was $5.3 million and $4.2 million for the three months ended June 27, 2026, and June 28, 2025, and $9.2 million and $7.5 million for the six months ended June 27, 2026, and June 28, 2025, respectively, and was included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following table summarizes our RSU activity for the six months ended June 27, 2026:

	Shares	Weighted Average Fair Value
Balance at December 31, 2025	324,125	$117.70
Granted	194,232	$118.19
Vested	(136,272)	$108.24
Canceled	(9,851)	$119.94
Balance at June 27, 2026	372,234	$121.36
As of June 27, 2026, there was $33.6 million of unrecognized compensation cost related to unvested RSU grants that is expected to be recognized over a weighted average period of 2.0 years.
Stock Options
From time to time, we grant stock options to participants in our equity plans. Compensation cost related to stock option grants was not material for the three and six months ended June 27, 2026, and June 28, 2025.
The following table summarizes our stock option activity for the six months ended June 27, 2026:

	Shares	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	191,677	$88.44
Canceled	(703)	$91.28
Exercised	(7,221)	$86.86
Balance at June 27, 2026	183,753	$88.49	3.1	$8,489
Exercisable at June 27, 2026	167,749	$88.23	3.0	$7,794
As of June 27, 2026, unrecognized compensation cost related to unvested stock options was not material.
In May 2026, our shareholders approved the Dorman Products, Inc. 2026 Omnibus Incentive Plan (the “2026 Plan”), which permits awards to our employees, officers, directors, consultants, and advisors in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. Upon the effective date of a registration statement to be filed with the SEC regarding the 2026 Plan, the 2026 Plan will replace the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan (the “2018 Plan”).
Subject to adjustment as provided in the 2026 Plan, not more than 1,543,000 shares of our common stock plus such number of shares of our common stock remaining available for issuance and not subject to any outstanding awards under the 2018 Plan shall be available for awards under the 2026 Plan. If an award granted under the 2026 Plan is forfeited, terminates, or expires without having been exercised in full, the shares underlying such forfeited, terminated, or expired award will return to the pool of shares available for issuance under the 2026 Plan. No awards were issued under the 2026 Plan during the quarter ended June 27, 2026.
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
For the three months ended June 27, 2026, and June 28, 2025, there were approximately 84,000 shares and 127,000 shares, respectively, and for the six months ended June 27, 2026, and June 28, 2025, there were approximately 81,000 shares and 83,000 shares, respectively, that were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.
The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Numerator:
Net income	$87,771	$58,709	$131,322	$116,214
Denominator:
Weighted average basic shares outstanding	29,864	30,518	30,041	30,547
Effect of stock-based compensation awards	131	162	164	197
Weighted average diluted shares outstanding	29,995	30,680	30,205	30,744
Earnings Per Share:
Basic	$2.94	$1.92	$4.37	$3.80
Diluted	$2.93	$1.91	$4.35	$3.78
10.    Common Stock Repurchases
We periodically repurchase, at the then-current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). 401(k) Plan participants can no longer purchase shares of Dorman common stock as an investment option under the 401(k) Plan. Shares are generally purchased by the Company from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination, or other reasons. The following table summarizes the repurchase and cancellation of common stock by the Company for the three and six months ended June 27, 2026, and June 28, 2025:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Shares repurchased and canceled	693	—	693	2,070
Total cost of shares repurchased and canceled (in thousands)	$70	$—	$70	$261
Average price per share	$100.90	$—	$100.90	$126.08
Separately, we repurchase shares under share repurchase programs authorized by our Board of Directors. Share repurchases may be made from time to time depending on market conditions, share price, share availability, and other factors at the Company’s discretion. The Company is not obligated to acquire a specific number of shares under the programs.

The following table summarizes the repurchase and cancellation of common stock in the three and six months ended June 27, 2026, and June 28, 2025:

	Three Months Ended		Six Months Ended
	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Shares repurchased and canceled	381,039	29,123	816,213	122,923
Total cost of shares repurchased and canceled (in thousands)	$45,041	$3,482	$96,471	$15,300
Average price per share	$118.21	$119.56	$118.19	$124.47
At June 27, 2026, $362.9 million was available for repurchase under the share repurchase program.
11.    Income Taxes
At June 27, 2026, we had $10.6 million of net unrecognized tax benefits, $9.1 million of which would lower our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At June 27, 2026, accrued interest and penalties related to unrecognized tax benefits were $4.5 million.
We file income tax returns in the United States, Canada, China, India, and Mexico. The statute of limitations for tax years before 2022 is closed for U.S. federal income tax purposes. The statute of limitations for tax years before 2017 is closed for the states in which we filed. The statute of limitations for tax years before 2022 is closed for income tax purposes in Canada, China, and India. The statute of limitations for tax years before 2021 is closed for income tax purposes in Mexico.
12.    Fair Value Disclosures
The carrying values of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate their fair values due to their short-term nature.
The estimated fair value of the Company's Senior Notes was $452.2 million at June 27, 2026. Fair value was determined based on observed market prices for the notes and is classified as a Level 2 fair value measurement.
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
As of December 31, 2025, we marketed approximately 144,000 distinct parts, many of which we designed and engineered. This number excludes private-label stock keeping units and other variations in how we market, package, and distribute our products, includes distinct parts of acquired companies, and reflects distinct parts that have been discontinued at the end of their lifecycle. Our products are sold under our various brand names, under our customers’ private-label brands, or in bulk. We are one of the leading aftermarket suppliers of parts that were traditionally available to consumers only from OEMs or salvage yards. These parts include, among others, leaf springs, intake manifolds, exhaust manifolds, oil filters and coolers, window regulators, radiator fan assemblies, tire pressure monitor sensors, exhaust gas recirculation ("EGR") coolers, driveshafts, UTV windshields, and complex electronics modules.
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

In the six months ended June 27, 2026, we introduced 1,885 new distinct parts to our customers and end-users, including 528 “New-to-the-Aftermarket” parts. We introduced 5,560 new distinct parts to our customers and end-users in the fiscal year ended December 31, 2025, including 1,608 “New-to-the-Aftermarket” parts.
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
Vehicles in Operation
The Company’s products are primarily purchased and installed on a subsegment of the passenger and light-duty vehicles in operation in the United States (“VIO”), specifically weighted towards vehicles aged 7 to 14 years. Each year, the United States seasonally adjusted annual rate (“US SAAR”) of new vehicles purchased adds a new year to the VIO. According to data from the Auto Care Association (“Auto Care”), the US SAAR experienced a decline from 2008 to 2011 as consumers purchased fewer new vehicles as a result of the Great Recession of 2008. We believe that the declining US SAAR during that period led to a follow-on decline in our primary VIO subsegment (7-to-14-year-old vehicles) commencing in 2016. However, following 2011 and the impact of the Great Recession of 2008, U.S. consumers began to increase their purchases of new vehicles, which over time caused the US SAAR to recover and return to more historical levels. The 7-to-14-year-old vehicle car parc has grown over the past several years, which we believe has expanded demand for aftermarket replacement parts as more vehicles remained in operation.
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
Miles Driven
The number of miles driven is another important statistic that impacts our business. Generally, as vehicles accumulate more miles, their parts are more likely to wear or fail, which fuels increased demand for replacement parts, including our products. According to the U.S. Department of Transportation, the number of miles driven through October 2025 increased 1.0% year over year in the light-duty sector. However, global gasoline prices remained high during 2025 and through the first half of 2026, and, if high prices persist, they may negatively impact miles driven as consumers reduce travel or seek alternative methods of transportation.
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
Impact of Interest Rates
Our business is subject to interest rate risk under the terms of our customer accounts receivable sales programs, as a change in the Term Secured Overnight Financing Rate (“Term SOFR”) or alternative discount rate affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our credit agreement bear interest at variable rates tied to Term SOFR or the applicable base rate. Under the terms of the credit agreement, a change in interest rates affects the rate at which we can borrow funds thereunder and impacts the interest cost on existing borrowings. Interest rates may remain steady at their current levels for prolonged periods or may increase in the future, resulting in increased costs associated with our accounts receivable sales programs and outstanding borrowings. Interest rates generally declined starting in the second half of 2025 and through the first quarter of 2026.
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
We have taken actions designed to mitigate the impact of these cost increases, including, but not limited to, diversifying our supply chain and negotiating cost concessions from our suppliers where possible. In addition, starting in the third quarter of 2025, we implemented price increases to mitigate the cost increases while also considering the competitive dynamic of our parts in the marketplace. We experienced an increase in gross margin in the second half of 2025 due to the timing of price actions taking effect before the higher tariff costs were recognized as an expense in our Statement of Operations and Comprehensive Income. Gross margin decreased beginning in the first quarter of 2026 as we recognized the higher tariff costs in our Statement of Operations and Comprehensive Income.
In February 2026, the U.S. Supreme Court ruled against certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). The ruling did not address refunds of IEEPA tariffs paid. However, in March 2026, the Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to begin the refund process for all importers who were subject to IEEPA duties. CIT's order may be subject to U.S. government challenge. We are the importer of record for certain products that were previously subject to tariffs under IEEPA. During the three months ended June 27, 2026, we recorded refunds of such previously paid tariffs totaling $98.1 million, including a receivable of $19.7 million for amounts that remained uncollected as of June 27, 2026.
We also recognized interest income of $3.5 million related to the refunds received during the three months ended June 27, 2026, which is included in Other income, net on the Condensed Consolidated Statements of Operations and Comprehensive Income.
The U.S. Administration has taken several tariff-related actions following the Supreme Court's decision, including adopting temporary tariffs under Section 122 of the Trade Act of 1974, which expired on July 24, 2026, and adopting new tariffs under Section 301 of the Trade Act of 1974 on imports from a broad range of countries, which became effective upon the expiration of the Section 122 tariffs. The current tariff environment remains uncertain, and there can be no assurance as to whether additional tariffs may be imposed or what the impacts of such actions may be on our business. There also remains uncertainty regarding how countries with which the U.S. has negotiated or is in the process of negotiating tariff trade deals will respond to tariff actions by the U.S. Administration. We continue to monitor and evaluate these developments and assess their potential impact on our business, financial condition, and results of operations.

Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended*				Six Months Ended*
(in thousands, except percentage data)	June 27, 2026		June 28, 2025		June 27, 2026		June 28, 2025
Net sales	$544,598	100.0%	$540,959	100.0%	$1,073,368	100.0%	$1,048,651	100.0%
Cost of goods sold	293,373	53.9%	321,446	59.4%	631,988	58.9%	621,430	59.3%
Gross profit	251,225	46.1%	219,513	40.6%	441,380	41.1%	427,221	40.7%
Selling, general, and administrative expenses	135,008	24.8%	137,032	25.3%	266,380	24.8%	264,666	25.2%
Income from operations	116,217	21.3%	82,481	15.2%	175,000	16.3%	162,555	15.5%
Interest expense, net	6,311	1.2%	7,182	1.3%	12,118	1.1%	14,540	1.4%
Other income, net	5,577	1.0%	1,544	0.3%	8,823	0.8%	2,905	0.3%
Income before income taxes	115,483	21.2%	76,843	14.2%	171,705	16.0%	150,920	14.4%
Provision for income taxes	27,712	5.1%	18,134	3.4%	40,383	3.8%	34,706	3.3%
Net income	$87,771	16.1%	$58,709	10.9%	$131,322	12.2%	$116,214	11.1%
*Percentage of sales information may not add due to rounding
Three Months Ended June 27, 2026, Compared to Three Months Ended June 28, 2025
Net sales increased $3.6 million, or 0.7%, for the three months ended June 27, 2026, compared to the prior year period, primarily driven by tariff-related pricing actions enacted during the second half of 2025 across our segments, partially offset by lower volume in the light duty and specialty vehicle sectors, and market-based price concessions.
Gross profit as a percentage of net sales increased 550 basis points compared to the prior year period, primarily due to lower net tariff costs resulting from recognition of IEEPA refunds, which added 820 basis points to gross profit as a percentage of net sales in the current year period.
Selling, general, and administrative expenses decreased 50 basis points as a percentage of net sales for the three months ended June 27, 2026, compared to the prior year period, due to continued operational improvement and lower factoring costs.
Our effective tax rate of 24.0% for the three months ended June 27, 2026, was slightly higher than our effective tax rate of 23.6% for the three months ended June 28, 2025.
Six Months Ended June 27, 2026, Compared to Six Months Ended June 28, 2025
Net sales increased $24.7 million, or 2.4%, for the six months ended June 27, 2026, compared to the prior year period, primarily driven by tariff-related pricing actions enacted during the second half of 2025 across our segments, partially offset by lower volume when compared to the strong sales in the prior year period, and price concessions.
Gross profit as a percentage of net sales increased 40 basis points compared to the prior year period, primarily due to lower net tariff costs resulting from recognition of IEEPA refunds, which added 110 basis points to gross profit as a percentage of net sales in the current year period.
Selling, general, and administrative expenses decreased 40 basis points as a percentage of net sales for the six months ended June 27, 2026, compared to the prior year period, due to favorable leverage from higher net sales and lower factoring costs.
Interest expense, net, decreased $2.4 million for the six months ended June 27, 2026, compared to the prior year period. The decrease was driven by lower outstanding principal on our revolving credit facility and term loan, resulting from repayments over the last several quarters, as well as lower average Term SOFR rates during the current year period.
Our effective tax rate of 23.5% for the six months ended June 27, 2026, was slightly higher than our effective tax rate of 23.0% for the six months ended June 28, 2025.
Segment Operating Results
Segment operating results were as follows:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Net Sales:
Light Duty	$424,320	$424,328	$848,059	$833,184
Heavy Duty	66,266	62,060	124,079	113,740
Specialty Vehicle	54,012	54,571	101,230	101,727
Total	$544,598	$540,959	$1,073,368	$1,048,651

Segment Income From Operations
Light Duty	$104,740	$78,301	$164,401	$159,794
Heavy Duty	2,775	522	3,223	359
Specialty Vehicle	14,108	9,438	18,198	14,259
Total	$121,623	$88,261	$185,822	$174,412
Three Months Ended June 27, 2026, Compared to Three Months Ended June 28, 2025
Light Duty
Light Duty net sales were flat for the three months ended June 27, 2026, compared to the prior year period, primarily due to tariff-related pricing actions enacted during the second half of 2025, partially offset by lower volume, when compared to the strong sales in the prior year period, and market-based price concessions.
Light Duty segment income from operations as a percentage of net sales increased to 24.7% for the three months ended June 27, 2026, from 18.5% for the three months ended June 28, 2025. This increase was primarily driven by lower net tariff costs resulting from recognition of IEEPA refunds, which added 910 basis points to segment income from operations as a percentage of net sales in the current year period, partially offset by higher wage and benefits costs in the current year period.
Heavy Duty
Heavy Duty net sales increased $4.2 million, or 6.8%, for the three months ended June 27, 2026, compared to the prior year period, primarily reflecting tariff-related pricing actions and business wins in certain categories and channels.
Heavy Duty segment income as a percentage of net sales increased 340 basis points, to 4.2% for the three months ended June 27, 2026. This increase was primarily driven by lower net tariff costs resulting from recognition of IEEPA refunds, which added 190 basis points to segment income from operations as a percentage of net sales in the current year period, and favorable leverage from higher net sales.

Specialty Vehicle
Specialty Vehicle net sales were flat for the three months ended June 27, 2026, compared to the prior year period, as reduced customer demand in the specialty vehicle sector was partially offset by tariff-related pricing actions in certain categories.
Specialty Vehicle segment income as a percentage of net sales increased to 26.1% for the three months ended June 27, 2026, from 17.3% for the three months ended June 28, 2025. This increase was primarily driven by lower net tariff costs resulting from recognition of IEEPA refunds, which added 830 basis points to segment income from operations as a percentage of net sales in the current year period.
Six Months Ended June 27, 2026, Compared to Six Months Ended June 28, 2025
Light Duty
Light Duty net sales increased $14.9 million, or 2%, for the six months ended June 27, 2026, compared to the prior year period, primarily due to tariff-related pricing actions enacted during the second half of 2025, partially offset by lower volume when compared to the strong sales in the prior year period.
Light Duty segment income from operations as a percentage of net sales increased to 19.4% for the six months ended June 27, 2026, from 19.2% for the six months ended June 28, 2025. This increase was primarily driven by lower net tariff costs resulting from recognition of IEEPA refunds, which added 120 basis points to segment income from operations as a percentage of net sales in the current year period, partially offset by higher wage and benefits costs in the current year period.
Heavy Duty
Heavy Duty net sales increased $10.3 million, or 9%, for the six months ended June 27, 2026, compared to the prior year period, primarily reflecting tariff-related pricing actions.
Heavy Duty segment income as a percentage of net sales increased 230 basis points, to 2.6% for the six months ended June 27, 2026. This increase was primarily driven by favorable leverage on higher net sales.
Specialty Vehicle
Specialty Vehicle net sales were flat for the six months ended June 27, 2026, compared to the prior year period, as tariff-related pricing actions in certain categories were offset by reduced customer demand in the specialty vehicle sector.
Specialty Vehicle segment income as a percentage of net sales increased to 18.0% for the six months ended June 27, 2026, from 14.0% for the six months ended June 28, 2025. This increase was primarily driven by lower net tariff costs resulting from recognition of IEEPA refunds, which added 110 basis points to segment income from operations as a percentage of net sales in the current year period.

Liquidity and Capital Resources
Historically, our primary source of liquidity has been the cash flow generated from our operations, including flexibility provided by accounts receivable sales programs facilitated through certain customers. Key components of our liquidity and capital resources were as follows:

(in thousands)	June 27, 2026	December 31, 2025
Cash and cash equivalents	$131,982	$49,436
Working Capital	$1,121,501	$1,028,699
Shareholders' equity	$1,515,040	$1,477,075
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
Sales of accounts receivable under these programs, and related factoring costs, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025	June 27, 2026	June 28, 2025
Sales of accounts receivable	$280,272	$354,904	$585,419	$689,074
Factoring costs	12,467	14,566	25,175	29,154

If receivables had not been sold, $1,044.1 million and $1,093.1 million of additional receivables would have been outstanding at June 27, 2026, and December 31, 2025, respectively, based on standard payment terms.
Credit Agreement
In June 2026, we entered into a third amendment to our credit agreement to refinance the existing revolving credit facility with a new five-year revolving credit facility in an aggregate principal amount of $800.0 million, extending the maturity date to June 16, 2031. As of June 27, 2026, we had outstanding letters of credit for $1.1 million in aggregate. Net of outstanding letters of credit, we had $798.9 million available under the revolving credit facility at June 27, 2026.
The loans under the amended credit agreement are guaranteed by each of the Company’s material wholly owned domestic subsidiaries and are supported by a security interest in substantially all the Company’s and its material wholly owned domestic subsidiaries’ personal property and assets, subject to certain exceptions.
In June 2026, we also issued $450.0 million aggregate principal amount of 6.25% senior notes due June 2034 (the "Senior Notes") pursuant to an indenture entered into among the Company, the subsidiary guarantors party thereto, and the trustee. The Senior Notes pay interest semi-annually in June and December of each year, commencing in December 2026.
The proceeds from the issuance of the Senior Notes were (i) utilized to repay our outstanding term loan balance of $431.3 million, as well as accrued interest and fee obligations, under our credit agreement, (ii) to pay advisory and other fees in connection with the refinancing transactions, and (iii) for general corporate purposes.
The obligations under the Senior Notes are fully and unconditionally guaranteed by each of the Company’s existing and future wholly owned subsidiaries that is a guarantor or other obligor under the Company’s credit agreement and certain other indebtedness, as further specified in the indenture.
The amended credit agreement and the indenture contain customary representations and warranties, affirmative and negative covenants, and events of default. Additionally, the amended credit agreement contains financial maintenance covenants that require the Company to (i) maintain a consolidated secured net leverage ratio of not more than 3.50 to 1.00 (increasing to 4.00 to 1.00 for the four fiscal quarters following certain acquisitions) and (ii) a consolidated interest coverage ratio of not less than 2.00 to 1.00. As of June 27, 2026, we were not in default with respect to either the revolving credit facility or indenture governing the Senior Notes.
Cash Flows
The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Six Months Ended
(in thousands)	June 27, 2026	June 28, 2025
Cash provided by operating activities	$196,381	$59,785
Cash used in investing activities	(10,317)	(19,435)
Cash used in financing activities	(103,475)	(40,846)
Effect of foreign exchange on cash and cash equivalents	(43)	204
Net increase (decrease) in cash and cash equivalents	$82,546	$(292)
For the six months ended June 27, 2026, cash provided by operating activities increased $136.6 million from the prior year period, primarily due to $81.5 million of IEEPA refunds and related interest received, as well as the benefits of inventory reductions in the current year, partially offset by lower sales of accounts receivable.
Investing activities used cash of $10.3 million and $19.4 million during the six months ended June 27, 2026, and June 28, 2025, respectively, reflecting timing of spending on capital investments. The six months ended June 27, 2026, also included $7.2 million of proceeds from the sale of an investment.
Financing activities during the six months ended June 27, 2026, included $97.3 million paid to repurchase 825,213 shares of common stock, as well as $450.0 million of proceeds received from the issuance of our Senior Notes and the repayment of $440.6 million of outstanding borrowings under our credit agreement prior to the amendment. During the six months ended June 28, 2025, we paid $15.3 million to repurchase 122,923 shares of common stock, and repaid $20.2 million of outstanding borrowings under our credit agreement.
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
Under the terms of our customer-sponsored programs to sell accounts receivable, a change in the reference rate would affect the amount of financing costs we incur and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in Term SOFR or the discount rates on the accounts receivable sales programs would have increased our factoring costs and reduced the amount of cash we would have received by approximately $2.6 million and $2.8 million for the three months ended June 27, 2026, and June 28, 2025, respectively, and $5.3 million and $5.5 million for the six months ended June 27, 2026, and June 28, 2025, respectively.
Under the terms of our credit agreement, a change in the reference rate or the lender’s base rate would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the reference rate or base rate would have increased our interest expense on our variable rate debt under our credit agreement by approximately $1.0 million and $1.1 million for the three months ended June 27, 2026, and June 28, 2025, respectively, and $2.0 million and $2.3 million for the six months ended June 27, 2026, and June 28, 2025, respectively.
Although our Senior Notes, as described in Note 5, "Debt," to the Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this report are reported at cost and not adjusted for fair value changes, changes in interest rates could have a material impact on their fair value, although there would be no impact on our results of operations, financial condition, or cash flows. As of June 27, 2026, the fair value of our Senior Notes would have decreased by approximately $27.0 million as a result of a hypothetical increase of one percentage point in interest rates.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended June 27, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
During the three months ended June 27, 2026, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
March 29, 2026, through April 25, 2026 (1)	146,829	$105.93	146,136	$392,451,275
April 26, 2026, through May 23, 2026	6,520	$109.88	6,520	$391,734,847
May 24, 2026, through June 27, 2026	228,383	$126.29	228,383	$362,893,112
Total	381,732		381,039	$362,893,112
(1)Includes 693 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 10, "Common Stock Repurchases", to the Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this report).
(2)In October 2024, the Company’s Board of Directors authorized the purchase of up to $500.0 million of our common stock under a share repurchase program effective from January 1, 2025, through December 31, 2027. At June 27, 2026, $362.9 million was available for repurchase under the program.
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
Not Applicable

ITEM 5. Other Information
Director and Executive Officer Trading Arrangements
Entry into Rule 10b5-1 Trading Plans. During the quarter ended June 27, 2026, none of our directors or officers (as defined under Rule 16b-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (each, a “Rule 10b5-1 Plan”).
Termination of Rule 10b5-1 Trading Plans. No director or officer terminated a Rule 10b5-1 Plan during the quarter ended June 27, 2026.
Non-Rule 10b5-1 Trading Plans. There were no non-Rule 10b5-1 trading arrangements entered into or terminated by our directors and officers during the quarter ended June 27, 2026.
ITEM 6. Exhibits
(a)Exhibits
The Exhibits included in this report are listed in the Exhibit Index on page 29, which is incorporated herein by reference.

EXHIBIT INDEX

4.1
Indenture, dated June 16, 2026, by and among Dorman Products, Inc., the guarantors named therein, and U.S. Bank Trust Company, National Association. Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 17, 2026.

4.2	Form of 6.250% Senior Notes due 2034 (included in Exhibit 4.1 hereof).

10.1	Dorman Products, Inc. 2026 Omnibus Incentive Plan. *

10.2
Amendment No. 3, dated June 16, 2026, to Credit Agreement, dated as of August 10, 2021, as amended by Amendment No. 1, dated as of October 4, 2022, and Amendment No. 2, dated as of July 1, 2024. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2026.

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
The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended June 27, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended June 27, 2026, formatted in Inline XBRL (included as Exhibit 101).
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dorman Products, Inc.
August 4, 2026

/s/ Kevin M. Olsen
Kevin M. Olsen
President and Chief Executive Officer
(principal executive officer)
August 4, 2026

/s/ Charles W. Rayfield
Charles W. Rayfield
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)