Form 10-Q
period 2026-09-26
Dorman Products, Inc.
filed 2026-10-27
CIK 868780

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________
FORM 10-Q
_____________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of October 22, 2026, the registrant had 29,494,032 shares of common stock, par value $0.01 per share, outstanding.

DORMAN PRODUCTS, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 26, 2026

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales	$561,722	$543,736	$1,635,090	$1,592,387
Cost of goods sold	340,124	302,309	972,112	923,739
Gross profit	221,598	241,427	662,978	668,648
Selling, general, and administrative expenses	138,660	135,677	405,040	400,343
Income from operations	82,938	105,750	257,938	268,305
Interest expense	8,016	7,235	20,685	21,862
Interest income	776	28	1,327	115
Other income, net	1,652	1,385	10,475	4,290
Income before income taxes	77,350	99,928	249,055	250,848
Provision for income taxes	18,175	23,508	58,558	58,214
Net income	$59,175	$76,420	$190,497	$192,634
Other comprehensive income:
Change in foreign currency translation adjustment	166	(996)	(452)	1,565
Comprehensive Income	$59,341	$75,424	$190,045	$194,199

Earnings per share:
Basic	$2.00	$2.50	$6.37	$6.31
Diluted	$1.98	$2.48	$6.33	$6.26
Weighted average shares outstanding:
Basic	29,655	30,546	29,910	30,546
Diluted	29,860	30,782	30,088	30,757
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except for share data)	September 26, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$167,005	$49,436
Accounts receivable, less allowance for doubtful accounts of $1,993 and $1,948	628,402	479,252
Inventories	787,358	959,019
Prepaids and other current assets	40,661	33,819
Total current assets	1,623,426	1,521,526
Property, plant, and equipment, net	165,365	168,777
Operating lease right-of-use assets	99,938	112,805
Goodwill	387,334	387,334
Intangible assets, net	241,367	257,079
Other assets	41,414	45,557
Total assets	$2,558,844	$2,493,078
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$180,169	$185,125
Accrued compensation	26,182	30,756
Accrued customer rebates and returns	182,560	197,398
Current portion of long-term debt	—	37,500
Other accrued liabilities	55,659	42,048
Total current liabilities	444,570	492,827
Long-term debt	440,717	402,413
Long-term operating lease liabilities	82,685	96,568
Deferred tax liabilities	4,215	3,977
Other long-term liabilities	21,709	20,218
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.01 par value; 50,000,000 shares authorized; 29,574,883 and 30,391,955 shares issued and outstanding in 2026 and 2025, respectively	296	304
Additional paid-in capital	148,857	137,109
Retained earnings	1,420,768	1,344,183
Accumulated other comprehensive loss	(4,973)	(4,521)
Total shareholders’ equity	1,564,948	1,477,075
Total liabilities and shareholders' equity	$2,558,844	$2,493,078
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Three Months Ended September 26, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at June 27, 2026	29,665,940	$297	$139,439	$1,380,443	$(5,139)	$1,515,040
Exercise of stock options	17,430	—	1,040	—	—	1,040
Compensation cost under incentive stock plans	—	—	6,255	—	—	6,255
Purchase and cancellation of common stock	(121,532)	(2)	(218)	(17,150)	—	(17,370)
Issuance of common stock under incentive stock plans, net of cancellations	13,894	1	1,191	—	—	1,192
Other stock-related activity	(849)	—	1,150	(1,700)	—	(550)
Other comprehensive income	—	—	—	—	166	166
Net income	—	—	—	59,175	—	59,175
Balance at September 26, 2026	29,574,883	$296	$148,857	$1,420,768	$(4,973)	$1,564,948

	Three Months Ended September 27, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at June 28, 2025	30,523,887	$305	$121,914	$1,281,741	$(4,214)	$1,399,746
Exercise of stock options	26,254	—	2,463	—	—	2,463
Compensation cost under incentive stock plans	—	—	4,287	—	—	4,287
Purchase and cancellation of common stock	(1,593)	—	(3)	(210)	—	(213)
Issuance of common stock under incentive stock plans, net of cancellations	14,553	—	1,065	—	—	1,065
Other stock-related activity	(1,319)	1	(192)	—	—	(191)
Other comprehensive loss	—	—	—	—	(996)	(996)
Net income	—	—	—	76,420	—	76,420
Balance at September 27, 2025	30,561,782	$306	$129,534	$1,357,951	$(5,210)	$1,482,581

	Nine Months Ended September 26, 2026
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2025	30,391,955	$304	$137,109	$1,344,183	$(4,521)	$1,477,075
Exercise of stock options	24,651	—	1,667	—	—	1,667
Compensation cost under incentive stock plans	—	—	15,781	—	—	15,781
Purchase and cancellation of common stock	(938,438)	(9)	(1,689)	(112,212)	—	(113,910)
Issuance of common stock under incentive stock plans, net of cancellations	150,166	2	1,190	—	—	1,192
Other stock-related activity	(53,451)	(1)	(5,201)	(1,700)	—	(6,902)
Other comprehensive loss	—	—	—	—	(452)	(452)
Net income	—	—	—	190,497	—	190,497
Balance at September 26, 2026	29,574,883	$296	$148,857	$1,420,768	$(4,973)	$1,564,948

	Nine Months Ended September 27, 2025
	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
(in thousands, except share data)	Shares Issued	Par Value
Balance at December 31, 2024	30,565,855	$306	$119,077	$1,180,862	$(6,775)	$1,293,470
Exercise of stock options	33,615	—	3,192	—	—	3,192
Compensation cost under incentive stock plans	—	—	12,424	—	—	12,424
Purchase and cancellation of common stock	(126,586)	(1)	(228)	(15,545)	—	(15,774)
Issuance of common stock under incentive stock plans, net of cancellations	135,045	1	1,064	—	—	1,065
Other stock-related activity	(46,147)	—	(5,995)	—	—	(5,995)
Other comprehensive income	—	—	—	—	1,565	1,565
Net income	—	—	—	192,634	—	192,634
Balance at September 27, 2025	30,561,782	$306	$129,534	$1,357,951	$(5,210)	$1,482,581
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025
Cash Flows from Operating Activities:
Net income	$190,497	$192,634
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41,672	41,798
Provision for doubtful accounts	134	374
Provision for deferred income taxes	(126)	14,845
Provision for stock-based compensation	15,781	12,424
Gain on sale of investment	(2,208)	—
Bargain purchase gain	(1,457)	—
Changes in assets and liabilities:
Accounts receivable	(149,442)	52,928
Inventories	177,558	(191,562)
Prepaids and other current assets	(3,478)	(2,389)
Other assets	(3,511)	(4,193)
Accounts payable	(3,390)	(16,518)
Accrued customer rebates and returns	(14,821)	(6,303)
Accrued compensation and other liabilities	13,738	(22,048)
Cash provided by operating activities	260,947	71,990
Cash Flows from Investing Activities:
Property, plant, and equipment additions	(25,208)	(29,818)
Acquisition of business	(4,500)	—
Proceeds from sale of investment	7,208	—
Cash used in investing activities	(22,500)	(29,818)
Cash Flows from Financing Activities:
Proceeds from issuance of senior notes	450,000	—
Payments of long-term debt	(440,625)	(12,500)
Proceeds from revolving credit line	15,000	—
Payments of revolving credit line	(15,000)	(13,960)
Payment of debt issuance costs	(12,396)	—
Proceeds from exercise of stock options	1,667	3,192
Purchase and cancellation of common stock	(113,814)	(15,773)
Other stock-related activity	(5,710)	(4,929)
Cash used in financing activities	(120,878)	(43,970)
Effect of exchange rate changes on Cash and Cash Equivalents	—	166
Net Increase (Decrease) in Cash and Cash Equivalents	117,569	(1,632)
Cash and Cash Equivalents, Beginning of Period	49,436	57,137
Cash and Cash Equivalents, End of Period	$167,005	$55,505
Supplemental Cash Flow Information
Cash paid for interest expense	$10,730	$18,381
Cash paid for income taxes	$61,850	$54,049
See accompanying Notes to Condensed Consolidated Financial Statements

DORMAN PRODUCTS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2026, AND SEPTEMBER 27, 2025
(UNAUDITED)
1.    Basis of Presentation
As used herein, unless the context requires otherwise, “Dorman,” the “Company,” “we,” “us,” or “our” refers to Dorman Products, Inc. and its subsidiaries. Our ticker symbol on The Nasdaq Stock Market LLC is “DORM.”
The accompanying unaudited condensed consolidated financial statements have been prepared under U.S. generally accepted accounting principles (“GAAP”) for interim financial information and under the rules and regulations of the U.S. Securities and Exchange Commission. However, they do not include all the information and footnotes required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments (comprising only normal, recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Interest expense and interest income are presented separately in the Condensed Consolidated Statements of Operations and Comprehensive Income. Prior year amounts, which were previously presented net, have been reclassified to conform with the current year presentation, with no impact on income from operations, net income, or earnings per share.
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

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Sales of accounts receivable	$258,163	$341,011	$843,582	$1,030,085
Factoring costs	10,938	14,590	36,113	43,744
3.    Inventories
Inventories include the cost of material, freight, duties, direct labor, and overhead utilized to process our products and are stated at the lower of cost or net realizable value. Inventories were as follows:

(in thousands)	September 26, 2026	December 31, 2025
Raw materials	$35,925	$36,698
Bulk product	240,881	287,653
Finished product	499,066	622,029
Packaging materials	11,486	12,639
Total	$787,358	$959,019

4.    Goodwill and Intangible Assets
Goodwill
Goodwill at both September 26, 2026, and December 31, 2025, was $387.3 million. This balance is net of accumulated impairment losses of $56.7 million, all of which were recorded within the Heavy Duty segment.
Intangible Assets
Intangible assets included the following:

	September 26, 2026			December 31, 2025
Intangible assets subject to amortization	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
(in thousands)
Customer relationships	$173,984	$(58,885)	$115,099	$173,984	$(51,741)	$122,243
Trade names	67,690	(22,239)	45,451	67,690	(19,119)	48,571
Product portfolio	107,800	(28,291)	79,509	107,800	(23,215)	84,585
Technology	2,167	(1,753)	414	2,167	(1,567)	600
Patents and other	2,496	(1,602)	894	2,475	(1,395)	1,080
Total	$354,137	$(112,770)	$241,367	$354,116	$(97,037)	$257,079
Amortization expense was $5.1 million and $5.4 million during the three months ended September 26, 2026, and September 27, 2025, respectively, and $15.5 million and $16.4 million during the nine months ended September 26, 2026, and September 27, 2025, respectively.
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
6.    Segment and Geographic Information

Segment results are as follows:

	For the Three Months ended September 26, 2026
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$443,738	$66,140	$51,844	$561,722
Cost of goods sold	261,118	52,486	26,928	340,532
Factoring expense	10,938	—	—	10,938
Other segment expenses	89,677	13,687	18,110	121,474
Segment income (loss) from operations	$82,005	$(33)	$6,806	$88,778

Depreciation	$6,791	$936	$994	$8,721
Capital expenditures	$6,891	$410	$382	$7,683

	For the Three Months ended September 27, 2025
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$430,316	$63,025	$50,395	$543,736
Cost of goods sold	229,612	47,004	25,693	302,309
Factoring expense	14,590	—	—	14,590
Other segment expenses	83,953	13,166	18,240	115,359
Segment income from operations	$102,161	$2,855	$6,462	$111,478

Depreciation	$6,626	$1,013	$962	$8,601
Capital expenditures	$8,945	$1,107	$331	$10,383

	For the Nine Months ended September 26, 2026
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$1,291,797	$190,219	$153,074	$1,635,090
Cost of goods sold	753,256	144,812	74,452	972,520
Factoring expense	36,113	—	—	36,113
Other segment expenses	256,022	42,217	53,618	351,857
Segment income from operations	$246,406	$3,190	$25,004	$274,600

Depreciation	$20,590	$2,719	$2,907	$26,216
Capital expenditures	$22,336	$1,578	$1,294	$25,208

	For the Nine Months ended September 27, 2025
(in thousands)	Light Duty	Heavy Duty	Specialty Vehicle	Total
Net sales	$1,263,500	$176,765	$152,122	$1,592,387
Cost of goods sold	714,750	132,186	76,803	923,739
Factoring expense	43,744	—	—	43,744
Other segment expenses	243,051	41,365	54,598	339,014
Segment income from operations	$261,955	$3,214	$20,721	$285,890

Depreciation	$19,686	$2,823	$2,893	$25,402
Capital expenditures	$26,853	$2,143	$822	$29,818

In the preceding segment tables, Other segment expenses consist of selling, general, and administrative expenses, including salaries and benefits for product development, research, sales, marketing and administrative functions, facility costs, information technology costs, and other general expenses.
A reconciliation of segment income from operations to consolidated income before income taxes is as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Segment income from operations	$88,778	$111,478	$274,600	$285,890
Acquisition-related intangible assets amortization	(5,069)	(5,442)	(15,416)	(16,319)
Acquisition-related transaction and other costs	55	(286)	(420)	(1,119)
Facility consolidation costs	(826)	—	(826)	—
Reduction in workforce costs	—	—	—	(147)
Interest expense	(8,016)	(7,235)	(20,685)	(21,862)
Interest income	776	28	1,327	115
Other income, net	1,652	1,385	10,475	4,290
Consolidated income before income taxes	$77,350	$99,928	$249,055	$250,848
Segment assets are as follows:

(in thousands)	September 26, 2026	December 31, 2025
Light Duty	$1,307,825	$1,330,389
Heavy Duty	193,507	199,768
Specialty Vehicle	79,793	76,891
Total	$1,581,125	$1,607,048
The following table presents our net sales by geographic region:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net sales to U.S. customers	$518,338	$502,525	$1,506,627	$1,469,138
Net sales to non-U.S. customers	43,384	41,211	128,463	123,249
Total	$561,722	$543,736	$1,635,090	$1,592,387
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
In February 2026, the U.S. Supreme Court ruled against certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). In March 2026, the Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to begin the refund process for all importers who were subject to IEEPA duties. We are the importer of record for certain products that were previously subject to tariffs under IEEPA. During the nine months ended September 26, 2026, we recorded refunds of such previously paid tariffs totaling $98.1 million, including a receivable of $2.1 million for amounts that remained uncollected as of September 26, 2026.
We also recognized interest income of $0.2 million and $3.7 million related to the refunds received during the three and nine months ended September 26, 2026, respectively, which is included in Other income, net on the Condensed Consolidated Statements of Operations and Comprehensive Income.
8.    Stock-Based Compensation
Restricted Stock Units (“RSUs”)
Compensation cost related to RSU grants was $5.7 million and $3.8 million for the three months ended September 26, 2026, and September 27, 2025, respectively, and $14.9 million and $11.3 million for the nine months ended September 26, 2026, and September 27, 2025, respectively, and was included in selling, general, and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
The following table summarizes our RSU activity for the nine months ended September 26, 2026:

	Shares	Weighted Average Fair Value
Balance at December 31, 2025	324,125	$117.70
Granted	198,719	$118.49
Vested	(138,784)	$108.36
Canceled	(15,358)	$119.73
Balance at September 26, 2026	368,702	$121.56
As of September 26, 2026, there was $27.8 million of unrecognized compensation cost related to unvested RSU grants that is expected to be recognized over a weighted average period of 1.9 years.
Stock Options
From time to time, we grant stock options to participants in our equity plans. Compensation cost related to stock option grants was not material for the three and nine months ended September 26, 2026, and September 27, 2025.

The following table summarizes our stock option activity for the nine months ended September 26, 2026:

	Shares	Weighted Average Price	Weighted Average Remaining Term (years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2025	191,677	$88.44
Canceled	(1,153)	$91.28
Exercised	(41,341)	$81.45
Balance at September 26, 2026	149,183	$90.36	3.0	$5,022
Exercisable at September 26, 2026	133,629	$90.25	2.9	$4,513
As of September 26, 2026, unrecognized compensation cost related to unvested stock options was not material.
In May 2026, our shareholders approved the Dorman Products, Inc. 2026 Omnibus Incentive Plan (the “2026 Plan”), which permits awards to our employees, officers, directors, consultants, and advisors in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based and cash-based awards. The 2026 Plan replaced the Dorman Products, Inc. 2018 Stock Option and Stock Incentive Plan.
Employee Stock Purchase Plan ("ESPP")
During the three and nine months ended September 26, 2026, we issued 11,382 shares under the ESPP, compared to 10,216 shares issued under the ESPP during the three and nine months ended September 27, 2025, in each case as part of the semi-annual purchase windows.
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
For the three months ended September 26, 2026, and September 27, 2025, there were approximately 200 shares and 20,000 shares, respectively, and for the nine months ended September 26, 2026, and September 27, 2025, there were approximately 54,000 shares and 62,000 shares, respectively, that were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

The following table sets forth the computation of basic earnings per share and diluted earnings per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Numerator:
Net income	$59,175	$76,420	$190,497	$192,634
Denominator:
Weighted average basic shares outstanding	29,655	30,546	29,910	30,546
Effect of stock-based compensation awards	205	236	178	211
Weighted average diluted shares outstanding	29,860	30,782	30,088	30,757
Earnings Per Share:
Basic	$2.00	$2.50	$6.37	$6.31
Diluted	$1.98	$2.48	$6.33	$6.26
10.    Common Stock Repurchases
We periodically repurchase, at the then-current market price, and cancel common stock issued to the Dorman Products, Inc. 401(k) Retirement Plan and Trust (the “401(k) Plan”). 401(k) Plan participants can no longer purchase shares of Dorman common stock as an investment option under the 401(k) Plan. Shares are generally purchased by the Company from the 401(k) Plan when participants sell units as permitted by the 401(k) Plan or elect to leave the 401(k) Plan upon retirement, termination, or other reasons. The following table summarizes the repurchase and cancellation of common stock by the Company for the three and nine months ended September 26, 2026, and September 27, 2025:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Shares repurchased and canceled	6,412	1,593	7,105	3,663
Total cost of shares repurchased and canceled (in thousands)	$864	$212	$934	$473
Average price per share	$134.82	$133.24	$131.51	$129.19
Separately, we repurchase shares under share repurchase programs authorized by our Board of Directors. Share repurchases may be made from time to time depending on market conditions, share price, share availability, and other factors at the Company’s discretion. The Company is not obligated to acquire a specific number of shares under the programs.
The following table summarizes the repurchase and cancellation of common stock in the three and nine months ended September 26, 2026, and September 27, 2025:

	Three Months Ended		Nine Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Shares repurchased and canceled	115,120	—	931,333	122,923
Total cost of shares repurchased and canceled (in thousands)	$14,600	$—	$111,071	$15,300
Average price per share	$126.82	$—	$119.26	$124.47
At September 26, 2026, $348.3 million was available for repurchase under the share repurchase program.
During the three and nine months ended September 26, 2026, we recorded $1.9 million of federal excise tax imposed on the fair value of certain stock repurchases, net of issuances, pursuant to the

Inflation Reduction Act of 2022, which was included in Purchase and cancellation of common stock in the Condensed Consolidated Statements of Shareholders' Equity. The excise tax is excluded from both the Total cost of shares repurchased and canceled and the Average price per share in the tables above. We paid $0.9 million of such excise taxes to the federal government on eligible repurchases during the three and nine months ended September 26, 2026, which was included in Purchase and cancellation of common stock in the Condensed Consolidated Statements of Cash Flows.
11.    Income Taxes
At September 26, 2026, we had $10.6 million of net unrecognized tax benefits, $9.2 million of which would lower our effective tax rate if recognized. We recognize interest and penalties related to unrecognized tax benefits in income tax expense. At September 26, 2026, accrued interest and penalties related to unrecognized tax benefits were $4.7 million.
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
The estimated fair value of the Company's Senior Notes was $435.4 million at September 26, 2026. Fair value was determined based on observed market prices for the notes and is classified as a Level 2 fair value measurement.
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
Impact of Interest Rates
Our business is subject to interest rate risk under the terms of our customer accounts receivable sales programs, as a change in the Term Secured Overnight Financing Rate (“Term SOFR”) or alternative discount rate affects the cost incurred to factor eligible accounts receivable. Additionally, our outstanding borrowings under our credit agreement bear interest at variable rates tied to Term SOFR or the applicable base rate. Under the terms of the credit agreement, a change in interest rates affects the rate at which we can borrow funds thereunder and impacts the interest cost on existing borrowings. Interest rates may remain steady at their current levels for prolonged periods or may increase in the future, resulting in increased costs associated with our accounts receivable sales programs and outstanding borrowings. Interest rates generally declined starting in the second half of 2025 and through the first quarter of 2026, before increasing in the third quarter of 2026.
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
We have taken actions designed to mitigate the impact of these cost increases, including, but not limited to, diversifying our supply chain and negotiating cost concessions from our suppliers where possible. We have also implemented price increases to mitigate the cost increases while also considering the competitive dynamic of our parts in the marketplace.
Because we capitalize tariff costs into inventory, changes in tariff costs generally are not recognized in cost of goods sold in our Statement of Operations and Comprehensive Income until the related inventory is sold. As a result, there is typically a delay between when new or increased tariffs take effect on products we source and when those costs affect our results of operations. The length of this delay depends on factors including our inventory levels, inventory turnover and the timing of purchases.
When price increases taken in response to higher tariff costs take effect before the higher costs are recognized in cost of goods sold, we may experience a temporary increase in gross margin. Gross margin may then decrease once the higher-cost inventory is sold and those costs are recognized. These timing differences may cause our gross margin and other results of operations to vary from period to period.
In February 2026, the U.S. Supreme Court ruled against certain tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). In March 2026, the Court of International Trade (“CIT”) ordered U.S. Customs and Border Protection (“CBP”) to begin the refund process for all importers who were subject to IEEPA duties. We are the importer of record for certain products that were previously subject to tariffs under IEEPA. During the nine months ended September 26, 2026, we recorded refunds of such previously paid tariffs totaling $98.1 million, including a receivable of $2.1 million for amounts that remained uncollected as of September 26, 2026.
We also recognized interest income of $0.2 million and $3.7 million related to the refunds received during the three and nine months ended September 26, 2026, which is included in Other income, net on the Condensed Consolidated Statements of Operations and Comprehensive Income.
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

Results of Operations
The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items in our Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended*				Nine Months Ended*
(in thousands, except percentages)	September 26, 2026		September 27, 2025		September 26, 2026		September 27, 2025
Net sales	$561,722	100.0%	$543,736	100.0%	$1,635,090	100.0%	$1,592,387	100.0%
Cost of goods sold	340,124	60.6%	302,309	55.6%	972,112	59.5%	923,739	58.0%
Gross profit	221,598	39.4%	241,427	44.4%	662,978	40.5%	668,648	42.0%
Selling, general, and administrative expenses	138,660	24.7%	135,677	25.0%	405,040	24.8%	400,343	25.1%
Income from operations	82,938	14.8%	105,750	19.4%	257,938	15.8%	268,305	16.8%
Interest expense	8,016	1.4%	7,235	1.3%	20,685	1.3%	21,862	1.4%
Interest income	776	0.2%	28	0.0%	1,327	0.1%	115	0.0%
Other income, net	1,652	0.3%	1,385	0.3%	10,475	0.6%	4,290	0.3%
Income before income taxes	77,350	13.8%	99,928	18.4%	249,055	15.2%	250,848	15.8%
Provision for income taxes	18,175	3.2%	23,508	4.3%	58,558	3.6%	58,214	3.7%
Net income	$59,175	10.5%	$76,420	14.1%	$190,497	11.7%	$192,634	12.1%
*Percentage of sales information may not add due to rounding
Three Months Ended September 26, 2026, Compared to Three Months Ended September 27, 2025
Net sales increased $18.0 million, or 3.3%, for the three months ended September 26, 2026, compared to the prior year period, primarily driven by volume increases in the light duty segment due to new product sales and business wins, partially offset by pricing decreases in certain categories.
Gross profit as a percentage of net sales decreased 500 basis points compared to the prior year period, primarily due to higher tariff costs in the current period. In addition, prior year gross profit as a percentage of net sales benefited from tariff pricing without the associated higher tariff costs.
Selling, general, and administrative expenses decreased 30 basis points as a percentage of net sales for the three months ended September 26, 2026, compared to the prior year period, due to leverage from higher sales and lower factoring costs, partially offset by higher wage and benefits costs.
Our effective tax rate of 23.5% for the three months ended September 26, 2026, was flat compared to the three months ended September 27, 2025.
Nine Months Ended September 26, 2026, Compared to Nine Months Ended September 27, 2025
Net sales increased $42.7 million, or 2.7%, for the nine months ended September 26, 2026, compared to the prior year period, primarily driven by tariff-related pricing actions enacted during the second half of 2025 across our segments, partially offset by lower volume when compared to the strong sales in the prior year period.
Gross profit as a percentage of net sales decreased 150 basis points compared to the prior year period, primarily due to higher tariff costs in the current year period. In addition, prior year gross profit as a percentage of net sales benefited from tariff pricing without the associated higher tariff costs.

Selling, general, and administrative expenses decreased 30 basis points as a percentage of net sales for the nine months ended September 26, 2026, compared to the prior year period, due to favorable leverage from higher net sales and lower factoring costs.
Our effective tax rate of 23.5% for the nine months ended September 26, 2026, was slightly higher than our effective tax rate of 23.2% for the nine months ended September 27, 2025.
Segment Operating Results
Segment operating results were as follows:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net Sales:
Light Duty	$443,738	$430,316	$1,291,797	$1,263,500
Heavy Duty	66,140	63,025	190,219	176,765
Specialty Vehicle	51,844	50,395	153,074	152,122
Total	$561,722	$543,736	$1,635,090	$1,592,387

Segment Income From Operations
Light Duty	$82,005	$102,161	$246,406	$261,955
Heavy Duty	(33)	2,855	3,190	3,214
Specialty Vehicle	6,806	6,462	25,004	20,721
Total	$88,778	$111,478	$274,600	$285,890
Three Months Ended September 26, 2026, Compared to Three Months Ended September 27, 2025
Light Duty
Light Duty net sales increased $13.4 million, or 3.1%, for the three months ended September 26, 2026, compared to the prior year period, primarily due to volume increases from new product sales and business wins, partially offset by pricing decreases in certain categories.
Light Duty segment income from operations as a percentage of net sales decreased to 18.5% for the three months ended September 26, 2026, from 23.7% for the three months ended September 27, 2025. This decrease was primarily driven by higher tariff costs in the current period. In addition, prior year segment income from operations benefited from tariff pricing without the associated higher tariff costs.
Heavy Duty
Heavy Duty net sales increased $3.1 million, or 4.9%, for the three months ended September 26, 2026, compared to the prior year period, primarily reflecting tariff-related pricing actions and higher volume in certain categories and channels.
Heavy Duty segment income as a percentage of net sales decreased 450 basis points for the three months ended September 26, 2026, compared to the prior year period. This decrease was primarily driven by higher tariff costs in the current year period. The prior year period also benefited from tariff-based price increases that took effect before the higher tariff costs were recognized.

Specialty Vehicle
Specialty Vehicle net sales increased $1.4 million, or 2.9%, for the three months ended September 26, 2026, compared to the prior year period, primarily reflecting a full quarter benefit of tariff-related pricing actions enacted during the third quarter of 2025.
Specialty Vehicle segment income as a percentage of net sales increased to 13.1% for the three months ended September 26, 2026, from 12.8% for the three months ended September 27, 2025.
Nine Months Ended September 26, 2026, Compared to Nine Months Ended September 27, 2025
Light Duty
Light Duty net sales increased $28.3 million, or 2.2%, for the nine months ended September 26, 2026, compared to the prior year period, primarily due to a full nine-month benefit from tariff-related pricing actions enacted during the third quarter of 2025, partially offset by lower volume when compared to the strong sales in the prior year period.
Light Duty segment income from operations as a percentage of net sales decreased to 19.1% for the nine months ended September 26, 2026, from 20.7% for the nine months ended September 27, 2025. This decrease was primarily driven by higher net tariff costs, and higher wage and benefits costs in the current year period, partially offset by lower factoring costs in the current period. In addition, prior year segment income from operations benefited from tariff pricing without the associated higher tariff costs.
Heavy Duty
Heavy Duty net sales increased $13.5 million, or 7.6%, for the nine months ended September 26, 2026, compared to the prior year period, primarily reflecting tariff-related pricing actions, and higher volumes.
Heavy Duty segment income as a percentage of net sales decreased 10 basis points, to 1.7% for the nine months ended September 26, 2026.
Specialty Vehicle
Specialty Vehicle net sales were up slightly for the nine months ended September 26, 2026, compared to the prior year period, as tariff-related pricing actions in certain categories were partially offset by lower volumes, reflecting reduced customer demand in the specialty vehicle sector.
Specialty Vehicle segment income as a percentage of net sales increased to 16.3% for the nine months ended September 26, 2026, from 13.6% for the nine months ended September 27, 2025. This increase was primarily driven by benefits in the current year period from tariff-related pricing and lower expenses in the current year period.
Liquidity and Capital Resources
Historically, our primary source of liquidity has been the cash flow generated from our operations, including flexibility provided by accounts receivable sales programs facilitated through certain customers. Key components of our liquidity and capital resources were as follows:

(in thousands)	September 26, 2026	December 31, 2025
Cash and cash equivalents	$167,005	$49,436
Working Capital	$1,178,856	$1,028,699
Shareholders' equity	$1,564,948	$1,477,075

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
Tariffs
Increases in tariffs accelerate our use of cash, as we generally pay the higher tariff costs to U.S. Customs and Border Protection before the related products are sold, but we collect the cash from any price increases to our customers on a delayed basis, taking into account our inventory turns and payment terms negotiated with those customers. We currently anticipate that additional liquidity needs to cover increased tariffs on imported products can be managed through additional factoring under our accounts receivable sales programs with certain customers, as well as borrowings under our existing revolving credit facility.
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
Sales of accounts receivable under these programs, and related factoring costs, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Sales of accounts receivable	$258,163	$341,011	$843,582	$1,030,085
Factoring costs	10,938	14,590	36,113	43,744
If receivables had not been sold, $970.9 million and $1,093.1 million of additional receivables would have been outstanding at September 26, 2026, and December 31, 2025, respectively, based on standard payment terms.
Credit Agreement
In June 2026, we entered into a third amendment to our credit agreement to refinance the existing revolving credit facility with a new five-year revolving credit facility in an aggregate principal amount of $800.0 million, extending the maturity date to June 16, 2031. As of September 26, 2026, we had outstanding letters of credit for $1.1 million in aggregate. Net of outstanding letters of credit, we had $798.9 million available under the revolving credit facility at September 26, 2026.

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
The amended credit agreement and the indenture contain customary representations and warranties, affirmative and negative covenants, and events of default. Additionally, the amended credit agreement contains financial maintenance covenants that require the Company to (i) maintain a consolidated secured net leverage ratio of not more than 3.50 to 1.00 (increasing to 4.00 to 1.00 for the four fiscal quarters following certain acquisitions) and (ii) a consolidated interest coverage ratio of not less than 2.00 to 1.00. As of September 26, 2026, we were not in default with respect to either the revolving credit facility or indenture governing the Senior Notes.
Cash Flows
The following summarizes the activities included in the Condensed Consolidated Statements of Cash Flows:

	Nine Months Ended
(in thousands)	September 26, 2026	September 27, 2025
Cash provided by operating activities	$260,947	$71,990
Cash used in investing activities	(22,500)	(29,818)
Cash used in financing activities	(120,878)	(43,970)
Effect of foreign exchange on cash and cash equivalents	—	166
Net increase (decrease) in cash and cash equivalents	$117,569	$(1,632)
For the nine months ended September 26, 2026, cash provided by operating activities increased $189.0 million from the prior year period, primarily due to $99.7 million of IEEPA refunds and related interest received, as well as the benefits of inventory reductions in the current year, partially offset by lower sales of accounts receivable.
Investing activities used cash of $22.5 million and $29.8 million during the nine months ended September 26, 2026, and September 27, 2025, respectively, reflecting timing of spending on capital investments. The nine months ended September 26, 2026, also included $7.2 million of proceeds from the sale of an investment, and $4.5 million to purchase certain product line assets and assume certain liabilities from an unaffiliated third party.
Financing activities during the nine months ended September 26, 2026, included $113.8 million paid to repurchase 938,333 shares of common stock, as well as $450.0 million of proceeds received from the issuance of our Senior Notes and the repayment of $440.6 million of outstanding borrowings under our credit agreement prior to the amendment. During the nine months ended September 27, 2025, we paid $15.3 million to repurchase 122,923 shares of common stock, and repaid $26.5 million of outstanding borrowings under our credit agreement.
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
Under the terms of our customer-sponsored programs to sell accounts receivable, a change in the reference rate would affect the amount of financing costs we incur and the amount of cash we receive upon the sales of accounts receivable under these programs. A one-percentage-point increase in Term SOFR or the discount rates on the accounts receivable sales programs would have increased our factoring costs and reduced the amount of cash we would have received by approximately $1.9 million and $2.8 million for the three months ended September 26, 2026, and September 27, 2025, respectively, and $7.2 million and $8.3 million for the nine months ended September 26, 2026, and September 27, 2025, respectively.
Under the terms of our credit agreement, a change in the reference rate or the lender’s base rate would affect the rate at which we could borrow funds thereunder. A one-percentage-point increase in the reference rate or base rate would have increased our interest expense on our variable rate debt under our credit agreement by approximately $1.1 million for the three months ended September 27, 2025, and $2.0 million and $3.4 million for the nine months ended September 26, 2026, and September 27, 2025, respectively.
As described in Note 5, "Debt," to the Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this report, our Senior Notes are reported at cost and not adjusted for fair value changes. However, changes in interest rates could have a material impact on their fair value, with no resultant impact on our results of operations, financial condition, or cash flows. As of September 26, 2026, the fair value of our Senior Notes would have decreased by approximately $24.7 million as a result of a hypothetical increase of one percentage point in interest rates.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended September 26, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the three months ended September 26, 2026, we purchased shares of our common stock as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
June 28, 2026, through July 25, 2026 (1)	3,877	$137.35	100	$362,880,127
July 26, 2026, through August 22, 2026	12,400	$127.74	12,400	$361,296,140
August 23, 2026, through September 26, 2026 (2)	105,255	$126.82	102,620	$348,293,139
Total	121,532		115,120	$348,293,139
(1)Includes 3,777 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust (as described in Note 10, "Common Stock Repurchases", to the Condensed Consolidated Financial Statements contained in PART I, ITEM 1 of this report).
(2)Includes 2,635 shares purchased from the Dorman Products, Inc. 401(k) Plan and Trust.
(3)In October 2024, the Company’s Board of Directors authorized the purchase of up to $500.0 million of our common stock under a share repurchase program effective from January 1, 2025, through December 31, 2027. At September 26, 2026, $348.3 million was available for repurchase under the program. This remaining repurchase authorization is calculated exclusive of the impact of any federal excise tax imposed on certain net stock repurchases pursuant to the Inflation Reduction Act of 2022.
ITEM 3. Defaults Upon Senior Securities
None
ITEM 4. Mine Safety Disclosures
Not Applicable

ITEM 5. Other Information
Director and Executive Officer Trading Arrangements
Entry into Rule 10b5-1 Trading Plans. The following table describes contracts, instructions, or written plans for the purchase or sale of the Company’s common stock intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) (each, a “Rule 10b5-1 Plan”) entered into during the quarter ended September 26, 2026, by our directors and officers (as defined under Rule 16a-1(f) of the Exchange Act).

Name and Title of Director or Officer	Date of Adoption of Agreement	Expiration Date of Agreement¹	Aggregate Number of Securities to be Purchased or Sold
Scott D. Leff SVP, Chief Human Resources Officer	September 2, 2026	September 1, 2027	9,257²
Steven L. Berman Director	September 9, 2026	December 8, 2027	195,501³
Joseph P. Braun SVP, General Counsel and Secretary	September 14, 2026	September 30, 2027	15,253⁴
Eric B. Luftig President, Light Duty	September 15, 2026	August 27, 2027	2,000⁵
Kevin M. Olsen Chairman, President and Chief Executive Officer	September 15, 2026	December 31, 2027	40,000⁶
¹ Each Rule 10b5-1 Plan expires upon the date shown or, if earlier, upon completion of all authorized transactions under such Plan.
² Plan includes (i) the sale of up to 7,500 shares of the Company’s common stock currently held by Mr. Leff and (ii) the potential exercise of vested stock options and the associated sale of up to 1,757 shares of the Company’s common stock.
³ Plan covers (i) 70,000 shares of the Company’s common stock owned directly by Mr. Berman and (ii) 125,501 shares of the Company’s common stock owned by certain family trusts for which Mr. Berman serves as co-trustee or that are for the benefit of Mr. Berman’s children. No sales under the Plan may commence until after completion and termination of the prior Rule 10b5-1 Plan adopted by such sellers on September 10, 2025.
⁴ Plan includes (i) the sale of up to 10,000 shares of the Company’s common stock currently held by Mr. Braun and (ii) the potential exercise of vested stock options and the associated sale of up to 5,253 shares of the Company’s common stock.
⁵ Plan includes the sale of up to 2,000 shares of the Company’s common stock currently held by Mr. Luftig.
⁶ Plan includes the sale of up to 40,000 shares of the Company’s common stock currently held by Mr. Olsen or remaining unsold under his prior Rule 10b5-1 Plan adopted on September 3, 2025. No sales under the Plan may commence until after expiration of such prior Rule 10b5-1 Plan.
Termination of Rule 10b5-1 Trading Plans. No director or officer terminated a Rule 10b5-1 Plan during the quarter ended September 26, 2026.
Non-Rule 10b5-1 Trading Plans. There were no non-Rule 10b5-1 trading arrangements entered into or terminated by our directors and officers during the quarter ended September 26, 2026.
ITEM 6. Exhibits
(a)Exhibits
The Exhibits included in this report are listed in the Exhibit Index on page 31, which is incorporated herein by reference.

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
The following financial statements from the Dorman Products, Inc. Quarterly Report on Form 10-Q as of and for the quarter ended September 26, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations and Comprehensive Income; (ii) the Condensed Consolidated Balance Sheets; (iii) Condensed Consolidated Statements of Shareholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to Condensed Consolidated Financial Statements.

104	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended September 26, 2026, formatted in Inline XBRL (included as Exhibit 101).
*    Filed herewith
**    Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dorman Products, Inc.
October 27, 2026

/s/ Kevin M. Olsen
Kevin M. Olsen
President and Chief Executive Officer
(principal executive officer)
October 27, 2026

/s/ Charles W. Rayfield
Charles W. Rayfield
Senior Vice President,
Chief Financial Officer and Treasurer
(principal financial officer)